Form 10-Q
period 2013-09-30
Marcus & Millichap, Inc.
filed 2013-11-22
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36155

MARCUS & MILLICHAP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2478370
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

23975 Park Sorrento, Suite 400 Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)

(818) 212-2250

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 22, 2013, the registrant had 36,600,897 shares of common stock issued and outstanding.

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share amounts)

	September 30, 2013 (Unaudited)	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$28,679	$3,107
Commissions receivable, net of allowance for doubtful accounts of $100 and $129 at September 30, 2013 and December 31, 2012, respectively	4,308	5,764
Employee notes receivable	156	807
Prepaid expenses and other current assets	6,769	2,903

Total current assets	39,912	12,581
Prepaid rent	4,909	2,855
Investments held in rabbi trust account	3,832	2,905
Property and equipment, net of accumulated depreciation of $18,370 and $17,917 at September 30, 2013 and December 31, 2012, respectively	8,476	6,688
Due from affiliates	—	60,389
Employee notes receivable	228	350
Other assets	3,431	3,965

Total assets	$60,788	$89,733

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,821	$14,350
Commissions payable	12,103	22,584
Due to affiliates	13,528	—
Accrued employee expenses	10,215	17,519

Total current liabilities	42,667	54,453
Deferred compensation and commissions	9,430	9,121
Other liabilities	5,007	4,529

Total liabilities	57,104	68,103

Stockholders’ equity:
Series A redeemable preferred stock, $10.00 par value:	10	10
Authorized shares – 1,000; issued and outstanding shares – 1,000 at September 30, 2013 and December 31, 2012; $10.00 redemption value per share at September 30, 2013 and December 31, 2012
Common stock, $1.00 par value:
Authorized shares – 1,000,000; issued and outstanding shares –234,489 and 233,739 at September 30, 2013 and December 31, 2012, respectively	235	234
Additional paid-in capital	2,675	24,718
Stock notes receivable from employees	(13)	(150)
Retained earnings (accumulated deficit)	777	(3,182)

Total stockholders’ equity	3,684	21,630

Total liabilities and stockholders’ equity	$60,788	$89,733

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Real estate brokerage commissions	$101,757	$82,620	$258,720	$216,029
Financing fees	6,783	5,195	18,671	13,413
Other revenues	3,413	3,413	9,403	8,636

Total revenues	111,953	91,228	286,794	238,078
Operating expenses:
Cost of services	67,718	54,194	170,395	138,903
Selling, general, and administrative expense	30,863	25,007	84,687	70,907
Depreciation and amortization expense	747	732	2,261	2,227

Total operating expenses	99,328	79,933	257,343	212,037

Operating income	12,625	11,295	29,451	26,041
Other income, net	247	41	496	324

Income before provision for income taxes	12,872	11,336	29,947	26,365
Provision for income taxes	5,597	4,931	13,025	11,469

Net income	$7,275	$6,405	$16,922	$14,896

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	1,000	$10	233,739	$234	$24,718	$(150)	$(3,182)	$21,630
Net income	—	—	—	—	—	—	16,922	16,922
Preferred dividends declared and paid	—	—	—	—	(24,718)	—	(6,463)	(31,181)
Preferred dividends declared	—	—	—	—	—	—	(6,500)	(6,500)
Deemed capital contribution from MMC	—	—	—	—	2,655	—	—	2,655
Issuance of restricted stock	—	—	750	1	20	(21)	—	—
Payments on stock notes receivable from employees	—	—	—	—	—	158	—	158

Balance as of September 30, 2013	1,000	$10	234,489	$235	$2,675	$(13)	$777	$3,684

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities
Net income	$16,922	$14,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,261	2,227
Provision for bad debt expense	8	174
Stock-based compensation, net of taxes	2,655	2,228
Other non-cash items	40	16
Changes in operating assets and liabilities:
Commissions receivable	1,484	(2,032)
Prepaid expenses and other current assets	(709)	(267)
Prepaid rent	(2,053)	195
Investments in rabbi trust account	(927)	(442)
Other assets	497	155
Due to (from) affiliates	67,418	9,827
Accounts payable and accrued expenses	(8,537)	(2,728)
Commissions payable	(10,482)	(1,488)
Accrued employee expenses	(7,303)	(441)
Deferred compensation and commissions	309	125
Other liabilities	509	(1,921)

Net cash provided by operating activities	62,092	20,524
Cash flows from investing activities
Payments on employee notes receivable	1,119	411
Issuances of employee notes receivable	(345)	(625)
Purchase of property and equipment	(3,697)	(2,921)
Proceeds from sale of property and equipment	32	25

Net cash used in investing activities	(2,891)	(3,110)
Cash flows from financing activities
Payments on obligations under capital leases	(32)	(155)
Payments of initial public offering costs	(2,574)	—
Dividends paid to MMC	(31,181)	(15,654)
Repayment of stock notes receivable from employees	158	86

Net cash used in financing activities	(33,629)	(15,723)

Net increase in cash and cash equivalents	25,572	1,691
Cash and cash equivalents at beginning of period	3,107	3,158

Cash and cash equivalents at end of period	$28,679	$4,849

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS (continued)

(UNAUDITED)

(in thousands)

	Nine months Ended September 30,
	2013	2012

Supplemental disclosures of cash flow information
Interest paid during the period	$1	$3

Income taxes paid to MMC	$19,694	$12,061

Supplemental disclosures of noncash investing and financing activities
Deferred offering costs included in accounts payable and other accrued expenses	$583	—

Property and equipment included in accounts payable and accrued expenses	$425	—

Issuance of restricted stock for notes receivable	$21	$90

Deemed capital contribution from MMC	$2,655	$2,228

Preferred dividends declared but not paid	$6,500	—

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

1.	Description of business, basis of presentation and accounting policies

Description of business

Marcus and Millichap Real Estate Investment Services, Inc. (the “Company”, “MMREIS”, “we”, “us”, or “our”) is a brokerage firm specializing in commercial real estate investment sales, financing, research, and advisory services. MMREIS was incorporated in 1976 and prior to the completion of its initial public offering (the “IPO”) on November 5, 2013, the Company was majority-owned by Marcus & Millichap Company (“MMC”) and all of the Company’s preferred and common stock outstanding was held by MMC and its affiliates or officers and employees of the Company. In June 2013, in preparation for the spin-off of its real estate investment services business, or the Spin-Off, MMC formed Marcus & Millichap, Inc. (“Marcus & Millichap” or “MMI”). See Note 9 - Subsequent Events for additional information.

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements as of September 30, 2013, and for the three and nine month periods ended September 30, 2013 and 2012, have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10–Q and Article 10-01 of Regulation S-X. Accordingly, some information and footnote disclosures required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements have been condensed or omitted. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the calendar year ending December 31, 2013, or for other interim periods or future years. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto included in MMI’s Final Prospectus filed with the SEC on October 31, 2013 pursuant to Rule 424(b)(5) of the Securities Act of 1933.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, due from affiliate, and receivables. Cash is placed with high-credit quality financial institutions. The Company historically has not experienced any losses in its cash and cash equivalent or due from affiliate. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection. As of September 30, 2013 and December 31, 2012, no individual accounted for 10% or more of commissions receivable.

The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States, none of which individually represents a significant concentration of credit risk. For the three and nine months ended September 30, 2013 and 2012, no individual customer represented 10% or more of total revenues.

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

Accounting Policies

Refer to MMI’s Final Prospectus for a complete discussion of all significant accounting policies. See Note 9 - Subsequent Events for additional information related to income taxes and stock-based compensation.

2.	Property and Equipment

Property and equipment consist of the following:

	September 30,	December 31,
	2013	2012

Computer software and hardware equipment	$7,489	$6,211
Furniture, fixtures, and equipment	19,357	18,394
Less accumulated depreciation and amortization	(18,370)	(17,917)

	$8,476	$6,688

Furniture, fixtures and equipment with a net book value of $39 and $160, are recorded under capital leases as of September 30, 2013 and December 31, 2012, respectively. The related depreciation of these assets is included in depreciation expense.

Payments for certain improvements to the Company’s leased office space are recorded as prepaid rent. Amortization of prepaid rent is recorded over the lease term as an increase to rent expense using the straight-line method.

3.	Selected Balance Sheet Data

Commissions Receivable

Commissions receivable consisted of the following:

	September 30,	December 31,
	2013	2012

Commissions due from buyer/seller	$3,288	$5,205
Due from sales agents	1,120	688
Less allowance for doubtful accounts	(100)	(129)

	$4,308	$5,764

The following table presents the changes in the allowance for doubtful accounts:

	September 30,	December 31,
	2013	2012

Balance at beginning of period	$(129)	$(143)
Provision for losses on commissions receivable	—	—
Write-off of uncollectible commissions receivable	29	14

Balance at end of period	$(100)	$(129)

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

Prepaid Expenses and Other Current Assets

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and other fees and costs relating to the initial public offering, are capitalized and included in prepaid expenses and other current assets in the consolidated balance sheets. The deferred offering costs will be offset against the initial public offering proceeds upon the closing of the IPO which occurred on November 5, 2013. There were $3,157 of capitalized deferred offering costs as of September 30, 2013 and no similar costs as of December 31, 2012.

Other Assets

Other assets consisted of the following:

	September 30,	December 31,
	2013	2012

Commission notes receivable	$290	$739
Due from sales agents	590	376
Agent recruiting receivable	1,459	1,766
Security deposits and other	1,092	1,084

	$3,431	$3,965

Other Liabilities

Other liabilities consisted of the following:

	September 30,	December 31,
	2013	2012

Long term deferred rent	$3,530	$2,703
Accrued legal	1,351	1,826
Other	126	—

	$5,007	$4,529

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following:

	September 30, 2013	December 31, 2012

Commissions payable	$6,070	$6,700
Deferred compensation liability	3,360	2,421

	$9,430	$9,121

During the fiscal year ended March 31, 2001, the Company established the MMREIS Deferred Compensation Plan (the Deferred Compensation Plan) for a select group of management. The Deferred Compensation Plan has similar characteristics of a 401(k) plan and provides the Deferred Compensation Plan participants additional flexibility in terms of contribution and distribution elections. Participants may elect to invest in various equity and debt securities offered within the Deferred Compensation Plan program. The Company chose to fund the Deferred Compensation Plan through variable life insurance policies purchased for the participants’ benefit. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust. This trust account is restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the Deferred Compensation Plan’s assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time all or a portion of the amount by which the fair market value of the Deferred Compensation Plan’s assets exceeds 110% of the aggregate amount credited to the Deferred Compensation Plan’s participants’ accounts, as defined by the Deferred Compensation Plan.

The deferred compensation liability is included in other liabilities on the consolidated balance sheets as reflected above. The net change in the carrying value of the investment assets and the related obligation are recorded in other income, net and selling, general, and administrative expense, respectively, in the consolidated statements of operations.

4.	Related-Party Transactions

Amounts due from (to) affiliates consisted of the following:

	September 30, 2013	December 31, 2012

Cash sweep receivable from MMC	$—	$71,905
Dividends payable to MMC	(6,500)	—
Taxes payable to MMC	(6,490)	(11,133)
General and administrative expenses payable to MMC	(538)	(383)

	$(13,528)	$60,389

Prior to June 30, 2013, the majority of the cash generated and used in the Company’s operations was held in bank accounts with one financial institution that were included in a sweep arrangement with MMC. Pursuant to a treasury management service agreement with that financial institution, the cash was swept daily into MMC’s money market account. The Company collected interest income from MMC at the same interest rate as MMC earned on the money market account. Historically, other than for a 2-week period around MMC’s March 31 fiscal year end, the Company had a receivable from MMC for the cash that was swept. When the sweep arrangement was not in effect, during the week before and the week after March 31, the Company’s cash balances remained in the Company’s bank accounts. As of June 30, 2013, the sweep arrangement with MMC was permanently terminated.

MMC has a credit agreement under which, the Company, along with many other entities controlled by MMC, was a guarantor as of September 30, 2013. The credit agreement comprises two components, a line of credit and a term loan which mature on September 26, 2015 and June 1, 2019, respectively. There are certain covenants that the Company is required to comply with, such as providing an annual audit report, and quarterly financial statements. The Company would be required to satisfy the outstanding obligation upon an event of default as defined in the credit agreement. Under the terms of the guarantee, there is not a specific allocation of liability related to the Company as all guarantors would be combined for paying specific claims. The Company’s guarantee for each component of the credit agreement expires on the respective maturity date. The maximum amount of future

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

payments that the Company could be required to make under the guarantee as of September 30, 2013 is equal to the amount outstanding of $56,900 ($39,400 outstanding on the line of credit and $17,500 advanced under the term loan component of the line). The maximum amount of future payments that the Company could be required to make under the guarantee as of December 31, 2012 was equal to the amount outstanding of $49,700 ($30,700 outstanding on the line of credit and $19,000 advanced under the term loan component of the line). At December 31, 2012 and September 30, 2013, MMC was in compliance with all debt covenants under the terms of the line of credit agreement. The Company was released from the guaranty effective November 5, 2013 in connection with the Spin-Off and the IPO.

Total dividends declared and paid for the nine months ended September 30, 2013 and 2012 were $31,181 and $15,654, respectively. Total dividends declared but not paid for nine months ended September 30, 2013 and 2012 were $6,500 and $0, respectively. In October 2013, dividends in the amount of $6,500 were paid.

Under a shared services arrangement with MMC, MMC provided services to the Company. During the three months ended September 30, 2013 and 2012, the Company incurred $493 and $486, respectively under the shared services arrangement. During the nine months ended September 30, 2013 and 2012, the Company incurred $896 and $834, respectively, to MMC pursuant to this arrangement. In connection with the IPO, the shared services arrangement with MMC was replaced by a Transition Services Agreement between MMI and MMC that became effective upon the completion of the IPO. In accordance with the Transition Services Agreement, MMC will continue to incur certain general and administrative expenses on behalf of MMI. See Note 9 - Subsequent Events for additional information.

Amounts representing health insurance premiums incurred by MMC on behalf of the Company for three months ended September 30, 2013 and 2012 were $1,018, and $1,090, respectively. Amounts representing health insurance premiums incurred by MMC on behalf of the Company for nine months ended September 30, 2013 and 2012 were $2,823, and $2,661, respectively. Such expenses, paid by MMC on behalf of the Company, were allocated based on individual employee coverage costs.

During the three months ended September 30, 2013 and 2012, MMC incurred $112 and $112, respectively in general and administrative expenses on behalf of the Company. During the nine months ended September 30, 2013 and 2012, MMC incurred $501 and $470, respectively in general and administrative expenses on behalf of the Company. Expenses incurred by MMC, such as rent, corporate compensation, and other corporate costs, are allocated on a pro rata basis.

The Company earned interest income from MMC of $0 and $35 for the three months ended September 30, 2013 and 2012, respectively. The Company earned interest income from MMC of $74 and $95 for the nine months ended September 30, 2013 and 2012, respectively.

The Company issues loans to employees and concurrently recognizes an employee notes receivable. At September 30, 2013 and December 31, 2012, the aggregate principal amount outstanding was $384 and $1,157, respectively, which are included in employee notes receivable in the consolidated balance sheets.

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company has performed financing and brokerage services related to these transactions with the subsidiaries of MMC. Financing and brokerage service revenue from these transactions with the subsidiaries of MMC totaled $0 and $394 for the three months ended September 30, 2013 and September 30, 2012, respectively and $382 and $1,013 for the nine months ended September 30, 2013 and September 30, 2012, respectively. Commission expense for these transactions totaled $0 and $212 for the three months ended September 30, 2013 and 2012, respectively and $238 and $591 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

The Company has an operating lease with MMC for an office located in Palo Alto, California. The lease expires April 30, 2015. Rent expense totaled $109 and $69 for the three months ended September 30, 2013 and 2012, respectively. Rent expense totaled $289 and $208 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

5.	Income Taxes

The Company is part of a consolidated federal income tax return and a combined unitary California tax return that is filed by MMC. The Company and MMC have a tax-sharing agreement whereby the Company provides for income taxes in its consolidated statements of income using an effective tax rate of 43.5%. The amount derived represents a receivable or obligation of the Company from (to) MMC that the Company generally settles on a current basis. In addition, all deferred tax assets and liabilities are recorded by MMC. As part of the IPO, the tax sharing agreement with MMC was terminated effective October 31, 2013. See Note 4 – Related-Party Transactions and Note 9 - Subsequent Events for additional information.

The provision for income taxes attributable to the Company consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Federal	$4,910	$4,325	$11,425	$10,060
State	687	606	1,600	1,409

	$5,597	$4,931	$13,025	$11,469

The provision (benefit) for income taxes for the three and nine months ended September 30, 2013 and 2012, differs from the amounts computed by applying the statutory federal corporate income tax rate of 35% to earnings before income taxes as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Computed expected tax expense	$4,504	$3,967	$10,480	$9,228
State taxes (net of federal tax effect)	630	555	1,467	1,292
Permanent differences	(15)	(24)	42	(17)
Difference due to tax-sharing rate	478	433	1,036	966

Provision for income taxes	$5,597	$4,931	$13,025	$11,469

6.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction between market participants at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1.	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2.	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability, or

Level 3.	Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

The fair values of the Company’s financial instruments, including such items in the condensed consolidated financial statement captions as cash and cash equivalents, commissions and notes receivable, due from (to) affiliates, accounts payable and accrued expenses, and commissions payable, approximate their carrying values based on their nature, terms, and interest rates, which approximate current fair value market rates and are considered to be in the Level 1 classification.

Investments held in a rabbi trust account are considered to be in the Level 1 classification. See Note 3 – Selected Balance Sheet Data for additional information.

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

7.	Restricted Common Stock and Stock Appreciation Rights (“SARs”)

Prior to the IPO, the Company granted options and SARs under a stock-based compensation award program (the “Program”). The options were exercisable into shares of unvested restricted common stock. The Program was administered by the board of directors. The board determined the terms of an award, including the amount, number of rights or shares, and vesting period, among others. Options issued generally had terms of one year or less and the restricted common stock issued upon exercise of the options generally vested over three to five years. The exercise price of the options was based upon a formula equivalent to the net book value of common stock as of the end of the fiscal year immediately preceding the date of issuance. The Company had not formally reserved any shares of its common stock for future stock awards under the Program.

In prior years and during the nine months ended September 30, 2013, employees of the Company exercised stock options through the issuance of notes receivable. Cash payments on notes receivable were presented as an increase in consolidated stockholders’ equity. Such notes bore interest at a rate of 5% or 6% per annum and were due in defined installments on various remaining dates through April 15, 2016, which was consistent with the vesting periods of the restricted common stock.

There were no redemptions or cancelations of stock options during the three and nine ended September 30, 2013 or September 30, 2012.

The following is a summary of the Company’s stock option activity:

	Nine months Ended September 30,
	2013		2012
	Shares Under Options	Weighted- Average Exercise Price	Shares Under Options	Weighted- Average Exercise Price
Options outstanding at beginning of period:	750	$28.86	3,500	$25.67
Exercised	(750)	28.86	(3,500)	25.67

Options outstanding at end of period	—	$—	—	$—

The following is a summary of the Company’s restricted common stock activity:

	Nine months Ended September 30,
	2013		2012
	Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Stock	Weighted- Average Grant Date Fair Value
Restricted common stock outstanding at beginning of period:	27,999	$23.36	24,499	$23.36
Issued upon exercise of stock options	750	28.86	3,500	25.67

Restricted common stock outstanding at end of period	28,749	$23.76	27,999	$23.67

Restricted common stock vested at end of period	26,605		22,682
Restricted common stock unvested at end of period	2,144		5,317

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

The following is a summary of the Company’s SARs activity:

	Nine Months Ended September 30,
	2013	2012

SARs outstanding at beginning and end of period:	28,733	27,983

SARs vested at end of period	26,589	22,666

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

Stock-based Compensation Expense and Deemed Capital Contribution (Distribution) From MMC

Historically, MMC assumed the Company’s obligation with respect to any appreciation in the value of the underlying vested awards and SARs in excess of the employees’ exercise price. MMC was deemed to make a capital contribution to the Company’s additional paid-in capital equal to the amount of compensation expense recorded, net of the applicable taxes. Based on the tax-sharing agreement between the Company and MMC, the tax deduction on the compensation expense recorded by the Company was allocated to MMC. MMC recorded the liability related to the appreciation in the value of the underlying stock and SARs in its consolidated financial statements. To the extent of any depreciation in the value of the underlying vested awards and SARs (limited to the amount of any appreciation previously recorded from the employees’ original exercise price), compensation expense was reduced and MMC was deemed to receive a capital distribution.

The total compensation cost related to unvested stock and SARs was generally recognized over approximately four years. Restricted common stock issued upon exercise of stock options was generally vested over three to five years and stock options typically were exercised immediately for a note receivable.

The total formula-settlement value and total compensation cost related to non-vested stock and SARs are as follows:

	Nine Months Ended September 30,
	2013	2012
Stock	$271	$421
Rights under SARs	$225	$313

During the three months ended September 30, 2013 and 2012, total stock based compensation expense was $2,053 and $1,760, respectively. During the nine months ended September 30, 2013 and 2012, total stock based compensation expense was $4,679 and $3,943, respectively.

The total fair value of stock and SARs that vested during the nine months ended September 30 was as follows:

	Nine Months Ended September 30,
	2013	2012

Stock	$470	$695
Rights under SARs	$405	$566

In conjunction with the IPO, the vesting of all unvested restricted stock and all unvested SARs was accelerated. See Note 9 - Subsequent Events for additional information.

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

8.	Stockholder’s Equity

Series A Redeemable Preferred Stock

Prior to the IPO, the Company had 1,000 shares of Series A Redeemable Preferred Stock (Series A Preferred) issued and outstanding as of September 30, 2013 and December 31, 2012. The terms are discussed below.

Following the IPO, MMI has 25,000 authorized shares of preferred stock with a par value $0.0001 per share. See Note 9 - Subsequent Events for additional information.

Dividends

Prior to the IPO, the stockholders of Series A Preferred were entitled to receive dividends, payable in preference and priority to any distribution on common stock, at a rate determined by the Board of Directors, when and as declared by the Board of Directors. The right to dividends on the Series A Preferred was not cumulative, and no right accrued to the holders of Series A Preferred by reason of the fact that dividends on such shares were not declared and paid in any prior year, nor are any undeclared or unpaid dividends entitled to bear or accrue interest. No dividends were paid with respect to common stock unless Series A Preferred stockholders received a dividend return in such year in the amount of $10 for each outstanding share of Series A Preferred. To the extent that dividends were declared on any common share, a dividend in an equal amount was to be paid on each outstanding share of Series A Preferred.

Total preferred dividends declared and paid for the nine months ended September 30, 2013 and 2012 were $31,181 and $15,654, respectively. Total preferred dividends declared on the Series A Preferred but not paid for nine months ended September 30, 2013 and 2012 were $6,500, and $0, respectively. No dividends were declared for common stock for the nine months ended September 30, 2013 and 2012. In October 2013, dividends in the amount of $6,500 were paid for Series A Preferred.

Liquidation Preference

In the event of voluntary or involuntary liquidation, the Series A Preferred stockholders were entitled to be paid, before any payment was to be made in respect of the Company’s common stock, an amount equal to $10 per share of Series A Preferred plus all accrued but unpaid dividends for each share of Series A Preferred. If, upon liquidation, the assets of the Company available for distribution to its stockholders were insufficient to pay the holders of Series A Preferred, the entire remaining assets of the Company available for distribution would have been distributed ratably among the holders of the Series A Preferred in proportion to the full amount to which they would have otherwise been respectively entitled.

After the payment or setting apart for payment to the holders of the Series A Preferred, the remaining assets and funds of the Company available for distribution to the stockholders would have been distributed among the holders of common stock pro rata on the basis of the number of shares of common stock then outstanding.

Redemption

The Company was permitted to redeem any or all shares of Series A Preferred by paying an amount equal to $10 per share plus all declared and unpaid dividends with respect to such shares at the redemption date. Series A Preferred shares were not convertible into common stock.

Voting Rights

The Series A Preferred stockholders did not have voting rights.

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

9.	Subsequent Events

Dividends

Prior to the IPO, the Company distributed substantially all of its net income to MMC in the form of cash dividends. Following the IPO, MMI does not intend to pay a regular dividend. We will evaluate our dividend policy in the future. Any declaration and payment of future dividends to holders of MMI common stock will be at the discretion of the board of directors and will depend on many factors, including MMI’s financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our board of directors deems relevant.

The Spin-Off and Initial Public Offering

On November 5, 2013, MMI completed its IPO of 6,900,000 shares of common stock at a price to the public of $12.00 per share. MMI sold 4,173,413 shares of common stock in the IPO, including 900,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. Selling stockholders sold an aggregate of 2,726,587 shares in the IPO at the same price to the public. MMI did not receive any proceeds from the sale of the shares by the selling stockholders.

The IPO generated net proceeds to MMI of approximately $42,701, including the underwriters’ full exercise of their option to purchase additional shares and after deducting the underwriters’ discount of $3,506 and IPO related expenses estimated to be $3,874. Prior to the completion of the IPO, the shareholders of MMREIS contributed all of the outstanding shares of capital stock of MMREIS to MMI in exchange for MMI common stock, pursuant to which MMREIS became MMI’s wholly owned subsidiary, Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness.

Following the IPO, MMI has 25,000 authorized shares of preferred stock with a par value $0.0001 per share, none of which are outstanding.

Related Party Transactions

The Company was historically part of a consolidated federal income tax return and a combined unitary California tax return that were filed by MMC. The Company and MMC had a tax-sharing agreement whereby the Company provided for income taxes in its consolidated statements of income using an effective tax rate of 43.5%. As part of the IPO, the Company’s tax sharing agreement with MMC was terminated effective October 31, 2013.

The Company will file as a stand-alone tax entity in the future and will account for income taxes under the asset and liability method. Deferred tax assets and liabilities will be recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and tax credit carryforwards, if any. Deferred tax assets and liabilities will be measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

As part of the IPO, MMI and MMC entered into a transition services agreement, pursuant to which MMC will provide certain services to the Company for a limited period of time, including, but not limited to, the sharing of costs relating to certain insurance coverages and health plans, legal services and information technology management.

Amendments to Restricted Stock and SARs

In conjunction with the IPO, the vesting of all unvested restricted stock and all unvested SARs was accelerated. The SARs were frozen at the liability amount, calculated as of March 31, 2013, which will be paid out to each participant in installments upon retirement or departure under the terms of the existing program. The frozen SAR account balances will be credited with interest on an annual basis. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of deferred stock units, or DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (or otherwise all unsettled shares of stock upon termination of employment will be settled five years from the termination date). In addition, the formula settlement value of all outstanding shares of stock held by the plan participants was removed, and all such shares of stock will

MARCUS & MILLICHAP REAL ESTATE INVESTMENT SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

be subject to sales restrictions that lapse at a rate of 20% per year for five years if the participant remains employed by the Company. Additionally, in the event of death or termination of employment after reaching the age of 67, 100% of the DSUs will be settled and 100% of the shares of stock will be released from the resale restriction. Further, 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company.

The modification, grant of replacement awards and acceleration of vesting of restricted stock and SARs and grants of other stock-based compensation awards pursuant to the 2013 Omnibus Equity Incentive Plan, or the 2013 Plan, are expected to result in non-cash stock-based compensation charges of approximately $30,000 to $35,000 in the fourth quarter of 2013. Following the IPO, grant of replacement awards and future equity award issuances will be recorded by MMI and will no longer result in a deemed capital contribution (distribution) to MMC.

2013 Omnibus Equity Incentive Plan

MMI reserved 5,500,000 shares for future equity awards issuances and 366,667 shares for future issuances under the 2013 Employee Stock Purchase Plan pursuant to the 2013 Plan. In connection with the IPO, MMI issued the following equity awards: (A) DSUs for an aggregate of 2,192,409 shares granted as replacement awards to the MMREIS managing directors, (B) DSUs for 83,333 shares to be granted to Mr. Millichap, and (C) 30,000 shares of restricted stock to the non-employee directors, in each case, based on the IPO price of $12.00.

MMI will recognize equity-based awards expense based upon their grant date fair values on a straight-line basis over the requisite service period, which is generally the vesting period of the awards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Final Prospectus filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission October 30, 2013, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years, based on data from CoStar and Real Capital Analytics. We have more than 1,100 investment sales and financing professionals in 73 offices who provide investment brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. In 2012, we closed more than 6,100 sales and financing transactions with total volume of approximately $22.0 billion. For the three months ended September 30, 2013, we closed more than 1,600 sales, financing and other transactions with total volume of approximately $6.0 billion. For the nine months ended September 30, 2013, we closed more than 4,600 sales, financing and other transactions with total volume of approximately $16.0 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale and fees upon the financing of commercial properties and, in addition, by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. In 2012, approximately 91% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 3% from other fees, including consulting and advisory services. For the three months ended September 30, 2013, approximately 91% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 3% from other fees, including consulting and advisory services. For the nine months ended September 30, 2013, approximately 90% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 3% from other fees, including consulting and advisory services.

The Spin-Off and Initial Public Offering

On November 5, 2013, MMI completed its initial public offering (the “IPO”) of 6,900,000 shares of common stock at a price to the public of $12.00 per share. MMI sold 4,173,413 shares of common stock in the IPO, including 900,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. Selling stockholders sold an aggregate of 2,726,587 shares in the IPO at the same price to the public. MMI did not receive any proceeds from the sale of the shares by the selling stockholders.

The IPO generated net proceeds to MMI of approximately $42.7 million, including the underwriters’ full exercise of their option to purchase additional shares and after deducting the underwriters’ discount of $3.5 million and IPO related expenses estimated to be $3.9 million. Prior to the completion of the IPO, the shareholders of MMREIS contributed all of the outstanding shares of capital stock of MMREIS to the MMI in exchange for MMI common stock, pursuant to which MMREIS became MMI’s wholly owned subsidiary, Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness.

Factors Affecting Our Business

Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate sales and financing transactions. The number and size of these transactions is affected by our ability to recruit and retain sales and financing professionals and by the general trends in the economy and real estate industry, particularly including:

•

Economic and commercial real estate market conditions. Our business is dependent on economic conditions and the demand for commercial real estate and related services in the markets in which we operate. Changes in the economy on a national, regional or local basis can have a positive or negative impact on our business. Fluctuations in acquisition and disposition activity, as well as general commercial real estate investment activity, can impact commissions for arranging such transactions, as well as impacting fees for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. In each period discussed, the number of commercial real estate transactions for us has increased.

•	Credit and liquidity in the financial markets. Since real estate purchases are often financed with debt, credit and liquidity issues in the financial markets have a direct impact on flow of capital to the commercial real estate markets as well as transaction activity and prices. For the periods discussed, credit availability and liquidity were favorable after having been significantly limited in 2008 and 2009.

•	Demand for investment in commercial real estate. The willingness of private investors to invest in commercial real estate is affected by factors beyond our control, including the performance of real estate assets when compared with the performance of other investments.

•	Fluctuations in interest rates. Changes in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely or positively affect the operation and income of commercial real estate properties, as well as the demand from investors for commercial real estate investments. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment sales and loan originations. In contrast, decreased interest rates will generally decrease the costs of obtaining financing which could lead to increases in purchase and sales activities. For the periods discussed, interest rates generally remained low and have not fluctuated significantly.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by our chief operating decision maker, or CODM, to perform resource allocations and performance assessments. Our CODM is our Chief Executive Officer and Chief Financial Officer. Our CODM reviews financial information presented on an office-by-office basis for purposes of making operating decisions, assessing financial performance and allocating resources. Based on the evaluation of our financial information, our management believes that our offices represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial statement purposes. Our financing operations also represent an individual operating segment, which does not meet the thresholds to be presented as a separate reportable segment.

Key Financial Measures and Indicators

Revenues

Our revenues are primarily generated from our real estate investment sales business. In addition to real estate brokerage commissions, we generate revenues from financing fees and from other revenues, which are primarily comprised of consulting and advisory fees.

•	Real estate brokerage commissions. We earn real estate brokerage commissions by acting as a broker for commercial real estate owners seeking to sell or investors seeking to buy properties. Revenues from real estate brokerage commissions are recognized at the earlier of the close of escrow or the transfer of title between the seller and buyer.

•	Financing fees. We earn financing fees by securing financing on purchase transactions as well as by refinancing our clients’ existing mortgage debt. We recognize financing fee revenues at the time the loan closes and we have no remaining significant obligations for performance in connection with the transaction.

•	Other revenues. Other revenues include fees generated from consulting and advisory services performed by our investment sales professionals, as well as referral fees from other real estate brokers. Revenues from these services are recognized as they are performed and completed.

Substantially all of our transactions are success based, with a small percentage including retainer fees (such retainer fees are credited against a success-based fee upon the closing of a transaction) and/or breakage fees. Transactions that are terminated before completion will sometimes generate breakage fees, which are usually calculated as a set amount or a percentage of the fee we would have received had the transaction closed. The amount and timing of all of the fees paid vary by the type of transaction and are generally negotiated on a transaction-by-transaction basis.

Operating Expenses

Our operating expenses consist of cost of services, selling, general and administrative expenses and depreciation and amortization expenses. The significant components of our expenses are further described below.

•

Cost of services. The majority of our cost of services expense is commission expense. Commission expenses are directly attributable to providing services to our clients for investment sales and mortgage brokerage services. Most of our transaction professionals are independent contractors and are paid commissions; however, there are some who are initially paid a salary and as such, these expenses also include employee-related compensation, employer taxes and benefits. In addition, some of our most senior investment sales professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are deferred for a period of three years and paid at the beginning of the fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers.

•	Selling, general & administrative expenses. The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources and other administrative expenses. Also included in selling, general and administrative are expenses related to stock-based compensation to key employees.

Prior to the IPO, we issued stock options and stock appreciation rights, or SARs, to key employees through a book value, stock-based compensation award program. The program gave certain employees the option to acquire unvested restricted stock and issued an equivalent number of unvested SARs, typically in exchange for a nonrecourse note receivable. Awards under the program typically vested over a three to five-year period, and could be redeemed or repurchased upon the occurrence of certain events, including termination of employment. Compensation expense was recognized over the vesting term based upon the formula settlement value of the awards. See Note 9 - Subsequent Events to the “Notes to the Condensed Consolidated Financial Statements” for additional information.

As a result of being a public company, our costs for such items as insurance, accounting and legal advice will increase relative to our historical costs for such services. We will also incur costs which we have not previously incurred for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act and new rules implemented by the Securities and Exchange Commission and the New York Stock Exchange, and various other costs of a public company.

•	Depreciation and amortization expense. Depreciation and amortization expense consists of depreciation and amortization recorded on our leasehold improvements, furniture, fixture, and equipment assets. Depreciation is provided over estimated useful lives ranging from three to seven years for owned assets or over the lesser of the asset estimated useful lives or the related lease term for leased assets.

Other Income and Expenses, Net

Other income primarily consists of gains or losses, net on our deferred compensation plan assets, interest income and other non-operating gains or losses.

Provision for Income Taxes

For the three and nine months ended September 30, 2013 and 2012, our provision for income taxes was based on a tax-sharing agreement between us and MMC, which stipulated an effective tax rate annual rate of 43.5% and was utilized to compute the our income tax provision (benefit) and the resulting amount due (from) to MMC, which were net of deferred tax assets and liabilities. The tax-sharing agreement with MMC was terminated effective October 31, 2013. We will file as a stand-alone tax entity for tax purposes in the future. When we file as a stand-alone tax entity our future taxable income will be subject to the applicable U.S. federal and state and local tax rates in the jurisdictions in which the taxable income is generated. The change to a stand-alone entity for tax purposes may result in material changes to our income tax provision in future years.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2013 and 2012. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Such key metrics include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Brokerage Commissions	2013	2012	2013	2012
Average Number of Sales Professionals	1,139	985	1,101	977
Average Number of Transactions per Sales Professional	1.0	1.0	2.9	2.8
Average Commission per Transaction	$86,749	$82,046	$80,573	$79,335
Average Transaction Size	$3,790,048	$3,559,733	$3,568,151	$3,449,256
Total Number of Transactions	1,173	1,007	3,211	2,723
Total Sales Volume (in millions)	$4,446	$3,585	$11,457	$9,392

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing Fees	2013	2012	2013	2012
Average Number of Financing Professionals	72	58	69	57
Average Number of Transactions per Financing Professional	4.2	3.7	12.3	10.6
Average Fee per Transaction	$22,609	$24,276	$22,017	$22,207
Average Transaction Size	$2,381,822	$2,435,981	$2,224,446	$2,294,702
Total Number of Transactions	300	214	848	604
Total Dollar Volume (in millions)	$715	$521	$1,886	$1,386

Comparison of Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30, 2013	Percentage of Revenue	Three Months Ended September 30, 2012	Percentage of Revenue	Total Dollar Change	Total Percentage Change
(Dollars in thousands)
Revenues:
Real estate brokerage commissions	$101,757	90.9%	$82,620	90.6%	$19,137	23.2%
Financing fees	6,783	6.1	5,195	5.7	1,588	30.6
Other revenues	3,413	3.0	3,413	3.7	0	0.0

Total revenues	111,953	100.0	91,228	100.0	20,725	22.7
Operating expenses:
Cost of services	67,718	60.5	54,194	59.4	13,524	25.0
Selling, general, and administrative expense	30,863	27.6	25,007	27.4	5,856	23.4
Depreciation and amortization expense	747	0.7	732	0.8	15	2.0

Total operating expenses	99,328	88.8	79,933	87.6	19,395	24.3

Operating income	12,625	11.2	11,295	12.4	1,330	11.8
Other income (expense), net	247	0.2	41	0.0	206	502.4

Income before provision for income taxes	12,872	11.4	11,336	12.4	1,536	13.5
Provision for income taxes	5,597	5.0	4,931	5.4	666	13.5

Net income	$7,275	6.4%	$6,405	7.0%	$870	13.6%

Adjusted EBITDA (1)	$15,668	14.0%	$13,791	15.1%	$1,877	13.6%

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “—Non-GAAP Financial Measure.”

Revenues.

Our total revenues were $112.0 million for the three months ended September 30, 2013 compared to $91.2 million for the same period in 2012, an increase of $20.7 million, or 22.7%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed 92.3% of the total increase, as well as increases in financing fees.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $101.8 million for the three months ended September 30, 2013 from $82.6 million for the three months ended September 30, 2012, an increase of $19.1 million or 23.2%. The increase was driven by a combination of a 16.5% increase in the number of investment sales transactions and a 5.7% increase in the average commission size during the three months ended September 30, 2013 as compared to the same period in 2012. The increase in average commission size was primarily due to an increase in the average transaction size.

•	Financing fees. Revenues from financing fees increased to $6.8 million for the three months ended September 30, 2013 from $5.2 million for the three months ended September 30, 2012, an increase of $1.6 million or 30.6%. The increase was driven by a 40.2% increase in the number of loan transactions due to an increase in the number of financing professionals combined with an increase in their productivity levels, partially offset by a 6.9% decrease in average loan commissions due in part to an increase in the proportion of fees from smaller loan transactions during the three months ended September 30, 2013 as compared to the same period in 2012.

•	Other revenues. Other revenues were $3.4 million for the three months ended September 30, 2013 and 2012.

Total operating expenses.

Our total operating expenses were $99.3 million for the three months ended September 30, 2013 compared to $79.9 million for the same period in 2012, an increase of $19.4 million, or 24.3%. Expenses increased primarily due to an increase in cost of services, which is primarily commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

•	Cost of services. Cost of services for the three months ended September 30, 2013 increased approximately $13.5 million, or 25.0% to $67.7 million from $54.2 million for the same period in 2012. The increase was primarily due to increased commission expenses driven by the increased revenues noted above, and to a lesser extent, an increase in referral fees paid to other real estate brokers.

•	Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2013 increased $5.9 million, or 23.4%, to $30.9 million from $25.0 million for the same period in 2012. The increase was primarily due to (i) a $2.5 million increase in legal expenses, driven by higher legal settlement costs combined with lower insurance recoveries in the current quarter as compared to the comparable prior year quarter, (ii) a $2.1 million increase in staff salaries, wages and related benefits expenses driven by an increase in our average headcount to build and support our sales force, including hiring of national and regional specialty directors and sales recruiters and (iii) a $0.7 million increase in other administrative costs primarily due to an increase in professional fees driven by third party consulting service fees in preparation of being a public company.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

•	Other income/expense, net. Other income/expense, net was not significant for the three months ended September 30, 2013 or the three months ended September 30, 2012.

Provision for income taxes. Income tax expense totaled $5.6 million for the three months ended September 30, 2013 as compared to $4.9 million in same period in 2012, an increase of $0.7 million or 13.5%. The increase was attributable to the higher pre-tax income during the three months ended September 30, 2013 as compared to 2012.

During the three months ended September 30, 2013 and 2012, our income tax expense was based on a tax-sharing agreement between us and MMC. As specified by the agreement, our effective tax rate was 43.5% for the three months ended September 30, 2013 and 2012. Subsequent to the completion of the IPO, we anticipate our effective tax rate as a stand-alone tax entity to be approximately 41.0%.

Comparison of Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30, 2013	Percentage of Revenue	Nine Months Ended September 30, 2012	Percentage of Revenue	Total Dollar Change	Total Percentage Change
(Dollars in thousands)
Revenues:
Real estate brokerage commissions	$258,720	90.2%	$216,029	90.8%	$42,691	19.8%
Financing fees	18,671	6.5	13,413	5.6	5,258	39.2
Other revenues	9,403	3.3	8,636	3.6	767	8.9

Total revenues	286,794	100.0	238,078	100.0	48,716	20.5
Operating expenses:
Cost of services	170,395	59.4	138,903	58.3	31,492	22.7
Selling, general, and administrative expense	84,687	29.5	70,907	29.8	13,780	19.4
Depreciation and amortization expense	2,261	0.8	2,227	0.9	34	1.5

Total operating expenses	257,343	89.7	212,037	89.0	45,306	21.4

Operating income	29,451	10.3	26,041	11.0	3,410	13.1
Other income (expense), net	496	0.2	324	0.1	172	53.1

Income before provision for income taxes	29,947	10.5	26,365	11.1	3,582	13.6
Provision for income taxes	13,025	4.5	11,469	4.8	1,556	13.6

Net income	$16,922	6.0%	$14,896	6.3%	$2,026	13.6%

Adjusted EBITDA (1)	$36,799	12.8%	$32,425	13.6%	$4,374	13.5%

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “—Non-GAAP Financial Measure.”

Revenues.

Our total revenues were $286.8 million for the nine months ended September 30, 2013 compared to $238.1 million for the same period in 2012, an increase of $48.7 million, or 20.5%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed 87.6% of the total increase, as well as increases in financing fees and other revenues. The three months ended March 31, 2013 included the impacts of the fiscal cliff and the associated uncertainty surrounding the potential impacts to the U.S. tax code, which resulted in transactions being accelerated into the three months ended December 31, 2012 that may have otherwise occurred during the first three months of 2013. As a result, we do not expect to see the same level of growth in the three months ended December 31, 2013.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $258.7 million for the nine months ended September 30, 2013 from $216.0 million for the nine months ended September 30, 2012, an increase of $42.7 million or 19.8%. The increase was driven by a 17.9% increase in the number of investment sales transactions as well as a slight increase of 1.6% in the average commission size during the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in average commission size was primarily due to an increase in the average transaction size.

•	Financing fees. Revenues from financing fees increased to $18.7 million for the nine months ended September 30, 2013 from $13.4 million for the nine months ended September 30, 2012, an increase of $5.3 million or 39.2%. The increase was primarily driven by a 40.4% increase in the number of loan transactions primarily due to an increase in the number of financing professionals combined with an increase in their productivity levels during the nine months ended September 30, 2013 as compared to the same period in 2012.

•	Other revenues. Other revenues increased to $9.4 million for the nine months ended September 30, 2013 from $8.6 million for the nine months ended September 30, 2012, an increase of $0.8 million or 8.9%. The increase was primarily driven by an increase in fees generated from advisory services during the nine months ended September 30, 2013 as compared to the same period in 2012.

Total operating expenses.

Our total operating expenses were $257.3 million for the nine months ended September 30, 2013 compared to $212.0 million for the same period in 2012, an increase of $45.3 million, or 21.4%. Expenses increased primarily due to an increase in cost of services, which are primarily commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

•	Cost of services. Cost of services for the nine months ended September 30, 2013 increased approximately $31.5 million, or 22.7% to $170.4 million from $138.9 million for the same period in 2012. The increase was primarily due to increased commission expenses driven by the increased revenues noted above and to a lesser extent, an increase in referral fees paid to other real estate brokers.

•	Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2013 increased $13.8 million, or 19.4%, to $84.7 million from $70.9 million for the same period in 2012. The increase was primarily due to (i) a $5.8 million increase in staff salaries, wages and related benefits expenses driven by an increase in our average headcount to build and support our sales force, including hiring of national and regional specialty directors and sales recruiters to directly support our more senior agents and increases in stock-based compensation expense, (ii) a $3.7 million increase in legal expenses, driven by higher legal settlement costs combined with lower insurance recoveries during the nine months of 2013 as compared to the comparable prior year period, (iii) a $2.7 million increase in sales promotional expenses, driven by an increase in our annual sales recognition event and increased marketing expenses to support the increased sales. The annual sales recognition event is typically held in the first quarter of the year and the majority of the expenses are incurred and recognized during that period, and (iv) a $1.1 million increase in professional fees primarily driven by an increase in accounting and third party consulting service fees in preparation of being a public company.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

•	Other income/expense, net. Other income/expense, net was not significant for the nine months ended September 30, 2013 or the nine months ended September 30, 2012.

Provision for income taxes. Income tax expense totaled $13.0 million for the nine months ended September 30, 2013 as compared to $11.5 million in same period in 2012, an increase of $1.6 million or 13.6%. The increase was attributable to the higher pre-tax income during the nine months ended September 30, 2013 as compared to 2012.

During the nine months ended September 30, 2013 and 2012, our income tax expense was based on a tax-sharing agreement between us and MMC. As specified by the agreement, our effective tax rate was 43.5% for the nine months ended September 30, 2013 and 2012. Subsequent to the completion of the IPO, we anticipate our effective tax rate as a stand-alone tax entity to be approximately 41.0%.

Seasonality

Our real estate brokerage commissions and financing fees are seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first nine months of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last nine months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior sales agents. These senior sales agents are on a graduated commission schedule that resets annually in which higher commissions are paid for higher sales volumes.

Non-GAAP Financial Measure

In this Form 10-Q, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income/expense, (ii) income tax expense, (iii) depreciation and amortization and (iv) stock-based compensation expense. We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of its business, develop budgets and measure our performance against those budgets. We also believe that analysts and investors use Adjusted EBITDA as supplemental measures to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes and non-cash stock-based compensation charges. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

A reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$7,275	$6,405	$16,922	$14,896
Adjustments:
Interest income	(4)	(37)	(88)	(110)
Provision for income taxes	5,597	4,931	13,025	11,469
Depreciation and amortization	747	732	2,261	2,227
Stock-based compensation	2,053	1,760	4,679	3,943

Adjusted EBITDA	$15,668	$13,791	$36,799	$32,425

Liquidity and Capital Resources

In connection with our IPO, we received aggregate net proceeds of approximately $42.7 million, including the underwriters’ full exercise of their option to purchase additional shares and after deducting the underwriters’ discount and IPO related expenses.

Prior to our IPO, our primary sources of liquidity were cash on hand and cash flows from operations. In the future, we intend to fund our operating cash requirements through cash flows from our operating activities and proceeds from our IPO. In addition, we may determine that obtaining debt financing to be advantageous to our business in the future.

The following table sets forth our summary cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Net cash provided by operating activities	$62,092	$20,524
Net cash used in investing activities	(2,891)	(3,110)
Net cash used in financing activities	(33,629)	(15,723)

Net increase in cash and cash equivalents	25,572	1,691
Cash and cash equivalents at beginning of period	3,107	3,158

Cash and cash equivalents at end of period	$28,679	$4,849

Prior to June 30, 2013, the majority of the cash generated and used in the Company’s operations was held in bank accounts with one financial institution that were included in a sweep arrangement with MMC. Pursuant to a treasury management service agreement with that financial institution, the cash was swept daily into MMC’s money market account. The Company collected interest income from MMC at the same interest rate as MMC earned on the money market account. Historically, other than for a 2-week period around MMC’s March 31 fiscal year end, the Company had a receivable from MMC for the cash that was swept. When the sweep arrangement was not in effect, during the week before and the week after March 31, the Company’s cash balances remained in the Company’s bank accounts. As of June 30, 2013, the sweep arrangement with MMC was permanently terminated.

Operating Activities

Cash flows from operating activities were $62.1 million for the nine months ended September 30, 2013, compared to $20.5 million for the nine months ended September 30, 2012. The increase in cash flows from operating activities was primarily due to a $39.2 million increase in net working capital changes and a higher net income of $2.0 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The net working capital changes were principally due a $57.6 million increase in due from affiliates primarily driven by the termination of the sweep arrangement discussed above as well as increases in commissions receivable. These increases were partially offset by decreases in commissions payable, accrued employee expenses, and accounts payable and accrued expenses primarily due to timing of payments, including the increase in bonus payments during the nine months ended September 30, 2013 compared to the same period in 2012.

Investing Activities

Cash flows used for investing activities were $2.9 million for the nine months ended September 30, 2013, as compared to $3.1 million for the nine months ended September 30, 2012. The decrease in cash flows used for investing activities for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012 was primarily due to a $1.0 increase in employee notes receivable collections, net of issuances, partially offset by a $0.8 increase in investment in information technology, computer equipment and furniture.

Financing Activities

Cash flows used for financing activities were $33.6 million for the nine months ended September 30, 2013, as compared to $15.7 million for the nine months ended September 30, 2012. The increase in cash flows used for financing activities was primarily due to higher dividend payments to MMC during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 and payments of IPO costs during the nine months ended September 30, 2013 with no such comparable costs during the nine months ended September 30, 2012.

Prior to our IPO, we distributed substantially all of our net income to MMC in the form of cash dividends. Following the IPO, we do not intend to pay a regular dividend. We intend to evaluate our dividend policy in the future. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our board of directors deems relevant.

Contractual Obligations and Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in our Final Prospectus filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 31, 2013.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements at this time.

Critical Accounting Policies; Use of Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no material changes in our critical accounting policies, as disclosed in our Final Prospectus filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 31, 2013.

Recent Accounting Pronouncements

There have been no new accounting standards applicable to us that have been adopted during the three and nine months ended September 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments, which are exposed to concentrations of credit risk, consist primarily of short-term cash investments. Due to the nature of our business and the manner in which we conduct our operations, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in claims and legal actions arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial relationships, standard brokerage disputes like the alleged failure to disclose physical or environmental defects or property expenses or contracts, the alleged inadequate disclosure of matters relating to the transaction like the relationships among the parties to the transaction, potential claims or losses pertaining to the asset, vicarious liability based upon conduct of individuals or entities outside of our control, general fraud claims, conflicts of interest claims, employment law claims, including claims challenging the classification of our sales professionals as independent contractors, and claims alleging violations of state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We carry standard errors and omissions insurance designed to cover certain acts of broker malpractice.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in MMI’s Final Prospectus filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 31, 2013, before deciding whether to invest in our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

Not Applicable.

(b)	Use of Proceeds

On October 30, 2013, our registration statement on Form S-1 (File No. 333-191316) was declared effective by the SEC for our IPO. On November 5, 2013, we completed our IPO pursuant to which we sold an aggregate of 4,173,413 shares of our common stock at a price to the public of $12.00 per share, including 900,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. Selling stockholders in the IPO sold an aggregate of 2,726,587 shares at the same price to the public. We did not receive any proceeds from the sale of the shares by the selling stockholders. Citigroup and Goldman, Sachs & Co. acted as joint book-running managers.

As a result of the IPO, including the underwriters’ option to purchase additional shares, we received net proceeds of approximately $42.7 million, after deducting total expenses of approximately $7.4 million, consisting of $3.5 million of underwriters’ discounts and commissions and offering related expenses reasonably estimated to be $3.9 million. None of these expenses consisted of direct or indirect payments to any of our directors of officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The documents listed in the Exhibit Index of this quarterly report on Form 10-Q are incorporated by reference or are filed with this quarterly report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus and Millichap, Inc.

Date:	November 22, 2013	By:	/s/ John J. Kerin
John J. Kerin
President and Chief Executive Officer

Date:	November 22, 2013	By:	/s/ Martin E. Louie
Martin E. Louie
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Marcus & Millichap, Inc., effective November 5, 2013

3.2*	Amended and Restated Bylaws of Marcus & Millichap, Inc., effective November 5, 2013

10.1*	Separation and Distribution Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013

10.2*	Tax Matters Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013

10.3*	Transition Services Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, (ii) unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, (iii) unaudited condensed consolidated statements of stockholders’ equity as of September 30, 2013 and December 31, 2012, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, and (v) notes to unaudited condensed consolidated financial statements. In accordance with Rule 406T of Regulation S-T, such electronically submitted information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.