Form 10-K
period 2013-12-31
Marcus & Millichap, Inc.
filed 2014-03-21
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36155

MARCUS & MILLICHAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2478370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23975 Park Sorrento, Suite 400, Calabasas, California, 91302

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (818) 212-2250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s stock was not publicly traded.

As of March 14, 2014, there were 36,600,897 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on May 6, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2013.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this annual report concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources and on our knowledge of the commercial real estate market. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe our market position, market opportunity and market size information included in this annual reports on Form 10-K is generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is based on 2012 data since 2013 data has not yet been published.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	market trends in the commercial real estate market or the general economy;

•	our ability to attract and retain qualified managers, sales and financing professionals;

•	the effects of increased competition on our business;

•	our ability to successfully enter new markets or increase our market share;

•	our ability to successfully expand our services and businesses and to manage any such expansions;

•	our ability to retain existing clients and develop new clients;

•	our ability to keep pace with changes in technology;

•	any business interruption or technology failure and any related impact on our reputation;

•	changes in tax laws, employment laws or other government regulation affecting our business; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

In addition, in this Annual Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to our company, our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I

Unless the context requires otherwise, the words “Marcus & Millichap,” “Marcus & Millichap Real Estate Investment Services,” “MMREIS,” “we,” the “company,” “us” and “our” refer to Marcus & Millichap, Inc., Marcus & Millichap Real Estate Investment Services, Inc. and its other consolidated subsidiaries.

Item 1. Business

Overview

Marcus & Millichap, Inc., a Delaware corporation, or MMI, is a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top broker in the United States based on the number of investment transactions over the last 10 years. As of December 31, 2013, we had more than 1,300 investment sales and financing professionals in 76 offices that provide investment brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to developers, lenders, owners and investors. In 2013, we closed more than 6,600 sales, financing and other transactions with total volume of approximately $24 billion.

We divide the commercial real estate market into three major segments by investment size and focus primarily on the private client segment:

•	Private client segment: properties with prices under $10 million;

•	Hybrid segment: properties with prices equal to or greater than $10 million and less than $20 million; and

•	Institutional segment: properties with prices of $20 million and above.

We focus primarily on the private client segment, which consistently comprises over 80% of the total number of property transactions in the commercial real estate market.

We were founded in 1971 and are committed to building the leading national investment brokerage business. To achieve that goal, we underwrite, market and sell commercial real estate properties for our private clients in a manner that maximizes value for sellers and provides buyers with the largest and most diverse inventory of commercial properties. Our business model is based on several key attributes: a focus on investment brokerage services, a critical mass of sales professionals providing consistent services and exclusive client representation, a national platform based on information sharing and powered by proprietary technology, a management team with investment brokerage experience, a financing team that is integrated with our investment sales force and research and advisory services tailored for our clients.

We devote our expertise and focus to the investment brokerage and financing business as opposed to other businesses, such as leasing or property management. Accordingly, our business model is unique from our national competitors, who focus primarily on the institutional real estate segment, and from our local and regional competitors, who lack a broad national platform. As the leading investment sales and financing firm in our segment, we believe we are ideally positioned to capture significant growth opportunities in our market.

Our sales professionals are specialized by property type and by local market area, as we believe a focused expertise brings value to our clients. Our model and footprint provide an unparalleled level of connectivity to the marketplace. We operate 76 offices, including 62 offices in 49 major markets, which we define as metropolitan areas with a population of at least 1 million, and 14 offices in mid-market locations, which we define as metropolitan areas with a population of less than 1 million. Our broad geographic coverage, property expertise, and significant relationships with both buyers and sellers provide connectivity and increase liquidity in our markets. By closing more transactions annually than any other firm (based on data from CoStar and Real Capital Analytics), our sales professionals are able to provide clients with a broad and deep perspective on the investment real estate market locally, regionally and nationally.

We generate revenues by collecting commissions upon the sale and financing of commercial properties. These fees consist of commissions collected upon the sale of an asset, based upon the value of the property, and fees collected by our financing subsidiary from the placement of loans. In 2013, approximately 90% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 4% from other fees, including consulting and advisory services.

The following tables show our investment sales, financing and other transactions in 2013 by property type and investor segment:

Marcus & Millichap Investment Sales, Financing and Other Transactions by Property Type (2013)

Property Type	Transactions	Volume (Billion)	Percent of Total Transactions
Multifamily	2,892	$12.9	43.8%
Retail	2,396	6.3	36.3
Office	470	1.5	7.1
Industrial	145	0.5	2.2
Land	128	0.2	1.9
Self-Storage	109	0.5	1.6
Hospitality	130	0.5	2.0
Seniors Housing	73	0.6	1.1
Manufactured Housing	84	0.4	1.3
Mixed – Use / Other	181	0.6	2.7

Total	6,608	$24.0	100.0%

Marcus & Millichap Investment Sales and Other and Financing Transactions by Investor Segment (2013)

	Private Client Segment		Hybrid Segment	Institutional Segment	Total
	< $1 Million	$1 - $10 Million
Transactions
Investment Sales and Other	1,450	3,603	239	151	5,443
MMCC – Financing	426	709	24	6	1,165

Total	1,876	4,312	263	157	6,608

Dollar Volume (Billions)
Investment Sales and Other	$0.8	$10.9	$3.2	$6.4	$21.3
MMCC – Financing	0.3	1.9	0.3	0.2	2.7

Total	$1.1	$12.8	$3.5	$6.6	$24.0

Corporate Information and Initial Public Offering

We were formed as a sole proprietorship in 1971, incorporated in California on August 26, 1976 as G. M. Marcus & Company, and we were renamed as Marcus & Millichap, Inc. in August 1978, Marcus & Millichap Real Estate Investment Brokerage Company in September 1985, and Marcus & Millichap Real Estate Investment Services, Inc., or MMREIS, in February 2007. Prior to the completion of our initial public offering (“IPO”), MMREIS was majority-owned by Marcus & Millichap Company (“MMC”) and all of MMREIS’ preferred and common stock outstanding was held by MMC and its affiliates or officers and employees of MMREIS. In June 2013, in preparation for the spin-off of its real estate investment services business, or the Spin-Off, MMC formed a holding company called Marcus & Millichap, Inc. in Delaware. Prior to the completion of our IPO, the shareholders of MMREIS contributed the shares of MMREIS for common stock of Marcus & Millichap, Inc., and MMREIS became a wholly owned subsidiary of Marcus & Millichap, Inc.

On November 5, 2013, we completed our IPO of 6,900,000 shares of common stock at a price to the public of $12.00 per share. We sold 4,173,413 shares of common stock in the IPO, including 900,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. Certain selling stockholders sold an aggregate of 2,726,587 shares in the IPO at the same price to the public. We did not receive any proceeds from the sale of the shares by the selling stockholders. The IPO generated net proceeds to us of $42.3 million, including the underwriters’ full exercise of their option to purchase additional shares and after deducting total expenses of $7.8 million, consisting of $3.5 million of underwriters’ discounts and commissions and IPO related expenses of $4.3 million.

Our principal executive offices are located at 23975 Park Sorrento, Suite 400, Calabasas, California 91302. Our telephone number at this location is (818) 212-2250.

Competitive Strengths

We believe the following strengths provide us with a competitive advantage and opportunities for success:

National Platform Focused on Investment Brokerage. We are committed to building the leading national investment brokerage business. To achieve our goal, we focus on investment brokerage as opposed to other businesses such as leasing or property management. In addition, we combine proprietary technology and processes to market investment real estate with highly qualified sales professionals in 76 offices nationwide. Our commitment to specialization is also reflected in how we organize our sales professionals by property type and market area, further deepening the skills, relationships and market knowledge required for achieving the best results for our clients.

Market Leader in the Private Client Segment. We are the leading commercial real estate investment broker in the United States based on the number of transactions. We focus primarily on the private client segment of the market, consisting of transactions with prices under $10 million, which accounted for over 90% of our number of transactions in 2013. This segment, representing the vast majority of the number of commercial properties in the United States, has high asset turnover rates due to personal circumstances and business reasons, such as death, divorce and changes in partnership and other personal or financial circumstances. The private client brokerage industry is highly fragmented and characterized by high barriers to entry. These barriers include the need for a large, specialized sales force prospecting private clients, the difficulty in identifying and establishing relationships with such investors and the challenge of serving their needs locally and nationally. For transactions in the $1 million to $10 million range nationally, the top 10 brokerage firms represented just 21% of commercial property sales in 2012. We believe our core business is the least covered segment by national firms, in addition to being significantly underserved by local and regional firms that lack a multi-market platform.

Platform Built for Maximizing Investor Value. We have built our business to maximize value for real estate investors through an integrated set of services geared toward our clients’ needs. Within investment sales, we are committed to investment brokerage specialization, providing the largest sales force in the industry, fostering a culture and policy of information sharing on each asset we represent and using proprietary technology that facilitates real-time buyer-seller matching. Our investment sales organization underwrites, positions and markets investment real estate to the largest pool of qualified buyers. We coordinate proactive marketing campaigns that access the investor relationships and resources of the entire firm, far beyond the capabilities of an individual listing agent. These efforts produce wide exposure to investors who we identify as high-probability bidders for each asset.

We have one of the largest teams of financing professionals in the investment brokerage industry through Marcus & Millichap Capital Corporation, or MMCC. MMCC provides financing expertise and access to debt capital by securing competitive loan pricing and terms for our clients. In 2013, MMCC closed more than 1,100 financings with an aggregate loan value of over $2.7 billion, making us a leading mortgage broker in the industry. Finally, our market research analyzes the latest local and national economic and real estate trends, enabling our clients to make informed investment and financing decisions. These integrated services enable us to facilitate transactions for our clients across different property sectors and markets.

Management with Significant Investment Brokerage Experience. The majority of our managers are former senior sales professionals of the firm who now focus on management and do not compete with our sales force. As executives of the firm dedicated to hiring, training, developing and supporting our professionals, their investment brokerage background is extremely valuable. Almost all of our top sales professionals were hired without prior experience and were trained, developed and supported by our regional managers. Our comprehensive training and development programs rely greatly on the regional managers’ personal involvement. Their past experience as senior sales professionals plays a key role in helping our junior professionals establish technical and client service skills. Our regional managers also coach our sales professionals in setting up, managing and growing their business. We believe this management structure has helped the firm create a competitive advantage and achieve better results for our clients.

Growth Strategy

We have a long track record of successful growth in our core business driven by opening new offices and by hiring, training and developing new sales and financing professionals. Since the implementation of our long-term growth plan in 1995, our revenue has increased sevenfold and we have grown from approximately 416 sales professionals in 22 offices to more than 1,300 sales and financing professionals in 76 offices. To drive our future growth, we continually seek to expand our national footprint and optimize the size, product segmentation and specialization of our team of sales and financing professionals. The key strategies of our growth plan include:

Increase Market Share in Our Core Business. The private client segment is highly fragmented, with the top 10 brokerage firms accounting for only 21% of 2012 sales in the $1 million to $10 million range. Despite our industry-leading market share of 6.9%, we believe there are opportunities to substantially enhance our position in the segment. We believe the largest opportunities are in private client multi-tenant office and industrial properties in which our 2012 market share was 2.5% and 0.5%. In addition, we believe there is still significant room for growth in multifamily and retail properties, where we had 2012 market share of 12.7% and 9.3%, respectively. We leverage our existing platform, relationships and brand recognition among private clients to grow through expanded marketing and coverage. Our growth plan includes the following components:

•	Grow in Targeted Locations. Our plan targets specific markets and calls for both expansion of existing offices and opening additional offices. We have assigned key executives and managers to these markets and our recruiters have begun to hire additional experienced sales professionals. We have targeted markets based on population, employment, commercial real estate sales, inventory and competitive landscape. In addition, we have developed optimal office plans to capitalize on these factors by tailoring sales force size, coverage and composition by office and business segment. We expect this intensified focus on target markets, coupled with new marketing campaigns, reassigned geographic boundaries and team development, to result in significant growth. Recent initiatives have shown that concentrated efforts can produce marked results. For example, a recent initiative to grow our New York office sales force led to an increase in business volume and made it our top grossing office in 2013.

•	Grow in Specialty Property Segments. We believe that specialty property segments, including hospitality, multifamily tax credit and affordable housing, student housing, manufactured housing, seniors housing and self-storage, offer significant room for growth. To take advantage of these opportunities, we are increasing our property type expertise by adding regional directors who can bring added management capacity, business development and sales professional support. These executives will work with our regional and group managers to increase sales professional hiring, training, development and redeployment, and to execute various branding and marketing campaigns to expand our presence in key property segments.

•

Increase Sales Professional Hiring. We grow our business by hiring, training and developing sales professionals. We have implemented several initiatives to increase both new and experienced sales professional hiring through our recruiting department, specialty directors and regional managers. Our new sales professionals are trained in all aspects of real estate fundamentals and client service through formal training and apprenticeship programs. As these sales professionals mature, we continue to provide best practices and specialty training. When hiring more experienced sales professionals, we have focused on cultural fit. We believe this model creates a high level of teamwork, as well as operational and client service consistency.

Grow Financing Services. We are focused on growing our financing services provided through MMCC. Our mortgage brokerage business placed $2.7 billion of financings in 2013, and we are taking steps that we believe will substantially increase our internal loan business capture rate. Our internal loan business capture rate increased from 4.7% of buy-side investment sales in 2012 to 7.1% of buy-side investment sales in 2013. We intend to execute our growth strategy by adding financing professionals in 16 offices that currently do not have an MMCC presence and enhancing our cross-selling training, education and internal branding. We also plan to enhance MMCC’s service platform and expand our revenue sources by developing other services such as mezzanine financing, HUD products, equity placement and conduit financing.

Expand Our Market Share of Larger Transactions. Our extensive relationships with private clients have enabled us to capture a greater portion of commercial real estate transactions in excess of $10 million and bridge the private and institutional capital markets in recent years. Our ability to connect private capital with institutional assets plays a major role in differentiating our services. In 2011, we introduced a division dedicated to serving major investors branded as Institutional Property Advisors, or IPA, in the multifamily sector. As a result, we rose from the 7th-ranked investment brokerage firm by dollar volume in the $25 million and above multifamily sector in 2010 to the 4th-ranked firm in 2012. This strategy has met with great success and market acceptance and provides a vehicle for further growth within the institutional multifamily segment. This strategy also provides a model for expansion into institutional retail and office sectors.

Our Company

We provide investment brokerage and financing services to investors of all types and sizes of commercial real estate assets. We are a leading national investment brokerage company primarily focused on private clients transacting in the under $10 million price range. This is the largest and most active market segment and comprised over 80% of total U.S. commercial property sales over the last ten years. We have offices across the United States, with more than 1,300 sales and financing professionals in 76 offices, including 62 offices in major metropolitan markets and 14 offices in mid-market locations, which are in secondary and smaller metropolitan areas. We leverage our relationships with investors and use proprietary marketing tools to match properties with qualified buyers. Our financing professionals obtain competitive debt financing for buyers of our properties and owners who need to refinance or restructure their positions. The following graph shows our transactions in investment sales, financing and other from 2004 to 2013:

Investment Sales, Financing and Other Transactions, 2004-2013

Company History. We opened our first office in Palo Alto, California in 1971, and expanded our Northern California footprint and established a presence in Arizona, Colorado and Texas in the late 1970s. During the 1980s, we opened offices in Southern California and the Midwest. In 1995, we established our long-term growth plan and began our full national expansion. Our revenues grew quickly through 2006 with a compounded annual growth rate of 24.9% from 1996 to 2006. In 2007, the global credit markets began to show signs of distress resulting in a shortage of liquidity in some financing markets, including real estate. Beginning in late 2008, the credit crisis and recession greatly affected the commercial real estate industry, resulting in a dramatic revenue decline. Despite the severity of the market downturn, we maintained all of our offices and services, enabling us to take advantage of the market recovery and resume our growth quickly thereafter. As the real estate and financing markets recovered after 2009, our transaction volume has grown significantly, and our revenues grew at a compounded annual growth rate of 28.7% from 2009 to 2013.

Geographic Locations. We have offices across the United States in 36 states and Canada, with more than 1,300 sales and financing professionals in 62 offices in major metropolitan markets and 14 offices in mid-market locations. Set forth below is a map reflecting the geographic location of our offices as of December 31, 2013.

Our Services. We offer two primary services to our clients: commercial real estate investment brokerage and financing.

Commercial Real Estate Investment Brokerage. Our primary business and source of revenue is the representation of commercial property owners as their exclusive investment broker in the sale of their properties. Commissions from investment sales accounted for approximately 90% of our revenues in 2013. Sales are generated by maintaining relationships with property owners, providing market information and trends to them during their investment or “hold” period and being selected as their representative when they decide to sell or exchange their commercial property with a similar asset. We collect commissions upon the sale of each asset based on a percentage of property value. These commission percentages are typically inversely correlated with property value and thus are generally higher for smaller transactions. Our sales professionals also represent buyers in fulfilling their investment real estate acquisition needs; however, the vast majority of our investment sales business is generated from our exclusive representation of sellers.

Our core business concentration is aligned with the largest market segment as illustrated in the charts below. These charts show the number of transactions by investor segment in 2013 and the number of multifamily, retail, office and industrial property sales in 2012, for properties priced at $1 million or greater in the commercial real estate industry:

Number of Transactions by Investor Segment*

Marcus & Millichap	Commercial Real Estate Industry

*	Includes multifamily, retail, office and industrial sales $1 million and greater. Sources: CoStar Group, Inc. and Real Capital Analytics.

In 2013, we closed 4,634 investment sales transactions in a broad range of commercial property types, with a total transaction value of approximately $17.3 billion. In the last 10 years, we have closed more transactions than any other firm. We have significantly diversified our business beyond our historical focus on multifamily properties. The following table shows the various property types included in our sales transactions in 2013:

Marcus & Millichap Investment Sales Transactions by Property Type (2013)

Property Type	Transactions	Volume (Billion)	Percent of Total Transactions
Multifamily	1,839	$9.0	39.7%
Retail	1,899	5.1	41.0
Office	296	0.9	6.4
Industrial	105	0.3	2.3
Land	111	0.2	2.4
Self-Storage	83	0.3	1.8
Hospitality	95	0.4	2.0
Seniors Housing	55	0.5	1.2
Manufactured Housing	55	0.3	1.2
Mixed-use / Other	96	0.3	2.0

Total	4,634	$17.3	100%

We are building on our track record of growth by expanding our coverage of various property types. These include self-storage, hospitality, seniors housing, multifamily tax credit and affordable housing and manufactured housing, where we are already a leading broker but have significant room for additional growth due to market size and opportunity. We are also expanding our specialty group management and support infrastructure, specialized branding and business development customized to each of these segments and intensifying our recruiting efforts, which we believe will result in increased business in the various property types.

We underwrite, value, position and market properties to reach the largest and most qualified pool of buyers. We offer our clients the industry’s largest team of investment sales professionals operating with a culture and policy of information sharing, powered by our proprietary system, MNet, which enables real-time buyer-seller matching. We use a proactive marketing campaign that leverages the investor relationships of our entire sales force, direct marketing and a suite of proprietary web-based tools that connects each asset with the right buyer pool. We strive to maximize value for the seller by generating high demand for each asset. Our approach also provides a diverse, consistently underwritten inventory of investment real estate for buyers. When a client engages one of our sales professionals, he or she is engaging an entire system, structure and organization committed to maximizing value for our clients.

Financing. MMCC is a leading broker of debt financing for commercial properties in the under $10 million market segment. MMCC has approximately 73 financing professionals in 33 offices, the most among national investment sales brokerage firms. We generate revenue in the form of financing fees collected from the placement of loans from banks, insurance companies, agencies and commercial mortgage backed securities, or CMBS, conduits. MMCC’s financing fees vary by loan amount. In 2013, MMCC completed more than 1,100 financing transactions with a value of $2.7 billion and accounted for 6% of our revenues. MMCC’s size, market reach and business volume enables us to establish long-term relationships and special programs with various capital sources. This in turn improves MMCC’s value proposition to borrowers seeking competitive financing rates and terms. MMCC is not limited to promoting in-house or exclusive capital sources and seeks the most competitive financing solution for each client’s specific needs and circumstances. We place loans for refinancing not involving a sale as well as acquisition financing for individual assets and portfolios. During 2013, 61% of MMCC’s revenues came from refinance activities while 39% were derived from placing acquisition financing.

MMCC is fully integrated with our investment sales force under the supervision of our regional managers, which promotes cross selling, information sharing, business referrals and better client service. By leveraging our national network of sales professionals, we are able to provide clients with the latest property markets and capital markets information and partner with national and regional lenders to secure loan packages that meet our clients’ financial objectives. During 2013, 55% of MMCC’s revenue was generated through the firm’s investment sales force and 45% was generated through direct marketing to borrowers.

In the future, we plan to expand the MMCC business to include mezzanine financing, HUD products, raising and placing equity and conduit financing. To do this, we intend to hire experienced individuals and capital markets teams in these areas and establish relationships with capital sources that specialize in these segments.

Other Services: Research and Advisory. Our research and advisory services are designed to assist clients in forming their investment strategy and making transaction decisions. Our research is fully integrated with our sales professionals’ client dialogue, client relationship development and maintenance and transaction execution. Our advisory services are coordinated with both our sales and financing professionals and are designed to provide customized analysis and increase customer loyalty and long-term transaction volume.

Our research division produces more than 900 publications and client presentations per year and has become a leading source of information for the industry as well as the general business media. We provide research on 13 commercial property segments covering: multifamily, retail, office, industrial, capital markets/financing, single-tenant net lease, seniors housing, student housing, self-storage, hospitality, medical office, manufactured housing and tax credit low income housing. We are regularly quoted in regional and national publications and media, and deliver content directly to the real estate investment community through print, electronic publications and video. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing and yield trends, and is designed to assist investors in their strategy formation and decisions relating to specific assets, helping our sales professionals develop and maintain relationships with clients.

We also provide a wide range of advisory and consulting services to developers, lenders, owners, real estate investment trusts, high net worth individuals, pension fund advisors and other institutions. Our advisory services include opinions of value, operating and financial performance benchmarking analysis, specific asset buy-sell strategies, market and submarket analysis and ranking, portfolio strategies by property type, market strategy, and development and redevelopment feasibility studies.

Competition

We compete in investment brokerage and financing within the commercial real estate industry on a national, regional and local basis. Competition is based on a number of critical factors, including the quality and expertise of our sales and financing professionals, our execution skills, agent support, brand recognition and our business reputation. We primarily compete with other brokerage and financing firms that seek investment brokerage and financing business from real estate owners and investors. To a lesser extent, we compete with in-house real estate departments, owners who may transact without using a brokerage firm, direct lenders, consulting firms and investment managers, some of which may have greater financial resources than we do. Our relative competitive position also varies across geographies, property types and services. In investment sales, our competitors on a national level include CBRE Group, Inc., Colliers International, NAI, Cushman & Wakefield, Cassidy Turley, Lee & Associates, ONCOR, Coldwell Banker, CORFAC, HFF, Inc. and Jones Lang LaSalle. Our major financing competitors include HFF, Inc., CBRE Group, Inc., Jones Lang LaSalle, Johnson Capital, Berkadia Commercial Mortgage LLC, Grandbridge Real Estate Capital, and NorthMarq Capital, LLC. The investment sales firms mainly focus on larger sales and institutional investors and are not heavily concentrated in our main area of focus, which is the under $10 million private client market. However, there is cross over and competition between us and these firms. There are also numerous local and regional competitors in our markets, as well as competitors specializing in certain property segments. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive.

Competition to attract and retain qualified professionals is also intense in each of our markets. We offer what we believe to be competitive compensation and support programs to our professionals. Our ability to continue to compete effectively will depend on retaining, motivating and appropriately compensating our professionals.

Technology

We have a long-standing tradition of technological orientation, innovation and advancement. Our efforts include the development of proprietary applications designed to make the process of matching buyer and sellers faster and more efficient as well as state-of-the art communication technology, infrastructure, internet presence and electronic marketing.

We have a proprietary internal marketing system, MNet, which allows our professionals to share listing information with investors across the country. MNet is an integrated tool that contains our entire national property inventory, which allows sales professionals to search for properties based on investors’ acquisition criteria. This system is an essential part of connecting buyers and sellers through our national platform. Our policies require information sharing among our sales professionals, and the MNet system automates the process of matching each property we represent to the largest pool of qualified buyers tracked by our national sales force. A part of MNet called Buyer Needs enables our sales professionals to register the investment needs of various buyers which are then matched to our available inventory on a real-time basis.

We have also developed a proprietary system for automating the production of property marketing materials and launching marketing campaigns, which we call iMpact. iMpact allows our sales professionals to input data into a listing proposal or marketing package, automatically imports property information, data on comparable properties and other information, and then dynamically populates our e-marketing, print, and Internet media. This system allows sales professionals to rapidly create professionally branded and designed materials for marketing properties on behalf of our clients in an efficient and timely manner.

Marketing and Branding

Our 42 years of investment brokerage specialization and concentration in the private client segment have established our brand as the leading broker of investment real estate as well as a trusted source of market research and financing solutions. In recent years, the company has also garnered recognition among larger private investors and institutions due to our integrated platform and capability of linking private and institutional capital. We continue to strengthen and broaden the firm’s name recognition and credibility by executing a variety of marketing and branding strategies. Locally, our offices engage in numerous events, direct mail campaigns, investor symposiums and participate in real estate conferences and organizations for various market segments. Our regional managers and agents develop long-term client relationships and promote the firm’s brand through these avenues.

In addition, we frequently have featured speaking roles in key regional and national industry events, and produce over 900 research reports, semi-monthly economic and real estate market briefs and semi-annual market overview videocasts. All of this content is tailored and disseminated by property type to our clients and the real estate investment community. Our transactional and market research expertise result in significant print, television and online media coverage including most major real estate publications as well as local market and major national news outlets. This creates significant exposure and name recognition for our firm. Nationally, our specialty group and capital markets executives actively participate in various trade organizations, many of which focus on specific property sectors and provide an effective vehicle for client relationship development and branding. The firm takes a proactive stance with its marketing program through multiple channels including our website, timely e-mail and print marketing, as well as agent-driven personal client interactions.

Intellectual Property

We hold various trademarks and trade names, which include the “Marcus & Millichap” name. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially, adversely affected by expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the Marcus & Millichap name. With respect to the Marcus & Millichap name, we maintain trademark registrations for these service marks.

In addition to trade names, we have developed proprietary technologies for the provision of real estate investment services, such as MNet and iMpact. We also offer proprietary research to clients through our research division. While we seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business, we do not believe any of these other items of intellectual property are material to our business in the aggregate.

Government Regulation

We are subject to various real estate regulations. The company is licensed as a mortgage broker and a real estate broker in 42 states in the United States and three provinces in Canada. We are a licensed broker in each state in which we have an office, as well as those states where we frequently do business. We are also subject to numerous other federal, state and local laws and regulations that contain general standards for, and prohibitions on, the conduct of real estate brokers and sales associates, including agency duties, collection of commissions, telemarketing and advertising and consumer disclosures.

Employees and Sales and Financing Professionals

As of December 31, 2013, we had 1,248 sales and financing professionals, who are exclusive independent contractors.

We also had 593 employees as December 31, 2013, consisting of 65 financing professionals, 33 financing support, 15 in marketing, 18 in research, and 462 in sales management and support and general and administrative functions. We believe our employee relations are good.

Most of the company’s sales professionals are classified as independent contractors under state and IRS guidelines. As such, the company generally does not pay for the professional’s expenses or benefits or withhold payroll taxes; rather they are paid from the commissions earned by the company upon the closing of a transaction, and these individuals do not earn a salary from which taxes are withheld. Almost all of the sales professionals hold applicable real estate broker licenses and execute a “Salespersons Agreement” setting out the relationship between the professional and the company. Each professional is obligated to provide brokerage services exclusively to the company, and is provided access to the company’s information technology, research and other support and business forms. Each professional generally reports on their activities to either the local company manager, or in some cases to product specialty managers.

Our sales and financing professionals are located in offices throughout the United States, each led by a regional manager with previous investment brokerage experience and an active brokerage license. We have 48 regional managers, who are responsible for hiring, developing and deploying sales professionals, managing regional and mid-market offices, and supervising MMCC originators and support staff in their region. We also have six group managers who oversee regional managers and multiple offices; group managers hire, develop, and support our regional managers and provide additional leadership and support for our sales force. Finally, our management structure includes national specialty directors who lead each property segment. Our national specialty directors develop our national and local brand in each property sector, develop major accounts and coordinate multi-market assignments on behalf of large clients.

Traditionally, our growth has been driven by hiring, training and developing new sales professionals. Our new sales professionals are trained in our technical and client service standards through a comprehensive program starting with pre-training, formal training and apprenticeship programs. While continuing to improve the hiring, training and developing of new sales professionals remains a major priority, we have also expanded our hiring strategy to include more experienced sales professionals who fit our culture and values. Over the past several years, experienced sales professionals, including some top performers previously with national competitors, have joined the firm and have become productive members of our team. As sales professionals mature, we continue with specialized training and best practices sessions by tenure, which are conducted by senior management, regional managers, leading sales professionals and our national specialty directors. The goal of this rigorous approach to training is to continually improve our team’s skill set and client services. Our sales force conducts business the same way across the country to deliver a high level of consistency, professionalism and reliability to our clients who often buy and sell investments in variety of locations and/or property types.

As of December 31, 2013, approximately 32% of our sales professionals have been with the company for less than one year, 21% have been with us for one to three years, 10% for three to five years, and 37% for more than five years. Our sales professionals receive a percentage of the commission received by the company. As sales professionals become more senior, they receive a larger percentage of the commission based on tenure and production. Depending on the price of the property, a portion of the sales professional’s commission may be deferred for three years.

Emerging Growth Company Status

We currently are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.

We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and therefore, we are subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Available Information

Our website address is www.marcusmillichap.com. Information on our website does not constitute part of this report and inclusions of our internet address in this Annual Report on Form 10-K are inactive textual references only. We make available free of charge through a link provided at such website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. Such reports are available as soon as reasonably practicable after they are filed with the SEC.

We are required to file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act, with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding the Company that we file electronically with the SEC at www.sec.gov.

We also make available on our website and will provide print copies to stockholders upon request, (i) our corporate governance guidelines, (ii) our code of ethics, and (iii) the charters of the audit, compensation, and corporate governance and nominating committees of our board of directors.

From time to time, we may announce key information in compliance with Regulation FD by disclosing that information on our website at www.marcusmillichap.com.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the following risk factors and the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making any investment decisions regarding our securities. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our securities could decline and you may lose part or all of your investment.

Risks Related to Our Business

General economic conditions and commercial real estate market conditions have had and may in the future have a negative impact on our business.

We may be negatively impacted by periods of economic slowdowns, recessions and disruptions in the capital markets; credit and liquidity issues in the capital markets, including international, national, regional and local markets; and corresponding declines in the demand for commercial real estate investment and related services. Historically, commercial real estate markets, and in particular the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole and to the perceptions and confidence of the market participants as to the relevant economic outlook. Cyclicality in the real estate markets may lead to cyclicality in our earnings and significant volatility in our stock price. Real estate markets may “lag” the broader economy. This means that even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the real estate markets. The “lag” may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.

Negative economic conditions, changes in interest rates, credit and liquidity issues in the capital markets, disruptions in capital markets and/or declines in the demand for commercial real estate investment and related services in international or domestic markets or in significant markets in which we do business, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In particular, the commercial real estate market is directly impacted by the lack of debt and/or equity for commercial real estate transactions, increased interest rates and changes in monetary policies by the Federal Reserve, changes in the perception that commercial real estate is an accepted asset class for portfolio diversification, and slowdowns in economic activity that could cause residential and commercial tenant demand to decline, which would adversely affect the operation and income of commercial real estate properties.

These and other types of events could lead to a decline in transaction activity as well as a decrease in values, which would likely in turn lead to a reduction in brokerage commissions and financing fees relating to such transactions. These effects would likely cause us to realize lower revenues from our transaction service fees, including investment sales commissions, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction. Such declines in transaction activity and value would likely also significantly reduce our financing activities and revenues. For example, the disruptions and dislocations in the global credit markets during 2008 and 2009 created significant restrictions in the availability of credit, especially on transitional assets and in the secondary and tertiary markets. In turn, the volume and pace of commercial real estate transactions were significantly reduced, as were property values, which generally peaked in 2007 and fell through 2010.

Fiscal uncertainty as well as significant changes and volatility in the financial markets and business environment, and in the global political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings guidance or outlook which we might give may be overtaken by events or may otherwise turn out to be inaccurate.

If we are unable to attract and retain qualified and experienced managers, sales and financing professionals, our growth may be limited and our business and operating results could suffer.

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our managers, sales and financing professionals. If these managers or sales and financing professionals leave our company, we will lose the substantial time and resources we have invested in training and developing those individuals and our business, financial condition and results of operations may suffer. Additionally, such events may have a disproportionate adverse effect on our operations if the most experienced sales and financing professionals do not remain with us or if these events occur in geographic areas where substantial amounts of our brokerage revenues are generated. Furthermore, if the commission structure changes in the market, our commission compensation may become relatively less attractive to sales professionals.

In addition, our competitors may attempt to recruit our sales and financing professionals. The exclusive independent contractor arrangements we have entered into or may enter into with our sales professionals may not prevent our sales professionals from departing and competing against us. We may not be able or attempt to renew these agreements prior to their expiration. Additionally, we currently do not have employment agreements with most key employees, and there is no assurance that we will be able to retain their services.

A component of our growth has also occurred through the recruiting, hiring, training and retention of key experienced sales and financing professionals. Any future growth through recruiting these types of professionals will be partially dependent upon the continued availability of qualified candidates fitting the culture of our firm at reasonable employment terms and conditions. However, individuals whom we would like to hire may not be available upon reasonable employment terms and conditions. In addition, the hiring of new personnel involves risks that the persons acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of persons acquired will prove incorrect.

If we lose the services of our executive officers or certain other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team, who are critical to our vision, strategic direction and culture. Our current long-term business strategy was developed in large part by our senior-level officers and depends in part on their skills and knowledge to implement, and also includes a focus on new growth and investment initiatives that may require additional management expertise to successfully execute our strategy. We may not be able to offset the impact on our business of the loss of the services of our senior management or other key officers or employees or recruit additional talent.

Our business could be hurt if we are unable to retain our business philosophy and culture of information-sharing and efforts to retain our philosophy and culture could adversely affect our ability to maintain and grow our business.

Our policy of information-sharing and matching properties with large pools of investors defines our business philosophy as well as the emphasis that we place on our clients, our people and our culture. Our status as a public company could adversely affect this culture. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

The concentration of sales among our top sales professionals could lead to greater or more concentrated losses if we are unable to retain them.

Our most successful sales professionals are responsible for a significant percentage of our revenues. They also serve as mentors and role models, as well as provide invaluable training for younger professionals, which is an integral part of our culture. This concentration of sales and value among our top sales professionals can lead to greater and more concentrated risk of loss if we are unable to retain them, and have a material adverse impact on our business and financial condition. Furthermore, many of our sales professionals work in teams. If a team leader or manager leaves our company, his or her team members may leave with the team leader.

We may fail to successfully differentiate our brand from those of our competitors, which could adversely affect our revenues.

The value of our brand and reputation is one of our most important assets. An inherent risk in maintaining our brand is we may fail to successfully differentiate the scope and quality of our service and product offerings from those of our competitors, or we may fail to sufficiently innovate or develop improved products or services that will be attractive to our clients. Additionally, given the rigors of the competitive marketplace in which we operate, there is the risk we may not be able to continue to find ways to operate more productively and more cost-effectively, including by achieving economies of scale, or we will be limited in our ability to further reduce the costs required to operate on a nationally coordinated platform.

We have numerous significant competitors and potential future competitors, some of which may have greater resources than we do, and we may not be able to continue to compete effectively.

We compete in investment sales and financing within the commercial real estate industry. Our investment sales focus is on the private client segment, which is highly fragmented. The fragmentation of our market makes it challenging to effectively gain market share. While we have a competitive advantage over other national firms in the private investor segment, we also face competition from local and regional service providers who have existing relationships with potential clients. Furthermore, transactions in the private investor segment are smaller than many other commercial real estate transactions. Although the brokerage commissions in this segment are generally a higher percentage of the sales price, the smaller size of the transactions requires us to close many more transactions to sustain revenues. If the commission structure or the velocity of transactions were to change, we could be disproportionately affected by changes compared to other companies that focus on larger transactions, institutional clients and other segments of the commercial real estate market.

There is no assurance that we will be able to continue to compete effectively or maintain our current fee arrangements with our private clients or margin levels or we will not encounter increased competition. The services we provide to our clients are highly competitive on a national, regional and local level. Depending on the geography, property type or service, we face competition from, including, but not limited to, commercial real estate service providers, in-house real estate departments, private owners and developers, commercial mortgage servicers, institutional lenders, research and consulting firms, and investment managers, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional or national firms. Although most are substantially smaller than we are, some of these competitors are larger on a local, regional or national basis, and we believe more national firms are exploring entry into or expansion in the under $10 million private investor segment. We may face increased competition from even stronger competitors in the future due to a trend toward consolidation, especially in times of severe economic stress. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and either recruit our employees or cause us to increase our level of compensation necessary to retain our own employees or recruit new employees. These occurrences could cause our revenue to decrease or negatively impact our target ratio of compensation-to-operating revenue, both of which could have an adverse effect on our business, financial condition and results of operations.

Our attempts to expand our services and businesses may not be successful and we may expend significant resources without corresponding returns.

We intend to expand our specialty groups, particularly multi-tenant retail, office, industrial and hospitality, as well as various niche segments, including multifamily tax credit, affordable housing, student housing, manufactured housing, seniors housing and self-storage. We also plan to grow our financing services provided through our subsidiary, Marcus & Millichap Capital Corporation, or MMCC. We expect to incur expenses relating to training, and expanding our markets and services. The planned expansion of services and platforms requires significant resources, and there can be no assurance we will compete effectively, hire or train a sufficient number of professionals to support the expansion, or operate these businesses profitably. We may incur significant expenses for these plans without corresponding returns, which would harm our results of operations.

If we experience significant growth in the future, such growth may be difficult to sustain and may place significant demands on our administrative, operational and financial resources.

If we experience significant growth in the future, such growth could place additional demands on our resources and increase our expenses, as we will have to commit additional management, operational and financial resources to maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance we will be able to manage our expanding operations effectively or we will be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations. Moreover, we may have to delay, alter or eliminate the implementation of certain aspects of our growth strategy due to events beyond our control, including, but not limited to, changes in general economic conditions and commercial real estate market conditions. Such delays or changes to our growth strategy may adversely affect our business.

Our brokerage operations are subject to geographic and commercial real estate market risks, which could adversely affect our revenues and profitability.

Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market regions throughout the United States. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We have more offices and realize more of our revenues in California, the Northeast (New York, New Jersey, Massachusetts, Connecticut, Pennsylvania, and Washington DC), Florida, Texas, Washington and Northern Illinois than in other regions in the country. In 2013, we realized approximately 30%, 15%, 12%, 10%, 6% and 6% of our revenues from California, the Northeast, Florida, Texas, Washington and Northern Illinois, respectively. In particular, we are subject to risks related to the California economy and real estate markets. In addition to economic conditions, this geographic concentration means that California-specific legislation, taxes and regional disasters such as earthquakes could disproportionately affect us. A downturn in investment real estate demand or economic conditions in these regions could result in a further decline in our total gross commission income and profitability and have a material adverse effect on us.

If we are unable to retain existing clients and develop new clients, our financial condition may be adversely affected.

We are substantially dependent on long-term client relationships and on revenue received for services provided for them. Our listing agreements generally expire within six months and depend on the cooperation of the client during the pendency of the agreement, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. The global economic downturn and continued weaknesses in the markets in which our clients and potential clients compete have led to a lower volume of transactions and fewer real estate clients generally, which makes it more difficult to maintain existing and establish new client relationships. These effects have moderated, but they could increase again in the wake of the continuing political and economic uncertainties in the United States and in other countries.

A change in the tax laws relating to like-kind exchanges could adversely affect our business and the value of our stock.

Section 1031 of the Internal Revenue Code of 1986, as amended, or the Code, provides for tax-free exchanges of real property for other real property. Legislation has been proposed on several occasions that would repeal or restrict the application of Section 1031. If tax-free exchanges under Section 1031 were to be limited or unavailable, our clients or prospective clients may decide not to purchase or sell property that they would have otherwise purchased or sold due to the tax consequences of the transaction, thus reducing the commissions we would have otherwise received. Any repeal or significant change in the tax rules pertaining to like-kind exchanges could have a substantial adverse impact on our business and the value of our stock.

Seasonal fluctuations in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult.

Our revenue and profits have historically tended to be significantly higher in the fourth quarter of each year than in the first quarter. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar-year-end and because certain expenses are constant through the year. Historically, we have reported relatively lower earnings in the first quarter and then increasingly larger earnings during each of the following three quarters. The seasonality of our business makes it difficult to determine during the course of the year whether planned results will be achieved, and thus to adjust to changes in expectations.

If we do not respond to technological changes or upgrade our technology systems, our growth prospects and results of operations could be adversely affected.

To remain competitive, we must continue to enhance and improve the functionality and features of our technological infrastructure. Although we currently do not have specific plans for any infrastructure upgrades that would require significant capital investment outside of the normal course of business, in the future we will need to improve and upgrade our technology, database systems and network infrastructure in order to allow our business to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our ability to provide rapid customer service. We may face significant delays in introducing new services, sales professional tools and enhancements. If competitors introduce new products and services using new technologies, our proprietary technology and systems may become less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

The Internet could devalue our information services and lead to reduced client relationships, which could reduce the demand for our services.

The dynamic nature of the Internet, which has substantially increased the availability and transparency of information relating to commercial real estate listings and transactions, could change the way commercial real estate transactions are done. This has occurred to some extent in the residential real estate market as online brokerage companies have eroded part of the market for traditional residential real estate brokerage firms. The proliferation of large amounts of data on the Internet could also devalue the information that we gather and disseminate as part of our business model and may harm certain aspects of our investment brokerage business in the event that principals of transactions prefer to transact directly with each other. The rapid dissemination and increasing transparency of information, particularly for public companies, increases the risks to our business that could result from negative media or announcements about ethics lapses or other operational problems, which could lead clients to terminate or reduce their relationships with us.

Interruption or failure of our information technology, communications systems or data services could hurt our ability to effectively provide our services, which could damage our reputation and harm our operating results.

Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our national business may be adversely impacted by disruptions to these systems or infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, or other events which are beyond our control. In addition, the operation and maintenance of these systems and networks is in some cases dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays, and loss of critical data or intellectual property and may also disrupt our ability to provide services to or interact with our clients, and we may not be able to successfully implement contingency plans that depend on communication or travel. We have disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but our disaster recovery planning may not be sufficient and cannot account for all eventualities. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. Our business relies significantly on the use of commercial real estate data. We produce much of this data internally, but a significant portion is purchased from third-party providers for which there is no certainty of uninterrupted availability. A disruption of our ability to provide data to our professionals and/or clients could damage our reputation, and our operating results could be adversely affected.

Failure to maintain the security of our information and technology networks, including personally identifiable and client information could adversely affect us.

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and that of our clients and personally identifiable information of our employees and contractors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. A significant actual or potential theft, loss, fraudulent use or misuse of client, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, damage our reputation, and cause a loss of confidence in our services, which could adversely affect our business, revenues and competitive position. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect our reputation.

In addition, we rely on the collection and use of personally identifiable information from clients to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action, including under the Racketeer Influenced and Corrupt Organizations Act, or RICO, and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, client expectations or the law. In the event we or the vendors with which we contract to provide services on behalf of our clients were to suffer a breach of personally identifiable information, our customers could terminate their business with us. Further, we may be subject to claims to the extent individual employees or sales and financing professionals breach or fail to adhere to company policies and practices and such actions jeopardize any personally identifiable information. In addition, concern among potential buyers or sellers about our privacy practices could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personally identifiable information.

A failure to appropriately deal with actual or perceived conflicts of interest could adversely affect our businesses.

Outside of our people, our reputation is one of our most important assets. As we have expanded the scope of our services, we increasingly have to address potential, actual or perceived conflicts of interest relating to the services we provide to our existing and potential clients. For example, conflicts may arise between our position as an advisor to both the buyer and seller in commercial real estate sales transactions or in instances when a potential buyer requests that we represent it in securing the necessary capital to acquire an asset we are selling for another client or when a capital source takes an adverse action against an owner client that we are advising in another matter. From time to time, we also advise or represent entities and parties affiliated with us in commercial real estate transactions which also involve clients unaffiliated with us. In this context, we may be subject to complaints or claims of a conflict of interest. While we believe we have attempted to adopt various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures may not be adequate or carry attendant costs and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to deal appropriately with conflicts of interest, which could have an adverse effect on our business, financial condition and results of operations.

If we acquire companies or significant groups of personnel in the future, we may experience high transaction and integration costs, the integration process may be disruptive to our business and the acquired businesses and/or personnel may not perform as we expect.

Our growth strategy may include future acquisitions of companies and/or people and may involve significant transaction-related expenses. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs, possible regulatory costs and merger-related costs, among others. We may also experience difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from the regular operations of our business and the potential loss of our key clients, our key associates or those of the acquired operations, each of which could harm our financial condition and results of operation. We believe some acquisitions could initially have an adverse impact on revenues, expenses, operating income and net income. Acquisitions also frequently involve significant costs related to integrating people, information technology, accounting, reporting and management services and rationalizing personnel levels. If we are unable to fully integrate the accounting, reporting and other systems of the businesses we acquire, we may not be able to effectively manage them and our financial results may be materially affected. Moreover, the integration process itself may be disruptive to our business as it requires coordination of culture, people and geographically diverse organizations and implementation of new accounting and information technology systems.

In addition, acquisitions of businesses involve risks that the businesses acquired will not perform in accordance with expectations, that the expected synergies associated with acquisitions will not be achieved and that business judgments concerning the value, strengths and weaknesses of the people and the businesses acquired will prove incorrect, which could have an adverse effect on our business, financial condition and results of operations.

Significant fluctuations in our revenues and net income may make it difficult for us to achieve steady earnings growth on a quarterly or an annual basis, which may make the comparison between periods difficult and may cause the price of our common stock to decline.

We have experienced and may continue to experience fluctuations in revenues and net income as a result of many factors, including, but not limited to, economic conditions, capital market disruptions, the timing of transactions, revenue mix and the timing of additional selling, general and administrative expenses to support growth initiatives. We provide many of our services pursuant to contracts that typically expire within six months and that are dependent on the client’s cooperation. Consequently, many of our clients can terminate or significantly reduce their relationships with us on very short notice for any reason.

We plan our capital and operating expenditures based on our expectations of future revenues and, if revenues are below expectations in any given quarter or year, we may be unable to adjust capital or operating expenditures in a timely manner to compensate for any unexpected revenue shortfall, which could have an immediate material adverse effect on our business, financial condition and results of operation.

We may face significant liabilities and/or damage to our professional reputation as a result of litigation allegations and negative publicity.

As a licensed real estate broker, we and our licensed professionals and brokers are subject to regulatory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our professionals and brokers to litigation from parties who attempted to or in fact financed, purchased or sold properties that we or they brokered, managed or had some other involvement. We could become subject to claims by those who either wished to participate or did participate in real estate transactions alleging that we did not fulfill our regulatory, contractual or other legal obligations. We also face conflicts of interest claims when we represent both the buyer and the seller in a transaction.

We depend on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain clients across our overall business. As a result, allegations by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us or our investment activities, whether or not valid, may harm our reputation and damage our business prospects. In addition, if any lawsuits were brought against us and resulted in a finding of substantial legal liability, it could materially, adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could materially impact our business.

Some of these litigation risks may be mitigated by the commercial insurance we maintain in amounts we believe are appropriate. However, in the event of a substantial loss, our commercial insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages, or the scope of available coverage may not cover certain types of claims. Further, the value of otherwise valid claims we hold under insurance policies could become uncollectible in the event of the covering insurance company’s insolvency, although we seek to limit this risk by placing our commercial insurance only with highly-rated companies. Any of these events could negatively impact our business, financial condition or results of operations.

Employee or sales and financing professional misconduct, fraud, or theft, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

If our sales or financing professionals or other associates engage in misconduct, our business could be adversely affected. It is not always possible to deter misconduct, and the precautions we take to deter and prevent this activity may not be effective in all cases. If our employees or sales and financing professionals were to improperly use, disseminate or disclose information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position and current client relationships and our ability to attract future clients, could be significantly impaired, which could adversely affect our business, financial condition and results of operation. To the extent any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.

Most of our sales professionals are independent contractors, not employees, and if federal or state law mandates that they be employees, our business would be adversely impacted.

Most of our sales professionals are retained as independent contractors, and we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable to any of our professionals. Further, if legal standards for classification of these professionals as independent contractors change or appear to be changing, it may be necessary to modify our compensation structure for these professionals in some or all of our markets, including by paying additional compensation or reimbursing expenses. If we are forced to classify these professionals as employees, we would also become subject to laws regarding employee classification and compensation, and to claims regarding overtime, minimum wage, and meal and rest periods. We could also incur substantial costs, penalties and damages due to future challenges by current or former professionals to our classification or compensation practices. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and impair our ability to attract clients and sales and financing professionals.

Our businesses, financial condition, results of operations and prospects could be adversely affected by new laws or regulations or by changes in existing laws or regulations or the application thereof. If we fail to comply with laws and regulations applicable to us, including in our role as a real estate broker or mortgage broker, we may incur significant financial penalties.

We are subject to numerous federal, state, local and non-U.S. laws and regulations specific to the services we perform in our business, as well as laws of broader applicability, such as tax, securities and employment laws. In general, the brokerage of real estate transactions requires us to maintain applicable licenses where perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. We could also be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.

Our business is also governed by various legislation limiting the manner in which prospective clients may be contacted, including federal and state “Do Not Call” and “Do Not Fax” regulations. We may be subject to legal claims and governmental action if we are perceived to be acting in violation of these laws and regulations. We may also be subject to claims to the extent individual employees or sales professionals breach or fail to adhere to company policies and practices designed to maintain compliance with these laws and regulations. The penalties for violating this legislation can be material, and could result in changes in which we are able to contact prospective clients.

As the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with numerous licensing regimes and the possible loss resulting from non-compliance have increased. New or revised legislation or regulations applicable to our business, both within and outside of the United States, as well as changes in administrations or enforcement priorities may have an adverse effect on our business, including increasing the costs of compliance or preventing us from providing certain types of services in certain jurisdictions or in connection with certain transactions or clients. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our businesses, financial condition, results of operations and prospects.

We are an “emerging growth company,” and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, (i) not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate the company, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and therefore, we are subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Risks Related to the Spin-Off

We may not achieve some or all of the expected benefits of the Spin-Off.

We may not be able to achieve the full strategic and financial benefits expected to result from the Spin-Off or such benefits may be delayed or not occur at all. These benefits include the following:

•	facilitating incentive compensation arrangements for employees and sales professionals more directly tied to our business performance, and enhancing hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives of our business;

•	providing greater ability for us to grow by opening new offices, expanding our presence in the markets in which we currently operate, acquiring new groups or firms, developing our institutional brokerage brand (IPA) and accelerating our international expansion;

•	enabling us to invest in the next series of proprietary real estate technology and brokerage tools to improve our productivity, analysis and marketing;

•	enabling us to upgrade our sales professionals’ training programs and management development program, and expand our branding and business development campaigns; and

•	creating an independent equity structure and providing publicly traded stock that will facilitate our ability to make future acquisitions utilizing our common stock.

We may not achieve the anticipated benefits of the Spin-Off for a variety of reasons. In addition, the Spin-Off could adversely affect our operating results and financial condition since we will need to replicate or replace certain services previously provided to us by MMC and there is no assurance that we will be able to do so on similar or more favorable terms, or at all.

Two of our directors may have actual or potential conflicts of interest because of their positions with MMC.

George M. Marcus and William A. Millichap serve as co-chairmen of our board of directors and are also directors of MMC. In addition, Messrs. Marcus and Millichap may own MMC stock, options to purchase MMC stock or other MMC equity awards. Their position at MMC and the ownership of any MMC equity or equity awards creates, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for MMC than the decisions have for us.

To preserve the tax-free treatment of the Spin-Off to MMC and/or its shareholders, we may not be able to engage in certain transactions.

To preserve the tax-free treatment of the Spin-Off to MMC and/or its shareholders, under the tax matters agreement, we are restricted from taking any action that could reasonably be expected to adversely affect such tax-free status for U.S. federal, state and local income tax purposes. During the time period ending two years after the date of the Distribution of October 31, 2013, there are specific restrictions on our undertaking of transactions which would, among other things, cause us to undergo a 50% or greater change in our stock ownership for purposes of Section 355(e) of the Code. These restrictions may limit our ability to pursue strategic transactions or engage in other transactions, to use our common stock to make acquisitions and to raise equity capital, all of which transactions might increase the value of our business.

Risks Related to the Ownership of Our Common Stock

Our Co-Chairman and founder controls a significant interest in our stock, and the concentrated ownership of our common stock will prevent you and other stockholders from influencing significant decisions.

Mr. Marcus, our Co-Chairman and founder beneficially owns approximately 71% of our outstanding common stock. Because Mr. Marcus controls a majority of the voting power of our outstanding common stock, he is able to determine the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock.

If our Co-Chairman sells a controlling interest in our company to a third party in a private transaction, you may not realize any change-of-control premium on shares of our common stock and we may become subject to the control of a presently unknown third party.

Our Co-Chairman and controlling stockholder has the ability, should he choose to do so, to sell some or all of the shares of our common stock that he controls in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company. The ability of our Co-Chairman and controlling stockholder to privately sell the shares of our common stock that he controls, with no requirement for a concurrent offer to be made to acquire all of our common stock that will be publicly traded hereafter, could prevent you from realizing any change-of-control premium on your shares of our common stock that may otherwise accrue to entities controlled by our Co-Chairman on a private sale of our common stock. Additionally, if entities controlled by our Co-Chairman privately sell a significant equity interest in our company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. Furthermore, if our Co-Chairman sells a controlling interest in our company to a third party, our commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our operating results and financial condition.

We incur incremental costs as a stand-alone public company that will affect our financial results.

We will need to replicate or replace certain functions, systems and infrastructure previously provided by MMC to which we will no longer have the same access after the IPO. We may also need to make investments or hire additional employees to operate without the same access to MMC’s existing operational and administrative infrastructure. These initiatives may be costly to implement, and the amount of total costs could be materially higher than we anticipate. MMC performed or supported many important corporate functions for our company. Our consolidated financial statements reflect charges for these services on an allocation basis. Following the IPO, many of these services are governed by our transition services agreement with MMC. Under the transition services agreement we are able to use these MMC services for a fixed term established on a service-by service basis. However, we generally have the right to terminate a service earlier if we give notice to MMC. In addition, either party will be able to terminate the agreement due to a material breach of the other party, upon prior written notice, subject to limited cure periods.

We pay MMC mutually agreed-upon fees for these services, which are based on MMC’s costs of providing the services. However, since our transition services agreement was negotiated in the context of a parent-subsidiary relationship, the terms of the agreement, including the fees charged for the services, may be higher or lower than those that would be agreed to by parties bargaining at arm’s length for similar services and may be higher or lower than the costs reflected in the allocations in our historical financial statements. Third party costs will be passed through to us at MMC’s or its affiliates’ cost. In addition, while these services are being provided to us by MMC, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them will be limited.

We may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we will receive from MMC under our transition services agreement. Additionally, after the agreement terminates, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from MMC. When we begin to operate these functions separately, if we do not have our own adequate systems and business functions in place, or are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline.

As a result of becoming a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting. These internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year beginning January 1, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

If we are unable to assert that our internal control over financial reporting is effective investors could lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may become subject to investigation or sanctions by the SEC. We are required to disclose changes made in our internal control and procedures on a quarterly basis. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. In addition, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

If securities analysts do not publish research or reports about our business or if they downgrade our company or our sector, the price of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts, nor can we assure that any analysts will continue to follow us and issue research reports. Furthermore, if one or more of the analysts who do cover us downgrades our company or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause the price of our common stock to decline.

Future sales or the perception of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.

After our IPO, there were 29,700,897 shares of our common stock available for future sale that were not sold in the IPO. Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.

We may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

The price of our common stock may fluctuate significantly and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares of common stock at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior sales professionals and management; the introduction of new services by us or our competitors; acquisitions, strategic alliances or joint ventures involving us or our competitors; and general global and domestic economic, credit and liquidity issues, market or political conditions.

As a result of these factors, investors in our common stock may not be able to resell their shares at or above the price paid to acquire the stock or may not be able to resell them at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located in Calabasas, California, where we lease approximately 10,182 square feet under a lease that expires in March 2018. We also lease offices (typically less than 12,000 square feet) in various geographic locations throughout the United States, primarily for sales and financing professionals and support personnel. We believe that our current facilities are adequate to meet our needs through the end of 2014; however, as we continue to expand in various midmarket locations and grow our market share in existing metropolitan areas, we may need to lease additional space.

Item 3. Legal Proceedings

We are party to various litigation matters, in most cases involving ordinary course and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to any pending matters. However, we believe, based on our examination of such pending matters, that our ultimate liability for these matters will not have a material adverse effect on our business or financial condition.

For information on our legal proceedings, see Note 12 – “Commitments and Contingencies” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “MMI” since October 31, 2013. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated period the high and low intra-day sales prices per share for our common stock on the NYSE.

	High	Low
2013

Fourth quarter (from October 31, 2013)	$15.70	$13.09

As of March 10, 2014, there were 21 stockholders of record and approximately 1,630 beneficial holders of our common stock, and the closing price of our common stock was $17.52 per share as reported on the NYSE.

Dividends

We do not pay a regular dividend. We will evaluate our dividend policy in the future. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of the board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our board of directors deems relevant.

Performance Graph

The following graph shows a comparison from October 31, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2013 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE Group, Inc., Jones Lang LaSalle Incorporated and HFF, Inc. (collectively “Peer Group”). These three companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours. The graph assumes that $100 was invested at the market close on October 31, 2013 in the common stock of Marcus and Millichap Inc., the S&P 500 Index and the Peer Group and the NYSE assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	10/13	11/13	12/13
Marcus & Millichap, Inc.	100.00	102.24	111.03
S&P 500 Index	100.00	103.05	105.66
Peer Group	100.00	103.87	111.20

The above graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marcus and Millichap, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

Recent Sale of Unregistered Securities and Use of Proceeds

(a)	Recent Sale of Unregistered Securities

In connection with our IPO on October 31, 2013, we issued an aggregate of 32,357,901 shares of our common stock, $0.0001 par value, in exchange for 234,489 issued and outstanding shares of common stock, $1.00 par value, of our subsidiary Marcus and Millichap Real Estate Investment Services, Inc.

In connection with our IPO, on November 5, 2013, we granted deferred stock units (DSUs) for an aggregate of 2,192,413 shares as replacement awards to the MMREIS managing directors and DSUs for 83,334 shares to Mr. Millichap, our Co-Chairman.

See Note 8 – “Stock-Based Compensation Plans” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The sales of the above securities were exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the book-entry entitlements issued in this transaction.

(b)	Use of Proceeds

On October 30, 2013, our registration statement on Form S-1 (File No. 333-191316) was declared effective by the SEC for our IPO. On November 5, 2013, we completed our IPO pursuant to which we sold an aggregate of 4,173,413 shares of our common stock at a price to the public of $12.00 per share, including 900,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. Certain selling stockholders in the IPO sold an aggregate of 2,726,587 shares at the same price to the public. We did not receive any proceeds from the sale of the shares by the selling stockholders. Citigroup Global Markets Inc. and Goldman, Sachs & Co. acted as joint book-running managers.

As a result of the IPO, including the underwriters’ option to purchase additional shares, we received net proceeds of $42.3 million, after deducting total expenses of $7.8 million, consisting of $3.5 million of underwriters’ discounts and commissions and offering related expenses of $4.3 million. None of these expenses consisted of direct or indirect payments to any of our directors of officers or their associates, to persons owning 10% or more of our common stock, or to any of our affiliates.

To date, we have not used any of the proceeds generated from our IPO. There has been no material change in the planned use of proceeds from our IPO as described in our Final Prospectus filed pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 31, 2013.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table presents the consolidated statements of income data for the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data at December 31, 2013 and 2012. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statement of operations data for the year ended December 31, 2010 and the consolidated balance sheet data at December 31, 2011 and 2010, which are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statements of Income Data:
Revenues:
Real estate brokerage commissions	$393,203	$351,407	$245,333	$198,366
Financing fees	25,921	21,132	16,522	10,917
Other revenues	16,771	13,177	12,850	8,652

Total revenues	435,895	385,716	274,705	217,935
Operating expenses:
Cost of services	264,637	230,248	162,478	124,272
Selling, general, and administrative expense	115,661	103,479	85,801	76,438
Depreciation and amortization expense	3,043	2,981	2,971	3,333
Stock-based and other compensation in connection with IPO (1)	31,268	—	—	—

Total operating expenses	414,609	336,708	251,250	204,043

Operating income	21,286	49,008	23,455	13,892
Other income, net	655	433	350	959

Income before provision for income taxes	21,941	49,441	23,805	14,851
Provision for income taxes (2)	13,735	21,507	10,355	6,460

Net income	$8,206	$27,934	$13,450	$8,391

Less: Net loss attributable to Marcus & Millichap Real Estate Investment Services, Inc. prior to initial public offering on October 31, 2013	$(1,045)

Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering	$9,251

Earnings per share (3):
Basic	$0.24
Diluted	$0.24

Weighted average common shares outstanding (3):
Basic	38,787
Diluted	38,815
Adjusted EBITDA (4)	$61,286	$59,708	$29,486	$18,743

	As of December 31,
	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$100,952	$3,107	$3,158	$4,932
Total assets	167,309	89,733	64,296	64,572
Notes payable to former stockholders (5)	12,355	—	—	—
SARs liability (6)	19,970	—	—	—
Total liabilities	104,812	68,103	44,139	42,873
Total stockholders’ equity	62,497	21,630	20,157	21,698

(1)	Consists of non-cash stock based compensation charges incurred in conjunction with IPO related to the acceleration of vesting of restricted stock and SARs, modifications to remove the formula settlement value of the restricted stock and SARs awards, grants of replacement awards in the form of DSUs to MMREIS’s managing directors, a DSU grant to Mr. Millichap and grant of other stock-based compensation awards pursuant to the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) and other compensation charges incurred in conjunction with IPO. See Note 8 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(2)	Prior to November 1, 2013, MMREIS was part of a consolidated federal income tax return and various combined and consolidated state tax returns that were filed by MMC. MMREIS and MMC had a tax-sharing agreement whereby MMREIS provided for income taxes in its consolidated statements of income using an effective tax rate of 43.5%. As part of the IPO, the tax-sharing agreement with MMC was terminated effective October 31, 2013. See Note 9 – “Income Taxes” of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(3)	Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013. See Note 2 –“Accounting Policies” and Note 11 – “Earnings Per Share” of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report for additional information on earnings per share.
(4)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure.
(5)	In conjunction with the Spin-Off and the IPO, notes payable to certain former stockholders of MMREIS that were issued in settlement of restricted stock and SARs awards which were redeemed by MMREIS upon the termination of employment by these former shareholders, and had been previously assumed by MMC were transferred to the Company. See Note 5 – “Notes Payable to Former Stockholders” of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.
(6)	In conjunction with the IPO and the termination of the tax-sharing agreement between MMREIS and MMC, SARs liability that was previously assumed by MMC was transferred back to MMREIS based on SARs frozen liability amount of $20.0 million calculated as of March 31, 2013. SARs liability is included in deferred compensation and commissions caption on the consolidated balance sheets. See Note 4 – “Selected Balance Sheet Data” of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated herein by reference contain certain forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, based on our current expectations, estimates and projections about our operations, industry, financial condition, performance, results of operations, and liquidity. Statements containing words such as “may,” “believe,” “anticipate,” “expect,” “intend,” “plan,” “project,” “projections,” “business outlook,” “estimate,” or similar expressions constitute forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” of this Annual Report on Form 10-K.

Overview

Our Business

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years, based on data from CoStar and Real Capital Analytics. As of December 31, 2013, we had more than 1,300 investment sales and financing professionals in 76 offices who provide investment brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the year ended December 31, 2013, we closed more than 6,600 sales, financing and other transactions with total volume of approximately $24.0 billion, an increase from more than 6,100 sales and financing transactions with total volume of approximately $22.0 billion in 2012.

We generate revenues by collecting real estate brokerage commissions upon the sale and fees upon the financing of commercial properties and, in addition, by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the year ended December 31, 2013, approximately 90% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 4% from other fees, including consulting and advisory services. In 2012, approximately 91% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 3% from other fees, including consulting and advisory services.

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

The IPO generated net proceeds to the Company of $42.3 million, including the underwriters’ full exercise of their option to purchase additional shares and after deducting total expenses of $7.8 million, consisting of $3.5 million of underwriters’ discounts and commissions and IPO related expenses of $4.3 million. Prior to the completion of the IPO, the shareholders of MMREIS contributed all of the outstanding shares of capital stock of MMREIS to MMI in exchange for MMI common stock, pursuant to which MMREIS became MMI’s wholly owned subsidiary, Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness.

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

•	Real estate brokerage commissions. We earn real estate brokerage commissions by acting as a broker for commercial real estate owners seeking to sell or investors seeking to buy properties. Revenues from real estate brokerage commissions are recognized at the earlier of the close of escrow or the transfer of title between the seller and buyer.

•	Financing fees. We earn financing fees by securing financing on purchase transactions as well as by refinancing our clients’ existing mortgage debt. We recognize financing fee revenues at the time the loan closes and we have no remaining significant obligations for performance in connection with the transaction. To a lesser extent, we also earn ancillary fees associated with financings activities.

•	Other revenues. Other revenues include fees generated from consulting and advisory services performed by our investment sales professionals, as well as referral fees from other real estate brokers. Revenues from these services are recognized as they are performed and completed.

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

Operating Expenses

Our operating expenses consist of cost of services, selling, general and administrative expenses, depreciation and amortization expenses and stock-based and other compensation in connection with our IPO. The significant components of our expenses are further described below.

•	Cost of services. The majority of our cost of services expense is commission expense. Commission expenses are directly attributable to providing services to our clients for investment sales and mortgage brokerage services. Most of our transaction professionals are independent contractors and are paid commissions; however, there are some who are initially paid a salary and as such, these expenses also include employee-related compensation, employer taxes and benefits. In addition, some of our most senior investment sales professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at the Company’s election and paid at the beginning of the fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers.

•	Selling, general & administrative expenses. The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources and other administrative expenses. Also included in selling, general and administrative are expenses for non-IPO related stock-based compensation to employees and independent contractors (i.e. agents).

Prior to our IPO, we issued stock options and stock appreciation rights, or SARs, to key employees through a book value, stock-based compensation award program. The program gave certain employees the option to acquire unvested restricted stock and issued an equivalent number of unvested SARs, typically in exchange for a nonrecourse note receivable. Awards under the program typically vested over a three to five-year period, and could be redeemed or repurchased upon the occurrence of certain events, including termination of employment. Compensation expense was recognized over the vesting term based upon the formula settlement value of the awards. Subsequent to the IPO, we issue share-based awards to employees, non-employees and directors under the 2013 Plan. The Company values its restricted stock units and restricted stock awards based on the grant date closing price of the Company’s common stock when the award is based on shares or based on the grant date cash value when award is based on a predetermined dollar value. The awards typically vest over a three to five-year period. The Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date.

As a result of being a public company, our costs for such items as insurance, accounting and legal advice increased relative to our historical costs for such services. We also incurred costs which we have not previously incurred for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act and new rules implemented by the Securities and Exchange Commission and the New York Stock Exchange, and various other costs of a public company.

•	Depreciation and amortization expense. Depreciation and amortization expense consists of depreciation and amortization recorded on our computer software and hardware equipment and furniture, fixture, and equipment. Depreciation and amortization are provided over estimated useful lives ranging from three to seven years for owned assets or over the lesser of the asset estimated useful lives or the related lease term for leased assets.

•	Stock-based and other compensation in connection with IPO. Stock-based and other compensation in connection with IPO consists of non-cash stock based compensation and other compensation charges incurred in conjunction with our IPO related to the acceleration of vesting of restricted stock and SARs, modifications to remove the formula settlement value of the restricted stock and SARs awards, grants of replacement awards in the form of DSUs to MMREIS’s managing directors, a DSU grant to Mr. Millichap and grant of other stock-based compensation awards pursuant to the 2013 Plan and other compensation charges incurred in conjunction with IPO.

Other Income, Net

Other income, net primarily consists of gains or losses, net on our deferred compensation plan assets, interest income, interest expense pertaining to notes payable for former stockholders and other non-operating gains or losses.

Provision for Income Taxes

From inception through the date of the IPO, our provision for income taxes was based on a tax-sharing agreement between us and MMC, which stipulated an effective tax rate annual rate of 43.5% and was utilized to compute the our income tax provision (benefit) and the resulting amount due (from) to MMC, which included deferred tax assets and liabilities. The tax-sharing agreement with MMC was terminated effective October 31, 2013. We will file as a stand-alone tax entity for tax purposes beginning for the period ending December 31, 2013. As a stand-alone tax entity, our taxable income is subject to the applicable U.S. federal and state and local tax rates in the jurisdictions in which the taxable income is generated. The change to a stand-alone entity for tax purposes may result in material changes to our income tax provision in future years.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2013, 2012 and 2011. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Such key metrics include the following:

	Year Ended December 31,
Real Estate Brokerage Commissions	2013	2012	2011
Average Number of Sales Professionals	1,125	982	968
Average Number of Transactions per Sales Professional	4.1	4.3	3.3
Average Commission per Transaction	$84,852	$83,075	$77,686
Average Transaction Size	$3,736,044	$3,760,741	$3,551,433
Total Number of Transactions	4,634	4,230	3,158
Total Sales Volume (in millions)	$17,313	$15,908	$11,215

	Year Ended December 31,
Financing Fees	2013	2012	2011
Average Number of Financing Professionals	69	58	48
Average Number of Transactions per Financing Professional	16.9	15.7	15.5
Average Fee per Transaction	$22,250	$23,170	$22,267
Average Transaction Size	$2,297,117	$2,417,763	$2,349,282
Total Number of Transactions	1,165	912	742
Total Dollar Volume (in millions)	$2,676	$2,205	$1,777

Comparison of Year Ended December 31, 2013 and 2012

	Year Ended December 31, 2013	Percentage of Revenue	Year Ended December 31, 2012	Percentage of Revenue	Total Dollar Change	Total Percentage Change
(in thousands, except per share data)
Revenues:
Real estate brokerage commissions	$393,203	90.3%	$351,407	91.1%	$41,796	11.9%
Financing fees	25,921	5.9	21,132	5.5	4,789	22.7
Other revenues	16,771	3.8	13,177	3.4	3,594	27.3

Total revenues	435,895	100.0	385,716	100.0	50,179	13.0
Operating expenses:
Cost of services	264,637	60.7	230,248	59.7	34,389	14.9
Selling, general, and administrative expense	115,661	26.5	103,479	26.8	12,182	11.8
Depreciation and amortization expense	3,043	0.7	2,981	0.8	62	2.1
Stock-based and other compensation in connection with IPO	31,268	7.2	—	—	31,268	—

Total operating expenses	414,609	95.1	336,708	87.3	77,901	23.1

Operating income	21,286	4.9	49,008	12.7	(27,722)	(56.6)
Other income, net	655	0.2	433	0.1	222	51.3

Income before provision for income taxes	21,941	5.1	49,441	12.8	(27,500)	(55.6)
Provision for income taxes	13,735	3.2	21,507	5.6	(7,772)	(36.1)

Net income	$8,206	1.9%	$27,934	7.2%	$(19,728)	(70.6)%

Less: Net loss attributable to Marcus & Millichap Real Estate Investment Services, Inc. prior to initial public offering on October 31, 2013	$(1,045)

Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering	$9,251

Earnings per share (1):
Basic	$0.24
Diluted	$0.24
Weighted average common shares outstanding (1):
Basic	38,787
Diluted	38,815
Adjusted EBITDA (2)	$61,286	14.1%	$59,708	15.5%	$1,578	2.6%

(1)	Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013. See Note 2 –“Accounting Policies” and Note 11 – “Earnings Per Share” of our Notes to Consolidated Financial Statements for additional information on earnings per share.
(2)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “ – Non-GAAP Financial Measure.”

Revenues

Our total revenues were $435.9 million in 2013 compared to $385.7 million in 2012, an increase of $50.2 million, or 13.0%. Total revenues increased primarily as a result of increases in real estate brokerage commissions of $41.8 million, which contributed 83.3% of the total increase, as well as an increase in financing fees of $4.8 million, and an increase in other revenues of $3.6 million.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $393.2 million in 2013 from $351.4 million in 2012, an increase of $41.8 million or 11.9%. The increase was driven by a 9.6% increase in the number of investment sales transactions as well as a 2.1% increase in the average commission size during 2013 as compared to 2012. The increase in average commission per transaction was primarily due to an increase in average commission fee percentage.

•	Financing fees. Revenues from financing fees increased to $25.9 million in 2013 from $21.1 million in 2012, an increase of $4.8 million or 22.7%. The increase was primarily driven by a 27.7% increase in the number of loan transactions primarily due to an increase in the number of financing professionals combined with an increase in their productivity levels, partially offset by a 4.0% decrease in average loan fees due in part to an increase in the proportion of fees from smaller loan transactions during 2013 as compared to 2012.

•	Other revenues. Other revenues increased to $16.8 million in 2013 from $13.2 million in 2012, an increase of $3.6 million or 27.3%. The increase was primarily driven by an increase in fees generated from advisory services during 2013 as compared to 2012.

Total operating expenses.

Our total operating expenses were $414.6 million in 2013 compared to $336.7 million in 2012, an increase of $77.9 million, or 23.1%. Operating expenses increased due to $34.4 million increase in cost of services, $31.3 million of non-cash stock-based and other compensation charges in connection with the IPO during the fourth quarter of 2013 and $12.2 million increase in selling, general and administrative costs.

•	Cost of services. Cost of services, which are primarily commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities in 2013 increased approximately $34.4 million, or 14.9% to $264.6 million from $230.2 million in 2012. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above and to a lesser extent, an increase in referral fees paid to other real estate brokers and an increase in the proportion of transactions closed by our senior sales agents who are paid higher commission rates.

•

Selling, general and administrative expense. Selling, general and administrative expense in 2013 increased $12.2 million, or 11.8%, to $115.7 million from $103.5 million in 2012. The increase was primarily due to (i) a $6.7 million increase in staff salaries, wages and related benefits expenses driven by an increase in our average headcount to build and support our sales force, including hiring of national and regional specialty directors to directly support our more senior agents, recruiters to assist in the recruitment of experienced agents and corporate personnel in connection with being a public company, (ii) a $4.4 million increase in legal expenses, driven by higher legal settlement costs combined with lower insurance recoveries during 2013 as compared 2012, (iii) a $1.7 million increase in sales promotional expenses, driven by an increase in our annual sales recognition event and increased marketing expenses to support increased sales (The annual sales recognition event is typically held in the first quarter of the year and the majority of the expenses are incurred and recognized during that period.), and (iv) a $1.4 million increase in professional fees primarily driven by an increase in accounting and third party consulting service fees in preparation of and operating as a public company. These increases were partially offset by a $2.5 million decrease in stock-based compensation expense. Stock-based compensation expense included in selling, general and administrative expense decreased primarily due to the Company’s book value restricted stock and SARs plans being terminated and replaced with immediately vested stock compensation granted in conjunction with the IPO. See Note 8 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements for additional information on stock-based compensation. Stock-based compensation expense in connection with the IPO is presented separately and is further described below.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses in 2013 as compared to 2012.

•	Stock-based and other compensation in connection with IPO. Stock-based compensation charges in connection with IPO in 2013 were $30.9 million and related to the acceleration of vesting of restricted stock and SARs, modifications to remove the formula settlement value of the restricted stock and SARs awards, grants of replacement awards in the form of DSUs to MMREIS’s managing directors, a DSU grant to Mr. Millichap and grants of other stock-based compensation awards pursuant to the 2013 Plan. Additionally, there were other compensation expenses of $0.4 million pertaining to the IPO. There were no similar costs for 2012. See Note 8 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements.

Other income, net. There were no significant changes in other income, net in 2013 as compared to 2012.

Provision for income taxes. Income tax expense totaled $13.7 million for 2013 as compared to $21.5 million in 2012, a decrease of $7.8 million or 36.1%.

Our effective tax rate was 62.6% for 2013 as compared to 43.5% in 2012. The increase was attributable to the Company no longer being subject to a tax-sharing agreement, effective November 1, 2013, as well as due to unfavorable permanent book/tax differences associated with a portion of the IPO related stock-based compensation.

Prior to the IPO and during the year ended December 31, 2012, our income tax expense was based on a tax-sharing agreement between us and MMC. As specified by the agreement, our effective tax rate was 43.5% for the year ended December 31, 2012. Subsequent to the completion of the IPO, we calculated our effective tax rate as a stand-alone tax entity. We anticipate our effective tax rate as a stand-alone tax entity to be approximately 40.0% in 2014. The future effective tax rate may vary from this estimate due to several factors, including but not limited to, the level of state specific activity, future changes in tax laws, the amount of future book verses income tax items that are permanent in nature and changes, if any, in a valuation allowance as it relates to deferred tax assets.

Comparison of Year Ended December 31, 2012 and 2011

	Year Ended December 31, 2012	Percentage of Revenue	Year Ended December 31, 2011	Percentage of Revenue	Total Dollar Change	Total Percentage Change
(Dollars in thousands)
Revenues:
Real estate brokerage commissions	$351,407	91.1%	$245,333	89.3%	$106,074	43.2%
Financing fees	21,132	5.5	16,522	6.0	4,610	27.9
Other revenues	13,177	3.4	12,850	4.7	327	2.5

Total revenues	385,716	100.0	274,705	100.0	111,011	40.4
Operating expenses:
Cost of services	230,248	59.7	162,478	59.1	67,770	41.7
Selling, general, and administrative expense	103,479	26.8	85,801	31.2	17,678	20.6
Depreciation and amortization expense	2,981	0.8	2,971	1.1	10	0.3

Total operating expenses	336,708	87.3	251,250	91.5	85,458	34.0

Operating income	49,008	12.7	23,455	8.5	25,553	108.9
Other income, net	433	0.1	350	0.1	83	23.7

Income before provision for income taxes	49,441	12.8	23,805	8.7	25,636	107.7
Provision for income taxes	21,507	5.6	10,355	3.8	11,152	107.7

Net income	$27,934	7.2%	$13,450	4.9%	$14,484	107.7%

Adjusted EBITDA (1)	$59,708	15.5%	$29,486	10.7%	$30,222	102.5%

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “ – Non-GAAP Financial Measure.”

Revenues. Our total revenues were $385.7 million in 2012 compared to $274.7 million in 2011, an increase of $111.0 million, or 40.4%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed 95.6% of the total increase, as well as increases in financing fees and other revenues. The year ended December 31, 2012 also included the impacts of the anticipated fiscal cliff, and the associated uncertainty surrounding the potential impacts to the U.S. tax code, which resulted in transactions being accelerated into 2012 that may have otherwise occurred during 2013.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $351.4 million in 2012 from $245.3 million in 2011, an increase of $106.1 million or 43.2%. The increase was due to a combination of a 33.9% increase in the number of investment sales transactions and a 6.9% increase in the average commission size in 2012 as compared to the prior year.

•	Financing fees. Revenues from financing fees increased to $21.1 million in 2012 from $16.5 million in 2011, an increase of $4.6 million or 27.9%. The increase was driven by a combination of a 22.9% increase in the number of loan transactions and a 4.1% increase in the average loan commission size in 2012 as compared to the prior year.

•	Other revenues. Other revenues did not change significantly in 2012 as compared to the prior year.

Total operating expenses. Our total operating expenses were $336.7 million in 2012 compared to $251.3 million in 2011, an increase of $85.5 million, or 34.0%. Expenses increased primarily due to an increase in cost of services and selling, general and administrative costs increased as well, as described below.

•	Cost of services. Cost of services, which is primarily commissions paid to our investment sales professionals and compensation-related costs related to our mortgage brokerage activities, in 2012 increased approximately $67.8 million, or 41.7%, to $230.2 million from $162.5 million in 2011. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percentage of total revenues was consistent in 2012 and 2011.

•	Selling, general and administrative expense. Selling, general and administrative expense in 2012 increased $17.7 million, or 20.6%, to $103.5 million from $85.8 million in the prior year. The increase was primarily due to a $7.5 million increase in management performance compensation driven by our strong 2012 operating results, a $5.9 million increase in staff salaries, wages and related benefits expenses driven by an increase in our average headcount in support of our salesforce, which includes the recruitment of national and regional specialty directors who support our more senior agents, a $4.6 million increase in stock based compensation expenses due to appreciation of the SARs and other equity awards as well as an increase in sales promotional activities. These increases were partially offset by a $3.4 million decrease in legal costs and accruals in 2012 as compared to the prior year driven by increased insurance recoveries from previous year’s legal matters, an increase in the number of legal matters managed by our in-house legal department and an overall decrease in legal activity.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses in 2012 as compared to 2011.

Other income, net. Other income, net was not significant in 2012 or 2011.

Provision for income taxes. Income tax expense totaled $21.5 million in 2012 as compared to $10.4 million in the prior year, an increase of $11.2 million or 107.7%. The increase was attributable to the higher pre-tax income in 2012 as compared to 2011. In 2012 and 2011, our income tax expense was based on a tax-sharing agreement between us and MMC. As specified by the agreement, our effective tax rate was 43.5% in 2012 and 2011.

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

Non – GAAP Financial Measure

In this Annual Report on Form 10-K, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income/expense, (ii) income tax expense, (iii) depreciation and amortization and (iv) stock-based compensation expense. We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our business, develop budgets and measure our performance against those budgets. We also believe that analysts and investors use Adjusted EBITDA as supplemental measures to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes and non-cash stock-based compensation charges. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

A reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income, is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$8,206	$27,934	$13,450
Adjustments:
Interest expense (income), net	461	(162)	(141)
Provision for income taxes	13,735	21,507	10,355
Depreciation and amortization	3,043	2,981	2,971
Stock-based compensation (1)	35,841	7,448	2,851

Adjusted EBITDA	$61,286	$59,708	$29,486

(1)	The year ended December 31, 2013 includes non-cash stock-based compensation charges of $30.9 million in connection with the IPO.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations, and the net proceeds from our IPO. In connection with our IPO, we received aggregate net proceeds of $42.3 million. Although we have historically funded our operations through our operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations. In addition, we may determine that obtaining debt financing to be advantageous to our business in the future.

Our total cash and cash equivalents balance increased by $97.8 million to $101.0 million at December 31, 2013, compared to $3.1 million at December 31, 2012. The following table sets forth our summary cash flows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$96,944	35,354	$17,816
Net cash used in investing activities	(4,024)	(4,637)	(2,671)
Net cash provided by (used in) financing activities	4,925	(30,768)	(16,919)

Net increase (decrease) in cash and cash equivalents	97,845	(51)	(1,774)
Cash and cash equivalents at beginning of period	3,107	3,158	4,932

Cash and cash equivalents at end of period	$100,952	$3,107	$3,158

Prior to June 30, 2013, the majority of the cash generated and used in MMREIS’s operations was held in bank accounts with one financial institution that were included in a sweep arrangement with MMC. Pursuant to a treasury management service agreement with that financial institution, the cash was swept daily into MMC’s money market account. MMREIS collected interest income from MMC at the same interest rate as MMC earned on the money market account. Historically, other than for a 2-week period around MMC’s March 31 fiscal year end, the MMREIS had a receivable from MMC for the cash that was swept. When the sweep arrangement was not in effect, during the week before and the week after March 31, MMREIS’s cash balances remained in MMREIS’s bank accounts. As of June 30, 2013, the sweep arrangement with MMC was permanently terminated.

Operating Activities

Cash flows from operating activities were $96.9 million in 2013, compared to $35.4 million in 2012, an increase of $61.6 million. Net cash provided by operating activities is driven by our net income adjusted for non-cash items, including but not limited to, depreciation and amortization, provision for bad debt expense, stock-based compensation, deferred taxes, net and other non-cash items and changes in net working capital. The increase in cash flows from operating activities was primarily due to a $61.0 million increase in cash provided by net working capital changes and a $20.3 million increase in non-cash items, partially offset by a $19.7 million decrease in net income during 2013 compared to 2012. The decrease in net income was driven by a $31.3 million non-cash stock-based and other compensation charges in connection with the IPO and of this amount, $30.9 million pertained to stock-based compensation charges in connection with the IPO discussed below and $0.4 million pertained to other compensation expenses in connection with the IPO.

The $20.3 million increase in non-cash items, consisted primarily of a $29.6 million increase in stock-based compensation expense driven by $30.9 million of non-cash stock-based compensation charges in connection with the IPO, partially offset by a $9.3 million of deferred taxes, net in 2013. Prior to the IPO, all deferred tax assets and liabilities were recorded by MMC and the Company paid MMC an amount equal to 43.5% of pre-tax income on a current basis. The 2013 deferred taxes, net represents deferred taxes, net subsequent to the IPO attributable to MMI as stand-alone entity.

The $61.0 million favorable change in net working capital was principally due a $80.3 million favorable change for amounts due to (from) affiliates primarily driven by the termination of the cash sweep arrangement discussed above as well as settlement of all the outstanding due to (from) affiliates balance with MMC in connection with the IPO. Cash provided by operating activities also increased due changes in income taxes payable, commissions receivable, and other working capital changes. These increases were partially offset by decreases in accounts payable and accrued expenses, accrued employee expenses and commissions payable, primarily due to timing of payments, including the increase in bonus payments during 2013 compared to 2012. Changes in net working capital can cause variation in our cash flows provided by operating activities due to seasonality, timing and other factors.

Cash flows from operating activities were $35.4 million in 2012, as compared to $17.8 million in 2011. The $17.6 million increase in cash flows from operating activities in 2012 as compared to 2011 was primarily due to the $14.5 million increase increase in net income in 2012. The non-cash items and changes in net working capital resulted in the remaining $3.1 million increase. This includes favorable changes of $14.5 million related to commissions payable and $7.1 million related to accrued employee expenses due to timing of payments, partially offset by an unfavorable change of $18.4 million related to due to (from) affiliates.

Investing Activities

Cash flows used in investing activities were $4.0 million in 2013, as compared to $4.6 million in 2012. The decrease in cash flows used for investing activities in 2013 as compared 2012 was primarily due to a $1.0 million favorable change related to employee notes receivable collections, net of issuances, partially offset by a $0.2 million increase in cash paid for investment in information technology, computer hardware and software and furniture, fixtures and equipment.

Cash flows used for investing activities were $4.6 million in 2012, as compared to $2.7 million in 2011. The increase in cash flows used for investing activities in 2012 as compared to 2011 was primarily due to increased investment in information technology, computer equipment, leasehold improvements and furniture.

Financing Activities

Cash flows provided by financing activities were $4.9 million in 2013, as compared to $30.8 million used in financing activities in 2012. The increase in cash flows provided by financing activities was primarily due to proceeds received from our IPO, net of issuance costs of $42.5 million. This increase was partially offset by a $6.9 million increase in cash attributed to dividends paid to MMC. Prior to our IPO, we distributed substantially all of our net income to MMC in the form of cash dividends. Following the IPO, we do not intend to pay a regular dividend. We may evaluate our dividend policy in the future. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our board of directors deems relevant.

Cash flows used for financing activities were $30.8 million in 2012, as compared to $16.9 million in 2011. The increase was primarily due to higher dividend payments to MMC in 2012 compared to 2011.

We believe that our existing balances of cash and cash equivalents, and cash flows expected to be generated from our operations, and proceeds from our IPO, will be sufficient to satisfy our operating requirements for at least the next twelve months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from, among other factors, to fund acquisitions or to otherwise finance our growth or operations. In addition, our notes payable to former stockholders and SARs liability have provisions, which could accelerate repayment of outstanding principal and accrued interest and adversely impact our liquidity.

Contractual Obligations and Commitments

Our principal commitments consist of obligations under our leases for our office space. The following table summarizes our contractual and other cash commitments and obligations at December 31, 2013 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other (2)
Operating lease obligations (1)	$40,837	$12,668	$18,668	$7,658	$1,843	$—
SARs liability (2)	19,970	—	—	—	—	19,970
Notes payable (principal and interest) (3)	15,303	1,443	2,882	2,879	8,099	—

Total contractual obligations	$76,110	$14,111	$21,550	$10,537	$9,942	$19,970

(1)	See Note 12 – “Commitments and Contingencies” of our Notes to the Consolidated Financial Statements.
(2)	Excludes interest the Company will begin to accrue starting on January 1, 2014 based on the frozen SAR account balances. See Note 8 – “Stock-Based Compensation Plans” of our Notes to the Consolidated Financial Statements.
(3)	See Note 5 – “Notes Payable to Former Stockholders” of our Notes to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements at this time.

Inflation

Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by general economic conditions including inflation. However, to date, we do not believe that general inflation has had a material impact upon our operations.

Critical Accounting Policies and Estimates

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

We believe that the critical accounting policies discussed below involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. See the notes to our consolidated financial statements for a summary of our significant accounting policies.

We are an emerging growth company within the meaning of the rules under the Securities Act, and we may utilize certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies. For example, we are not required to provide an auditor’s attestation report on our internal controls in this Annual Report on Form 10-K as otherwise required by Section 404(b) of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Revenue Recognition

The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. Revenues from real estate brokerage commissions are recognized when there is persuasive evidence of an arrangement, all services have been provided, the price is fixed and determinable and collectability is reasonably assured. The Company generates financing fees from securing financing on purchase transactions as well as fees earned from refinancing our clients’ existing mortgage debt. Financing fee revenues are recognized at the time the loan closes and there are no remaining significant obligations for performance in connection with the transaction. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. Revenues from these services are recognized as they are performed and completed.

Stock-Based Compensation

Prior to the IPO

MMREIS historically issued stock options and stock appreciation rights, or SARs, to key employees through a book value, stock-based compensation award program (the “Program”). The Program allowed for employees to exercise stock options in exchange for shares of unvested restricted common stock. The Program also allowed employees to exercise options through the issuance of notes receivable, which were recourse to the employee. The grant price and repurchase price of stock-based awards at the grant date and repurchase date were fixed as determined by a valuation formula using book value, as defined by the agreements between MMREIS and the employees. The stock awards generally vested over a three to five-year period. Under these plans, MMREIS retained the right to repurchase shares if certain events occurred, which included termination of employment. In these circumstances, the plan document provided for repurchase proceeds to be settled in the form of a note payable to (former) shareholders or cash, which was settled over a fixed period. While MMREIS had entered into the agreements to repurchase the stock and settle the SARs held by employees upon termination of their employment (subject to certain conditions as specified in the agreements), MMC had historically assumed the obligation to make payments to the former shareholders. While MMREIS recognized the compensation expense associated with these share-based payment arrangements, the liability had historically been assumed by MMC through a deemed contribution, which then has paid the former shareholders over time. The accounting for the stock options and SARs awards, including MMC’s assumption of MMREIS repurchase obligations, is discussed below.

Restricted Common Stock

Since stock options only allowed the grantee the right to acquire shares of unvested restricted common stock at book value, which was determined on an annual basis, MMREIS accounted for the stock options and the related unvested restricted stock, as a single instrument, with a single service period. The service period began on the option grant date, and extended through the exercise and subsequent vesting period of the restricted stock. The unvested restricted common stock was accounted for in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Increases or decreases in the formula settlement value of unvested restricted stock subsequent to the grant date, were recorded as increases or decreases, respectively, to compensation expense, with decreases limited to the book value of the stock on the date of grant. As MMC had assumed our obligation with respect to any appreciation in the value of the underlying vested awards in excess of the employees’ exercise price, MMC was deemed to make a capital contribution to our additional paid-in capital equal to the amount of compensation expense recorded, net of the applicable taxes. Based on the tax-sharing agreement between us and MMC, the tax deduction on the compensation expense recorded by us was allocated to MMC. MMC recorded the liability related to the appreciation in the value of the underlying stock in its consolidated financial statements. To the extent of any depreciation in the value of the underlying vested awards (limited to the amount of any appreciation previously recorded from the employees ‘original exercise price), compensation expense was reduced and MMC was deemed to receive a capital distribution.

SARs

SARs to employees were accounted for in accordance with ASC 718. Similar to the vested stock, compensation expense related to the SARs was recorded in each period and was equal to the appreciation in the formula-settlement value of vested SARs at the end of each reporting period-end from the prior reporting period-end. As MMC had assumed our obligation with respect to any appreciation in the value of the vested SARs, MMC was deemed to make a capital contribution to our additional paid-in capital equal to the amount of compensation expense recorded, net of the applicable taxes. Based on the tax-sharing agreement entered between us and MMC, the tax deduction on the compensation expense recorded by us was allocated to MMC. MMC recorded the liability related to the appreciation in the value of the underlying stock in its consolidated financial statements. To the extent of any depreciation in the value of the vested SARs (limited to the amount of any appreciation previously recorded), compensation expense was reduced and MMC was deemed to have received a capital distribution.

Subsequent to the IPO

The Company follows the provisions of ASC 718, which require the measurement and recognition of compensation expense for all share-based payment awards made to employees, independent contractors (i.e. agents) and directors.

The Company values its restricted stock units and restricted stock awards based on the grant date closing price of the Company’s common stock when the award is based on shares or based on the grant date cash value when the award is based on a predetermined dollar value. For awards with periodic vesting, we recognize the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date.

ASC 718 also requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. Forfeitures are required to be revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. We evaluate the assumptions used to value share-based awards on a periodic basis. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unrecognized stock-based compensation expense. Share-based payments are included in general and administrative expense in the accompanying consolidated statements of income. We calculate a separate forfeiture rate for our employees and non-employees awards (discussed below).

The Company accounts for share-based payment awards made to independent contractors, which are our typically to our agents, under the provisions of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 addresses (a) the measurement date for the transaction in which equity instruments are issued to non-employees (b) manner in which to recognize such transactions. The measurement of equity instruments will be measured at the earlier of: (1) the performance commitment date, or (2) the date the services required under the arrangement have been completed. Under ASC 505-50-30-6 if the fair value of goods or services received in a share-based payment transaction with non-employees is more reliably measureable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. In contrast, if the fair value of the equity instrument issued in a share-based payment transaction with non-employees is more reliably measureable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instrument issued. We measure the fair value based on the equity instrument issued. The measurement date for non-employee awards is the date the services are completed, resulting in periodic adjustments to stock-based compensation during the vesting period for changes in the fair value of the awards. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

Income Taxes

Prior to the IPO, the Company was part of a consolidated federal income tax return and various combined and consolidated state tax returns that were filed by MMC. The Company and MMC had a tax-sharing agreement whereby the Company provided for income taxes in its consolidated statements of income using an effective tax rate of 43.5%. In addition, all deferred tax assets and liabilities were recorded by MMC. As part of the spin-off, the Company’s tax sharing agreement with MMC was terminated effective October 31, 2013 and MMC transferred its allocable net deferred tax assets totaling $26.6 million to the Company.

Subsequent to the spin-off, the Company files as a stand-alone tax entity and income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The change to a stand-alone entity for tax purposes may result in material changes to our income tax provision in future years.

ASC 740, defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. Management has analyzed the Company’s inventory of tax positions taken with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction), and has concluded that no uncertain tax positions are required to be recognized in the Company’s consolidated financial statements.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, See Note 2 – “Accounting Policies” of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments, which are exposed to concentrations of credit risk, consist primarily of short-term cash investments. Due to the nature of our business and the manner in which we conduct our operations, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risks.

Item 8. Financial Statements and Supplementary Data

See pages beginning at F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), including maintenance of (i) records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, and (ii) policies and procedures that provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (b) our receipts and expenditures are being made only in accordance with authorizations of management and our board of directors and (c) we will prevent or timely detect unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management, with the supervision and participation of our chief executive officer, or CEO and chief financial officer or CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our management has concluded that as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of the inherent limitations of any system of internal control. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses of judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper overriding of controls. As a result of such limitations, there is risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Item 9B. Other Information

On March 19, 2014, we entered into an amendment to the employment agreement dated July 1, 2010 between the Company and John J. Kerin, our President and Chief Executive Officer. The amendment increases Mr. Kerin’s annual base salary to $680,000. Mr. Kerin continues to be eligible to receive an annual cash bonus of up to a maximum of four times his annual base salary.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

John J. Kerin has served as President and Chief Executive Officer since 2010 and as a director since June 2013. Prior to his appointment as President and CEO, Mr. Kerin was a senior vice president and managing director from 1996 to 2010, responsible for the operations of 18 offices nationwide. Mr. Kerin joined the firm as a sales professional in 1981, ranking among the top 10 sales professionals nationwide in 1985 and 1986, and was promoted to senior investment associate in 1987. In 1987, Mr. Kerin became the regional manager of the Los Angeles office, where he succeeded in making it one of the top-producing offices in the firm. He was elected first vice president in 1994 and promoted to managing director in 1996. Mr. Kerin received a B.A. in Communications from Loyola Marymount University.

Martin E. Louie has served as Chief Financial Officer since 2010. Prior to becoming Chief Financial Officer, Mr. Louie was first vice president of finance beginning in 2009, and vice president of finance from 2006 to 2009. Mr. Louie has served as a senior financial executive with worldwide responsibilities for various companies, including Sony Pictures Entertainment, The Walt Disney Co., Infineon Technologies and West Marine. In those roles, he was responsible for accounting, strategic planning, financial planning and analysis, treasury and investor relations. Prior to that, Mr. Louie, who is a CPA, was with KPMG. Mr. Louie received a B.A. in economics from the University of California, Los Angeles and an MBA in finance from the University of Southern California.

Gene A. Berman has served as an executive vice president of Marcus & Millichap since 2010. He has also served as a group managing director since 2005, overseeing the firm’s offices in the Northeast, Southeast and Texas. Mr. Berman began his career with Marcus & Millichap in 1982 as a sales professional and was named senior investment associate in 1987. He became a Regional Manager in 1996, was named a vice president in 1997 and first vice president in 2001. He was promoted to senior vice president in 2002 and managing director in 2005. Mr. Berman received an A.B. in Communications from the University of Southern California and a J.D. from Southwestern University School of Law in Los Angeles.

William E. Hughes, Jr. has served as a senior vice president of our subsidiary Marcus & Millichap Capital Corporation, or MMCC, since 2000. He became a Managing Director of Marcus & Millichap in 2008. Mr. Hughes is responsible for managing MMCC’s operations on a national basis. He joined Marcus & Millichap in 1996 and has a diversified background in real estate finance, financial consulting and modeling, project feasibility, leasing, construction management and real estate development. Prior to joining the company, Mr. Hughes held various senior executive roles with several financial and real estate investment firms. He received a B.S. in Business Administration from the University of Southern California.

Hessam Nadji has served as Chief Strategy Officer since September 2013. Mr. Nadji previously served as senior vice president from 1997 to September 2013. Mr. Nadji works with the senior management team in setting and executing the company’s long-term strategy and oversees all national specialty groups, as well as Research and Advisory Services. The national specialty groups provide client services, coordinate major account development and deliver specialized support to the company’s sales force within each property segment. Mr. Nadji joined the company in 1996 as vice president of research, became a senior vice president in 1997 and was appointed managing director in April 2000. Prior to joining the company, Mr. Nadji was senior vice president and national director of research and information services for Grubb & Ellis Co. He received a B.S. in information management and computer science from City University in Seattle.

Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2014 (“Proxy Statement”), which information will appear under the captions entitled “Proposal 1: Election of Directors” and “Other Matters” in the Proxy Statement.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors. The Code of Ethics is posted on our website. The Internet address for our website is http://www.marcusmillichap.com, and the Code of Ethics may be found as follows:

1. From our main web page, first click “Investor Relations.”

2. Next click on “Governance Documents” in the left hand navigation bar.

3. Finally, click on “Code of Ethics.”

We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2014, which information will appear under the caption entitled “Compensation of Named Executive Officers and Directors” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2014, which information will appear under the captions entitled “Principal Stockholders” in the Proxy Statement.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2013. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,275,747	(1)	—	3,194,253
Equity compensation plans not approved by security holders	—		—	—

Total	2,275,747	(1)		3,194,253

(1)	Consists of DSUs granted under the 2013 Omnibus Equity Incentive Plan.
(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding DSUs, which have no exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2014, which information will appear under the captions entitled “Proposal 1: Election of Directors” and “Certain Relationships and Related Party Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 6, 2014, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2014” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1) Consolidated Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form 10-K beginning on page F-1.

(2)	Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

See the Exhibit Index following the signature page to this Annual Report on Form 10-K for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

(c)	Financial Statement Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2014	Marcus & Millichap, Inc.

/s/ John J. Kerin
John J. Kerin
President Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN J. KERIN John J. Kerin	Director, President and Chief Executive Officer (Principal Executive Officer)	March 21, 2014

/s/ MARTIN E. LOUIE Martin E. Louie	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2014

/s/ NORMA J. LAWRENCE Norma J. Lawrence	Director	March 21, 2014

/s/ GEORGE M. MARCUS George M. Marcus	Director	March 21, 2014

/s/ NICHOLAS F. MCCLANAHAN Nicholas F. McClanahan	Director	March 21, 2014

/s/ WILLIAM A. MILLICHAP William A. Millichap	Director	March 21, 2014

/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	March 21, 2014

/s/ DON C. WATTERS Don C. Watters	Director	March 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Marcus & Millichap, Inc.

We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marcus & Millichap, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

March 21, 2014

Marcus & Millichap, Inc.

Consolidated Balance Sheets

(dollar amounts in thousands, except share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$100,952	$3,107
Commissions receivable, net of allowance for doubtful accounts of $99 and $129 at December 31, 2013 and 2012, respectively	4,115	5,764
Employee notes receivable	229	807
Prepaid expenses and other current assets	5,204	2,903
Deferred tax assets, net	8,663	—

Total current assets	119,163	12,581
Prepaid rent	4,999	2,855
Investments held in rabbi trust account	4,067	2,905
Property and equipment, net of accumulated depreciation of $19,412 and $17,917 at December 31, 2013 and 2012, respectively	8,560	6,688
Due from affiliates	—	60,389
Employee notes receivable	189	350
Deferred tax assets, net	27,185	—
Other assets	3,146	3,965

Total assets	$167,309	$89,733

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,911	$14,350
Accounts payable and accrued expenses – related party	506	—
Income tax payable	6,459	—
Notes payable to former stockholders	851	—
Commissions payable	25,086	22,584
Accrued employee expenses	16,947	17,519

Total current liabilities	56,760	54,453
Deferred compensation and commissions	32,177	9,121
Notes payable to former stockholders	11,504	—
Other liabilities	4,371	4,529

Total liabilities	104,812	68,103
Stockholders’ equity:
Preferred stock, $0.0001 par value:	—	—
Authorized shares – 25,000,000; issued and outstanding shares – 0 at December 31, 2013 and 2012, respectively
Series A redeemable preferred stock, $10.00 par value:	—	10

Authorized shares – 0 and 1,000 at December 31, 2013 and 2012, respectively; issued and outstanding shares – 0 and 1,000 at December 31, 2013 and 2012, respectively: $10.00 redemption value per share at December 31, 2013 and 2012

Common Stock $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 36,600,897 and 0 at December 31, 2013 and 2012, respectively	4	—
Common stock, $1.00 par value:
Authorized shares – 0 and 1,000,000 at December 31, 2013 and 2012, respectively; issued and outstanding shares – 0 and 233,739 at December 31, 2013 and 2012, respectively	—	234
Additional paid-in capital	70,445	24,718
Stock notes receivable from employees	(13)	(150)
Accumulated deficit	(7,939)	(3,182)

Total stockholders’ equity	62,497	21,630

Total liabilities and stockholders’ equity	$167,309	$89,733

See accompanying notes to consolidated financial statements.

Marcus & Millichap, Inc.

Consolidated Statements of Income

(dollar and share amounts in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Real estate brokerage commissions	$393,203	$351,407	$245,333
Financing fees	25,921	21,132	16,522
Other revenues	16,771	13,177	12,850

Total revenues	435,895	385,716	274,705
Operating expenses:
Cost of services	264,637	230,248	162,478
Selling, general, and administrative expense	115,661	103,479	85,801
Depreciation and amortization expense	3,043	2,981	2,971
Stock-based and other compensation in connection with IPO	31,268	—	—

Total operating expenses	414,609	336,708	251,250

Operating income	21,286	49,008	23,455
Other income, net	655	433	350

Income before provision for income taxes	21,941	49,441	23,805
Provision for income taxes	13,735	21,507	10,355

Net income	$8,206	$27,934	$13,450

Less: Net loss attributable to Marcus & Millichap Real Estate Investment Services, Inc. prior to initial public offering on October 31, 2013	(1,045)

Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering	$9,251

Earnings per share (1):
Basic	$0.24
Diluted	$0.24
Weighted average common shares outstanding (1):
Basic	38,787
Diluted	38,815

(1)	Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013.

See accompanying notes to consolidated financial statements.

Marcus & Millichap, Inc.

Consolidated Statement of Stockholders’ Equity

(dollar amounts in thousands, except share amounts)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2010	1,000	$10	234,187	$234	$18,820	$(82)	$2,716	$21,698
Net income	—	—	—	—	—	—	13,450	13,450
Series A preferred dividends declared and paid	—	—	—	—	—	—	(16,526)	(16,526)
Deemed capital contribution from MMC	—	—	—	—	1,610	—	—	1,610
Issuance of restricted stock	—	—	6,462	6	157	(163)	—	—
Payments on stock notes receivable from employees	—	—	—	—	—	56	—	56
Cancelled and repurchased shares	—	—	(10,410)	(10)	(164)	43	—	(131)

Balance as of December 30, 2011	1,000	10	230,239	230	20,423	(146)	(360)	20,157
Net income	—	—	—	—	—	—	27,934	27,934
Series A preferred dividends declared and paid	—	—	—	—	—	—	(30,756)	(30,756)
Deemed capital contribution from MMC	—	—	—	—	4,209	—	—	4,209
Issuance of restricted stock	—	—	3,500	4	86	(90)	—	—
Payments on stock notes receivable from employees	—	—	—	—	—	86	—	86

Balance as of December 31, 2012	1,000	10	233,739	234	24,718	(150)	(3,182)	$21,630
Net loss attributable to Marcus & Millichap Real Estate Investment Services, Inc. prior to initial public offering on October 31, 2013	—	—	—	—	—	—	(1,045)	(1,045)
Series A preferred dividends declared and paid	—	—	—	—	(24,718)	—	(12,963)	(37,681)
Deemed capital distribution from MMC	—	—	—	—	(3,291)	—	—	(3,291)
Issuance of restricted stock	—	—	750	1	20	(21)	—	—
Payments on stock notes receivable from employees	—	—	—	—	—	158	—	158
Stock-based compensation	—	—	69,583	—	30,886	—	—	30,886
Exchange of MMREIS Series A redeemable preferred and common stock for MMI common Stock	(1,000)	(10)	32,123,412	(231)	241	—	—	—
Issuance of common stock, net of issuance costs	—	—	4,173,413	—	42,313	—	—	42,313

Balance as of October 31, 2013	—	—	36,600,897	4	70,169	(13)	(17,190)	52,970
Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering	—	—	—	—	—	—	9,251	9,251
Stock-based compensation	—	—	—	—	276	—	—	276

Balance as of December 31, 2013	—	$—	36,600,897	$4	$70,445	$(13)	$(7,939)	$62,497

See accompanying notes to consolidated financial statements.

Marcus & Millichap, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$8,206	$27,934	$13,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,043	2,981	2,971
Provision for bad debt expense	23	157	311
Stock-based compensation	33,817	4,209	1,610
Deferred taxes, net	(9,276)	—	—
Other non-cash items	67	19	35
Changes in operating assets and liabilities:
Commissions receivable	1,679	(3,614)	738
Prepaid expenses and other current assets	(2,301)	(644)	(460)
Prepaid rent	(2,144)	103	668
Investments in rabbi trust account	(1,162)	(497)	240
Other assets	765	530	(1,694)
Due to (from) affiliates	60,389	(19,884)	(1,513)
Accounts payable and accrued expenses	(8,043)	6,791	3,239
Accounts payable and accrued expenses – related party	506	—	—
Income tax payable	6,459	—	—
Commissions payable	2,502	9,004	(5,511)
Accrued employee expenses	(572)	7,831	686
Deferred compensation and commissions	3,086	2,495	899
Other liabilities	(100)	(2,061)	2,147

Net cash provided by operating activities	96,944	35,354	17,816
Cash flows from investing activities
Payments on employee notes receivable	1,173	458	550
Issuances of employee notes receivable	(434)	(706)	(310)
Purchase of property and equipment	(4,795)	(4,563)	(3,083)
Proceeds from sale of property and equipment	32	174	172

Net cash used in investing activities	(4,024)	(4,637)	(2,671)
Cash flows from financing activities
Proceeds from initial public offering, net of issuance costs	42,506	—	—
Payments on obligations under capital leases	(58)	(98)	(318)
Dividends paid to MMC	(37,681)	(30,756)	(16,526)
Repayment of stock notes receivable from employees	158	86	56
Repurchase of shares	—	—	(131)

Net cash provided by (used) in financing activities	4,925	(30,768)	(16,919)

Net increase (decrease) in cash and cash equivalents	97,845	(51)	(1,774)
Cash and cash equivalents at beginning of period	3,107	3,158	4,932

Cash and cash equivalents at end of period	$100,952	$3,107	$3,158

Supplemental disclosures of cash flow information
Interest paid during the period	$1	$4	$12

Income taxes paid to MMC	$29,702	$17,880	$9,440

Supplemental disclosures of noncash investing and financing activities
Deferred offering costs included in accounts payable and other accrued expenses	$193	$—	$—

Property and equipment included in accounts payable and accrued expenses	$216	$—	$—

Issuance of restricted stock for notes receivable	$21	$90	$163

Assets acquired under capital lease	$—	$—	$121

Deemed capital (distribution) contribution from MMC	$(3,291)	$4,209	$1,610

See accompanying notes to consolidated financial statements.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

1.	Description of business, basis of presentation and recent accounting pronouncements

Description of business

Marcus and Millichap Real Estate Investment Services, Inc. (“MMREIS”) was incorporated in 1976 in the state of Delaware and prior to the completion of its initial public offering (the “IPO”), MMREIS was majority-owned by Marcus & Millichap Company (“MMC”) and all of the Company’s preferred and common stock outstanding was held by MMC and its affiliates or officers and employees of MMREIS. In June 2013, in preparation for the spin-off of its real estate investment services business, or the Spin-Off, MMC formed Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”). On October 30, 2013 and prior to the IPO, the stockholders of MMREIS contributed all of their outstanding shares to the Company, in exchange for MMI common stock, and MMREIS became MMI’s wholly-owned subsidiary. Thereafter, on October 31, 2013, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness.

On November 5, 2013, the Company completed its IPO of 6,900,000 shares of common stock at a price to the public of $12.00 per share. The Company’s shares, which commenced trading on October 31, 2013, are traded on the New York Stock Exchange. See Note 7 – “Stockholders’ Equity” for additional information.

The Company is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services.

Basis of Presentation

The Company’s consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 have been prepared in accordance with US generally accepted accounting principles (“GAAP”). In accordance with ASC 805-50-30-6, Business Combinations, since MMI and MMREIS were affiliates under common control, the assets and liabilities of MMREIS were recorded at carryover basis at the Spin-Off date. The historical financial statements of MMREIS, as the Company’s predecessor, have been presented as the historical financial statements of the Company for all periods prior to the Spin-Off from the beginning of the earliest period presented.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, due from affiliates, and receivables. Cash is placed with high-credit quality financial institutions. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. The Company historically has not experienced

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

any losses in its cash and cash equivalents or due from affiliates. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection. As of December 31, 2013 and 2012, no individual accounted for 10% or more of commissions or notes receivable.

The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. For the twelve months ended December 31, 2013 and 2012, no individual customer represented 10% or more of total revenues.

The Company performs ongoing credit evaluations of its customers and debtors and requires collateral on a case-by-case basis.

Reclassifications

Certain prior-period amounts in these notes to consolidated financial statements have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or stockholders’ equity.

Segment Reporting

ASC 280, Segment Reporting, establishes standards for reporting information on operating segments in interim and annual financial statements. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker (CODM) or decision making group, to perform resource allocations and performance assessments. The CODM is the Chief Executive Officer and Chief Financial Officer. The CODM reviews financial information presented on an office by- office basis for purposes of making operating decisions, assessing financial performance and allocating resources. Based on the evaluation of the Company’s financial information, management believes that the Company’s offices represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial statement purposes. The Company’s financing operations also represent an individual operating segment, which does not meet the thresholds to be presented as a separate reportable segment.

Recent accounting pronouncements

There are no recently issued accounting standards which are not yet effective that the Company believes would materially impact its consolidated financial statements.

2.	Accounting policies

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. At December 31, 2013 and 2012, a significant portion of the balance of cash and cash equivalents was held with three financial institutions. Management believes the likelihood of realizing material losses from the excess of cash balances over federally insured limits is remote.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

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

Commissions Receivable, Net

Commissions receivable consist primarily of commissions earned for which payment has not yet been received as well as current receivables from agents. The Company establishes an allowance for doubtful accounts based on the specific-identification of potentially uncollectible accounts.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company uses the straight-line method for depreciation and amortization. Depreciation and amortization are provided over estimated useful lives ranging from three to seven years.

The Company leases certain equipment under capital lease arrangements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the asset under lease. Assets under capital leases are depreciated using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. The Company evaluates its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the carrying amount of property and equipment is recoverable and, therefore, no impairment loss has been recorded for the years ended December 31, 2013, 2012 or 2011.

Other Assets

Other assets consist primarily of security deposits, due from sales agents and commission notes receivable.

Security deposits relate to lease deposits made in connection with operating leases.

Due from sales agents includes notes receivable from agents and other receivables from agents. The notes receivable from agents, along with interest, are typically collected from future commissions and are generally due in one to five years. As of December 31, 2013 and 2012, the weighted average interest rate for notes receivable from agents was approximately 2% and 6%, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.

In connection with real estate brokerage activities, the Company may accept a portion of its commission in the form of a commission note receivable.

The Company establishes an allowance for doubtful accounts based on the specific-identification of potentially uncollectible accounts or commissions notes receivable in accordance with ASC 310, Receivables. Additionally, accounts and commissions notes receivable that are not specifically identified as being impaired are reviewed for impairment in accordance with ASC 450, Contingencies based on consideration of historical experience.

Deferred Rent Obligation

Some of the Company’s operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, the Company recognizes rent

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

expense on a straight-line basis over the term of the lease, generally between five to ten years, including periods of free rent, and records the difference between the amount charged to rent expense and the rent paid as a deferred rent obligation. As of December 31, 2013 and 2012, deferred rent totaled $3.7 million and $3.2 million, respectively, and is included in other liabilities and accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Revenue Recognition

The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. Revenues from real estate brokerage commissions are recognized when there is persuasive evidence of an arrangement, all services have been provided, the price is fixed and determinable and collectability is reasonably assured. The Company generates financing fees from securing financing on purchase transactions as well as fees earned from refinancing its clients’ existing mortgage debt. Financing fee revenues are recognized at the time the loan closes and there are no remaining significant obligations for performance in connection with the transaction. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. Revenues from these services are recognized as they are performed and completed.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2013, 2012 and 2011 was $1.0 million, $0.7 million and $0.5 million, respectively. Advertising costs are included in selling, general, and administrative expense in the accompanying consolidated statements of income.

Income Taxes

Prior to the IPO, the Company was part of a consolidated federal income tax return and various combined and consolidated state tax returns that were filed by MMC. The Company and MMC had a tax-sharing agreement whereby the Company provided for income taxes in its consolidated statements of income using an effective tax rate of 43.5%. In addition, all deferred tax assets and liabilities were recorded by MMC. As part of the spin-off, the Company’s tax sharing agreement with MMC was terminated effective October 31, 2013 and MMC transferred its allocable net deferred tax assets totaling $26.6 million to the Company, which resulted in a deemed capital contribution.

Subsequent to the Spin-Off, the Company files as a stand-alone tax entity and income taxes are accounted for under the asset and liability method in accordance with ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws and are released in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the income in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The change to a stand-alone entity for tax purposes may result in material changes to the Company’s income tax provision in future years.

ASC 740 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. Management has analyzed the Company’s inventory of tax positions taken with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction), and has concluded that no uncertain tax positions are required to be recognized in the Company’s consolidated financial statements.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

ASC 820, Fair Value Measurement (“ASC 820”) establishes the accounting guidance for fair value measurements that applies to all financial assets and financial liabilities that are being measured and reported on a fair value basis. Under the accounting guidance, the Company makes fair value measurements that are classified and disclosed in one of the following three categories:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability, or

Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Investments held in a rabbi trust account are carried at fair value and considered to be in the Level 1 classification.

Fair Value of Financial Instruments

The Company’s financial instruments, including such items in the consolidated financial statement captions as cash and cash equivalents, commissions receivable, net, accounts payable and accrued expenses and commissions payable, are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms, which approximate current market rates and considered to be in the Level 1 classification.

As the Company’s obligations under notes payable to former stockholders and certain employee and agent notes receivable bear fixed interest rates that approximate the rates currently offered to the Company for similar debt instruments, the Company has determined that the carrying value on these instruments approximates fair value. As the Company’s obligations under SARs Liability (included in deferred compensation and commissions caption) bear variable interest rates, the Company has determined that the carrying value approximates the fair value. These are considered to be in the Level 1 classification.

Stock-Based Compensation

Prior to the IPO

MMREIS historically issued stock options and stock appreciation rights, or SARs, to key employees through a book value, stock-based compensation award program (the “Program”). The Program allowed for employees to exercise stock options in exchange for shares of unvested restricted common stock. The Program also allowed employees to exercise options through the issuance of notes receivable, which were recourse to the employee. The grant price and repurchase price of stock-based awards at the grant date and repurchase date were fixed as determined by a valuation formula using book value, as defined by the agreements between MMREIS and the employees. The stock awards generally vested over a three to five-year period. Under these plans, MMREIS retained the right to repurchase shares if certain events occurred, which included termination of employment. In these circumstances, the plan document provided for repurchase proceeds to be settled in the form of a note payable to (former) shareholders or cash, which was settled over a fixed period. While MMREIS had entered into the agreements to repurchase the stock and settle the SARs held by employees upon termination of their employment (subject to certain conditions as specified in the agreements), MMC had historically assumed the obligation to make payments to the former shareholders. While MMREIS recognized the

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

compensation expense associated with these share-based payment arrangements, the liability had historically been assumed by MMC through a deemed contribution, which then has paid the former shareholders over time. The accounting for the stock options and SARs awards, including MMC’s assumption of MMREIS repurchase obligations, is discussed below.

Restricted Common Stock

Since stock options only allowed the grantee the right to acquire shares of unvested restricted common stock at book value, which was determined on an annual basis, MMREIS accounted for the stock options and the related unvested restricted stock, as a single instrument, with a single service period. The service period began on the option grant date, and extended through the exercise and subsequent vesting period of the restricted stock. The unvested restricted common stock was accounted for in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Increases or decreases in the formula settlement value of unvested restricted stock subsequent to the grant date, were recorded as increases or decreases, respectively, to compensation expense, with decreases limited to the book value of the stock on the date of grant. As MMC had assumed MMREIS’s obligation with respect to any appreciation in the value of the underlying vested awards in excess of the employees’ exercise price, MMC was deemed to make a capital contribution to MMREIS additional paid-in capital equal to the amount of compensation expense recorded, net of the applicable taxes. Based on the tax-sharing agreement between MMREIS and MMC, the tax deduction on the compensation expense recorded by MMREIS was allocated to MMC. MMC recorded the liability related to the appreciation in the value of the underlying stock in its consolidated financial statements. To the extent of any depreciation in the value of the underlying vested awards (limited to the amount of any appreciation previously recorded from the employees ‘original exercise price), compensation expense was reduced and MMC was deemed to receive a capital distribution.

SARs

SARs to employees were accounted for in accordance with ASC 718. Similar to the vested stock, compensation expense related to the SARs was recorded in each period and was equal to the appreciation in the formula-settlement value of vested SARs at the end of each reporting period-end from the prior reporting period-end. As MMC had assumed MMREIS’s obligation with respect to any appreciation in the value of the vested SARs, MMC was deemed to make a capital contribution to MMREIS’s additional paid-in capital equal to the amount of compensation expense recorded, net of the applicable taxes. Based on the tax-sharing agreement entered between MMREIS and MMC, the tax deduction on the compensation expense recorded by MMREIS was allocated to MMC. MMC recorded the liability related to the appreciation in the value of the underlying stock in its consolidated financial statements. To the extent of any depreciation in the value of the vested SARs (limited to the amount of any appreciation previously recorded), compensation expense was reduced and MMC was deemed to have received a capital distribution.

Subsequent to the IPO

The Company follows the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, independent contractors (i.e. agents) and directors.

The Company values its restricted stock units and restricted stock awards based on the grant date closing price of the Company’s common stock when the award is based on shares or based on the grant date cash value when the award is based on a predetermined dollar value. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

ASC 718 also requires forfeitures to be estimated at the time of grant in order to calculate the amount of share-based payment awards ultimately expected to vest. Forfeitures are required to be revised, if necessary, in subsequent periods if estimated and actual forfeitures differ from these initial estimates. The Company evaluates the assumptions used to value share-based awards on a periodic basis. If there are any modifications or cancellations of the underlying unvested share-based awards, the Company may be required to accelerate, increase or cancel any remaining unrecognized stock-based compensation expense. Share-based payments are included in general and administrative expense in the accompanying consolidated statements of income. The Company calculates a separate forfeiture rate for its employees and non-employees awards (discussed below).

The Company accounts for share-based payment awards made to independent contractors, which are typically to agents, under the provisions of ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). ASC 505-50 addresses (a) the measurement date for the transaction in which equity instruments are issued to non-employees (b) manner in which to recognize such transactions. The measurement of equity instruments will be measured at the earlier of: (1) the performance commitment date, or (2) the date the services required under the arrangement have been completed. Under ASC 505-50-30-6 if the fair value of goods or services received in a share-based payment transaction with non-employees is more reliably measureable than the fair value of the equity instrument issued, the fair value of the goods or services received shall be used to measure the transaction. In contrast, if the fair value of the equity instrument issued in a share-based payment transaction with non-employees is more reliably measureable than the fair value of the consideration received, the transaction shall be measured based on the fair value of the equity instrument issued. The Company measures the fair value based on the equity instrument issued. The measurement date for non-employee awards is the date the services are completed, resulting in periodic adjustments to stock-based compensation during the vesting period for changes in the fair value of the awards. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

Earnings Per Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share (ASC 260). ASC 260 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared (whether paid or unpaid) and participation rights in undistributed earnings. Certain of the Company’s restricted stock awards are considered participating securities because they contain non-forfeitable rights to dividends irrespective of whether the awards ultimately vest.

Earnings per share information has not been presented for periods prior to the IPO, as the holders of MMREIS Series A Redeemable Preferred Stock were entitled to receive discretionary dividends, payable in preference and priority to any distribution on MMREIS common stock. Since MMREIS typically distributed its earnings to the Series A Preferred stockholders on a quarter-in-arrears basis, earnings per share information for MMREIS common stock was not meaningful.

Earnings per share is calculated using net income attributable to Marcus and Millichap, Inc. subsequent to initial public offering on October 31, 2013.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

3.	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2013	2012
Computer software and hardware equipment	$8,442	$6,211
Furniture, fixtures, and equipment	19,530	18,394
Less accumulated depreciation and amortization	(19,412)	(17,917)

	$8,560	$6,688

Depreciation and amortization expense on property and equipment was $3.0 million for each of the years ended December 31, 2013, 2012 and 2011.

Net book value of capital leases recorded in furniture, fixtures and equipment was not material as of December 31, 2013. Furniture, fixtures and equipment with a net book value of $0.2 million is recorded under capital leases as of December 31, 2012. The related depreciation of these assets is included in depreciation and amortization expense.

4.	Selected Balance Sheet Data

Commissions Receivable, Net

Commissions receivable, net consisted of the following (in thousands):

	December 31,
	2013	2012
Commissions due from buyer/seller	$3,241	$5,205
Due from sales agents	973	688
Less allowance for doubtful accounts	(99)	(129)

	$4,115	$5,764

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	December 31,
	2013	2012
Balance at beginning of period	$(129)	$(143)
Provision for losses on commissions receivable	—	—
Write-off of uncollectible commissions receivable	30	14

Balance at end of period	$(99)	$(129)

Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2013	2012
Commission notes receivable	$82	$739
Due from sales agents	566	376
Security deposits	1,126	1,046
Other	1,372	1,804

	$3,146	$3,965

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Accrued Employee Expenses

Accrued employee expenses consisted of the following (in thousands):

	December 31,
	2013	2012
Bonus payable	$15,428	$16,600
Accrued vacation	975	919
Other employee related accruals	544	—

	$16,947	$17,519

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	December 31,
	2013	2012
SARs liability	$19,970	$—
Commissions payable	8,623	6,700
Deferred compensation liability	3,584	2,421

	$32,177	$9,121

SARs Liability

In conjunction with the IPO, the SARs liability that was previously assumed by MMC was transferred back to MMREIS based on a SARs frozen liability amount of $20.0 million calculated as of March 31, 2013. The SARs frozen liability amount will be paid out to each participant in installments upon retirement or departure under the terms of the existing program. The Company will begin to accrue interest starting on January 1, 2014 based on the frozen SAR account balances. See Note 7 – “Stockholders’ Equity” for additional information on SARs liability.

Commissions payable

Certain investment sales professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. These commissions are recognized as cost of services in the period in which they are earned. The Company has the ability to defer payment of certain commissions, at its election, for up to three years. Commissions payable that are not expected to be paid within twelve months are classified as long-term liabilities in the accompanying consolidated balance sheets.

Deferred compensation liability

During the fiscal year ended March 31, 2001, the Company established the MMREIS Deferred Compensation Plan (the Deferred Compensation Plan) for a select group of management. The Deferred Compensation Plan has similar characteristics of a 401(k) plan and provides the Deferred Compensation Plan participants additional flexibility in terms of contribution and distribution elections. Participants may elect to invest in various equity and debt securities offered within the Deferred Compensation Plan program. The Company chose to fund the Deferred Compensation Plan through variable life insurance policies purchased for the participants’ benefit. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in investments held in rabbi trust account caption in the accompanying consolidated balance

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

sheets. This trust account is restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the Deferred Compensation Plan’s assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time all or a portion of the amount by which the fair market value of the Deferred Compensation Plan’s assets exceeds 110% of the aggregate amount credited to the Deferred Compensation Plan’s participants’ accounts, as defined by the Deferred Compensation Plan.

The net change in the carrying value of the investment assets and the related obligation are recorded in other income, net and selling, general, and administrative expense, respectively, in the consolidated statements of income and were not material during the years ended December 31, 2013, 2012 and 2011.

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2013	2012
Long term deferred rent	$2,952	$2,703
Accrued legal	1,351	1,826
Other	68	—

	$4,371	$4,529

5.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS that were issued in settlement of restricted stock and SARs awards which were redeemed by MMREIS upon the termination of employment by these former shareholders (“the Notes”), and had been previously assumed by MMC were transferred to the Company.

The unsecured notes payable for repurchase of restricted stock bears interest at 5% with annual principal and interest installments payable until April 14, 2020, when the remaining principal balance will be due in full. The unsecured notes payable for repurchase of outstanding SARs also bear interest at 5%, with annual principal and interest installments payable until April 14, 2020, when the remaining principal balance will be due in full.

Subsequent to the IPO, interest payable and interest expense associated with the Notes is recorded in accounts payable and accrued expenses and selling, general and administrative expenses, respectively. As of December 31, 2013, accrued interest expense pertaining to the Notes was $0.4 million and was recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Of this amount, $0.1 million was recorded in selling, general and administrative expenses and the remaining $0.3 million pertaining to accrued interest expense prior to the IPO date of October 31, 2013 was recorded in additional paid-in capital in the accompanying statements of stockholders’ equity.

As of December 31, 2013, the future minimum principal payments for the Notes for restricted stock and SARs were as follows (in thousands):

2014	$851
2015	894
2016	939
2017	985
2018	1,035
Thereafter	7,651

$12,355

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

6.	Related-Party Transactions

Amounts due from (to) affiliates consisted of the following (in thousands):

	December 31,
	2013	2012
Cash sweep receivable from MMC	$—	$71,905
Taxes payable to MMC	—	(11,133)
General and administrative expenses payable to MMC	—	(383)

	$—	$60,389

Prior to June 30, 2013, the majority of the cash generated and used in MMREIS’s operations was held in bank accounts with one financial institution that were included in a sweep arrangement with MMC. Pursuant to a treasury management service agreement with that financial institution, the cash was swept daily into MMC’s money market account. MMREIS collected interest income from MMC at the same interest rate as MMC earned on the money market account. Historically, other than for a 2-week period around MMC’s March 31 fiscal year end, the MMREIS had a receivable from MMC for the cash that was swept. When the sweep arrangement was not in effect, during the week before and the week after March 31, MMREIS’s cash balances remained in MMREIS’s bank accounts. As of June 30, 2013, the sweep arrangement with MMC was permanently terminated. MMREIS earned interest income from MMC of $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, pertaining to the sweep arrangement.

MMC has a credit agreement under which, MMREIS, along with many other entities controlled by MMC, was a guarantor. The credit agreement is comprised of two components, a line of credit and a term loan which matures on December 26, 2015 and June 1, 2019, respectively. There were certain covenants that MMREIS was required to comply with, such as providing an annual audit report, and quarterly financial statements. MMREIS was required to satisfy the outstanding obligation upon an event of default as defined in the credit agreement. Under the terms of the guarantee, there was not a specific allocation of liability related to MMREIS as all guarantors would be combined for paying specific claims. MMREIS’s guarantee for each component of the credit agreement expired on the respective maturity date. The maximum amount of future payments that MMREIS could have been required to make under the guarantee as of December 31, 2012 was equal to the amount outstanding of $49.7 million ($30.7 million outstanding on the line of credit and $19.0 million advanced under the term loan component of the line). At December 31, 2012, MMC was in compliance with all debt covenants under the terms of the line of credit agreement. MMREIS was released from the guaranty effective November 5, 2013 in connection with the Spin-Off and the completion of the IPO.

Shared services arrangement

Under a shared services arrangement with MMC, MMC provided services to MMREIS. During the years ended December 31, 2013, 2012 and 2011, MMREIS incurred $0.6 million, $0.8 million and $0.9 million, respectively, to MMC pursuant to this arrangement.

Amounts representing health insurance premiums incurred by MMC on behalf of MMREIS during the years ended December 31, 2013, 2012, and 2011 were $3.2 million, $3.5 million and $2.8 million, respectively. Such expenses, paid by MMC on behalf of MMREIS, were allocated based on individual employee coverage costs.

During the years ended December 31, 2013, 2012 and 2011, MMC incurred $0.5 million, $0.5 million and $0.8 million, respectively, in other general and administrative expenses on behalf of MMREIS. Expenses incurred by MMC, such as rent, corporate compensation, and other corporate costs, are allocated on a pro rata basis.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Transition services

In connection with the IPO, the shared services arrangement with MMC was replaced by a Transition Services Agreement between the Company and MMC that became effective on October 31, 2013. In accordance with the Transition Services Agreement, MMC will continue to provide certain services to the Company for a limited period of time, including, but not limited to, the sharing of costs relating to certain insurance coverage and health plans, legal services and information technology management. During the year ended December 31, 2013, the Company incurred $0.8 million (of this amount, $0.7 million was incurred for reimbursement to MMC for health insurance premiums), pursuant to the Transition Services Agreement, which is included in selling, general, and administrative expense in the accompanying consolidated statements of income. Of this amount, $0.5 million was accrued as of December 31, 2013 in accounts payable and other accrued expenses – related party in the accompanying consolidated balance sheets.

Following the IPO, Mr. Marcus, the Company’s Founder and Co-Chairman, continues to own indirectly approximately 67.0% of the Company’s fully diluted shares, including shares to be issued upon settlement of vested DSUs. See Note 8 – “Stock-Based Compensation Plans” for additional information on DSUs.

Financing and brokerage services with the subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. MMREIS has performed financing and brokerage services related to these transactions with the subsidiaries of MMC. Financing and brokerage service revenue from these transactions with the subsidiaries of MMC for the years ended December 31, 2013, 2012, and 2011, totaled $0.7 million $1.1 million and $0.8 million, respectively. MMREIS commission expense for these transactions totaled $0.4 million, $0.7 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Operating lease with MMC

MMREIS has an operating lease with MMC for an office located in Palo Alto, California. The lease expires April 30, 2015. Following the IPO, the Company still has the operating lease. Rent expense for this office totaled $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Employee notes receivable

MMREIS issues loans to employees and concurrently recognizes an employee notes receivable. At December 31, 2013 and 2012, the aggregate principal amount outstanding was $0.4 million and $1.2 million, respectively which is included in employee notes receivable in the consolidated balance sheets.

7.	Stockholders’ Equity

Prior to IPO

Prior to the IPO, MMREIS had issued and outstanding 1,000 shares of Series A Redeemable Preferred Stock (Series A Preferred) and 234,489 shares of common stock. Terms of the Series A Preferred were as follows:

Liquidation Preference

In the event of voluntary or involuntary liquidation, the Series A Preferred stockholders were entitled to be paid, before any payment was to be made in respect of MMREIS’s common stock, an amount equal to $10 per share of Series A Preferred plus all accrued but unpaid dividends for each share of Series A Preferred. If, upon

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

liquidation, the assets of MMREIS available for distribution to its stockholders were insufficient to pay the holders of Series A Preferred, the entire remaining assets of MMREIS available for distribution would have been distributed ratably among the holders of the Series A Preferred in proportion to the full amount to which they would have otherwise been respectively entitled.

After the payment or setting apart for payment to the holders of the Series A Preferred, the remaining assets and funds of MMREIS available for distribution to the stockholders would have been distributed among the holders of common stock pro rata on the basis of the number of shares of common stock then outstanding.

Redemption

MMREIS was permitted to redeem any or all shares of Series A Preferred by paying an amount equal to $10 per share plus all declared and unpaid dividends with respect to such shares at the redemption date. Series A Preferred shares were not convertible into common stock.

Voting Rights

The Series A Preferred stockholders did not have voting rights.

Dividends

Prior to the IPO, MMREIS distributed substantially all of its net income to MMC in the form of cash dividends. The stockholders of Series A Preferred were entitled to receive dividends, payable in preference and priority to any distribution on common stock, at a rate determined by the Board of Directors, when and as declared by the Board of Directors. The right to dividends on the Series A Preferred was not cumulative, and no right accrued to the holders of Series A Preferred by reason of the fact that dividends on such shares were not declared and paid in any prior year, nor are any undeclared or unpaid dividends entitled to bear or accrue interest. No dividends were paid with respect to common stock unless Series A Preferred stockholders received a dividend return in such year in the amount of $10 for each outstanding share of Series A Preferred. To the extent that dividends were declared on any common share, a dividend in an equal amount was to be paid on each outstanding share of Series A Preferred.

Total preferred dividends declared and paid for the twelve months ended December 31, 2013, 2012 and 2011 were $37.7 million, $30.8 million and $16.5 million, respectively. No dividends were declared for common stock for the twelve months ended December 31, 2013, 2012 and 2011.

IPO

On November 5, 2013, the Company completed its IPO of 6,900,000 shares of common stock at a price to the public of $12.00 per share. The Company’s shares are traded on the New York Stock Exchange. The Company sold 4,173,413 shares of common stock in the IPO, including 900,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares. Selling stockholders sold an aggregate of 2,726,587 shares in the IPO at the same price to the public. The Company did not receive any of the proceeds from the sale of such shares by the selling stockholders. The Company received proceeds from its IPO of $42.3 million, including the underwriters’ full exercise of their option to purchase additional shares and after deducting the underwriting discounts and commissions of $3.5 million and IPO related expenses of $4.3 million.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Common Stock

On October 30, 2013 and prior to completion of the Company’s IPO, MMC and the other stockholders of MMREIS contributed all of the 1,000 issued and outstanding shares of Series A Preferred, $10.00 par value and 234,489 issued and outstanding shares of MMREIS common stock, $1.00 par value, in exchange for 32,357,901 shares of Marcus & Millichap common stock, $0.0001 par value. The 234,489 issued and outstanding shares of MMREIS common stock included 28,749 shares owned by MMREIS managing directors.

As of December 31, 2013, there were 36,600,897 shares of common stock, $0.0001 par value, issued and outstanding. The issued and outstanding common stock as of December 31, 2013 includes 32,357,901 shares of common stock discussed above, 4,173,413 shares of common stock sold in the IPO, 39,583 shares of fully vested unrestricted common stock issued to certain individuals in connection with the IPO and 30,000 restricted stock issued to the non-employee directors.

Following the IPO, the Company does not intend to pay a regular dividend. The Company will evaluate its dividend policy in the future. Any declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the board of directors and will depend on many factors, including the Company’s financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the board of directors deems relevant.

Preferred Stock

Following the IPO, the Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2013, there were no preferred shares issued or outstanding.

Deemed Capital Contribution (Distribution) from MMC

Deemed capital contribution (distribution) from MMC in additional paid in capital consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Deemed capital contribution from MMC (prior to IPO)	$2,655	$4,209	$1,610
Deferred taxes assets, net	26,572	—	—
SARs liability	(19,970)	—	—
Notes payable to former stockholders	(12,230)	—	—
Interest expense related to notes payable to former stockholders	(318)	—	—

	$(3,291)	$4,209	$1,610

Deemed capital contribution from MMC (prior to IPO) related to compensation cost for unvested restricted stock and SARs, net of applicable taxes.

In conjunction with the IPO and the termination of the tax-sharing agreement between MMREIS and MMC, certain liabilities and legal obligations of MMREIS that had been previously assumed by MMC were transferred back to MMREIS as non-cash deemed contributions (distributions) from MMC. Such liabilities and legal obligations included (i) the assumption of a liability of $20.0 million related to amounts frozen under the SARs program based on a frozen value calculated as of March 31, 2013; (ii) the assumption of a liability of $12.2 million related to notes payable to certain former stockholders of MMREIS in settlement of SARs and restricted

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

stock awards which were redeemed by MMREIS upon the termination of employment by these former stockholders; (iii) the assumption of a liability of approximately $0.3 million related to interest payable associated with notes payable to former stockholders. See Note 5 – “Notes Payable” for additional information; and (iv) deferred tax assets, net totaling $26.6 million using an effective tax rate of 40.0% primarily pertaining to these and other items in connection with IPO. See Note 9 – “Income Taxes” for additional information.

Accumulated Other Comprehensive Income

The Company did not have other comprehensive income for each of the years ended December 31, 2013, 2012 and 2011.

8.	Stock-Based Compensation Plans

Prior to the IPO

Restricted Common Stock and SARs

Prior to the IPO, MMREIS granted options and SARs under a stock-based compensation award program (the “Program”). The options were exercisable into shares of unvested restricted common stock. The Program was administered by the board of directors. The board determined the terms of an award, including the amount, number of rights or shares, and vesting period, among others. Options issued generally had terms of one year or less and the restricted common stock issued upon exercise of the options generally vested over three to five years. The exercise price of the options was based upon a formula equivalent to the net book value of common stock as of the end of the fiscal year immediately preceding the date of issuance. MMREIS had not formally reserved any shares of its common stock for future stock awards under the Program.

During the years ended December 31, 2013, 2012 and 2011 employees of MMREIS exercised stock options through the issuance of notes receivable. Cash payments on notes receivable were presented as an increase in consolidated stockholders’ equity. Such notes bore interest at a rate of 5% or 6% per annum and were due in defined installments on various remaining dates through April 15, 2016, which was consistent with the vesting periods of the restricted common stock.

There were no redemptions or cancelations of stock options during the years ended December 31, 2013 or 2012.

The following is a summary of MMREIS’s stock option activity:

	Year Ended December 31,
	2013		2012		2011
	Shares Under Options	Weighted- Average Exercise Price	Shares Under Options	Weighted- Average Exercise Price	Shares Under Options	Weighted- Average Exercise Price
Options outstanding at beginning of year:	750	$28.86	3,500	$25.67	3,025	$25.25
Granted	—	—	750	28.86	6,937	25.47
Exercised	(750)	28.86	(3,500)	25.67	(6,462)	25.27

Options outstanding at end of year	—	$—	750	$28.86	3,500	$25.67

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The following is a summary of MMREIS’s restricted common stock activity:

	Year Ended December 31,
	2013		2012		2011
	Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Stock	Weighted- Average Grant Date Fair Value
Restricted common stock outstanding at beginning of year:	27,999	$23.67	24,499	$23.36	28,447	$20.95
Issued upon exercise of stock options	750	28.86	3,500	25.87	6,462	25.28
Canceled	—	—	—	—	(1,866)	23.07
Repurchased	—	—	—	—	(8,544)	15.40
Exchange of common stock	(28,749)	—	—	—	—	—

Restricted common stock outstanding at end of year	—	$—	27,999	$23.67	24,499	$23.36

Restricted common stock vested at end of year	28,749		22,682		18,960
Restricted common stock unvested at end of year	—		5,317		5,539

Refer to Note 7 – “Stockholders’ Equity” for additional information on the exchange of common stock.

The following is a summary of MMREIS’s SARs activity:

	Year Ended December 31,
	2013	2012	2011
SARs outstanding at beginning of period:	28,733	27,983	31,456
Granted	—	750	6,937
Canceled	—	—	(1,866)
Repurchased	—	—	(8,544)

SARs outstanding at end of period	—	28,733	27,983

SARs vested at end of period	28,733	22,666	18,944

Stock-based Compensation Expense and Deemed Capital Contribution (Distribution) From MMC

Historically, MMC assumed MMREIS’s obligation with respect to any appreciation in the value of the underlying vested awards and SARs in excess of the employees’ exercise price. MMC was deemed to make a capital contribution to MMREIS’s additional paid-in capital equal to the amount of compensation expense recorded, net of the applicable taxes. Based on the tax-sharing agreement between MMREIS and MMC, the tax deduction on the compensation expense recorded by MMREIS was allocated to MMC. MMC recorded the liability related to the appreciation in the value of the underlying stock and SARs in its consolidated financial statements. To the extent of any depreciation in the value of the underlying vested awards and SARs (limited to the amount of any appreciation previously recorded from the employees’ original exercise price), compensation expense was reduced and MMC was deemed to receive a capital distribution.

The total compensation cost related to unvested stock and SARs was generally recognized over approximately four years. Restricted common stock issued upon exercise of stock options was generally vested over three to five years and stock options typically were exercised immediately for a note receivable.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The total formula-settlement value and total compensation cost related to non-vested stock and SARs are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Restricted common stock	$—	$447	$615
Rights under SARs	$—	$371	$458

In conjunction with the IPO, the vesting of all unvested restricted stock and all unvested SARs was accelerated.

The total fair value of restricted stock and SARs that vested during the years ended December 31 was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Restricted common stock	$470	$961	$471
Rights under SARs	$405	$818	$358

Amendments to Restricted Stock and SARs

The SARs were frozen at the liability amount, calculated as of March 31, 2013, which will be paid out to each participant in installments upon retirement or departure under the terms of the existing program. The Company will begin to accrue interest starting on January 1, 2014 based on the frozen SAR account balances. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of deferred stock units, or DSUs, which was fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (or otherwise all unsettled shares of stock upon termination of employment will be settled five years from the termination date). In addition, the formula settlement value of all outstanding shares of stock held by the plan participants was removed, and all such shares of stock will be subject to sales restrictions that lapse at a rate of 20% per year for five years if the participant remains employed by the Company. Additionally, in the event of death or termination of employment after reaching the age of 67, 100% of the DSUs will be settled and 100% of the shares of stock will be released from the resale restriction. Further, 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company.

The modification was accounted for as a probable-to-probable modification in accordance with ASC 718. Total compensation cost recognized at the time of the modification was equal to (i) the unrecognized portion of compensation cost associated with the original awards, and (ii) the incremental cost resulting from the modification. The incremental compensation cost from the modification was the excess of (a) the fair value of the modified awards based upon the initial public offering price of the stock, and (b) the calculated value of the awards prior to the modification based upon the formula settlement value. The fair value of the DSUs was based upon the Company’s IPO price, discounted for the sales restrictions in accordance with ASC 718. The value of the discount was determined using an independent third-party valuation. In addition, as a result of the removal of the formula settlement value, the modification of the unvested restricted stock resulted in the awards being classified as equity awards. The modification, grant of replacement awards and acceleration of vesting of restricted stock and SARs and grants of other stock-based compensation awards in conjunction with the IPO pursuant to the 2013 Omnibus Equity Incentive Plan, or the 2013 Plan, resulted in non-cash stock-based compensation charges of $30.9 million during the three months ended December 31, 2013, which are included in stock-based and other compensation in connection with the IPO on the consolidated statements of income. Following the IPO, grant of replacement awards and future equity award issuances are recorded by the Company and no longer result in a deemed capital contribution (distribution) to MMC.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Subsequent to the IPO

2013 Omnibus Equity Incentive Plan

In October 2013, the board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. The 2013 Plan, in general authorizes for the granting of incentive stock options, to employees and any subsidiary corporations’ employees, and for the granting of nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to the Company’s employees, independent contractors, directors and consultants and subsidiary corporations’ employees and consultants as selected from time to time by the Company’s board of directors at its discretion.

In connection with the approval of the 2013 Plan, the Company reserved 5,500,000 shares of common stock for the issuance of awards under the 2013 Plan. At December 31, 2013, there were 5,500,000 aggregate shares reserved for issuance and 2,310,338 shares available for grant under the Plan. The number of shares available for issuance under the 2013 Plan will increase annually on the first day of each of the years beginning with the 2015 fiscal year, by an amount equal to the least of: (i) 5,500,000 shares of the Company’s common stock; (ii) 3% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; and (iii) such other amount as the Company’s board of directors may determine.

In connection with the IPO, MMI issued the following equity awards under the 2013 Plan: (i) DSUs for an aggregate of 2,192,413 shares granted as replacement awards to the MMREIS managing directors, (ii) DSUs for 83,334 shares to be granted to the Company’s Co-chairman of board of directors (Mr. Millichap) and (iii) 30,000 shares of restricted stock to the Company’s non-employee directors, in each case, based on the IPO price of $12.00. Restricted stock awards granted to non-employee directors vest 33-1/3% per year on the first, second and third anniversary of the date of grant.

In November 2013, the Company granted an aggregate of 883,915 restricted stock units to certain employees and independent contractors. The awards vest 20% per year on the first, second, third, fourth and fifth anniversary beginning on January 2, 2015. The awards are canceled upon termination of employment.

Award Limitations

The following limits apply to any awards granted under the 2013 Plan:

•	Options and stock appreciation rights – no employee or independent contractor shall be granted within any fiscal year one or more options or stock appreciation rights, which in the aggregate cover more than 500,000 shares; provided, however, that in connection with an employee or independent contractor’s initial service as an employee or independent contractor, an employee or independent contractor’s aggregate limit may be increased by 1,000,000 shares;

•	Restricted stock and restricted stock units – no employee or independent contractor shall be granted within any fiscal year one or more awards of restricted stock or restricted stock units, which in the aggregate cover more than 500,000 shares; provided, however, that in connection with an employee or independent contractor’s initial service as an employee or independent contractor, an employee or independent contractor’s aggregate limit may be increased by 1,000,000 shares; and

•

Performance units and performance shares – no employee or independent contractor shall receive performance units or performance shares having a grant date value (assuming maximum payout) greater than $2 million dollars or covering more than 500,000 shares, whichever is greater; provided, however, that in connection with an employee or independent contractor’s initial service as an employee or independent contractor, an employee or independent contractor may receive performance units or performance shares

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

having a grant date value (assuming maximum payout) of up to an additional amount equal to $5 million dollars or covering up to 1,000,000 shares, whichever is greater. An individual may only have one award of performance units or performance shares for a performance period.

As of December 31, 2013, there were no issued or outstanding options, stock appreciation rights, performance units or performance shares awards.

Restricted Stock Units (RSUs)/Restricted Stock Awards (RSA’s)

The following table summarizes the Company’s vested and nonvested RSU and RSA activity under the 2013 Plan for the year ended December 31, 2013:

	RSA Grants to Non- employee Directors	RSU Grants to Employee	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2012	—	—	—	—	$—
Granted	30,000	313,155	570,760	913,915	14.46
Vested	—	—	—	—	—
Forfeited/canceled	—	—	—	—	—

Nonvested shares at December 31, 2013	30,000	313,155	570,760	913,915	$—

Weighted average grant date fair value per share for shares granted during the period	$12.00	$14.54	$14.54

RSUs to independent contractors pertain to grants made to the Company’s agents, which are treated as liability awards requiring remeasurement of fair value at the end of each reporting period until settlement. See Note 2 – “Accounting Policies” for additional information.

At December 31, 2013, nonvested and expected to vest RSU’s totaled 0.9 million with an intrinsic value totaling $13.6 million ($0.4 million, $8.5 million and $4.7 million attributable to RSA grants to non-employee directors, RSU grants to agents and RSU grants to employees, respectively). The RSU vesting will be settled through the issuance of new shares of common stock.

The weighted average remaining period of the nonvested restricted stock units is 4.78 years as of December 31, 2013.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Stock-Based Compensation

The following table summarizes the components of share-based compensation included in the consolidated statements of income (in thousands):

	Year Ended December 31,
	2013	2012	2011
Restricted stock and SARs (prior to IPO)	$4,679	$7,448	$2,851
Non-cash stock based compensation charge (prior to IPO)	30,886	—	—
RSAs – non-employee directors	20	—	—
RSUs – employee	88	—	—
RSUs – independent contractors	168	—	—

	$35,841	$7,448	$2,851

As of December 31, 2013, there was $12.2 million of unrecognized stock-based compensation expense of which $7.7 million is related to RSUs to agents, $4.2 million is related to RSUs to employees, and $0.3 million is related to RSAs to non-employee directors. This unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 4.78 years.

Employee Stock Purchase Plans

In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”). The 2013 ESPP Plan had 366,667 shares of common stock reserved and available for issuance at December 31, 2013. In addition, the ESPP Plan will provide for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning with the 2015 fiscal year, equal to the least of (i) 366,667 Shares, (ii) 1% of the outstanding Shares on such date, or (iii) an amount determined by the Board.

The ESPP Plan qualifies under Section 423 of the IRS Code and provides for consecutive, nonoverlapping 6-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. The first offering period is expected to begin on May 15, 2014.

Under the 2013 ESPP Plan, each eligible employee may authorize payroll deductions of up to 15% of his or her compensation to purchase shares of the Company’s common stock. A participant may purchase a maximum of 1,250 shares of common stock during each purchase period.

9.	Income Taxes

Prior to November 1, 2013, MMREIS was part of a consolidated federal income tax return and various combined and consolidated state tax returns that were filed by MMC. MMREIS and MMC had a tax-sharing agreement whereby MMREIS provided for income taxes in its consolidated statements of income using an effective tax rate of 43.5%. As part of the IPO, the tax-sharing agreement with MMC was terminated effective October 31, 2013 and as a result the tax provision for the period November 1, 2013 through December 31, 2013 is calculated under the asset and liability method. The amount derived under the tax-sharing agreement represented a receivable or obligation of MMREIS from (to) the MMC that MMREIS generally settled on a current basis.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal:
Current	$20,245	$18,866	$9,085
Deferred	(8,077)	—	—

	12,168	18,866	9,085
State:
Current	2,522	2,641	1,270
Deferred	(1,199)	—	—

	1,323	2,641	1,270
Foreign:
Current	244	—	—
Deferred	—	—	—

	244	—	—

Provision for Income Taxes	$13,735	$21,507	$10,355

Prior to November 1, 2013 all deferred tax assets and liabilities were recorded by MMC. On October 31, 2013, MMC transferred to the Company its allocable net deferred tax assets totaling $26.6 million. See Note 7 – “Stockholders’ Equity” for additional information. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 are as follows (in thousands):

Deferred Tax Assets, Net
Current:
Accrued expenses and bonuses	$5,668
Bad debt and other reserves	1,290
Deferred compensation	2,325
Stock compensation	369
Deferred rent	335
Prepaid expenses	(915)
State taxes	(389)

Current deferred tax assets, net before valuation allowance	8,683
Valuation allowance	(20)

Current deferred tax assets, net	$8,663

Non-current:
Fixed assets and leasehold improvements	$427
Litigation reserve	887
Deferred compensation	6,396
Stock compensation	19,151
Deferred rent	1,259
Net operating loss carryforwards	1,544
State taxes	(2,213)

Net non-current deferred tax assets before valuation allowance	27,451
Valuation allowance	(266)

Non-Current deferred tax assets, net	$27,185

As of December 31, 2013, the Company had state and Canadian net operating losses (NOLs) of approximately $16.2 million, which will begin to expire in 2019. Certain limitations may be placed on NOLs as a result of “changes in control” as defined in Section 382 of the Internal Revenue Code. In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of the Company’s ability to offset taxable income. In addition, the utilization of these NOLs may be subject to certain limitations under state and foreign laws.

A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax asset is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Management determined that as of December 31, 2013, $286,000 of the deferred tax assets related to NOLs do not satisfy the recognition criteria and therefore have recorded a valuation allowance for this amount.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate of 35% to income before provision for taxes as a result of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax expense at the federal statutory rate of 35%	$7,679	$17,305	$8,332
State income tax expenses, net of federal benefit	985	2,423	1,165
Permanent difference related to compensation charges	3,445	—	—
Other	361	8	180
Differences due to tax-sharing rate	1,265	1,771	678

Provision for income taxes	$13,735	$21,507	$10,355

As of December 31, 2013, the Company has no liabilities for unrecognized tax benefits. In the event of unrecognized tax benefits, the Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. At December 31, 2013, the Company had not recognized any interest or penalties in its consolidated statements of income or balance sheets.

The Company is subject to tax in various jurisdictions and, as a matter or ordinary course, the Company is subject to tax examinations by the federal, state and foreign taxing authorities of for the tax years 2009 to 2013. The Company is not currently under examination by any taxing authorities.

The Company has not provided for U.S. taxes on undistributed earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit.

10.	Retirement Plans

The Company participates in a defined contribution plan (the Contribution Plan), provided by MMC under Section 401(k) of the Internal Revenue Code, for all eligible employees of MMREIS who have completed one month of service and have reached age 21. Once eligibility requirements have been met, for purposes of salary deferrals, the entry date to the Contribution Plan will be the first day of the plan year quarter coinciding with or next following the date the employee satisfies the eligibility requirements. The Contribution Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Participants may contribute up to 100% of their annual eligible compensation, with a maximum contribution of $17,500, $17,000 and $16,500 for 2013, 2012 and 2011. An additional $5,500 contribution is allowed for participants age 50 or older. MMREIS makes matching contributions equal to 50% up to 4% of both deferred and after-tax salary contributions, up to a maximum of $4,000 per eligible employee per year. Contributions totaled $0.3 million for the year ended December 31, 2013 and no contributions were made for the years ended December 31, 2012 and 2011. Participants are entitled to retirement benefits at age 59 1⁄2. Effective January 2014, MMI will have its own defined contribution plan under the same terms.

11.	Earnings Per Share

Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013. See Note 2 – “Accounting Policies” for additional information.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share subsequent to the IPO for the period ended December 31, 2013 (in thousands, except per share data):

Period Ended December 31, 2013
Numerator:
Net income attributable to Marcus &Millichap, Inc. subsequent to IPO on October 31, 2013	$9,251

Denominator:
Weighted average common shares outstanding (1)	38,787
Effect of dilutive securities:
Add: RSUs and RSAs	28

Dilutive potential common shares	38,815

Basic earnings per common share	$0.24

Diluted earnings per common share	$0.24

(1)	Includes DSUs of 2.2 million shares, which are considered contingently issuable shares and are included in weighted average common shares outstanding in accordance with ASC 260. DSUs were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (or otherwise all unsettled shares of stock upon termination of employment will be settled five years from the termination date). Note 8 – “Stock-based Compensation Plans” for additional information.

As discussed in Note 7 – “Stockholders Equity” above, following the IPO, the Company does not intend to pay a regular dividend. Accordingly, an adjustment to the numerator for basic and diluted earnings per common share presentation related to certain of the Company’s restricted stock awards that are considered participating securities was not necessary.

12.	Commitments and Contingencies

Rental expense was $15.7 million, $14.5 million and $15.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Rental expense is included in selling, general, and administrative expense in the accompanying consolidated statements of income.

As of December 31, 2013, the future minimum lease payments under non-cancelable operating leases for office facilities and automobiles with terms in excess of one year are as follows (in thousands):

2014	$12,668
2015	10,977
2016	7,691
2017	4,674
2018	2,984
Thereafter	1,843

$40,837

Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses.

The Company subleases certain office space to subtenants. The rental income received from these subleases is included as a reduction of rental expense.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonable estimable, it will record a liability. The Company has determined that it does not have a potential liability related to any legal proceedings or claims that would individually or in the aggregate materially adversely affect its financial conditions or operating results.

13.	Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	Dec. 31 2013 (1)	Sep. 30 2013	Jun. 30 2013	Mar. 31 2013	Dec. 31 2012	Sep. 30 2012	Jun. 30 2012	Mar. 31 2012
	(in thousands, except per share data)
Consolidated Financial Statement Data:
Total revenues	$149,101	$111,953	$105,471	$69,370	$147,638	$91,228	$84,181	$62,669
Cost of services	94,242	67,718	61,456	41,221	91,345	54,194	48,764	35,945
Operating (loss) income	(8,165)	12,625	14,169	2,657	22,967	11,295	11,062	3,684
Net (loss) income	(8,716)	7,275	8,009	1,638	13,038	6,405	6,250	2,241
Net (loss) income attributable to MMREIS prior to IPO on October 31, 2013	(17,967)	7,275	8,009	1,638	13,038	6,405	6,250	2,241

Net income attributable to Marcus & Millichap, Inc. subsequent to IPO on October 31, 2013	$9,251	$—	$—	$—	$—	$—	$—	$—

Earnings per share (2):
Basic	$0.24
Diluted	$0.24

(1)	The three months ended December 31, 2013 include non-cash stock-based and other compensation charges of $31.3 million. See Note 8 – “Stock-Based Compensation Plans” for additional information.
(2)	Earnings per share information are presented for periods subsequent to the IPO on October 31, 2013. See Note 11 – “Earnings Per Share” for additional information.

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report with respect to the quarter ended September 30, 2013 on Form 10-Q filed on November 22, 2013).

3.2	Amended and Restated Bylaws of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report with respect to the quarter ended September 30, 2013 on Form 10-Q filed on November 22, 2013).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.1	Form of Contribution Agreement by and among Marcus & Millichap, Inc., Marcus & Millichap Company, and certain other shareholders of Marcus & Millichap Real Estate Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.2	Form of Debt-for-Equity Exchange Agreement by and among Marcus & Millichap Company, George M. Marcus, William A. Millichap, The Donald and Beverly Lorenz Living Trust, and Lorenz Capital Assets, L.P., and with respect to certain sections therein, Marcus & Millichap, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.3	Separation and Distribution Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.4	Tax Matters Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.5	Transition Services Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.6†	President and Chief Executive Officer Employment Agreement by and between Marcus & Millichap Real Estate Investment Services, Inc. and John J. Kerin, dated July 1, 2010. (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.7†	Form of Indemnification Agreement between Marcus & Millichap, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.8†	2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.9†	Form of Deferred Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.10†	Form of Stock Option Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

Number	Description

10.11†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.12†	Form of Restricted Stock Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.13†	Form of Amendment, Restatement and Freezing of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.14†	Form of Amendment, Restatement and Freezing of Stock Appreciation Rights Agreement (Section 409A grandfathered) (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.15†	Form of Sale Restriction Agreement (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.16†	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 28, 2013).

10.17†*	Amendment to Exhibit A to Employment Agreement dated July 1, 2010, by and between John J. Kerin and Marcus & Millichap, Inc. dated as of March 19, 2014.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL (Extensible Business Reporting Language) related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.