Form 10-Q
period 2014-03-31
Marcus & Millichap, Inc.
filed 2014-05-15
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of common stock, par value $0.001 per share, of the registrant issued outstanding as of May 9, 2014 was 36,623,781 shares.

MARCUS & MILLICHAP, INC.

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except share amounts)

	March 31, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$83,298	$100,952
Commissions receivable, net of allowance for doubtful accounts of $81 and $99 at March 31, 2014 and December 31, 2013, respectively	3,309	4,115
Employee notes receivable	221	229
Prepaid expenses and other current assets	4,499	5,204
Deferred tax assets, net	7,494	8,663

Total current assets	98,821	119,163
Prepaid rent	4,401	4,999
Investments held in rabbi trust account	4,134	4,067
Property and equipment, net of accumulated depreciation of $19,714 and $19,412 at March 31, 2014 and December 31, 2013, respectively	8,537	8,560
Employee notes receivable	189	189
Deferred tax assets, net	27,040	27,185
Other assets	3,040	3,146

Total assets	$146,162	$167,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,180	$6,911
Accounts payable and accrued expenses – related party	433	506
Income tax payable	3,296	6,459
Notes payable to former stockholders	891	851
Commissions payable	11,358	25,086
Accrued employee expenses	7,460	16,947

Total current liabilities	31,618	56,760
Deferred compensation and commissions	29,010	32,177
Notes payable to former stockholders	11,464	11,504
Other liabilities	4,032	4,371

Total liabilities	76,124	104,812

Stockholders’ equity:
Preferred stock, $0.0001 par value:	—	—
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2014 and December 31, 2013, respectively
Common Stock $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 36,600,897 at March 31, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	71,162	70,445
Stock notes receivable from employees	(13)	(13)
Accumulated deficit	(1,157)	(7,939)
Accumulated other comprehensive income	42	—

Total stockholders’ equity	70,038	62,497

Total liabilities and stockholders’ equity	$146,162	$167,309

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Real estate brokerage commissions	$104,748	$61,198
Financing fees	6,100	5,014
Other revenues	3,742	3,158

Total revenues	114,590	69,370
Operating expenses:
Cost of services	68,396	41,221
Selling, general, and administrative expense	33,357	24,732
Depreciation and amortization expense	775	760

Total operating expenses	102,528	66,713

Operating income	12,062	2,657
Other (expense) income, net	(61)	242
Interest expense	(404)	—

Income before provision for income taxes	11,597	2,899
Provision for income taxes	4,815	1,261

Net income	6,782	1,638

Other comprehensive income:
Foreign currency translation gain, net of tax of $30 and $0 for the three months ended March 31, 2014 and 2013, respectively	42	—

Total other comprehensive income	42	—

Comprehensive income	$6,824	$1,638

Earnings per share (1):
Basic	$0.17	—
Diluted	$0.17	—

Weighted average common shares outstanding(1):
Basic	38,847	—
Diluted	38,907	—

(1)	Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013. See Note 10 – “Earning Per Share.”

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(dollar amounts in thousands, except share amounts)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	—	$—	36,600,897	$4	$70,445	$(13)	$(7,939)	—	$62,497
Net income	—	—	—	—	—	—	6,782	—	6,782
Stock-based compensation.	—	—	—	—	717	—	—	—	717
Foreign currency translation gain, net of tax of $30	—	—	—	—	—	—	—	42	42

Balance as of March 31, 2014	—	$—	36,600,897	$4	$71,162	$(13)	$(1,157)	$42	$70,038

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$6,782	$1,638
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	775	760
(Recoveries) provision for bad debt expense	(4)	37
Stock-based compensation	717	246
Deferred taxes, net	1,314	—
Other non-cash items	64	(30)
Changes in operating assets and liabilities:
Commissions receivable	824	2,355
Prepaid expenses and other current assets	705	1,460
Prepaid rent	598	(1,137)
Investments in rabbi trust account	(67)	(162)
Other assets	91	189
Due from affiliates	—	52,929
Accounts payable and accrued expenses	1,071	(10,279)
Accounts payable and accrued expenses – related party	(73)	—
Income tax payable	(3,163)	—
Commissions payable	(13,728)	(11,316)
Accrued employee expenses	(9,487)	998
Deferred compensation and commissions	(3,167)	(2,084)
Other liabilities	(328)	(98)

Net cash (used in) provided by operating activities	(17,076)	35,506
Cash flows from investing activities
Payments received on employee notes receivable	56	150
Issuances of employee notes receivable	(48)	(137)
Purchase of property and equipment	(575)	(1,263)
Proceeds from sale of property and equipment	—	32

Net cash used in investing activities	(567)	(1,218)
Cash flows from financing activities
Payments on obligations under capital leases	(11)	(8)
Payments received of stock notes receivable from employees	—	45

Net cash (used in) provided by financing activities	(11)	37

Net (decrease) increase in cash and cash equivalents	(17,654)	34,325
Cash and cash equivalents at beginning of period	100,952	3,107

Cash and cash equivalents at end of period	$83,298	$37,432

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental disclosures of cash flow information
Interest paid during the period	$1	$—

Income taxes paid (paid to Marcus & Millichap Company in 2013)	$6,694	$11,640

Supplemental disclosures of noncash investing and financing activities
Property and equipment included in accounts payable and accrued expenses	$198	—

Issuance of restricted stock for notes receivable	$—	21

Deemed capital contribution from Marcus & Millichap Company	$—	$246

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business, basis of presentation, recent accounting pronouncements and accounting policies

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. MMI operates 76 offices in the United States and Canada through its two wholly owned subsidiaries, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”) and Marcus & Millichap Capital Corporation (“MMCC”).

Reorganization and Initial Public Offering

MMI was formed in June 2013 in preparation for Marcus & Millichap Company (“MMC”) to spin-off its majority owned subsidiary, MMREIS (“Spin-Off”). Prior to the initial public offering (“IPO”) of MMI stock on October 30, 2013, all of the preferred and common stockholders of MMREIS (including MMC and officers and employees of MMREIS) contributed all of their outstanding shares to the Company, in exchange for MMI offering common stock, and MMREIS became MMI’s wholly-owned subsidiary. Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness of MMC.

Prior to the Spin-Off, MMI and MMREIS were affiliates under common control, and the assets and liabilities of MMREIS were recorded at carryover basis at the Spin-Off date. The historical financial statements of MMREIS, as the Company’s predecessor, have been presented as the historical financial statements of the Company for all periods prior to the Spin-Off from the beginning of the earliest period presented.

On November 5, 2013, MMI completed its Initial Public Offering (“IPO”) of 6,900,000 shares of common stock at a price to the public of $12.00 per share. See Note 7 – “Stockholders’ Equity” for additional information.

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10–Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed on March 21, 2014, with the SEC. The results of the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014, or for other interim periods or future years.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and commissions receivable. Cash is placed with high-credit quality financial institutions. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. The Company historically has not experienced any losses in its cash and cash equivalents. The Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection. As of March 31, 2014 and December 31, 2013, no individual accounted for 10% or more of commissions receivable.

The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. For the three months ended March 31, 2014 and 2013, no individual customer represented 10% or more of total revenues.

The Company performs ongoing credit evaluations of its customers and debtors and requires collateral on a case-by-case basis.

Recent Accounting Pronouncements

There are no recently issued accounting standards which are not yet effective that the Company believes would materially impact its condensed consolidated financial statements.

2.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Computer software and hardware equipment	$8,420	$8,442
Furniture, fixtures, and equipment	19,831	19,530
Less accumulated depreciation and amortization	(19,714)	(19,412)

	$8,537	$8,560

The cost and accumulated depreciation of assets subject to capital leases is recorded in furniture, fixtures and equipment and was not material as of March 31, 2014 and December 31, 2013, respectively.

Payments for certain improvements to the Company’s leased office space are recorded as prepaid rent. Amortization of prepaid rent is recorded using the straight-line method over the shorter of the estimated economic life or lease term as a charge to rent expense.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Selected Balance Sheet Data

Commissions Receivable, Net

Commissions receivable, net consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Commissions due from buyer/seller	$2,296	$3,241
Due from independent contractors (1)	1,094	973
Less allowance for doubtful accounts	(81)	(99)

	$3,309	$4,115

(1)	The Company’s sales and financing professionals.

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	March 31, 2014	March 31, 2013
Balance at beginning of period	$(99)	$(129)
Recoveries (provision) for losses on commissions receivable	18	—
Write-off of uncollectible commissions receivable	—	—

Balance at end of period	$(81)	$(129)

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Commission notes receivable	$27	$82
Due from independent contractors (1)	511	566
Security deposits	1,052	1,126
Other	1,450	1,372

	$3,040	$3,146

(1)	The Company’s sales and financing professionals.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
SARs liability	$20,221	$19,970
Commissions payable	5,136	8,623
Deferred compensation liability	3,653	3,584

	$29,010	$32,177

SARs Liability

Prior to the IPO, certain current employees of MMI were granted stock appreciation rights (“SARs”) under a stock-based compensation program assumed by MMC (“Program”). The SARs agreements were revised and the MMC liability of $20.0 million for the SARs was frozen at March 31, 2013, and was ultimately transferred to MMI through a capital contribution. The SARs liability will be settled with each participant in installments upon retirement or departure. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rate at March 31, 2014 was 5.03%, and MMI recorded interest expense related to this liability of $0.2 million for the three months ended March 31, 2014.

Commissions Payable

Certain investment sales professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. These commissions are recognized as cost of services in the period in which they are earned. The Company has the ability to defer payment of certain commissions, at its election, for up to three years. Commissions payable that are not expected to be paid within twelve months are classified as long-term liabilities in the accompanying condensed consolidated balance sheets.

Deferred Compensation Liability

A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. The Company chose to fund the Deferred Compensation Plan through variable life insurance policies purchased for the participants’ benefit. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in investments held in rabbi trust account caption in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time all or a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate amount credited to the Deferred Compensation Plan’s participants’ accounts.

The net change in the carrying value of the investment assets and the related obligation are recorded in other income, net and selling, general, and administrative expense, respectively in the condensed consolidated statements of net and comprehensive income and were not material during the three months ended March 31, 2014 and 2013.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Liabilities

Other liabilities consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Long term deferred rent	$2,650	$2,952
Accrued legal	1,351	1,351
Other	31	68

	$4,032	$4,371

4.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS that were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by these former stockholders (“the Notes”), and had been previously assumed by MMC, were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments payable until April 14, 2020, when the remaining principal balance will be due in full. Accrued interest expense pertaining to the Notes was $0.6 million and $0.4 million as of March 31, 2014 and December 31, 2013, respectively and was recorded in accounts payable and accrued expenses caption in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2014, interest expense in the amount of $0.2 million was recorded in the accompanying condensed consolidated statements of net and comprehensive income.

5.	Related-Party Transactions

Shared and Transition Services

Under the shared services arrangement with MMC, MMREIS was charged, during the three months March 31, 2013, $0.8 million for reimbursement of health insurance premiums, $0.3 million for general and administrative expenses and $0.2 million in shared services.

In connection with the IPO, the shared services arrangement with MMC was replaced by a Transition Services Agreement between the Company and MMC that became effective on October 31, 2013 whereby MMC provides certain services to the Company for a limited period of time. During the three months ended March 31, 2014, $1.0 million was incurred for reimbursement to MMC for health insurance premiums and $0.1 million for other costs, which are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. As of March 31, 2014 and December 31, 2013, $0.4 million and $0.5 million, respectively, remains unpaid and included in accounts payable and other accrued expenses – related party in the accompanying condensed consolidated balance sheets.

Financing and Brokerage Services with the Subsidiaries of MMC

MMREIS has performed financing and brokerage services related to transactions of subsidiaries of MMC. For the three months ended March 31, 2014 and 2013, MMREIS recorded real estate brokerage commissions and financing fees of $60,000 and $0.4 million, respectively, and cost of services of $36,000 and $0.2 million, respectively.

Operating Lease with MMC

The Company has an operating lease with MMC for an office located in Palo Alto, California. The lease expires April 30, 2015. Rent expense for this office totaled $0.1 million for the three months ended March 31, 2014 and 2013, respectively which is included in selling, general, and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Other

Following the IPO, Mr. Marcus, the Company’s founder and Co-Chairman, continues to own indirectly approximately 67.0% of the Company’s fully diluted shares, including shares to be issued upon settlement of vested deferred stock units, or DSUs.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to its termination on June 30, 2013, the Company was subject to a cash sweep arrangement with MMC. Under the arrangement, the Company’s cash was swept daily into an MMC money market account. The Company received interest on the balances held in the sweep accounts. The Company earned interest of $0.2 million on the balances for the three months ended March 31, 2013.

The Company, from time-to-time makes advances to employees. At March 31, 2014 and December 31, 2013, the aggregate principal amount for employee loans outstanding was $0.4 million which is included in employee notes receivable in the accompanying condensed consolidated balance sheets.

6.	Fair Value Measurements

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

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, commissions receivable, net, accounts payable and accrued expenses and commissions payable, are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms, that approximate current market terms and these financial instruments are considered to be in the Level 1 classification.

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

7.	Stockholders’ Equity

Common Stock

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014 and December 31, 2013, there were 36,600,897 shares of common stock, $0.0001 par value, issued and outstanding, including 30,000 restricted stock awards issued to the non-employee directors with a three year vesting term subject to service requirements.

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

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2014 and December 31, 2013, there were no preferred shares issued or outstanding.

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

During the three months ended March 31, 2013, employees of MMREIS exercised 750 stock options through the issuance of notes receivable. Cash payments on notes receivable were presented as an increase in consolidated stockholders’ equity. Such notes bore interest at a rate of 5% or 6% per annum and were due in defined installments on various remaining dates through April 15, 2016, which was consistent with the vesting periods of the restricted common stock.

There were no redemptions or cancelations of stock options during the three months ended March 31, 2013.

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

The total compensation cost related to unvested stock and SARs was generally recognized over approximately four years. Restricted common stock issued upon exercise of stock options generally vested over three to five years, and stock options typically were exercised immediately for a note receivable.

In conjunction with the IPO, the vesting of all unvested restricted stock and all unvested SARs was accelerated. Following the IPO, future equity award issuances are recorded by the Company.

During the three months ended March 31, 2013, total stock based compensation expense was $0.4 million.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amendments to Restricted Stock and SARs

The SARs were frozen at the liability amount, calculated as of March 31, 2013, which will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. See Note 3-“Selected Balance Sheet Data” for additional information. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (or otherwise all unsettled shares of stock upon termination of employment will be settled five years from the termination date). In addition, the formula settlement value of all outstanding shares of stock held by the plan participants was removed, and all such shares of stock are subject to sales restrictions that lapse at a rate of 20% per year for five years if the participant remains employed by the Company. Additionally, in the event of death or termination of employment after reaching the age of 67, 100% of the DSUs will be settled and 100% of the shares of stock will be released from the resale restriction. Further, 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company.

Subsequent to the IPO

2013 Omnibus Equity Incentive Plan

In October 2013, the board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. The 2013 Plan, in general authorizes for the granting of incentive stock options, to employees and any subsidiary corporations’ employees, and for the granting of nonstatutory stock options, stock appreciation rights, restricted stock awards (RSAs), restricted stock units (RSUs), performance units and performance shares to the Company’s employees, independent contractors, directors and consultants and subsidiary corporations’ employees and consultants as selected from time to time by the Company’s board of directors at its discretion.

In connection with the approval of the 2013 Plan, the Company reserved 5,500,000 shares of common stock for the issuance of awards under the 2013 Plan. At March 31, 2014, there were 2,272,250 shares available for future grants under the Plan. The number of shares available for issuance under the 2013 Plan will increase annually on the first day of each of the years beginning with the 2015 fiscal year, by an amount equal to the least of: (i) 1,100,000 shares of the Company’s common stock; (ii) 3% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; or (iii) such number of shares as the Company’s board of directors may determine.

In February 2014, the Company granted an aggregate of 38,088 RSUs to certain of its sales and financing professionals, who are exclusive independent contractors. The awards vest 20% per year on the first, second, third, fourth and fifth anniversary beginning on February 11, 2015. The awards are canceled upon termination of service.

RSUs/ RSAs

The following table summarizes the Company’s vested and nonvested RSU and RSA activity under the 2013 Plan for the three month period ended March 31, 2014 (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employee	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2013	30,000	313,155	570,760	913,915	$14.46
Granted	—	—	38,088	38,088	15.75
Forfeited/canceled	—	(5,501)	(3,438)	(8,939)	14.54

Nonvested shares at March 31, 2014	30,000	307,654	605,410	943,064	$14.51

Unrecognized stock-based compensation expense as of March 31, 2014	$312	$3,888	$10,125	$14,325	—

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RSUs granted to independent contractors are grants made to the Company’s sales and financials professionals, who are considered non-employees under ASC 718. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement.

The weighted average remaining vesting period of the non-vested RSUs and RSAs as of March 31, 2014 was 4.61 years. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 4.61 years.

As of March 31, 2014, there were 2,275,747 fully vested outstanding DSUs. See “Amendments to Restricted Stock and SARs” section above and Note 10 – “Earnings Per Share” for additional information.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation included in the condensed consolidated statements of net and comprehensive income (in thousands):

	Three Months Ended March 31,
	2014	2013
Restricted stock and SARs (prior to IPO)	$—	$436
RSAs – non-employee directors	30	—
RSUs – employees	200	—
RSUs – independent contractors	487	—

	$717	$436

Employee Stock Purchase Plan

In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”). The 2013 ESPP Plan had 366,667 shares of common stock reserved and available for issuance at March 31, 2014. In addition, the ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning with the 2015 fiscal year, equal to the least of (i) 366,667 Shares, (ii) 1% of the outstanding Shares on such date, or (iii) an amount determined by the Board.

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

The Company’s effective tax rate for the three months ended March 31, 2014, and the Company’s forecasted tax rate for 2014, is 41.5%, compared to 43.5% for the three months ended March 31, 2013. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of the effective tax rate for the full year, which is based on forecasted income by country where the Company operates, adjusted by the tax effects of items that relate discretely to the period, if any. The difference between the statutory tax rate and the Company’s effective tax rate is largely attributable to state income taxes and a full valuation allowance with respect to the Company’s Canadian operations.

Prior to November 1, 2013, MMREIS was part of a consolidated federal income tax return and various combined and consolidated state tax returns that were filed by MMC. MMREIS and MMC had a tax-sharing agreement whereby MMREIS was charged for income taxes using an effective tax rate of 43.5%. As part of the IPO, the tax-sharing agreement with MMC was terminated effective October 31, 2013. The amount determined under the tax-sharing agreement represented a receivable or obligation of MMREIS from (to) the MMC that MMREIS generally settled on a current basis.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Earnings Per Share

Earnings per share information has not been presented for periods prior to the IPO, as the holders of MMREIS Series A Redeemable Preferred Stock (issued and outstanding shares were cancelled subsequent to the IPO) were entitled to receive dividends at a rate determined by the Board of Directors, payable in preference and priority to any distribution on MMREIS common stock. Since MMREIS typically distributed its earnings to the Series A Preferred stockholders on a quarter-in-arrears basis, earnings per share information for MMREIS common stock was not meaningful.

The following table sets forth the computation of basic and diluted earnings per share for the period ended March 31, 2014 (in thousands, except per share data):

Period Ended March 31, 2014
Numerator (Basic and Diluted):
Net income	$6,782

Denominator:
Basic
Common shares issued and outstanding	36,601
Deduct: Unvested RSAs (1)	(30)
Add: Fully vested DSUs (2)	2,276

Weighted Average Common Shares Outstanding	38,847

Basic earnings per common share	$0.17

Diluted
Weighted Average Common Shares Outstanding from above	38,847
Add: Dilutive effect of RSUs and RSAs	60

Weighted Average Common Shares Outstanding	38,907

Diluted earnings per common share	$0.17

(1)	RSAs were issued and outstanding to the non-employee directors in conjunction with IPO and have a three year vesting term subject to service requirements. See Note 7 – “Stockholders’ Equity” for additional information.
(2)	DSUs of 2.3 million shares are included in weighted average common shares outstanding in accordance with ASC 260. DSUs were fully vested upon receipt and will be settled in actual stock issued at a rate of 20% per year if the participant remains employed by the Company during that period (or otherwise all unsettled shares of stock upon termination of employment will be settled five years from the termination date). See Note 8 – “Stock-Based Compensation” for additional information.

Non-participating RSUs totaling 0.6 million shares pertaining to grants to the Company’s independent contractors were excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2014 as the effects were antidilutive.

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

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with SEC on March 21, 2014, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years, based on data from CoStar and Real Capital Analytics. As of March 31, 2014 and December 31, 2013, we had more than 1,300 investment sales and financing professionals in 76 offices who provide investment brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the year ended December 31, 2013, we closed more than 6,600 sales, financing and other transactions with total volume of approximately $24.0 billion. For the three months ended March 31, 2014, we closed more than 1,600 sales, financing and other transactions with total volume of approximately $6.2 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale and fees upon the financing of commercial properties and, in addition, by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the year ended December 31, 2013, approximately 90% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 4% from other fees, including consulting and advisory services. For the three months ended March 31, 2014, approximately 92% of our revenues were generated from real estate brokerage commissions, 5% from financing fees and 3% from other fees, including consulting and advisory services.

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

Operating Segments

Management has determined that each of the Company’s offices represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial statement purposes. The Company’s financing operations also represent an individual operating segment, which does not meet the thresholds to be presented as a separate reportable segment.

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

Operating Expenses

Our operating expenses consist of cost of services, selling, general and administrative expenses and depreciation and amortization expense. The significant components of our expenses are further described below.

•	Cost of services. The majority of our cost of services expense is commission expense. Commission expenses are directly attributable to providing services to our clients for investment sales and mortgage brokerage services. Most of our transaction professionals are independent contractors and are paid commissions; however, there are some who are initially paid a salary and as such, these expenses also include employee-related compensation, employer taxes and benefits. In addition, some of our most senior investment sales professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at the Company’s election and paid at the beginning of the fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers.

•	Selling, general & administrative expenses. The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources and other administrative expenses. Also included in selling, general and administrative are expenses for non-IPO related stock-based compensation to employees and independent contractors (i.e. sales and financing professionals).

Prior to our IPO, we issued stock options and stock appreciation rights, or SARs, to key employees through a book value, stock-based compensation award program. The program gave certain employees the option to acquire unvested restricted stock and issued an equivalent number of unvested SARs, typically in exchange for a nonrecourse note receivable. Awards under the program typically vested over a three to five-year period, and could be redeemed or repurchased upon the occurrence of certain events, including termination of employment. Compensation expense was recognized over the vesting term based upon the formula settlement value of the awards. Subsequent to the IPO, we issue share-based awards to employees, non-employees and directors under the 2013 Plan. The Company values its restricted stock units and restricted stock awards based on the grant date closing price of the Company’s common stock. The awards granted to our non-employees (i.e. sales and financing professionals) require remeasurement at the end of each reporting period until settlement. The awards typically vest over a three to five-year period. The Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date.

As a result of being a public company, our costs for such items as insurance, accounting and legal advice has increased relative to our historical costs for such services. We also incurred costs which we have not previously incurred for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act and rules of the Securities and Exchange Commission and the New York Stock Exchange, and various other costs of a public company.

•	Depreciation and amortization expense. Depreciation and amortization expense consists of depreciation and amortization recorded on our property and equipment assets. Depreciation is provided over their estimated useful lives ranging from three to seven years.

Other (Expense) Income, Net

Other income primarily consists of gains or losses, net on our deferred compensation plan assets, interest income and other non-operating gains or losses.

Interest Expense

Interest expense consists of interest expense associated with SARs liability and notes payable to former stockholders. See Note 3 – “Selected Balance Sheet Data” and Note 4 – “Notes Payable to Former Stockholders” of our Notes to Condensed Consolidated Financial Statements for additional information on SARs liability and notes payable to former stockholders, respectively.

Provision for Income Taxes

From inception through the effective date of the IPO on October 31, 2013, our provision for income taxes was based on a tax-sharing agreement between us and MMC, which stipulated an effective tax rate annual rate of 43.5% and was utilized to compute the our income tax provision (benefit) and the resulting amount due (from) to MMC, which included deferred tax assets and liabilities. The tax-sharing agreement with MMC was terminated effective October 31, 2013. We now file as a stand-alone tax entity for tax purposes beginning for the period ending December 31, 2013. As a stand-alone tax entity, our taxable income is subject to the applicable U.S. federal and state and local tax rates in the jurisdictions in which the taxable income is generated. The change to a stand-alone entity for tax purposes may result in material changes to our income tax provision in future years.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2014 and 2013. The tables included in the period comparisons below provide summaries of our results of operations.

Key Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Such key metrics include the following:

	Three Months Ended March 31,
Real Estate Brokerage Commissions	2014	2013
Average Number of Sales Professionals	1,236	1,061
Average Number of Transactions per Sales Professional	1.0	0.8
Average Commission per Transaction	$88,694	$71,077
Average Transaction Size	$3,746,384	$3,406,706
Total Number of Transactions	1,181	861
Total Sales Volume (in millions)	$4,424	$2,933

	Three Months Ended March 31,
Financing Fees	2014	2013
Average Number of Financing Professionals	76	66
Average Number of Transactions per Financing Professional	3.8	3.5
Average Fee per Transaction	$21,181	$21,517
Average Transaction Size	$2,160,611	$1,943,969
Total Number of Transactions	288	233
Total Dollar Volume (in millions)	$622	$453

Comparison of Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31, 2014	Percentage of Revenue	Three Months Ended March 31, 2013	Percentage of Revenue	Total Dollar Change	Total Percentage Change
(dollars and share amounts in thousands, except per share amounts)
Revenues:
Real estate brokerage commissions	$104,748	91.4%	$61,198	88.2%	$43,550	71.2%
Financing fees	6,100	5.3	5,014	7.2	1,086	21.7
Other revenues	3,742	3.3	3,158	4.6	584	18.5

Total revenues	114,590	100.0	69,370	100.0	45,220	65.2
Operating expenses:
Cost of services	68,396	59.7	41,221	59.4	27,175	65.9
Selling, general, and administrative expense	33,357	29.1	24,732	35.7	8,625	34.9
Depreciation and amortization expense	775	0.7	760	1.1	15	2.0

Total operating expenses	102,528	89.5	66,713	96.2	35,815	53.7

Operating income	12,062	10.5	2,657	3.8	9,405	354.0
Other (expense) income, net	(61)	(0.0)	242	0.3	(303)	(125.2)
Interest expense	(404)	(0.4)	—	—	(404)	—

Income before provision for income taxes	11,597	10.1	2,899	4.2	8,698	300.0
Provision for income taxes	4,815	4.2	1,261	1.8	3,554	281.8

Net income	$6,782	5.9%	$1,638	2.4%	$5,144	314.0%

Adjusted EBITDA (1)	$13,490	11.8%	$4,054	5.8%	$9,436	232.8%

Earnings per share (2):
Basic	0.17
Diluted	0.17

Weighted average common shares outstanding (2):
Basic	38,847
Diluted	38,907

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “—Non-GAAP Financial Measure.”
(2)	Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013. See Note 10 – “Earnings Per Share” of our Notes to Condensed Consolidated Financial Statements for additional information on earnings per share.

Revenues.

Our total revenues were $114.6 million for the three months ended March 31, 2014 compared to $69.4 million for the same period in 2013, an increase of $45.2 million, or 65.2%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed 96.3% of the total increase, as well as increases in financing fees and other revenues. A portion of three months ended March 31, 2014 year-over-year growth was caused by the fears of the “fiscal cliff” which lead to abnormally low sales volumes during the three months ended March 31, 2013 as some sales were accelerated into 2012.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $104.7 million for the three months ended March 31, 2014 from $61.2 million for the same period in 2013, an increase of $43.6 million or 71.2%. The increase was primarily driven by a combination of an increase in the number of investment sales transactions (37.2%), an increase in the average commission size (24.8%) and an increase in average transaction size (10.0%) during the three months ended March 31, 2014 as compared to the same period in 2013.

•	Financing fees. Revenues from financing fees increased to $6.1 million for the three months ended March 31, 2014 from $5.0 million for the same period in 2013, an increase of $1.1 million or 21.7%. The increase was driven by an increase in the number of loan transactions (23.6%) due to an increase in the number of financing professionals combined with an increase in their productivity levels, partially offset by a decrease in average loan fees (1.6%) due in part to an increase in the proportion of fees from larger loan transactions and lower ancillary fees during the three months ended March 31, 2014 as compared to the same period in 2013.

•	Other revenues. Other revenues increased to $3.7 million for the three months ended March 31, 2014 from $3.2 million for the same period in 2013, an increase of $0.6 million or 18.5%. The increase was primarily driven by an increase in fees generated from consulting and advisory services and referral fees from other real estate brokers during three months ended March 31, 2014 as compared to the same period in 2013.

Total operating expenses.

Our total operating expenses were $102.5 million for the three months ended March 31, 2014 compared to $66.7 million for the same period in 2013, an increase of 35.8 million, or 53.7%. Expenses increased primarily due to an increase in cost of services, which is primarily commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

•	Cost of services. Cost of services for the three months ended March 31, 2014 increased approximately $27.2 million, or 65.9% to $68.4 million from $41.2 million for the same period in 2013. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percentage of total revenues remained stable at 59.7% for the three months ended March 31, 2014 compared to 59.4% for the same period in 2013.

•	Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2014 increased $8.6 million, or 34.9%, to $33.4 million from $24.7 million for the same period in 2013. The increase was primarily due to (i) a $4.0 million increase in management performance compensation driven by the increase in operating results during the three months ended March 31, 2014 as compared to the same period in 2013, (ii) a $2.0 million increase in staff salaries and related benefits expenses primarily driven by an increase in headcount in the areas of recruiting, sales force support and corporate in connection with our projected growth and with being a public company, (iii) a $1.0 million increase in legal costs and reserves and (iv) an $0.8 million increase in third party service fees primarily driven by operating as a public company.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses for the three months ended March 31, 2014 as compared to the same period in 2013.

Interest expense.

Interest expense was $0.4 million related to interest expense associated with the SARs liability and notes payable to former stockholders. There were no similar costs for the same period in 2013. See Note 3 – “Selected Balance Sheet Data” and Note 4 – “Notes Payable to Former Stockholders” of our Notes to Condensed Consolidated Financial Statements for additional information on SARs liability and notes payable to former stockholders, respectively.

Provision for income taxes.

Income tax expense totaled $4.8 million for the three months ended March 31, 2014 as compared to $1.3 million in same period in 2013, an increase of $3.6 million or 281.8%. The effective income tax rate for the three months ended March 31, 2014 was 41.5%, compared with 43.5% for the same period in 2013. The effective tax rate for the three months ended March 31, 2014 is based on our forecasted tax rate for 2014. During the three months ended March 31, 2013, our income tax expense was based on the rate specified in the tax-sharing agreement between us and MMC, which was terminated effective October 31, 2013 in conjunction with the IPO.

We calculate our provision for income taxes using an effective tax rate based on projected taxable income for the year adjusted for the effects of permanent items and discrete items. We anticipate our effective tax rate as a stand-alone tax entity to be approximately 41.5% in 2014. Deferred taxes are adjusted for significant changes in temporary items in the period in which they occur. The future effective tax rate may vary from this estimated annual effective rate due to several factors, including but not limited to, the level of state specific and foreign jurisdiction activity, future changes in tax laws, the amount of future book versus income tax items that are permanent in nature and changes, if any, in a valuation allowance as it relates to deferred tax assets.

Seasonality

Our real estate brokerage commissions and financing fees are seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first nine months of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last nine months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior sales and financing professionals. These senior sales and financing professionals are on a graduated commission schedule that resets annually in which higher commissions are paid for higher sales volumes.

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

A reconciliation of Adjusted EBITDA to the most directly comparable GAAP financial measure, net income, is as follows (in thousands):

	Three Months Ended March 31, 2014,
(in thousands)	2014	2013
Net income	$6,782	$1,638
Adjustments:
Interest income	(3)	(41)
Interest expense	(404)	—
Provision for income taxes	4,815	1,261
Depreciation and amortization	775	760
Stock-based compensation	717	436

Adjusted EBITDA	$13,490	$4,054

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand and cash flows from operations. Although we have historically funded our operations through our operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations. In addition, we may determine that obtaining debt financing to be advantageous to our business in the future.

Our total cash and cash equivalents balance decreased by $17.7 million or 17.5 % to $83.3 million at March 31, 2014, compared to $101.0 million at December 31, 2013. The following table sets forth our summary cash flows for the three months ended March 31, 2014 and 2013:

Cash Flows

	Three Months Ended March 31,
(in thousands)	2014	2013
Net cash (used in) provided by operating activities	$(17,076)	$35,506
Net cash used in investing activities	(567)	(1,218)
Net cash (used in) provided by financing activities	(11)	37

Net (decrease) increase in cash and cash equivalents	(17,654)	34,325
Cash and cash equivalents at beginning of period	100,952	3,107

Cash and cash equivalents at end of period	$83,298	$37,432

Prior to its termination on June 30, 2013, the Company was subject to a cash sweep arrangement with MMC and the change in the Company’s cash held by MMC was considered to be an operating activity. Under the arrangement, the Company’s cash was swept daily into an MMC money market account. The Company received interest on the balances held in the sweep accounts. The Company earned interest of $0.2 million on the balances for the three months ended March 31, 2013.

Operating Activities

Cash flows used in operating activities were $17.1 million for the three months ended March 31, 2014, compared to cash flows provided by operating activities of $35.5 million for the same period in 2013. Net cash (used in) provided by operating activities is driven by our net income adjusted for non-cash items and changes in net working capital. For the three months ended March 31, 2013, cash flows from operating activities were impacted positively by a decrease in due from affiliates ($52.9 million) principally as a result of the return of cash related to the cash sweep arrangement with MMC partially offset by a reduction in deferred compensation and commissions and commissions payable ($13.4 million) and accounts payable and accrued expenses ($10.3 million). For the three months ended March 31, 2014, cash flows from operating activities were primarily impacted by decreases in commissions payable ($13.7 million), accrued employee expenses ($9.5 million), deferred compensation and commissions ($3.2 million), and income tax payable ($3.2 million) due to the timing of payments of these liabilities.

Investing Activities

Cash flows used for investing activities were $0.6 million for the three months ended March 31, 2014, as compared to $1.2 million for the same period in 2013. The decrease in cash flows used for investing activities for the three months ended March 31, 2014, as compared to the same period in 2013 was primarily due to a $0.7 million decrease in cash paid for investment in information technology, computer hardware and software and furniture, fixtures and equipment.

Financing Activities

Cash flows used for financing activities were not significant for the three months ended March 31, 2014 or 2013.

We believe that our existing balances of cash and cash equivalents, and cash flows expected to be generated from our operations will be sufficient to satisfy our operating requirements for at least the next twelve months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from, among other factors, to fund acquisitions or to otherwise finance our growth or operations. In addition, our notes payable to former stockholders and SARs liability have provisions, which could accelerate repayment of outstanding principal and accrued interest and adversely impact our liquidity.

Contractual Obligations and Commitments

There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Critical Accounting Policies; Use of Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change negatively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no material changes in our critical accounting policies, as disclosed in in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 – “Description of Business, Basis of Presentation, Recent Accounting Pronouncements and Accounting Policies” of our Notes to Condensed Consolidated Financial Statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Marcus & Millichap, Inc.

Date: May 15, 2014	By:	/s/ John J. Kerin
John J. Kerin President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.17†	Amendment to Exhibit A to Employment Agreement dated July 1, 2010, by and between John J. Kerin and Marcus &Millichap, Inc. dated as of March 19, 2014 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 21, 2014, File No. 001-36155).

10.18†	Executive Short-Term Incentive Plan, dated March 13, 2014 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K for the year ended December 31, 2013, filed on March 17, 2014, File No. 001-36155).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, (ii) unaudited condensed consolidated statements of net and comprehensive income for the three months ended March 31, 2014 and 2013, (iii) unaudited condensed consolidated statements of stockholders’ equity as of March 31, 2014 and December 31, 2013, (iv) unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, and (v) notes to unaudited condensed consolidated financial statements. In accordance with Rule 406T of Regulation S-T, such electronically submitted information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.