Form 10-Q
period 2014-06-30
Marcus & Millichap, Inc.
filed 2014-08-14
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of common stock, par value $0.001 per share, of the registrant issued outstanding as of August 8, 2014 was 36,623,781 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$104,613	$100,952
Commissions and other receivables, net of allowance for doubtful accounts of $73 and $99 at June 30, 2014 and December 31, 2013, respectively	5,827	4,115
Employee notes receivable	223	229
Prepaid expenses and other current assets	6,273	5,204
Deferred tax assets, net	6,838	8,663

Total current assets	123,774	119,163
Prepaid rent	4,236	4,999
Investments held in rabbi trust	4,280	4,067
Property and equipment, net of accumulated depreciation of $20,438 and $19,412 at June 30, 2014 and December 31, 2013, respectively	8,261	8,560
Employee notes receivable	199	189
Deferred tax assets, net	27,446	27,185
Other assets	3,920	3,146

Total assets	$172,116	$167,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,330	$6,911
Accounts payable and accrued expenses – related party	74	506
Income tax payable	4,937	6,459
Notes payable to former stockholders	894	851
Commissions payable	15,017	25,086
Accrued bonuses and other employee related expenses	13,656	16,947

Total current liabilities	40,908	56,760
Deferred compensation and commissions	30,468	32,177
Notes payable to former stockholders	10,610	11,504
Other liabilities	5,350	4,371

Total liabilities	87,336	104,812

Stockholders’ equity:
Preferred stock, $0.0001 par value:	—	—
Authorized shares – 25,000,000; issued and outstanding shares – none at June 30, 2014 and December 31, 2013, respectively
Common Stock $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 36,623,781 and 36,600,897 at June 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	73,143	70,445
Stock notes receivable from employees	(9)	(13)
Retained earnings (accumulated deficit)	11,639	(7,939)
Accumulated other comprehensive income	3	—

Total stockholders’ equity	84,780	62,497

Total liabilities and stockholders’ equity	$172,116	$167,309

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Real estate brokerage commissions	$123,278	$95,765	$228,026	$156,963
Financing fees	8,384	6,874	14,484	11,888
Other revenues	2,603	2,832	6,345	5,990

Total revenues	134,265	105,471	248,855	174,841
Operating expenses:
Cost of services	79,601	61,456	147,997	102,677
Selling, general, and administrative expense	32,127	29,092	65,484	53,824
Depreciation and amortization expense	811	754	1,586	1,514

Total operating expenses	112,539	91,302	215,067	158,015

Operating income	21,726	14,169	33,788	16,826
Other income, net	330	7	269	249
Interest expense	(401)	—	(805)	—

Income before provision for income taxes	21,655	14,176	33,252	17,075
Provision for income taxes	8,859	6,167	13,674	7,428

Net income	12,796	8,009	19,578	9,647

Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of tax of $28, $0, $2, and $0 for the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively	(39)	—	3	—

Total other comprehensive income (loss)	(39)	—	3	—

Comprehensive income	$12,757	$8,009	$19,581	$9,647

Earnings per share (1):
Basic	$0.33		$0.50
Diluted	$0.33		$0.50

Weighted average common shares outstanding (1):
Basic	38,847		38,847
Diluted	38,926		38,917

(1)	Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013 as it was not meaningful.

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(dollar amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	—	$—	36,600,897	$4	$70,445	$(13)	$(7,939)	$—	$62,497
Net and comprehensive income	—	—	—	—	—	—	19,578	3	19,581
Issuance of unvested restricted stock awards	—	—	22,884	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,858	—	—	—	1,858
Tax benefit of deductible IPO transaction costs	—	—	—	—	840	—	—	—	840
Reduction of stock notes receivable from employees.	—	—	—	—	—	4	—	—	4

Balance as of June 30, 2014	—	$—	36,623,781	$4	$73,143	$(9)	$11,639	$3	$84,780

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$19,578	$9,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,586	1,514
Provision for bad debt expense	(26)	—
Stock-based compensation	1,858	1,494
Deferred taxes, net	1,564	—
Other non-cash items	63	(127)
Changes in operating assets and liabilities:
Commissions and other receivables	(1,687)	830
Prepaid expenses and other current assets	(1,069)	(204)
Prepaid rent	763	(743)
Investments in rabbi trust	(213)	(765)
Other assets	(799)	326
Due from affiliates	—	63,303
Accounts payable and accrued expenses	(581)	(8,537)
Accounts payable and accrued expenses – related party	(432)	—
Income tax payable	(682)	—
Commissions payable	(10,069)	(10,678)
Accrued bonuses and other employee related expenses	(3,291)	(11,270)
Deferred compensation and commissions	(1,709)	(784)
Other liabilities	994	296

Net cash provided by operating activities	5,848	44,302
Cash flows from investing activities
Payments received on employee notes receivable	56	1,096
Issuances of employee notes receivable	(60)	(306)
Purchase of property and equipment	(1,317)	(2,420)
Proceeds from sale of property and equipment	1	32

Net cash used in investing activities	(1,320)	(1,598)
Cash flows from financing activities
Principal payments on notes payable to former stockholders	(851)	—
Payments on obligations under capital leases	(16)	(21)
Payments of initial public offering costs	—	(1,819)
Dividends paid to Marcus & Millichap Company	—	(24,718)
Payments received on stock notes receivable from employees	—	109

Net cash used in financing activities	(867)	(26,449)

Net increase in cash and cash equivalents	3,661	16,255
Cash and cash equivalents at beginning of period	100,952	3,107

Cash and cash equivalents at end of period	$104,613	$19,362

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information
Interest paid during the period	$619	$—

Income taxes paid (paid to former parent in 2013)	$12,795	$11,640

Supplemental disclosures of noncash investing and financing activities
Tax benefit of deductible IPO transaction costs included in income tax payable	$840	—

Deferred offering costs	$—	$168

Net change in accounts payable and accrued expenses related to property and equipment additions	$(3)	—

Issuance of restricted stock for notes receivable	$—	21

Deemed capital contribution from Marcus & Millichap Company	$—	$1,494

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business, basis of presentation and recent accounting pronouncements

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. MMI operates 77 offices in the United States and Canada through its two wholly-owned subsidiaries, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”) and Marcus & Millichap Capital Corporation (“MMCC”).

Reorganization and Initial Public Offering

MMI was formed in June 2013 in preparation for Marcus & Millichap Company (“MMC”) to spin-off its majority owned subsidiary, MMREIS (“Spin-Off”). Prior to the initial public offering (“IPO”) of MMI stock on October 30, 2013, all of the preferred and common stockholders of MMREIS (including MMC and employees of MMREIS) contributed all of their outstanding shares to the Company, in exchange for new MMI common stock, and MMREIS became MMI’s wholly-owned subsidiary. Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness of MMC.

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

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10–Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed on March 21, 2014, with the SEC. The results of the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014, or for other interim periods or future years.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior-period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations, financial condition, stockholders’ equity or on cash flows subtotals.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and commissions receivable. Cash is placed with high-credit quality financial institutions. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. The Company historically has not experienced any losses in its cash and cash equivalents. For commissions receivable, the Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection. As of June 30, 2014 and December 31, 2013, no individual transaction accounted for 10% or more of commissions receivable.

The Company derives its revenues from a broad range of real estate investors and owners in the United States and Canada, none of which individually represents a significant concentration of credit risk. For the three and six months ended June 30, 2014 and 2013, no individual customer represented 10% or more of total revenues.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the current revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for transfer to customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. ASU 2014-09 permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For MMI, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of this new standard.

2.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Computer software and hardware equipment	$8,729	$8,442
Furniture, fixtures, and equipment	19,970	19,530
Less: accumulated depreciation and amortization	(20,438)	(19,412)

	$8,261	$8,560

The cost and accumulated depreciation of assets subject to capital leases is recorded in furniture, fixtures and equipment and was not material as of December 31, 2013. The Company does not have any remaining capital lease obligations as of June 30, 2014.

Payments for certain improvements to the Company’s leased office space are recorded as prepaid rent. Amortization of prepaid rent is recorded using the straight-line method over the shorter of the estimated economic life or lease term as a charge to rent expense.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Selected Balance Sheet Data

Commissions and Other Receivables, Net

Commissions and other receivables, net consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Commissions due from buyer/seller	$3,993	$3,241
Due from independent contractors (1)	1,907	973
Less: allowance for doubtful accounts	(73)	(99)

	$5,827	$4,115

(1)	Represents commissions due from the Company’s sales and financing professionals.

The following table presents the changes in the allowance for doubtful accounts for the six months ended June 30, 2014 and 2013 (in thousands):

	June 30, 2014	June 30, 2013
Balance at beginning of period	$(99)	$(129)
Reduction (provision) for bad debt expense	26	—
Write-off of uncollectible commissions receivable	—	—

Balance at end of period	$(73)	$(129)

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Commission notes receivable	$40	$82
Due from independent contractors (1)	514	566
Security deposits	1,153	1,126
Other	2,213	1,372

	$3,920	$3,146

(1)	Represents amounts advanced on behalf of the Company’s sales and financing professionals.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
SARs liability	$20,472	$19,970
Commissions payable	6,196	8,623
Deferred compensation liability	3,800	3,584

	$30,468	$32,177

SARs Liability

Prior to the IPO, certain employees of MMI were granted stock appreciation rights (“SARs”) under a stock-based compensation program assumed by MMC (“Program”). The SARs agreements were revised and the MMC liability of $20.0 million for the SARs was frozen at March 31, 2013, and was ultimately transferred to MMI through a capital contribution. The SARs liability will be settled with each participant in installments upon retirement or departure. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rate at January 2, 2014 was 5.03%, and MMI recorded interest expense related to this liability of $251,000 and $502,000 for the three and six months ended June 30, 2014, respectively.

Commissions Payable

Certain investment sales professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. These commissions are recognized as cost of services in the period in which they are earned. The Company has the ability to defer payment of certain commissions, at its election, for up to three years. Commissions payable that are not expected to be paid within twelve months are classified as long-term liabilities.

Deferred Compensation Liability

A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. The Company elected to fund the Deferred Compensation Plan through variable life insurance policies purchased for the participants’ benefit. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in investments held in rabbi trust caption in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time all or a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate amount credited to the Deferred Compensation Plan’s participants’ accounts.

The net change in the carrying value of the investment assets and the related obligation are recorded in other income, net and selling, general, and administrative expense, respectively in the condensed consolidated statements of net and comprehensive income and were not material during the three and six months ended June 30, 2014 and 2013.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Liabilities

Other liabilities consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Long term deferred rent	$2,465	$2,952
Accrued legal	2,849	1,351
Other	36	68

	$5,350	$4,371

4.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS that were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by these former stockholders (“the Notes”), and had been previously assumed by MMC, were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments payable until April 14, 2020. Accrued interest pertaining to the Notes was $108,000 and $425,000 as of June 30, 2014 and December 31, 2013, respectively and was recorded in accounts payable and accrued expenses caption in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2014, interest expense in the amount of $151,000 and $303,000, respectively was recorded in the accompanying condensed consolidated statements of net and comprehensive income. During the six months ended June 30, 2014, the Company made payments of $1.5 million and of this amount, $851,000 pertained to principal and $618,000 pertained to interest.

5.	Credit Agreement

On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (“Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”) and matures on June 1, 2017. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. In connection with executing the Credit Agreement, the Company paid bank fees and other expenses in the aggregate amount of $224,000, which are being amortized over the term of the Credit Agreement. The amortization is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. The Company must pay a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. As of June 30, 2014, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio.

The Credit Facility contains customary covenants, including financial and other covenants (which require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end on a rolling 4-quarter basis and (ii) total funded debt to EBITDA not greater than 2.0:1.0) as of each quarter end on a rolling 4-quarter basis, reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of June 30, 2014, the Company was in compliance with all financial and non-financial covenants.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related-Party Transactions

Shared and Transition Services

Under a shared services arrangement with MMC, MMREIS was charged $1.0 million for reimbursement of health insurance premiums, $109,000 for general and administrative expenses and $186,000 in shared services during the three months ended June 30, 2013 and MMREIS was charged $1.8 million for reimbursement of health insurance premiums, $389,000 for general and administrative expenses and $403,000 in shared services during the six months ended June 30, 2013.

In connection with the IPO, the shared services arrangement with MMC was replaced by a Transition Services Agreement between the Company and MMC that became effective on October 31, 2013 whereby MMC provides certain services to the Company for a limited period of time. During the three and six months ended June 30, 2014, $0 and $1.0 million, respectively was incurred for reimbursement to MMC for health insurance premiums and $53,000 and $187,000, respectively for other costs, which are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. Effective April 2014, MMI has its own health insurance plan. As of June 30, 2014 and December 31, 2013, $74,000 and $506,000, respectively, remains unpaid and included in accounts payable and other accrued expenses – related party in the accompanying condensed consolidated balance sheets.

Financing and Brokerage Services with the Subsidiaries of MMC

For the three months ended June 30, 2014 and 2013, the Company recorded real estate brokerage commissions and financing fees of $0 and $67,500, respectively, and cost of services of $0 and $40,500, respectively from certain subsidiaries of MMC. For the six months ended June 30, 2014 and 2013, the Company recorded real estate brokerage commissions and financing fees of $60,000 and $382,000, respectively, and cost of services of $36,000 and $228,000, respectively from certain subsidiaries of MMC.

Operating Lease with MMC

The Company has an operating lease with MMC for an office located in Palo Alto, California. The lease expires April 30, 2015. Rent expense for this office totaled $109,500 for each of the three months ended June 30, 2014 and 2013, respectively which is included in selling, general, and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. Rent expense totaled $219,000 and $179,000 for the six months ended June 30, 2014 and 2013, respectively, which is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Other

Following the IPO, Mr. Marcus, the Company’s founder and Co-Chairman, continues to own indirectly approximately 67% of the Company’s fully diluted shares, including shares to be issued upon settlement of vested deferred stock units, or DSUs.

Total dividends declared and paid to MMC for the six months ended June 30, 2013 were $24.7 million.

Prior to its termination on June 30, 2013, the Company was subject to a cash sweep arrangement with MMC. Under the arrangement, the Company’s cash was swept daily into an MMC money market account. The Company received interest on the balances held in the sweep accounts. The Company earned interest of $33,000 and $74,000 on the balances for the three and six months ended June 30, 2013, respectively.

The Company, from time-to-time makes advances to non-executive employees. At June 30, 2014 and December 31, 2013, the aggregate principal amount for employee loans outstanding was $423,000 and $419,000, respectively which is included in employee notes receivable in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Fair Value Measurements

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

Investments held in a rabbi trust are carried at fair value and considered to be in the Level 1 classification.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, commissions and other receivables, net, accounts payable and accrued expenses and commissions payable, are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms that approximate current market terms and these financial instruments are considered to be in the Level 1 classification.

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

8.	Stockholders’ Equity

Common Stock

As of June 30, 2014 and December 31, 2013, there were 36,623,781 and 36,600,897 shares of common stock, $0.0001 par value, issued and outstanding, respectively, including 52,884 and 30,000 restricted stock awards issued to the non-employee directors.

The Company currently does not intend to pay a regular dividend. The Company will evaluate its dividend policy in the future. Any declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the board of directors and will depend on many factors, including the Company’s financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the board of directors deems relevant.

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At June 30, 2014 and December 31, 2013, there were no preferred shares issued or outstanding.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock-Based Compensation

Prior to the IPO

Restricted Common Stock and SARs

Prior to the IPO, MMREIS granted options and SARs under a stock-based compensation award program (the “Program”). The options were exercisable into shares of unvested restricted common stock. The Program was administered by the board of directors. The board determined the terms of an award, including the amount, number of rights or shares, and vesting period, among others. Options issued generally had terms of one year or less. Restricted common stock issued upon exercise of stock options generally vested over three to five years, and stock options typically were exercised immediately for a note receivable. The exercise price of the options was based upon a formula equivalent to the net book value of common stock as of the end of the fiscal year immediately preceding the date of issuance.

During the three and six months ended June 30, 2013, employees of MMREIS exercised 0 and 750 stock options, respectively, through the issuance of notes receivable. Cash payments on notes receivable were presented as an increase in consolidated stockholders’ equity. Such notes bore interest at a rate of 5% or 6% per annum and were due in defined installments on various remaining dates through April 15, 2016, which was consistent with the vesting periods of the restricted common stock.

There were no redemptions or cancelations of stock options during the three and six months ended June 30, 2013.

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

During the three and six months ended June 30, 2013, the Company recorded a capital contribution, net of taxes of $1.2 million and $1.5 million, respectively related to total stock based compensation expense of $2.2 million and $2.6 million, respectively.

Amendments to Restricted Stock and SARs

The SARs were frozen at the liability amount, calculated as of March 31, 2013, which will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. See Note 3-“Selected Balance Sheet Data” for additional information. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (or otherwise all unsettled shares of stock upon termination of employment will be settled five years from the termination date). In addition, the formula settlement value of all outstanding shares of stock held by the plan participants was removed, and all such shares of stock are subject to sales restrictions that lapse at a rate of 20% per year for five years if the participant remains employed by the Company. Additionally, in the event of death or termination of employment after reaching the age of 67, 100% of the DSUs will be settled and 100% of the shares of stock will be released from the resale restriction. Further, 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the IPO

2013 Omnibus Equity Incentive Plan

In October 2013, the board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. The 2013 Plan, in general authorizes for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards (RSAs), restricted stock units (RSUs), performance units and performance shares to the Company’s employees, independent contractors, directors and consultants and subsidiary corporations’ employees and consultants as selected from time to time by the Company’s board of directors at its discretion.

In connection with the approval of the 2013 Plan, the Company reserved 5,500,000 shares of common stock for the issuance of awards under the 2013 Plan. At June 30, 2014, there were 2,237,587 shares available for future grants under the Plan.

In February 2014, the Company granted an aggregate of 38,088 RSUs to certain sales and financing professionals, who are exclusive independent contractors. The awards vest 20% per year on the grant anniversary date beginning in 2015. The unvested awards are canceled upon termination of service.

In May 2014, the Company granted an aggregate of 41,314 RSUs to certain sales and financing professionals, who are exclusive independent contractors and aggregate of 6,991 RSUs to certain employees. In each case, the awards vest 20% per year on the grant anniversary date beginning in 2015. The unvested awards are canceled upon termination of service.

In May 2014, the Company granted an aggregate of 22,884 RSAs to non-employee directors. RSAs are issued and outstanding and vest 33-1/3% per year on the grant anniversary date beginning in 2015. The unvested awards are canceled upon termination of service.

RSUs/ RSAs

The following table summarizes the Company’s vested and nonvested RSU and RSA activity under the 2013 Plan for the six month period ended June 30, 2014 (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2013	30,000	313,155	570,760	913,915	$14.46
Granted	22,884	6,991	79,402	109,277	15.74
Transferred	—	(5,158)	5,158	—	14.54
Forfeited/canceled	—	(24,756)	(11,770)	(36,526)	14.65

Nonvested shares at June 30, 2014	52,884	290,232	643,550	986,666	$14.59

Unrecognized stock-based compensation expense as of June 30, 2014 (1)	$624	$3,471	$14,073	$18,168

Weighted average remaining vesting period as of June 30, 2014	2.57	4.52	4.54	4.43

(1)	The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 4.43 years.

RSUs granted to independent contractors are grants made to the Company’s sales and financing professionals, who are considered non-employees under ASC 718. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement. During the six months ended June 30, 2014, stock-based compensation expense was impacted by an increase in the Company’s common stock price from $14.90 at December 31, 2013 to $25.51 at June 30, 2014.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014, there were 2,275,747 fully vested outstanding DSUs. See “Amendments to Restricted Stock and SARs” section above and Note 11 – “Earnings Per Share” for additional information.

Employee Stock Purchase Plan

In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”). The 2013 ESPP Plan had 366,667 shares of common stock reserved and available for issuance at June 30, 2014. The ESPP Plan qualifies under Section 423 of the IRS Code and provides for consecutive, nonoverlapping 6-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. The first offering period began on May 15, 2014.

MMI determined the fair value of ESPP shares to be acquired during the first offering period using the Black Scholes option pricing model. MMI calculated the expected volatility based on the historical volatility of the Company’s common stock and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant both consistent with the term of the offering period. The expected dividend yield was 0%. See Note 8 – “Stockholders’ Equity” for additional information on dividends.

At June 30, 2014, total unrecognized compensation cost related to the ESPP Plan was $67,124 and is expected to be recognized over a weighted-average period of 0.38 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation included in the condensed consolidated statements of net and comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted stock and SARs (prior to IPO)	$—	$2,190	$—	$2,626
Employee stock purchase plan	23	—	23	—
RSAs – non-employee directors	46	—	76	—
RSUs – employees	146	—	346	—
RSUs – independent contractors	926	—	1,413	—

	$1,141	$2,190	$1,858	$2,626

10.	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2014 is 40.9% and 41.1%, respectively, compared to 43.5% for each of the three and six months ended June 30, 2013. The Company’s forecasted tax rate for 2014 is 40.5%. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of the effective tax rate for the full year, which is based on forecasted income by country where the Company operates, adjusted by the tax effects of items that relate discretely to the period, if any. The difference between the statutory tax rate and the Company’s effective tax rate is largely attributable to state income taxes and a full valuation allowance with respect to the deferred tax assets of the Company’s Canadian operations.

The Company completed an analysis related to tax deductibility of IPO transaction costs during the three months ended June 30, 2014, which resulted in a tax benefit of $840,000. This benefit is recognized as an increase to additional paid-in capital and a reduction in current income tax payable.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per share information has not been presented for periods prior to the IPO, as the holders of MMREIS Series A Redeemable Preferred Stock (issued and outstanding shares were cancelled subsequent to the IPO) were entitled to receive dividends at a rate determined by the Board of Directors, payable in preference and priority to any distribution on MMREIS common stock. Since MMREIS typically distributed its earnings to the Series A Preferred stockholders on a quarter-in-arrears basis, earnings per common share information for MMREIS common stock was not meaningful.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 (in thousands, except per share data):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Numerator (Basic and Diluted):
Net income	$12,796	$19,578

Denominator:
Basic
Weighted average common shares issued and outstanding	36,615	36,608
Deduct: Unvested RSAs (1)	(44)	(37)
Add: Fully vested DSUs (2)	2,276	2,276

Weighted Average Common Shares Outstanding	38,847	38,847

Basic earnings per common share	$0.33	$0.50

Diluted
Weighted Average Common Shares Outstanding from above	38,847	38,847
Add: Dilutive effect of RSUs and RSAs	79	70

Weighted Average Common Shares Outstanding	38,926	38,917

Diluted earnings per common share	$0.33	$0.50

(1)	RSAs were issued and outstanding to the non-employee directors and have a three year vesting term subject to service requirements. See Note 9 – “Stock-Based Compensation” for additional information.
(2)	DSUs of 2.3 million shares are included in weighted average common shares outstanding as the DSUs were fully vested upon receipt and will be settled in actual stock issued at a rate of 20% per year if the participant remains employed by the Company during that period (or otherwise all unsettled shares of stock upon termination of employment will be settled five years from the termination date). See Note 9 – “Stock-Based Compensation” for additional information.

RSUs totaling 644,000 shares and 639,000 shares, primarily pertaining to grants to the Company’s independent contractors, were excluded from the calculation of diluted earnings per common share for the three and six months ended June 30, 2014, respectively, as the effects were antidilutive.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Commitments and Contingencies

Litigation

The Company is subject to various legal proceeding and clams that arise in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. While the ultimate liability for these legal proceeding cannot be determined, the Company reviews the need for its accrual for loss contingencies quarterly and records an accrual for litigation related losses where the likelihood of loss is both probable and estimable. The Company believes that the ultimate resolution of the legal proceedings will not have a material adverse effect on its financial condition or results of operations. The Company accrues legal fees for litigation as the legal services are provided.

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

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with SEC on March 21, 2014, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years, based on data from CoStar and Real Capital Analytics. As of June 30, 2014, we had more than 1,300 investment sales and financing professionals in 77 offices who provide investment brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. For the three and six months ended June 30, 2014, we closed more than 1,900 and 3,500 sales, financing and other transactions with total volume of approximately $7.1 billion and $13.3 billion, respectively. During the year ended December 31, 2013, we closed more than 6,600 sales, financing and other transactions with total volume of approximately $24.0 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale and fees upon the financing of commercial properties and, in addition, by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For each of the three and six months ended June 30, 2014, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues. During the year ended December 31, 2013, approximately 90% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 4% from other fees, including consulting and advisory services.

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

Seasonality

Our real estate brokerage commissions and financing fees are seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first six months of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior sales and financing professionals. These senior sales and financing professionals are on a graduated commission schedule that resets annually in which higher commissions are paid for higher sales volumes.

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

•	Cost of services. The majority of our cost of services expense is commission expense. Commission expenses are directly attributable to providing services to our clients for investment sales and mortgage brokerage services. Most of our transaction professionals are independent contractors and are paid commissions; however, there are some who are initially paid a salary and as such, these expenses also include employee-related compensation, employer taxes and benefits. In addition, some of our most senior investment sales professionals have the ability to earn additional commissions at an increased rate after meeting certain annual revenue thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at the Company’s election and paid at the beginning of the fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers.

•	Selling, general & administrative expenses. The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to independent contractors (i.e. sales and financing professionals), employees and non-employee board of directors.

Prior to our IPO, we issued stock options and stock appreciation rights, or SARs, to key employees through a book value, stock-based compensation award program. The program gave certain employees the option to acquire unvested restricted stock and issued an equivalent number of unvested SARs, typically in exchange for a nonrecourse note receivable. Awards under the program typically vested over a three to five-year period, and could be redeemed or repurchased upon the occurrence of certain events, including termination of employment. Compensation expense was recognized over the vesting term based upon the formula settlement value of the awards. Subsequent to the IPO, we grant share-based awards to our independent contractors, employees and non-employee board of directors under the 2013 Omnibus Equity Incentive Plan. The Company values its restricted stock units and restricted stock awards based on the grant date closing price of the Company’s common stock. The awards granted to our non-employee sales and financing professionals require remeasurement at the end of each reporting period until settlement. The awards typically vest over a three to five-year period. The Company recognizes the related expense on a straight-line basis over the requisite service period for each grant, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date.

As a result of being a public company, our costs for such items as insurance, accounting and legal advice has increased relative to our historical costs for such services. We also incur costs which we have not previously incurred for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act, rules of the Securities and Exchange Commission, and the New York Stock Exchange, and various other costs of a public company.

•	Depreciation and amortization expense. Depreciation and amortization expense consists of depreciation and amortization recorded on our property and equipment assets. Depreciation is provided over their estimated useful lives ranging from three to seven years.

Other Income, Net

Other income primarily consists of gains or losses, net of deferred compensation plan assets, interest income, foreign currency gains and losses and other non-operating gains and losses.

Interest Expense

Interest expense consists of interest expense associated with SARs liability, notes payable to former stockholders and our credit agreement. See Notes to Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes

From inception through the effective date of the IPO on October 31, 2013, our provision for income taxes was based on a tax-sharing agreement between us and MMC, which stipulated an effective tax rate annual rate of 43.5% and was utilized to compute our income tax provision (benefit) and the resulting amount due (from) to MMC, which included deferred tax assets and liabilities. The tax-sharing agreement with MMC was terminated effective October 31, 2013. We now file as a stand-alone tax entity for tax purposes beginning with the period ending December 31, 2013. As a stand-alone tax entity, our taxable income is subject to applicable U.S. federal and state and local tax rates in the jurisdictions in which the taxable income is generated. The change to a stand-alone entity for tax purposes may result in material changes to our income tax provision in future years.

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2014 and 2013. The tables included in the period comparisons below provide summaries of our results of operations.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. For the three and six months ended June 30, 2014, we closed more than 1,900 and 3,500 sales, financing and other transactions with total volume of approximately $7.1 billion and $13.3 billion, respectively. For the three and six months ended June 30, 2013, we closed more than 1,600 and 2,900 sales, financing and other transactions with total volume of approximately $5.9 billion and $10.1 billion, respectively. Such key metrics for Real Estate Brokerage and Financing are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Brokerage Commissions	2014	2013	2014	2013
Average Number of Sales Professionals	1,265	1,102	1,251	1,082
Average Number of Transactions per Sales Professional	1.1	1.1	2.1	1.9
Average Commission per Transaction	$88,562	$81,364	$88,622	$77,018
Average Transaction Size	$3,997,137	$3,465,110	$3,882,042	$3,440,436
Total Number of Transactions	1,392	1,177	2,573	2,038
Total Sales Volume (in millions)	$5,564	$4,078	$9,988	$7,012

	Three Months Ended June 30,		Six Months Ended June 30,
Financing Fees	2014	2013	2014	2013
Average Number of Financing Professionals	78	69	77	68
Average Number of Transactions per Financing Professional	4.5	4.6	8.3	8.1
Average Fee per Transaction	$24,024	$21,819	$22,738	$21,691
Average Transaction Size	$2,571,936	$2,280,751	$2,385,968	$2,138,292
Total Number of Transactions	349	315	637	548
Total Dollar Volume (in millions)	$898	$718	$1,520	$1,172

Comparison of Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30, 2014	Percentage of Revenue	Three Months Ended June 30, 2013	Percentage of Revenue	Total Dollar Change	Total Percentage Change
(dollars and share amounts in thousands, except per share amounts)
Revenues:
Real estate brokerage commissions	$123,278	91.8%	$95,765	90.8%	$27,513	28.7%
Financing fees	8,384	6.3	6,874	6.5	1,510	22.0
Other revenues	2,603	1.9	2,832	2.7	(229)	(8.1)

Total revenues	134,265	100.0	105,471	100.0	28,794	27.3
Operating expenses:
Cost of services	79,601	59.3	61,456	58.3	18,145	29.5
Selling, general, and administrative expense	32,127	23.9	29,092	27.6	3,035	10.4
Depreciation and amortization expense	811	0.6	754	0.7	57	7.6

Total operating expenses	112,539	83.8	91,302	86.6	21,237	23.3

Operating income	21,726	16.2	14,169	13.4	7,557	53.3
Other income, net	330	0.2	7	0.0	323	—
Interest expense	(401)	(0.3)	—	—	(401)	—

Income before provision for income taxes	21,655	16.1	14,176	13.4	7,479	52.8
Provision for income taxes	8,859	6.6	6,167	5.8	2,692	43.7

Net income	$12,796	9.5%	$8,009	7.6%	$4,787	59.8%

Adjusted EBITDA (1)	$24,007	17.9%	$17,077	16.2%	$6,930	40.6%

Earnings per share (2):
Basic	0.33
Diluted	0.33
Weighted average common share outstanding (2):
Basic	38,847
Diluted	38,926

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”
(2)	Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013 as it was not meaningful. See Note 11 – “Earnings Per Share” of our Notes to Condensed Consolidated Financial Statements for additional information on earnings per share.

Revenues.

Our total revenues were $134.3 million for the three months ended June 30, 2014 compared to $105.5 million for the same period in 2013, an increase of $28.8 million, or 27.3%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed 95.6% of the total increase, as well as increases in financing fees and other revenues.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $123.3 million for the three months ended June 30, 2014 from $95.8 million for the same period in 2013, an increase of $27.5 million or 28.7%. The increase was primarily driven by a combination of an increase in the number of investment sales transactions (18.3%) and an increase in the average commission size (8.8%), slightly offset by a decrease in average commission rates during the three months ended June 30, 2014 as compared to the same period in 2013.

•	Financing fees. Revenues from financing fees increased to $8.4 million for the three months ended June 30, 2014 from $6.9 million for the same period in 2013, an increase of $1.5 million or 22.0%. The increase was driven by an increase in the number of loan transactions (10.8%) due to an increase in the number of financing professionals and an increase in average loan fees (10.1%), slightly offset by a decrease in average financing fee rates due in part to an increase in the proportion of fees from larger loan transactions during the three months ended June 30, 2014 as compared to the same period in 2013. Larger loan transactions generally earn a lower fee percentage.

•	Other revenues. Other revenues decreased to $2.6 million for the three months ended June 30, 2014 from $2.8 million for the same period in 2013, a decrease of $0.2 million or 8.1%. The decrease was primarily driven by a decrease in fees generated from consulting and advisory services and to a lesser extent a decrease in referral fees from other real estate brokers during three months ended June 30, 2014 as compared to the same period in 2013.

Total operating expenses.

Our total operating expenses were $112.5 million for the three months ended June 30, 2014 compared to $91.3 million for the same period in 2013, an increase of $21.2 million, or 23.3%. Expenses increased primarily due to an increase in cost of services, which is primarily variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

•	Cost of services. Cost of services for the three months ended June 30, 2014 increased approximately $18.1 million, or 29.5% to $79.6 million from $61.5 million for the same period in 2013. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 59.3% for the three months ended June 30, 2014 compared to 58.3% for the same period in 2013 primarily due to an increase in the proportion of transactions closed by our more senior investment sales professionals who are compensated at higher commission rates.

•	Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2014 increased $3.0 million, or 10.4%, to $32.1 million from $29.1 million for the same period in 2013. The increase was primarily due to (i) a $0.9 million increase in staff salaries and related benefits expenses primarily driven by an increase in headcount in the areas of corporate support and recruiting in connection with our growth and with being a public company, (ii) a $0.9 million increase in legal costs and accruals, (iii) a $0.4 million increase in management performance compensation driven by the increase in operating results during the three months ended June 30, 2014 as compared to the same period in 2013, and (iv) a $1.9 million increase in other expense categories primarily driven by our business growth. The increases were partially offset by a $1.1 million decrease in stock-based compensation expense due to the replacement of the pre-IPO stock-based compensation award program.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses for the three months ended June 30, 2014 as compared to the same period in 2013.

Other income, net

Other income, net increased $0.3 million to $0.3 million for the three months ended June 30, 2014 from approximately $7,000 for the same period in 2013. The increase was primarily impacted by the net change in the carrying value of the investment assets held in the rabbi trust.

Interest expense.

Interest expense was $0.4 million and related to interest expense associated with the SARs liability and notes payable to former stockholders. There were no similar costs for the same period in 2013. See Notes to Condensed Consolidated Financial Statements for additional information.

Provision for income taxes.

The provision for income taxes was $8.9 million for the three months ended June 30, 2014 as compared to $6.2 million in same period in 2013, an increase of $2.7 million or 43.7%. The effective income tax rate for the three months ended June 30, 2014 was 40.9%, compared with 43.5% for the same period in 2013. The effective tax rate for the three months ended June 30, 2014 is based on our forecasted tax rate for 2014. During the three months ended June 30, 2013, our income tax expense was based on the rate specified in the tax-sharing agreement between us and MMC, which was terminated effective October 31, 2013 in conjunction with the IPO.

We calculate our provision for income taxes using an effective tax rate based on projected taxable income for the year adjusted for the effects of permanent items and discrete items. We anticipate our effective tax rate as a stand-alone tax entity to be approximately 40.5% in 2014. Deferred taxes are adjusted for significant changes in temporary items in the period in which they occur. The future effective tax rate may vary from this estimated annual effective rate due to several factors, including but not limited to, the level of state specific and foreign jurisdiction activity, future changes in tax laws, the amount of future book versus income tax items that are permanent in nature and changes, if any, in a valuation allowance as it relates to deferred tax assets.

Comparison of Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30, 2014	Percentage of Revenue	Six Months Ended June 30, 2013	Percentage of Revenue	Total Dollar Change	Total Percentage Change
(dollars and share amounts in thousands, except per share amounts)
Revenues:
Real estate brokerage commissions	$228,026	91.6%	156,963	89.8%	$71,063	45.3%
Financing fees	14,484	5.9	11,888	6.8	2,596	21.8
Other revenues	6,345	2.5	5,990	3.4	355	5.9

Total revenues	248,855	100.0	174,841	100.0	74,014	42.3
Operating expenses:
Cost of services	147,997	59.5	102,677	58.7	45,320	44.1
Selling, general, and administrative expense	65,484	26.3	53,824	30.8	11,660	21.7
Depreciation and amortization expense	1,586	0.6	1,514	0.9	72	4.8

Total operating expenses	215,067	86.4	158,015	90.4	57,052	36.1

Operating income	33,788	13.6	16,826	9.6	16,962	100.8
Other income, net	269	0.1	249	0.1	20	8.0
Interest expense	(805)	(0.3)	—	—	(805)	—

Income before provision for income taxes	33,252	13.4	17,075	9.7	16,177	94.7
Provision for income taxes	13,674	5.5	7,428	4.2	6,246	84.1

Net income	$19,578	7.9%	$9,647	5.5%	$9,931	102.9%

Adjusted EBITDA (1)	$37,497	15.1%	$21,131	12.1%	$16,366	77.5%

Earnings per share (2):
Basic	0.50
Diluted	0.50
Weighted average common shares outstanding (2):
Basic	38,847
Diluted	38,917

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”
(2)	Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013. See Note 11 – “Earnings Per Share” of our Notes to Condensed Consolidated Financial Statements for additional information on earnings per share.

Revenues.

Our total revenues were $248.9 million for the six months ended June 30, 2014 compared to $174.8 million for the same period in 2013, an increase of $74.0 million, or 42.3%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed 96.0% of the total increase, as well as increases in financing fees and other revenues. A portion of the six months ended June 30, 2014 year-over-year growth was caused by the fears of the “fiscal cliff” which lead to abnormally low sales volumes during the three months ended March 31, 2013 as some sales were accelerated into 2012.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $228.0 million for the six months ended June 30, 2014 from $157.0 million for the same period in 2013, an increase of $71.0 million or 45.3%. The increase was primarily driven by a combination of an increase in the number of investment sales transactions (26.3%), an increase in the average commission size (15.1%) and a slight increase in average commission rates during the six months ended June 30, 2014 as compared to the same period in 2013.

•	Financing fees. Revenues from financing fees increased to $14.5 million for the six months ended June 30, 2014 from $11.9 million for the same period in 2013, an increase of $2.6 million or 21.8%. The increase was driven by an increase in the number of loan transactions (16.2%) due to an increase in the number of financing professionals combined with an increase in their productivity levels and an increase in average loan fees (4.8%), partially offset by a decrease in average financing fee rates due in part to an increase in the proportion of fees from larger loan transactions, which generally earn a lower fee percentage, and lower ancillary fees during the six months ended June 30, 2014 as compared to the same period in 2013.

•	Other revenues. Other revenues increased to $6.3 million for the six months ended June 30, 2014 from $6.0 million for the same period in 2013, an increase of $0.4 million or 5.9%. The increase was primarily driven by an increase in fees generated from consulting and advisory services and referral fees from other real estate brokers during six months ended June 30, 2014 as compared to the same period in 2013.

Total operating expenses.

Our total operating expenses were $215.1 million for the six months ended June 30, 2014 compared to $158.0 million for the same period in 2013, an increase of $57.1 million, or 36.1%. Expenses increased primarily due to an increase in cost of services, which is primarily variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

•	Cost of services. Cost of services for the six months ended June 30, 2014 increased approximately $45.3 million, or 44.1% to $148.0 million from $102.7 million for the same period in 2013. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 59.5% for the six months ended June 30, 2014 compared to 58.7% for the same period in 2013 primarily due to an increase in the proportion of transactions closed by our more senior investment sales professionals who are compensated at higher commission rates and an increase in referral fees paid to other real estate brokers.

•	Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2014 increased $11.7 million, or 21.7%, to $65.5 million from $53.8 million for the same period in 2013. The increase was primarily due to (i) a $4.4 million increase in management performance compensation driven by the increase in operating results during the six months ended June 30, 2014 as compared to the same period in 2013, (ii) a $2.9 million increase in staff salaries and related benefits expenses primarily driven by an increase in headcount in the areas of recruiting, sales force support and corporate support in connection with our growth and with being a public company, (iii) a $2.0 million increase in legal costs and accruals, (iv) an $0.7 million increase in third party service fees primarily driven by operating as a public company, and (v) a $2.5 million increase in other expense categories primarily driven by our business growth. The increases were partially offset by a $0.8 million decrease in stock-based compensation expense due to the replacement of the pre-IPO stock-based compensation award program.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses for the six months ended June 30, 2014 as compared to the same period in 2013.

Other income, net

There were no significant changes in other income, net for the six months ended June 30, 2014 as compared to the same period in 2013.

Interest expense.

Interest expense was $0.8 million for the six months ended June 30, 2014 and related to interest expense associated with the SARs liability and notes payable to former stockholders. There were no similar costs for the same period in 2013. See Notes to Condensed Consolidated Financial Statements for additional information on SARs liability and notes payable to former stockholders, respectively.

Provision for income taxes.

The provision for income taxes was $13.7 million for the six months ended June 30, 2014 as compared to $7.4 million in same period in 2013, an increase of $6.2 million or 84.1%. The effective income tax rate for the six months ended June 30, 2014 was 41.1%, compared with 43.5% for the same period in 2013. The effective tax rate for the six months ended June 30, 2014 is based on our forecasted tax rate for 2014. During the six months ended June 30, 2013, our income tax expense was based on the rate specified in the tax-sharing agreement between us and MMC, which was terminated effective October 31, 2013 in conjunction with the IPO.

We calculate our provision for income taxes using an effective tax rate based on projected taxable income for the year adjusted for the effects of permanent items and discrete items. We anticipate our effective tax rate as a stand-alone tax entity to be approximately 40.5% in 2014. Deferred taxes are adjusted for significant changes in temporary items in the period in which they occur. The future effective tax rate may vary from this estimated annual effective rate due to several factors, including but not limited to, the level of state specific and foreign jurisdiction activity, future changes in tax laws, the amount of future book versus income tax items that are permanent in nature and changes, if any, in a valuation allowance as it relates to deferred tax assets.

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

A reconciliation of the most directly comparable GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in thousands)
Net income	$12,796	$8,009	$19,578	$9,647
Adjustments:
Interest income	(1)	(43)	(4)	(84)
Interest expense	401	—	805	—
Provision for income taxes	8,859	6,167	13,674	7,428
Depreciation and amortization	811	754	1,586	1,514
Stock-based compensation	1,141	2,190	1,858	2,626

Adjusted EBITDA	$24,007	$17,077	$37,497	$21,131

Liquidity and Capital Resources

On June 18, 2014, the Company entered into a $60.0 million principal amount senior secured revolving credit facility Credit Agreement with Wells Fargo Bank, National Association dated as of June 1, 2014 (the “Credit Agreement”) and matures on June 1, 2017. As of June 30, 2014, there were no amounts outstanding under the Credit Agreement. See Note 5 – “Credit Agreement” of our Notes to Condensed Consolidated Financial Statements for additional information.

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations and, as necessary borrowings under our Credit Agreement. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations or availability under our Credit Agreement.

Our total cash and cash equivalents balance increased by $3.7 million or 3.6 % to $104.6 million at June 30, 2014, compared to $101.0 million at December 31, 2013. The following table sets forth our summary cash flows for the six months ended June 30, 2014 and 2013:

Cash Flows

	Six Months Ended June 30,
	2014	2013
(in thousands)
Net cash provided by operating activities	$5,848	$44,302
Net cash used in investing activities	(1,320)	(1,598)
Net cash used in financing activities	(867)	(26,449)

Net increase in cash and cash equivalents	3,661	16,255
Cash and cash equivalents at beginning of period	100,952	3,107

Cash and cash equivalents at end of period	$104,613	$19,362

Prior to its termination on June 30, 2013, the Company was subject to a cash sweep arrangement with MMC and the change in the Company’s cash held by MMC was considered to be an operating activity. Under the arrangement, the Company’s cash was swept daily into an MMC money market account. The Company received interest on the balances held in the sweep accounts. The Company earned interest of $0.1 million on the balances for the six months ended June 30, 2013.

Operating Activities

Cash flows provided by operating activities were $5.8 million for the six months ended June 30, 2014, as compared to $44.3 million for the same period in 2013. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in net working capital. For the six months ended June 30, 2013, cash flows from operating activities were impacted positively by a decrease in due from affiliates ($63.3 million) principally as a result of the return of cash related to the termination of the cash sweep arrangement with MMC partially offset by a reduction in deferred compensation and commissions and commissions payable ($11.5 million), accrued bonuses and other employee related expenses ($11.3 million) and accounts payable and accrued expenses ($8.5 million). For the six months ended June 30, 2014, cash flows from operating activities were primarily impacted by decreases in commissions payable ($10.1 million), accrued bonuses and other employee related expenses ($3.3 million), deferred compensation and commissions ($1.7 million), and income tax payable ($0.7 million) due to the timing of payments partially offset by increases in commissions receivable and prepaid expenses and other current assets ($2.8 million).

Investing Activities

Cash flows used for investing activities were $1.3 million for the six months ended June 30, 2014, as compared to $1.6 million for the same period in 2013. The decrease in cash flows used for investing activities for the six months ended June 30, 2014, as compared to the same period in 2013 was primarily due to a $1.1 million decrease in cash paid for investment in information technology, computer hardware and software and furniture, fixtures and equipment partially offset by a $0.8 million decrease related to employee notes receivable collections, net of issuances.

Financing Activities

Cash flows used for financing activities were $0.9 million for the six months ended June 30, 2014 as compared to $26.4 million for the six months ended June 30, 2013. The decrease in cash flows used for financing activities was primarily due to dividend payments to MMC and payments of initial public offering costs totaling $26.5 million during the six months ended June 30, 2013 with no such comparable payments during the same period in 2014. This decrease was partially offset by a $0.9 million in principal payments on notes payable to former stockholders during the six months ended June 30, 2014 with no such comparable payments during the same period in 2013.

We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations and borrowings available under the Credit Agreement will be sufficient to satisfy our operating requirements for at least the next twelve months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from, among other factors, to fund acquisitions or to otherwise finance our growth or operations. In addition, our notes payable to former stockholders and SARs liability have provisions, which could accelerate repayment of outstanding principal and accrued interest and adversely impact our liquidity.

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

Recent Accounting Pronouncements

See Note 1 – “Description of Business, Basis of Presentation and Recent Accounting Pronouncements” of our Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments, consist primarily of short-term cash investments which are exposed to concentrations of credit risk and to a limited extent foreign currency exchange risk. Due to the nature of our business and the manner in which we conduct our operations, we believe we do not face any material interest rate risk, foreign currency exchange rate risk, equity price risk or other market risks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in claims and legal actions arising in the ordinary course of our business some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial relationships, standard brokerage disputes like the alleged failure to disclose physical or environmental defects or property expenses or contracts, the alleged inadequate disclosure of matters relating to the transaction like the relationships among the parties to the transaction, potential claims or losses pertaining to the asset, vicarious liability based upon conduct of individuals or entities outside of our control, general fraud claims, conflicts of interest claims, employment law claims, including claims challenging the classification of our sales professionals as independent contractors, and claims alleging violations of state consumer fraud statutes. While the ultimate liability for these legal proceeding cannot be determined, the Company reviews the need for its accrual for loss contingencies quarterly and records an accrual for litigation related losses where the likelihood of loss is both probable and estimable. We do not believe based on information currently available to us that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Marcus & Millichap, Inc.

Date:	August 14, 2014	By:	/s/ John J. Kerin
John J. Kerin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2014	By:	/s/ Martin E. Louie
Martin E. Louie
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Credit Agreement, between the Company and Wells Fargo Bank, National Association dated as of June 1, 2014 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 18, 2014, File No. 001-36155).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, (ii) unaudited condensed consolidated statements of net and comprehensive income for the three and six months ended June 30, 2014 and 2013, (iii) unaudited condensed consolidated statements of stockholders’ equity as of June 30, 2014 and December 31, 2013, (iv) unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, and (v) notes to unaudited condensed consolidated financial statements. In accordance with Rule 406T of Regulation S-T, such electronically submitted information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.