Form 10-Q
period 2014-09-30
Marcus & Millichap, Inc.
filed 2014-11-10
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of common stock, par value $0.0001 per share, of the registrant issued outstanding as of November 4, 2014 was 36,623,781 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$134,010	$100,952
Commissions and other receivables, net of allowance for doubtful accounts of $62 and $99 at September 30, 2014 and December 31, 2013, respectively	5,686	4,115
Employee notes receivable	220	229
Prepaid expenses and other current assets	5,475	5,204
Deferred tax assets, net	9,400	8,663

Total current assets	154,791	119,163
Prepaid rent	4,067	4,999
Investments held in rabbi trust	4,225	4,067
Property and equipment, net of accumulated depreciation of $14,963 and $19,412 at September 30, 2014 and December 31, 2013, respectively	7,829	8,560
Employee notes receivable	199	189
Deferred tax assets, net	24,967	27,185
Other assets	4,143	3,146

Total assets	$200,221	$167,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,733	$6,911
Accounts payable and accrued expenses – related party	172	506
Income tax payable	4,916	6,459
Notes payable to former stockholders	894	851
Commissions payable	17,195	25,086
Accrued bonuses and other employee related expenses	21,868	16,947

Total current liabilities	54,778	56,760
Deferred compensation and commissions	32,578	32,177
Notes payable to former stockholders	10,610	11,504
Other liabilities	2,473	4,371

Total liabilities	100,439	104,812
Stockholders’ equity:
Preferred stock, $0.0001 par value:	—	—
Authorized shares – 25,000,000; issued and outstanding shares – none at September 30, 2014 and December 31, 2013, respectively
Common Stock $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 36,623,781 and 36,600,897 at September 30, 2014 and December 31, 2013, respectively	4	4
Additional paid-in capital	74,560	70,445
Stock notes receivable from employees	(4)	(13)
Retained earnings (accumulated deficit)	25,162	(7,939)
Accumulated other comprehensive income	60	—

Total stockholders’ equity	99,782	62,497

Total liabilities and stockholders’ equity	$200,221	$167,309

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Real estate brokerage commissions	$140,220	$101,757	$368,246	$258,720
Financing fees	7,864	6,783	22,348	18,671
Other revenues	2,805	3,413	9,150	9,403

Total revenues	150,889	111,953	399,744	286,794
Operating expenses:
Cost of services	92,269	67,718	240,266	170,395
Selling, general, and administrative expense	34,086	30,863	99,570	84,687
Depreciation and amortization expense	813	747	2,399	2,261

Total operating expenses	127,168	99,328	342,235	257,343

Operating income	23,721	12,625	57,509	29,451
Other (expense) income, net	(308)	247	(39)	496
Interest expense	(397)	—	(1,202)	—

Income before provision for income taxes	23,016	12,872	56,268	29,947
Provision for income taxes	9,493	5,597	23,167	13,025

Net income	13,523	7,275	33,101	16,922
Other comprehensive income:
Foreign currency translation gain, net of tax of $38, $0, $40, and $0 for the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, respectively	57	—	60	—

Total other comprehensive income	57	—	60	—

Comprehensive income	$13,580	$7,275	$33,161	$16,922

Earnings per share(1):
Basic	$0.35		$0.85
Diluted	$0.35		$0.85
Weighted average common shares outstanding(1):
Basic	38,847		38,847
Diluted	39,011		38,949

(1)	Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013 as it was not meaningful.

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(dollar amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees			Total
	Shares	Amount	Shares	Amount			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
Balance as of December 31, 2013	—	$—	36,600,897	$4	$70,445	$(13)	$(7,939)	$—	$62,497
Net and comprehensive income	—	—	—	—	—	—	33,101	60	33,161
Issuance of unvested restricted stock awards	—	—	22,884	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,275	—	—	—	3,275
Tax benefit of deductible IPO transaction costs	—	—	—	—	840	—	—	—	840
Reduction of stock notes receivable from employees.	—	—	—	—	—	9	—	—	9

Balance as of September 30, 2014	—	$—	36,623,781	$4	$74,560	$(4)	$25,162	$60	$99,782

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$33,101	$16,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,399	2,261
Provision for bad debt expense	(37)	(29)
Stock-based compensation	3,275	2,655
Deferred taxes, net	1,481	—
Other non-cash items	75	77
Changes in operating assets and liabilities:
Commissions and other receivables	(1,534)	1,484
Prepaid expenses and other current assets	(271)	(709)
Prepaid rent	932	(2,053)
Investments in rabbi trust	(158)	(927)
Other assets	(935)	497
Due from affiliates	—	67,418
Accounts payable and accrued expenses	2,908	(8,537)
Accounts payable and accrued expenses – related party	(334)	—
Income tax payable	(1,543)	—
Commissions payable	(7,891)	(10,482)
Accrued bonuses and other employee related expenses	4,509	(7,303)
Deferred compensation and commissions	813	309
Other liabilities	(1,882)	509

Net cash provided by operating activities	34,908	62,092
Cash flows from investing activities
Payments received on employee notes receivable	68	1,119
Issuances of employee notes receivable	(68)	(345)
Purchase of property and equipment	(1,830)	(3,697)
Proceeds from sale of property and equipment	1	32

Net cash used in investing activities	(1,829)	(2,891)
Cash flows from financing activities
Realized tax benefit of deductible IPO transaction costs	840	—
Principal payments on notes payable to former stockholders	(851)	—
Payments on obligations under capital leases	(16)	(32)
Payments of initial public offering costs	—	(2,574)
Dividends paid to Marcus & Millichap Company	—	(31,181)
Payments received on stock notes receivable from employees	6	158

Net cash used in financing activities	(21)	(33,629)

Net increase in cash and cash equivalents	33,058	25,572
Cash and cash equivalents at beginning of period	100,952	3,107

Cash and cash equivalents at end of period	$134,010	$28,679

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information
Interest paid during the period	$619	$1

Income taxes paid (paid to former parent in 2013)	$22,429	$19,694

Supplemental disclosures of noncash investing and financing activities
Distribution related to stock appreciation rights liability for taxes payable included in accrued bonuses and other employee related expenses	$412	—

Deferred offering costs included in in accounts payable and accrued expenses	$—	$583

Net change in accounts payable and accrued expenses related to property and equipment additions	$(86)	$425

Issuance of restricted stock for notes receivable	$—	$21

Deemed capital contribution from Marcus & Millichap Company	$—	$2,655

Preferred dividends declared but not paid	$—	$6,500

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business, basis of presentation and recent accounting pronouncements

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of September 30, 2014, MMI operates 78 offices in the United States and Canada through its two wholly-owned subsidiaries, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”) and Marcus & Millichap Capital Corporation (“MMCC”).

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

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10–Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed on March 21, 2014, with the SEC. The results of the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014, or for other interim periods or future years.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior-period amounts in the notes to condensed consolidated financial statements and condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations, financial condition, stockholders’ equity or on cash flows subtotals.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and commissions receivable. Cash is placed with high-credit quality financial institutions. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. The Company historically has not experienced any losses in its cash and cash equivalents. For commissions and other receivable, net the Company maintains allowances for estimated credit losses based on management’s assessment of the likelihood of collection. As of September 30, 2014 and December 31, 2013, the Company does not have significant concentration of credit risk.

The Company derives its revenues from a broad range of real estate investors and owners in the United States and Canada, none of which individually represents a significant concentration of credit risk. For the three and nine months ended September 30, 2014 and 2013, no individual transaction represented 10% or more of total revenues.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the current revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for transfer to customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. ASU 2014-09 permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For the Company, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of this new standard.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Currently, there is no guidance under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, the Company will be required to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2017. This new standard will not have an impact to the Company’s consolidated financial position or results of operations.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Computer software and hardware equipment	$8,308	$8,442
Furniture, fixtures, and equipment	14,484	19,530
Less: accumulated depreciation and amortization	(14,963)	(19,412)

	$7,829	$8,560

During the three months ended September 30, 2014, the Company wrote-off approximately $7.7 million of fully depreciated furniture, fixtures, and equipment no longer in use.

The cost and accumulated depreciation of assets subject to capital leases is recorded in furniture, fixtures and equipment and was not material as of December 31, 2013. The Company does not have any remaining capital lease obligations as of September 30, 2014.

Payments for certain improvements to the Company’s leased office space are recorded as prepaid rent. Amortization of prepaid rent is recorded using the straight-line method over the shorter of the estimated economic life or lease term as a charge to rent expense.

3.	Selected Balance Sheet Data

Commissions and Other Receivables, Net

Commissions and other receivables, net consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Commissions due from buyer/seller	$3,624	$3,241
Due from independent contractors and others (1)	2,124	973
Less: allowance for doubtful accounts	(62)	(99)

	$5,686	$4,115

(1)	Represents amounts advanced and other receivables due from the Company’s sales and financing professionals and others.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the allowance for doubtful accounts for the nine months ended September 30, 2014 and 2013 (in thousands):

	September 30, 2014	September 30, 2013
Balance at beginning of period	$(99)	$(129)
Provision for bad debt expense	37	29

Balance at end of period	$(62)	$(100)

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Commission notes receivable	$40	$82
Due from independent contractors (1)	2,799	1,938
Security deposits	1,171	1,126
Other	133	—

	$4,143	$3,146

(1)	Represents amounts advanced and other receivables due from the Company’s sales and financing professionals.

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
SARs liability	$20,296	$19,970
Commissions payable	8,522	8,623
Deferred compensation liability	3,760	3,584

	$32,578	$32,177

SARs Liability

Prior to the IPO, certain employees of the Company were granted stock appreciation rights (“SARs”) under a stock-based compensation program assumed by MMC (“Program”). The SARs agreements were revised and the MMC liability of $20.0 million for the SARs was frozen at March 31, 2013, and was ultimately transferred to MMI through a capital contribution. The SARs liability will be settled with each participant in installments upon retirement or departure. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rate at January 2, 2014 was 5.03%, and MMI recorded interest expense related to this liability of $236,000 and $738,000 for the three and nine months ended September 30, 2014, respectively.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2014, the Company reduced the SARs liability balance in the amount of $412,000 related to a distribution for the settlement of FICA taxes payable on behalf of certain participants.

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

Deferred Compensation Liability

A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. The Company elected to fund the Deferred Compensation Plan through Company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in investments held in rabbi trust caption in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time all or a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate amount credited to the Deferred Compensation Plan’s participants’ accounts.

The net change in the carrying value of the investment assets and the related obligation are recorded in other (expense) income, net and selling, general, and administrative expense, respectively in the condensed consolidated statements of net and comprehensive income and were not material during the three and nine months ended September 30, 2014 and 2013.

Other Liabilities

Other liabilities consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Long term deferred rent	$2,467	$2,952
Accrued legal	—	1,351
Other	6	68

	$2,473	$4,371

4.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS that were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by these former stockholders (“the Notes”), and had been previously assumed by MMC, were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments payable until April 14, 2020. Accrued interest pertaining to the Notes was $252,000 and $425,000 as of September 30, 2014 and December 31, 2013, respectively and was recorded in accounts payable and accrued expenses caption in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2014, interest expense in the amount of $144,000 and $447,000, respectively was recorded in the accompanying condensed consolidated statements of net and comprehensive income. During the nine months ended September 30, 2014, the Company made payments of $1.5 million and of this amount, $851,000 pertained to principal and $618,000 pertained to interest.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Credit Agreement

On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (“Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which matures on June 1, 2017. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. In connection with executing the Credit Agreement, the Company paid bank fees and other expenses in the aggregate amount of $224,000, which are being amortized over the term of the Credit Agreement. The amortization is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. The Company must pay a commitment fee of up to 0.1% per annum, payable quarterly commencing on July 1, 2014, based on the amount of unutilized commitments under the Credit Facility. The commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was not material during the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, there were no amounts outstanding under the Credit Agreement.

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

The Credit Facility contains customary covenants, including financial and other covenants (which require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end on a rolling 4-quarter basis and (ii) total funded debt to EBITDA not greater than 2.0:1.0) as of each quarter end on a rolling 4-quarter basis, reporting requirements and events of default. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of September 30, 2014, the Company was in compliance with all financial and non-financial covenants.

6.	Related-Party Transactions

Shared and Transition Services

Under a shared services arrangement with MMC, MMREIS was charged $1.0 million for reimbursement of health insurance premiums, $112,000 for general and administrative expenses and $493,000 in shared services during the three months ended September 30, 2013 and MMREIS was charged $2.8 million for reimbursement of health insurance premiums, $501,000 for general and administrative expenses and $896,000 in shared services during the nine months ended September 30, 2013. These amounts are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

In connection with the IPO, the shared services arrangement with MMC was replaced by a Transition Services Agreement between the Company and MMC that became effective on October 31, 2013 whereby MMC provides certain services to the Company for a limited period of time. During the three and nine months ended September 30, 2014, $0 and $1.0 million, respectively was incurred for reimbursement to MMC for health insurance premiums and $42,000 and $229,000, respectively for other costs, which are included in selling, general, and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. Effective April 2014, MMI has its own health insurance plan. As of September 30, 2014 and December 31, 2013, $172,000 and $506,000, respectively, remains unpaid and included in accounts payable and other accrued expenses – related party in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financing and Brokerage Services with the Subsidiaries of MMC

For the three months ended September 30, 2014 and 2013, the Company recorded real estate brokerage commissions and financing fees of $872,000 and $0, respectively, and cost of services of $540,000 and $0, respectively from certain subsidiaries of MMC. For the nine months ended September 30, 2014 and 2013, the Company recorded real estate brokerage commissions and financing fees of $932,000 and $382,000, respectively, and cost of services of $576,000 and $238,000, respectively from certain subsidiaries of MMC.

Operating Lease with MMC

The Company has an operating lease with MMC for an office located in Palo Alto, California. The lease expires April 30, 2015. Rent expense for this office totaled $109,000 for each of the three months ended September 30, 2014 and 2013, respectively which is included in selling, general, and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. Rent expense totaled $328,000 and $289,000 for the nine months ended September 30, 2014 and 2013, respectively, which is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Other

Following the IPO, Mr. Marcus, the Company’s founder and Co-Chairman, continues to beneficially own indirectly approximately 67% of the Company’s fully diluted shares, including shares to be issued upon settlement of vested deferred stock units, or DSUs.

Total dividends declared and paid to MMC for the nine months ended September 30, 2013 were $31.1 million. Total dividends declared but not paid for nine months ended September 30, 2013 were $6.5 million. In October 2013, dividends in the amount of $6.5 million were paid.

Prior to its termination on June 30, 2013, the Company was subject to a cash sweep arrangement with MMC. Under the arrangement, the Company’s cash was swept daily into an MMC money market account. The Company received interest on the balances held in the sweep accounts. The Company earned interest of $0 and $74,000 on the balances for the three and nine months ended September 30, 2013, respectively.

The Company, from time-to-time makes advances to non-executive employees. At September 30, 2014 and December 31, 2013, the aggregate principal amount for employee loans outstanding was $419,000 and $418,000, respectively, which is included in employee notes receivable in the accompanying condensed consolidated balance sheets.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments held in a rabbi trust are carried at fair value and considered to be in the Level 1.

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

Common Stock

As of September 30, 2014 and December 31, 2013, there were 36,623,781 and 36,600,897 shares of common stock, $0.0001 par value, issued and outstanding, respectively, including 52,884 and 30,000 restricted stock awards issued to non-employee directors.

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

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At September 30, 2014 and December 31, 2013, there were no preferred shares issued or outstanding.

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

During the three and nine months ended September 30, 2013, employees of MMREIS exercised 0 and 750 stock options, respectively, through the issuance of notes receivable. Cash payments on notes receivable were presented as an increase in consolidated stockholders’ equity. Such notes bore interest at a rate of 5% or 6% per annum and were due in defined installments on various remaining dates through April 15, 2016, which was consistent with the vesting periods of the restricted common stock.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no redemptions or cancellations of stock options during the three and nine months ended September 30, 2013.

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

During the three and nine months ended September 30, 2013, the Company recorded a capital contribution, net of taxes of $1.2 million and $2.7 million, respectively, related to total stock based compensation expense of $2.1 million and $4.7 million, respectively .

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

All RSAs vest in equal annual installments over a three year period from the date of grant. All RSUs vest in equal annual installments over a five year period from the date of grant. Any unvested awards are canceled upon termination of service.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the approval of the 2013 Plan, the Company reserved 5,500,000 shares of common stock for the issuance of awards under the 2013 Plan. At September 30, 2014, there were 2,230,999 shares available for future grants under the Plan.

RSUs/ RSAs

The following table summarizes the Company’s vested and nonvested RSU and RSA activity under the 2013 Plan for the nine month period ended September 30, 2014 (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2013	30,000	313,155	570,760	913,915	$14.46
Granted
February 2014	—	—	38,088	38,088
May 2014	22,884	6,991	31,780	61,655
August 2014	—	6,346	12,474	18,820

Total Granted	22,884	13,337	82,342	118,563	17.06
Transferred	—	(5,158)	5,158	—	14.54
Forfeited/canceled	—	(27,454)	(11,770)	(39,224)	14.67

Nonvested shares at September 30, 2014	52,884	293,880	646,490	993,254	$14.76

Unrecognized stock-based compensation expense as of September 30, 2014 (1)	$563	$3,357	$15,939	$19,859

Weighted average remaining vesting period as of September 30, 2014	2.32	4.28	4.29	4.18

(1)	The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 4.18 years.

RSUs granted to independent contractors are grants made to the Company’s sales and financing professionals, who are considered non-employees under ASC 718. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement. During the nine months ended September 30, 2014, stock-based compensation expense was impacted by an increase in the Company’s common stock price from $14.90 at December 31, 2013 to $30.26 at September 30, 2014.

As of September 30, 2014, there were 2,275,747 fully vested outstanding DSUs. See “Amendments to Restricted Stock and SARs” section above and Note 11 – “Earnings Per Share” for additional information.

Employee Stock Purchase Plan

In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”). The 2013 ESPP Plan had 366,667 shares of common stock reserved and available for issuance at September 30, 2014. The ESPP Plan qualifies under Section 423 of the IRS Code and provides for consecutive, nonoverlapping 6-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. The first offering period began on May 15, 2014.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2014, total unrecognized compensation cost related to the ESPP Plan was $22,000 and is expected to be recognized over a weighted-average period of 0.12 years.

Stock-Based Compensation

The following table summarizes the components of stock-based compensation included in the condensed consolidated statements of net and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted stock and SARs (prior to IPO)	$—	$2,053	$—	$4,679
Employee stock purchase plan	45	—	68	—
RSAs – non-employee directors	61	—	137	—
RSUs - employees	175	—	521	—
RSUs – independent contractors	1,136	—	2,549	—

	$1,417	$2,053	$3,275	$4,679

10.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2014 was 41.2% for each period, compared to 43.5% for each of the three and nine months ended September 30, 2013. The Company’s estimated annual effective tax rate after discrete items for 2014 is 40.9%. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of the estimated annual effective tax rate for the full year, which is based on forecasted income by country where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any. The difference between the statutory tax rate and the Company’s effective tax rate is largely attributable to state income taxes and a full valuation allowance with respect to the deferred tax assets of the Company’s Canadian operations.

The Company completed an analysis related to tax deductibility of IPO transaction costs during the three months ended June 30, 2014, which resulted in a tax benefit of $840,000. This benefit was recognized as an increase to additional paid-in capital and a reduction in current income tax payable and was realized during the three months ended September 30, 2014 as a result of the filing of the 2013 consolidated federal income tax return.

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

Earnings per share information has not been presented for periods prior to the IPO, as the holders of MMREIS Series A Redeemable Preferred Stock were entitled to receive dividends at a rate determined by the Board of Directors, payable in preference and priority to any distribution on MMREIS common stock. Since MMREIS typically distributed its earnings to the Series A Preferred stockholders on a quarter-in-arrears basis, earnings per common share information for MMREIS common stock was not meaningful.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 (in thousands, except per share data):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Numerator (Basic and Diluted):
Net income	$$13,523	$33,101

Denominator:
Basic
Weighted average common shares issued and outstanding	36,624	36,613
Deduct: Unvested RSAs (1)	(53)	(42)
Add: Fully vested DSUs (2)	2,276	2,276

Weighted Average Common Shares Outstanding	38,847	38,847

Basic earnings per common share	$0.35	$0.85

Diluted
Weighted Average Common Shares Outstanding from above	38,847	38,847
Add: Dilutive effect of RSUs and RSAs	164	102

Weighted Average Common Shares Outstanding	39,011	38,949

Diluted earnings per common share	$0.35	$0.85

(1)	RSAs were issued and outstanding to the non-employee directors and have a three year vesting term subject to service requirements. See Note 9 – “Stock-Based Compensation” for additional information.
(2)	DSUs of 2.3 million shares are included in weighted average common shares outstanding as the DSUs were fully vested upon receipt and will be settled in actual stock issued at a rate of 20% per year if the participant remains employed by the Company during that period (or otherwise all unsettled shares of stock upon termination of employment will be settled five years from the termination date). See Note 9 – “Stock-Based Compensation” for additional information.

RSUs totaling 67,000 shares and 618,000 shares, primarily pertaining to grants to the Company’s independent contractors, were excluded from the calculation of diluted earnings per common share for the three and nine months ended September 30, 2014, respectively, as the effects were antidilutive.

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

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with SEC on March 21, 2014, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years, based on data from CoStar and Real Capital Analytics. As of September 30, 2014, we had more than 1,400 investment sales and financing professionals in 78 offices who provide investment brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. For the nine months ended September 30, 2014, we closed more than 5,500 sales, financing and other transactions with total volume of approximately $23.2 billion. During the year ended December 31, 2013, we closed more than 6,600 sales, financing and other transactions with total volume of approximately $24.0 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale and fees upon the financing of commercial properties and, in addition, by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For the nine months ended September 30, 2014, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues. During the year ended December 31, 2013, approximately 90% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 4% from other fees, including consulting and advisory services.

Factors Affecting Our Business

Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate sales and financing transactions. The number and size of these transactions is affected by our ability to recruit and retain sales and financing professionals and by the general trends in the economy and real estate industry, including:

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

Other (Expense) Income, Net

Other (expense) income primarily consists of net gains or losses on deferred compensation plan assets, interest income, foreign currency gains and losses and other non-operating gains and losses.

Interest Expense

Interest expense consists of interest expense associated with SARs liability, notes payable to former stockholders and our credit agreement. See Notes to Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes

From inception through the effective date of the IPO on October 31, 2013, our provision for income taxes was based on a tax-sharing agreement between us and our former parent, Marcus & Millichap Company (“MMC”), which stipulated an effective tax rate annual rate of 43.5% and was utilized to compute our income tax provision (benefit) and the resulting amount due (from) to MMC, which included deferred tax assets and liabilities. The tax-sharing agreement with MMC was terminated effective October 31, 2013. We now file as a stand-alone tax entity for tax purposes beginning with the period ending December 31, 2013. As a stand-alone tax entity, our taxable income is subject to applicable U.S. federal, state and local tax rates in the jurisdictions in which the taxable income is generated. The change to a stand-alone entity for tax purposes may result in material changes to our income tax provision in future years.

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2014 and 2013. The tables included in the period comparisons below provide summaries of our results of operations.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. For the three and nine months ended September 30, 2014, we closed more than 1,900 and 5,500 sales, financing and other transactions with total volume of approximately $9.9 billion and $23.2 billion, respectively. For the three and nine months ended September 30, 2013, we closed more than 1,600 and 4,600 sales, financing and other transactions with total volume of approximately $6.1 billion and $16.2 billion, respectively. Such key metrics for Real Estate Brokerage and Financing are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Brokerage Commissions	2014	2013	2014	2013
Average Number of Sales Professionals	1,312	1,139	1,271	1,101
Average Number of Transactions per Sales Professional	1.1	1.0	3.2	2.9
Average Commission per Transaction	$97,105	$86,749	$91,672	$80,573
Average Transaction Size	$5,500,284	$3,790,048	$4,463,755	$3,568,151
Total Number of Transactions	1,444	1,173	4,017	3,211
Total Sales Volume (in millions)	$7,942	$4,446	$17,931	$11,457

	Three Months Ended September 30,		Six Months Ended September 30,
Financing Fees	2014	2013	2014	2013
Average Number of Financing Professionals	79	72	77	69
Average Number of Transactions per Financing Professional	4.1	4.2	12.5	12.3
Average Fee per Transaction	$24,197	$22,609	$23,231	$22,017
Average Transaction Size	$2,950,386	$2,381,822	$2,576,650	$2,224,446
Total Number of Transactions	325	300	962	848
Total Dollar Volume (in millions)	$959	$715	$2,479	$1,886

Comparison of Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30, 2014	Percentage of Revenue	Three Months Ended September 30, 2013	Percentage of Revenue	Total Dollar Change	Total Percentage Change
(dollars and share amounts in thousands, except per share amounts)
Revenues:
Real estate brokerage commissions	$140,220	92.9%	$101,757	90.9%	$38,463	37.8%
Financing fees	7,864	5.2	6,783	6.1	1,081	15.9
Other revenues	2,805	1.9	3,413	3.0	(608)	(17.8)

Total revenues	150,889	100.0	111,953	100.0	38,936	34.8
Operating expenses:
Cost of services	92,269	61.2	67,718	60.5	24,551	36.3
Selling, general, and administrative expense	34,086	22.6	30,863	27.6	3,223	10.4
Depreciation and amortization expense	813	0.5	747	0.7	66	8.8

Total operating expenses	127,168	84.3	99,328	88.8	27,840	28.0

Operating income	23,721	15.7	12,625	11.2	11,096	87.9
Other (expense) income, net	(308)	(0.2)	247	0.2	(555)	nm
Interest expense	(397)	(0.2)	—	—	(397)	nm

Income before provision for income taxes	23,016	15.3	12,872	11.4	10,144	78.8
Provision for income taxes	9,493	6.3	5,597	5.0	3,896	69.6

Net income	$13,523	9.0%	$7,275	6.4%	$6,248	85.9%

Adjusted EBITDA (1)	$25,641	17.0%	$15,668	14.0%	$9,973	63.7%

Earnings per share (2):
Basic	$0.35
Diluted	$0.35
Weighted average common share outstanding (2):
Basic	38,847
Diluted	39,011

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”
(2)	Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013 as it was not meaningful. See Note 11 – “Earnings Per Share” of our Notes to Condensed Consolidated Financial Statements for additional information on earnings per share.

Revenues.

Our total revenues were $150.9 million for the three months ended September 30, 2014 compared to $112.0 million for the same period in 2013, an increase of $38.9 million, or 34.8%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed 98.8% of the total increase. Increased financing fees primarily contributed the remaining increase in total revenues.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $140.2 million for the three months ended September 30, 2014 from $101.8 million for the same period in 2013, an increase of $38.5 million or 37.8%. The increase was primarily driven by a combination of an increase in the number of investment sales transactions (23.1%) and an increase in the average commission size (11.9%), slightly offset by a decrease in average commission rates during the three months ended September 30, 2014 as compared to the same period in 2013. The average commission rate was impacted by one large transaction during the three months ended September 30, 2014 for which the commission rate was lower than our typical transactions as larger transactions generally earn a lower commission rate.

•	Financing fees. Revenues from financing fees increased to $7.9 million for the three months ended September 30, 2014 from $6.8 million for the same period in 2013, an increase of $1.1 million or 15.9%. The increase was driven by an increase in the number of loan transactions (8.3%) due to an increase in the number of financing professionals and an increase in average loan fees (7.0%), slightly offset by a decrease in average financing fee rates due in part to an increase in the proportion of fees from larger loan transactions during the three months ended September 30, 2014 as compared to the same period in 2013. Larger loan transactions generally earn a lower fee percentage.

•	Other revenues. Other revenues decreased to $2.8 million for the three months ended September 30, 2014 from $3.4 million for the same period in 2013, a decrease of $0.6 million or 17.8%. The decrease was primarily driven by a decrease in referral fees from other real estate brokers during three months ended September 30, 2014 as compared to the same period in 2013.

Total operating expenses.

Our total operating expenses were $127.2 million for the three months ended September 30, 2014 compared to $99.3 million for the same period in 2013, an increase of $27.8 million, or 28.0%. Expenses increased primarily due to an increase in cost of services, which is primarily variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

•	Cost of services. Cost of services for the three months ended September 30, 2014 increased approximately $24.6 million, or 36.3% to $92.3 million from $67.7 million for the same period in 2013. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 61.2% for the three months ended September 30, 2014 compared to 60.5% for the same period in 2013 primarily due to an increase in the proportion of transactions closed by our more senior investment sales professionals who are compensated at higher commission rates.

•	Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2014 increased $3.2 million, or 10.4%, to $34.1 million from $30.9 million for the same period in 2013. The increase was primarily due to (i) a $3.3 million increase in management performance compensation driven by the increase in operating results during the three months ended September 30, 2014 as compared to the same period in 2013, (ii) a $0.7 million increase in sales and marketing expenses incurred to support increased sales activity (iii) a $0.5 million increase in staff salaries and related benefits expenses primarily driven by an increase in headcount in the areas of corporate support in connection with our growth and with being a public company, and (iv) a $0.9 million increase in other expense categories primarily driven by our expansion and business growth. The increases were partially offset by a $1.5 million decrease in legal costs and a $0.7 million decrease in stock-based compensation expense due to the replacement of the pre-IPO stock-based compensation award program.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses for the three months ended September 30, 2014 as compared to the same period in 2013.

Other (expense) income, net

Other (expense) income, net decreased to $(0.3) million for the three months ended September 30, 2014 from $0.2 million for the same period in 2013. The decrease was primarily impacted by the net change in the carrying value of the investment assets held in the rabbi trust, foreign currency losses and other non-operating items.

Interest expense.

Interest expense was $0.4 million and primarily related to interest expense associated with the SARs liability, notes payable to former stockholders and our credit agreement. There were no similar costs for the same period in 2013. See Notes to Condensed Consolidated Financial Statements for additional information.

Provision for income taxes.

The provision for income taxes was $9.5 million for the three months ended September 30, 2014 as compared to $5.6 million in same period in 2013, an increase of $3.9 million or 69.6%. The effective income tax rate for the three months ended September 30, 2014 was 41.2%, compared with 43.5% for the same period in 2013. The effective tax rate for the three months ended September 30, 2014 is based on our estimated annual effective tax rate for 2014. During the three months ended September 30, 2013, our income tax expense was based on the rate specified in the tax-sharing agreement between us and MMC, which was terminated effective October 31, 2013 in conjunction with the IPO.

We calculate our provision for income taxes using an annual effective tax rate based on projected taxable income for the year adjusted for the effects of permanent and discrete items. We anticipate our annual effective tax rate as a stand-alone tax entity to be approximately 40.9% in 2014. Deferred taxes are adjusted for significant changes in temporary items in the period in which they occur. The future effective tax rate may vary from this estimated annual effective rate due to several factors, including but not limited to, the level of state and foreign jurisdiction activity, future changes in tax laws, the amount of future book versus income tax items that are permanent in nature and changes, if any, in a valuation allowance as it relates to deferred tax assets.

Comparison of Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30, 2014	Percentage of Revenue	Nine Months Ended September 30, 2013	Percentage of Revenue	Total Dollar Change	Total Percentage Change
(dollars and share amounts in thousands, except per share amounts)
Revenues:
Real estate brokerage commissions	$368,246	92.1%	258,720	90.2%	$109,526	42.3%
Financing fees	22,348	5.6	18,671	6.5	3,677	19.7
Other revenues	9,150	2.3	9,403	3.3	(253)	(2.7)

Total revenues	399,744	100.0	286,794	100.0	112,950	39.4
Operating expenses:
Cost of services	240,266	60.1	170,395	59.4	69,871	41.0
Selling, general, and administrative expense	99,570	24.9	84,687	29.5	14,883	17.6
Depreciation and amortization expense	2,399	0.6	2,261	0.8	138	6.1

Total operating expenses	342,235	85.6	257,343	89.7	84,892	33.0

Operating income	57,509	14.4	29,451	10.3	28,058	95.3
Other (expense) income, net	(39)	0.0	496	0.2	(535)	(107.9)
Interest expense	(1,202)	(0.3)	—	—	(1,202)	—

Income before provision for income taxes	56,268	14.1	29,947	10.5	26,321	87.9
Provision for income taxes	23,167	5.8	13,025	4.5	10,142	77.9

Net income	$33,101	8.3%	$16,922	6.0%	$16,179	95.6%

Adjusted EBITDA (1)	$63,138	15.8%	$36,799	12.8%	$26,339	71.6%

Earnings per share (2):
Basic	$0.85
Diluted	$0.85
Weighted average common shares outstanding (2):
Basic	38,847
Diluted	38,949

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”
(2)	Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013. See Note 11 – “Earnings Per Share” of our Notes to Condensed Consolidated Financial Statements for additional information on earnings per share.

Revenues.

Our total revenues were $399.7 million for the nine months ended September 30, 2014 compared to $286.8 million for the same period in 2013, an increase of $113.0 million, or 39.4%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed 97.0% of the total increase. Increased financing fees primarily contributed the remaining increase in total revenues net of a slight decrease in other revenues. A portion of the nine months ended September 30, 2014 year-over-year growth was caused by the fears of the “fiscal cliff” which lead to abnormally low sales volumes during the three months ended March 31, 2013 as some sales were accelerated into 2012.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $368.2 million for the nine months ended September 30, 2014 from $258.7 million for the same period in 2013, an increase of $109.5 million or 42.3%. The increase was primarily driven by a combination of an increase in the number of investment sales transactions (25.1%), an increase in the average commission size (13.8%) partially offset by a decrease in average commission rates during the nine months ended September 30, 2014 as compared to the same period in 2013. The average commission rate was impacted by certain large transactions during the nine months ended September 30, 2014 for which the commission rates were lower than our typical transactions as larger transactions generally earn a lower commission rate.

•	Financing fees. Revenues from financing fees increased to $22.3 million for the nine months ended September 30, 2014 from $18.7 million for the same period in 2013, an increase of $3.7 million or 19.7%. The increase was driven by an increase in the number of loan transactions (13.4%) due to an increase in the number of financing professionals combined with an increase in their productivity levels and an increase in average loan fees (5.5%), partially offset by a decrease in average financing fee rates due in part to an increase in the proportion of fees from larger loan transactions, which generally earn a lower fee percentage, during the nine months ended September 30, 2014 as compared to the same period in 2013.

•	Other revenues. Other revenues decreased to $9.2 million for the nine months ended September 30, 2014 from $9.4 million for the same period in 2013, a decrease of $0.3 million or 2.7%. The decrease was primarily driven by a decrease in referral fees generated from other real estate brokers during nine months ended September 30, 2014 as compared to the same period in 2013.

Total operating expenses.

Our total operating expenses were $342.2 million for the nine months ended September 30, 2014 compared to $257.3 million for the same period in 2013, an increase of $84.9 million, or 33.0%. Expenses increased primarily due to an increase in cost of services, which is primarily variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

•	Cost of services. Cost of services for the nine months ended September 30, 2014 increased approximately $69.9 million, or 41.0% to $240.3 million from $170.4 million for the same period in 2013. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 60.1% for the nine months ended September 30, 2014 compared to 59.4% for the same period in 2013 primarily due to an increase in the proportion of transactions closed by our more senior investment sales professionals who are compensated at higher commission rates.

•	Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2014 increased $14.9 million, or 17.6%, to $99.6 million from $84.7 million for the same period in 2013. The increase was primarily due to (i) a $7.7 million increase in management performance compensation driven by the increase in operating results during the nine months ended September 30, 2014 as compared to the same period in 2013, (ii) a $3.5 million increase in staff salaries and related benefits expenses primarily driven by an increase in headcount in the areas of corporate support and sales force support in connection with our growth and with being a public company, (iii) a $1.5 million increase in sales and marketing expenses incurred to support increased sales activity, (iv) a $1.0 million increase in third party service fees primarily driven by operating as a public company, (v) a $0.4 million increase in legal costs, and (vi) a $2.2 million increase in other expense categories primarily driven by our expansion and business growth. The increases were partially offset by a $1.4 million decrease in stock-based compensation expense due to the replacement of the pre-IPO stock-based compensation award program.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses for the nine months ended September 30, 2014 as compared to the same period in 2013.

Other (expense) income, net

Other (expense) income, net decreased to $(39,000) for the nine months ended September 30, 2014 from $0.5 million for the same period in 2013. The decrease was primarily impacted by foreign currency losses, the net change in the carrying value of the investment assets held in the rabbi trust, and other non-operating items.

Interest expense.

Interest expense was $1.2 million for the nine months ended September 30, 2014 and primarily related to interest expense associated with the SARs liability, notes payable to former stockholders and our credit agreement. There were no similar costs for the same period in 2013. See Notes to Condensed Consolidated Financial Statements for additional information on SARs liability and notes payable to former stockholders, respectively.

Provision for income taxes.

The provision for income taxes was $23.2 million for the nine months ended September 30, 2014 as compared to $13.0 million in same period in 2013, an increase of $10.1 million or 77.9%. The effective income tax rate for the nine months ended September 30, 2014 was 41.2%, compared with 43.5% for the same period in 2013. The effective tax rate for the nine months ended September 30, 2014 is based on our estimated annual effective tax rate for 2014. During the nine months ended September 30, 2013, our income tax expense was based on the rate specified in the tax-sharing agreement between us and MMC, which was terminated effective October 31, 2013 in conjunction with the IPO.

We calculate our provision for income taxes using an annual effective tax rate based on projected taxable income for the year adjusted for the effects of permanent and discrete items. We anticipate our annual effective tax rate as a stand-alone tax entity to be approximately 40.9% in 2014. Deferred taxes are adjusted for significant changes in temporary items in the period in which they occur. The future effective tax rate may vary from this estimated annual effective rate due to several factors, including but not limited to, the level of state and foreign jurisdiction activity, future changes in tax laws, the amount of future book versus income tax items that are permanent in nature and changes, if any, in a valuation allowance as it relates to deferred tax assets.

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

A reconciliation of the most directly comparable GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$13,523	$7,275	$33,101	$16,922
Adjustments:
Interest income	(2)	(4)	(6)	(88)
Interest expense	397	—	1,202	—
Provision for income taxes	9,493	5,597	23,167	13,025
Depreciation and amortization	813	747	2,399	2,261
Stock-based compensation	1,417	2,053	3,275	4,679

Adjusted EBITDA	$25,641	$15,668	$63,138	$36,799

Liquidity and Capital Resources

On June 18, 2014, the Company entered into a $60.0 million principal amount senior secured revolving credit facility Credit Agreement with Wells Fargo Bank, National Association dated as of June 1, 2014 (the “Credit Agreement”), which matures on June 1, 2017. As of September 30, 2014, there were no amounts outstanding under the Credit Agreement. See Note 5 – “Credit Agreement” of our Notes to Condensed Consolidated Financial Statements for additional information.

Our primary sources of liquidity are cash and cash equivalents on hand, cash flows from operations and, as necessary borrowings under our Credit Agreement. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations or availability under our Credit Agreement.

Our total cash and cash equivalents balance increased by $33.1 million or 32.7% to $134.0 million at September 30, 2014, compared to $101.0 million at December 31, 2013. The following table sets forth our summary cash flows for the nine months ended September 30, 2014 and 2013:

Cash Flows

	Nine Months Ended September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$34,908	$62,092
Net cash used in investing activities	(1,829)	(2,891)
Net cash used in financing activities	(21)	(33,629)

Net increase in cash and cash equivalents	33,058	25,572
Cash and cash equivalents at beginning of period	100,952	3,107

Cash and cash equivalents at end of period	$134,010	$28,679

Prior to its termination on June 30, 2013, the Company was subject to a cash sweep arrangement with MMC and the change in the Company’s cash held by MMC was considered to be an operating activity. Under the arrangement, the Company’s cash was swept daily into an MMC money market account. The Company received interest on the balances held in the sweep accounts. The Company earned interest of $0.1 million on the balances for the nine months ended September 30, 2013.

Operating Activities

Cash flows provided by operating activities were $34.9 million for the nine months ended September 30, 2014, as compared to $62.1 million for the same period in 2013. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in net working capital. For the nine months ended September 30, 2013, cash flows from operating activities were impacted positively by a decrease in due from affiliates ($67.4 million) principally as a result of the return of cash related to the termination of the cash sweep arrangement with MMC and commissions and other receivables ($1.5 million) partially offset by a reduction in commissions payable ($10.5 million), accounts payable and accrued expenses ($8.5 million), accrued bonuses and other employee related expenses ($7.3 million) and prepaid rent ($2.1 million). For the nine months ended September 30, 2014, cash flows from operating activities were primarily impacted by decreases in commissions payable ($7.9 million), other liabilities ($1.9 million), commissions and other receivables ($1.5 million), income tax payable ($1.5 million) due to the timing of payments partially offset by increases in accrued bonuses and other employee related expenses ($4.5 million) and accounts payable and accrued expenses ($2.9 million).

Investing Activities

Cash flows used for investing activities were $1.8 million for the nine months ended September 30, 2014, as compared to $2.9 million for the same period in 2013. The decrease in cash flows used for investing activities for the nine months ended September 30, 2014, as compared to the same period in 2013 was primarily due to a $1.9 million decrease in cash paid for investment in information technology, computer hardware and software and furniture, fixtures and equipment partially offset by a $0.8 million decrease related to employee notes receivable collections, net of issuances.

Financing Activities

Cash flows used for financing activities were $21,000 for the nine months ended September 30, 2014, as compared to $33.6 million for the nine months ended September 30, 2013. The decrease in cash flows used for financing activities was primarily due to dividend payments to MMC and payments of initial public offering costs totaling $33.8 million during the nine months ended September 30, 2013 with no such comparable payments during the same period in 2014. This decrease was partially offset by a $0.9 million in principal payments on notes payable to former stockholders of MMREIS during the nine months ended September 30, 2014 with no such comparable payments during the same period in 2013. Additionally, the nine months ended September 30, 2014 cash flows from financing activities were impacted positively by a realized tax benefit of deductible IPO transactions costs of $0.8 million with no such comparable tax benefit during the same period in 2013.

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

Critical Accounting Policies; Use of Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no material changes in our critical accounting policies, as disclosed in in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Marcus & Millichap, Inc.

Date: November 10, 2014	By:	/s/ John J. Kerin
John J. Kerin President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	The following financial information in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, is formatted in Extensible Business Reporting Language (XBRL) and electronically submitted herewith: (i) unaudited condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, (ii) unaudited condensed consolidated statements of net and comprehensive income for the three and nine months ended September 30, 2014 and 2013, (iii) unaudited condensed consolidated statements of stockholders’ equity as of September 30, 2014 and December 31, 2013, (iv) unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, and (v) notes to unaudited condensed consolidated financial statements.