Form 10-K
period 2014-12-31
Marcus & Millichap, Inc.
filed 2015-03-09
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-36155

MARCUS & MILLICHAP, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2478370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23975 Park Sorrento, Suite 400 Calabasas, California, 91302

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2014 was approximately $204.1 million, based on the closing price per share of common stock on that date of $25.51 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and executive officers of the registrant and 10% stockholders are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

As of March 2, 2015, there were 37,072,155 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on May 5, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2014.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources and on our knowledge of the commercial real estate market. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe our market position, market opportunity and market size information included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is generally based on 2013 data since 2014 data may not yet have been published.

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

Item 1. Business

Overview

Marcus & Millichap, Inc. (“MMI”), is a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top broker in the United States based on the number of investment transactions over the last 10 years. As of December 31, 2014, we had nearly 1,500 investment sales and financing professionals in 78 offices in the United States and Canada that provide investment brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to developers, lenders, owners and investors. In 2014, we closed more than 7,600 sales, financing and other transactions with total volume of approximately $33.1 billion.

We divide the commercial real estate market into three major segments by investment size:

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

Our sales professionals are specialized by property type and by local market area, as we believe a focused expertise brings value to our clients. Our model and footprint provide an unparalleled level of connectivity to the marketplace. We operate 78 offices in the United States and Canada. We have 61 offices concentrated in 48 major markets consisting of metropolitan areas with a population of at least one million and 17 offices in 17 mid-market locations consisting of metropolitan areas with a population of less than one million. Our broad geographic coverage, property expertise, and significant relationships with both buyers and sellers provide connectivity and increase liquidity in the markets we serve. By closing more transactions annually than any other firm (based on data from CoStar Group, Inc. and Real Capital Analytics that includes apartment, retail, office, and industrial sales), our sales professionals are able to provide clients with a broad and deep perspective on the investment real estate market locally, regionally and nationally.

We generate revenues by collecting commissions upon the sale and financing of commercial properties. These fees consist of commissions collected upon the sale of an asset, based upon the sales price of the property, and fees collected by our financing subsidiary from the placement of loans. In 2014, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues, including consulting and advisory services.

Marcus & Millichap Investment Sales, Financing and Other Transactions by Property Type

The following tables show the number and dollar volume (in Billions) of investment sales, financing and other transactions in 2014 compared to 2013 by property type and investor segment:

	2014 Transactions		2013 Transactions		Change Increase (Decrease)
Property Type	Number	Volume	Number	Volume	Number	Volume
Multifamily	3,142	$16.1	2,892	$12.9	250	$3.2
Retail	2,948	10.3	2,396	6.3	552	4.0
Office	480	1.8	470	1.5	10	0.3
Hospitality	240	1.1	130	0.5	110	0.6
Land	173	0.5	128	0.2	45	0.3
Industrial	172	0.7	145	0.5	27	0.2
Self-Storage	160	0.7	109	0.5	51	0.2
Manufactured Housing	90	0.4	84	0.4	6	—
Seniors Housing	61	0.7	73	0.6	(12)	0.1
Mixed – Use / Other	201	0.8	181	0.6	20	0.2

Total	7,667	$33.1	6,608	$24.0	1,059	$9.1

	2014 Transactions		2013 Transactions		Change Increase (Decrease)
Investor Segment	Number	Volume	Number	Volume	Number	Volume
Private Client $1 to $10 Million	5,198	$15.6	4,312	$12.8	886	$2.8
Private Client < $1 Million	1,861	1.1	1,876	1.1	(15)	—
Hybrid	392	5.4	263	3.5	129	1.9
Institutional	216	11.0	157	6.6	59	4.4

Total	7,667	$33.1	6,608	$24.0	1,059	$9.1

Corporate Information

We were formed as a sole proprietorship in 1971, incorporated in California on August 26, 1976 as G. M. Marcus & Company, and we were renamed as Marcus & Millichap, Inc. in August 1978, Marcus & Millichap Real Estate Investment Brokerage Company in September 1985, and Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”) in February 2007. Prior to the completion of our initial public offering (“IPO”), MMREIS was majority-owned by Marcus & Millichap Company (“MMC”) and all of MMREIS’ preferred and common stock outstanding was held by MMC and its affiliates or officers and employees of MMREIS. In June 2013, in preparation for the spin-off of its real estate investment services business (the “Spin-Off”), MMC formed a holding company called Marcus & Millichap, Inc. in Delaware. Prior to the completion of our IPO, the shareholders of MMREIS contributed the shares of MMREIS to Marcus & Millichap, Inc. in exchange for common stock of Marcus & Millichap, Inc., and MMREIS became a wholly owned subsidiary of Marcus & Millichap, Inc.

Our principal executive offices are located at 23975 Park Sorrento, Suite 400, Calabasas, California 91302. Our telephone number at this location is (818) 212-2250. Our website address is www.marcusmillichap.com. The information on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

Competitive Strengths

We believe the following strengths provide us with a competitive advantage and opportunities for success:

National Platform Focused on Investment Brokerage. We are committed to building the leading national investment brokerage business. To achieve our goal, we focus on investment brokerage as opposed to other businesses such as leasing or property management. We combine proprietary technology and processes to market investment real estate with highly qualified sales professionals in 78 offices across the United States and Canada. Our commitment to specialization is also reflected in how we organize our sales professionals by property type and market area, which enhances our skills, relationships and market knowledge required for achieving the best results for our clients.

Market Leader in the Private Client Segment. We are the leading commercial real estate investment broker in the United States based on the number of transactions. We focus primarily on the private client segment of the market, consisting of transactions with prices under $10 million, which accounted for over 90% of the number of our transactions in 2014. This segment represents the vast majority of the number of commercial properties in the United States and is characterized by high asset turnover rates due to personal circumstances and business reasons, such as death, divorce and changes in partnership and other personal or financial circumstances. The private client brokerage industry is highly fragmented and characterized by high barriers to entry. These barriers include the need for a large, specialized sales force prospecting private clients, the difficulty in identifying and establishing relationships with such investors and the challenge of serving their needs locally, regionally and nationally. For transactions in the $1 million to $10 million range nationally, the top 10 brokerage firms represented just 21.1% (includes apartment, retail, office, and industrial sales; list-side) of commercial property sales in 2013. We believe our core business is the least covered segment by national firms, and is significantly underserved by local and regional firms that lack a multi-market platform.

Platform Built for Maximizing Investor Value. We have built our business to maximize value for real estate investors through an integrated set of services geared toward our clients’ needs. Within investment sales, we are committed to an investment brokerage specialization, providing the largest sales force in the industry, fostering a culture and policy of information sharing on each asset we represent and using proprietary technology that facilitates real-time buyer-seller matching. Our investment sales organization underwrites, positions and markets investment real estate to the largest pool of qualified buyers. We coordinate proactive marketing campaigns that access the investor relationships and resources of the entire firm, far beyond the capabilities of an individual listing agent. These efforts produce wide exposure to investors who we identify as high-probability bidders for each asset.

We have one of the largest teams of financing professionals in the investment brokerage industry through Marcus & Millichap Capital Corporation (“MMCC”). MMCC provides financing expertise and access to debt capital by securing competitive loan pricing and terms for our clients. In 2014, MMCC closed more than 1,300 financings with an aggregate loan value of approximately $3.8 billion, making us a leading mortgage broker in the industry. Finally, our market research analyzes the latest local and national economic and real estate trends, enabling our clients to make informed investment and financing decisions. These integrated services enable us to facilitate transactions for our clients across different property types and markets.

Management with Significant Investment Brokerage Experience. The majority of our regional managers are former senior sales professionals of the firm who now focus on management and do not compete with our sales force. As executives of the firm dedicated to hiring, training, developing and supporting our sales professionals, their investment brokerage background is extremely valuable. Our top sales professionals are trained, developed and supported by our regional managers. Our comprehensive training and development programs rely greatly on the regional managers’ personal involvement. Their past experience as senior sales professionals plays a key role in helping our junior professionals establish technical and client service skills. Our regional managers also coach our sales professionals in setting up, developing and growing their relationships with clients. We believe this management structure has helped the firm create a competitive advantage and achieve better results for our clients.

Growth Strategy

We have a long track record of successful growth in our core business driven by opening new offices and by hiring, training and developing new sales and financing professionals. Since the implementation of our long-term growth plan in 1995, our revenue has increased sevenfold and we have grown from approximately 416 sales professionals in 22 offices to nearly 1,500 sales and financing professionals in 78 offices in the United States and Canada. To drive our future growth, we continually seek to expand our national footprint and optimize the size, product segmentation and specialization of our team of sales and financing professionals. The key strategies of our growth plan include:

Increase Market Share in Our Core Business. Our core business is focused on the highly fragmented private client segment. The top 10 brokerage firms accounted for only 21.1% (includes apartment, retail, office, and industrial sales; list-side) of 2013 sales in the $1 million to $10 million range. Our industry leading market share of 7.4% in this segment creates significant opportunity for us to expand our market presence and bring our unique client service offerings to a larger portion of the segment. We leverage our existing platform, relationships and brand recognition among private clients to grow through expanded marketing and coverage. Our growth plan includes the following components:

•	Grow in Targeted Locations. Our plan targets specific markets and calls for both expansion of existing offices and opening additional offices. We have assigned key executives and managers to these markets and our recruiters have begun to hire additional experienced sales professionals. We have targeted markets based on population, employment, commercial real estate sales, inventory and competitive landscape. In addition, we have developed optimal office plans to capitalize on these factors by tailoring sales force size, coverage and composition by office and business activity. We expect this intensified focus on target markets, coupled with new marketing campaigns, reassigned geographic boundaries and team development, to result in significant growth.

•	Grow in Specialty Property Types. We believe that specialty property types, including hospitality, multifamily tax credit and affordable housing, student housing, manufactured housing, seniors housing and self-storage, offer significant room for growth. To take advantage of these opportunities, we are increasing our property type expertise by continuing to add regional directors who can bring added management capacity, business development and sales professional support. These executives will work with our regional and group managers to increase sales professional hiring, training, development and redeployment, and to execute various branding and marketing campaigns to expand our presence in key property types.

•	Increase Sales Professional Hiring. We grow our business by hiring, training and developing sales professionals. Recently, we increased our focus on hiring experienced sales professional through our recruiting department, specialty directors and regional managers. Our new sales professionals are trained in all aspects of real estate fundamentals and client service through formal training and apprenticeship programs. As these sales professionals mature, we continue to provide best practices and specialty training. When hiring more experienced sales professionals, we have focused on cultural fit. We believe this model creates a high level of teamwork, as well as operational and client service consistency.

Grow Financing Services. We are focused on growing our financing services provided through MMCC. We are taking steps that we believe will substantially increase our internal loan business capture rate. We intend to execute our growth strategy by expanding financing services in markets currently served by us and by increasing the capacity of financing professionals in offices we currently serve and in offices that do not have an MMCC presence or an MMCC presence is underutilized. In addition, in order to continue to increase our internal loan capture rate we are enhancing our cross-selling training, education and internal branding. We also plan to enhance MMCC’s service platform and explore expanding our revenue sources by developing other services such as mezzanine financing, HUD products, equity placement and conduit financing.

Expand Our Market Share of Larger Transactions. Our extensive relationships with private clients have enabled us to capture a greater portion of commercial real estate transactions in excess of $10 million and bridge the private and institutional capital markets in recent years. Our ability to connect private capital with institutional assets plays a major role in differentiating our services. In 2011, we introduced a division dedicated to serving major investors branded as Institutional Property Advisors (“IPA”), in the multifamily sector. This strategy has met with great success and market acceptance and provides a vehicle for growth by delivering our unique service platform within the hybrid and institutional multifamily, institutional retail and office sectors.

Our Company

We provide investment brokerage and financing services to investors of all types and sizes of commercial real estate assets. We are a leading national investment brokerage company primarily focused on private clients transacting in the under $10 million price range. This is the largest and most active market segment and comprised over 80% of total U.S. commercial property sales over the last ten years. We have nearly 1,500 sales and financing professionals in 78 offices in the United States and Canada. We have 61 offices concentrated in 48 major markets consisting of metropolitan areas with a population of at least 1 million and 17 offices in 17 mid-market locations consisting of metropolitan areas with a population of less than 1 million. We leverage our relationships with investors and use proprietary marketing tools to match properties with qualified buyers. Our financing professionals obtain competitive debt financing for buyers of our properties and owners who need to refinance or restructure their positions. The following graph shows our transactions in investment sales, financing and other from 2005 to 2014:

Investment Sales, Financing and Other Transactions, 2005-2014

The real estate market is cyclical and our results are impacted by many macro and micro economic factors as discussed in Item 1A – Risk Factors. In 2007, the global credit markets began to show signs of distress resulting in a shortage of liquidity in some financing markets, including real estate. Beginning in late 2008, the credit crisis and recession greatly affected the commercial real estate industry, resulting in a dramatic decline in sales volume and revenue. Despite the severity of the market downturn, we maintained all of our offices and services, enabling us to quickly take advantage of the market recovery and resume our growth. As the real estate and financing markets recovered after 2009, our sales volume has grown significantly now exceeding pre-downturn levels both as a result of the market transaction growth and our growth initiatives which expanded our market presence. As a result our revenues have grown at a compounded annual growth rate of 29.2% from 2009 to 2014.

Geographic Locations. We have offices across the United States in 35 states and in Canada in three provinces, with nearly 1,500 sales and financing professionals in 61 offices in major metropolitan markets and 17 offices in mid-market locations. Below is a map reflecting the geographic location of our offices as of December 31, 2014.

Our Services. We offer two primary services to our clients: commercial real estate investment brokerage and financing.

Commercial Real Estate Investment Brokerage. Our primary business and source of revenue is the representation of commercial property owners as their exclusive investment broker in the sale of their properties. Commissions from investment sales accounted for approximately 92% of our revenues in 2014. Sales are generated by maintaining relationships with property owners, providing market information and trends to them during their investment or “hold” period and being selected as their representative when they decide to sell or exchange their commercial property with a similar asset. We collect commissions upon the sale of each asset based on a percentage of sales price. These commission percentages are typically inversely correlated with sales price and thus are generally higher for smaller transactions. Our sales professionals also represent buyers in fulfilling their investment real estate acquisition needs; however, the vast majority of our investment sales business is generated from our exclusive representation of sellers.

Our core business concentration is aligned with the largest market segment as illustrated in the charts below. These charts show the number of our transactions by investor segment in 2013 and the number of multifamily, retail, office and industrial property sales in 2013, for properties priced at $1 million or greater in the commercial real estate industry:

Number of Transactions by Investor Segment*

Marcus & Millichap	Commercial Real Estate Industry

*	Includes multifamily, retail, office and industrial sales $1 million and greater. Sources: CoStar Group, Inc. and Real Capital Analytics.

In 2014, we closed 5,588 investment sales transactions in a broad range of commercial property types, with a total sales volume of approximately $25.4 billion. In the last 10 years, we have closed more transactions than any other firm. We have significantly diversified our business beyond our historical focus on multifamily properties. The following table shows the various property types included in our investment sales transactions in 2014 and 2013 (volume in billions):

Marcus & Millichap Investment Sales Transactions by Property Type

	2014 Transactions		2013 Transactions		Change Increase (Decrease)
Property Type	Number	Volume	Number	Volume	Number	Volume
Retail	2,317	$8.6	1,899	$5.1	418	$3.5
Multifamily	2,157	11.6	1,839	9.0	318	2.6
Office	308	1.3	296	0.9	12	0.4
Hospitality	173	0.7	95	0.4	78	0.3
Land	152	0.5	111	0.2	41	0.3
Self-Storage	132	0.6	83	0.3	49	0.3
Industrial	128	0.6	105	0.3	23	0.3
Manufactured Housing	68	0.3	55	0.3	13	—
Seniors Housing	53	0.7	55	0.5	(2)	0.2
Mixed – Use / Other	100	0.5	96	0.3	4	0.2

Total	5,588	$25.4	4,634	$17.3	954	$8.1

We are building on our track record of growth in multifamily and retail by expanding our coverage into additional property types. These include self-storage, hospitality, seniors housing, multifamily tax credit and affordable housing and manufactured housing, where we are already a leading broker but have significant room for additional growth due to market size and opportunity. We are also expanding our specialty group management and support infrastructure, specialized branding and business development customized to each of these sectors and intensifying our recruiting efforts, which we believe will result in increased business in the various property types.

We underwrite, value, position and market properties to reach the largest and most qualified pool of buyers. We offer our clients the industry’s largest team of investment sales professionals operating with a culture and policy of information sharing, powered by our proprietary system, MNet, which enables real-time buyer-seller matching. We use a proactive marketing campaign that leverages the investor relationships of our entire sales force, direct marketing and a suite of proprietary web-based tools that connects each asset with the right buyer pool. We strive to maximize value for the seller by generating high demand for each asset. Our approach also provides a diverse, consistently underwritten inventory of investment real estate for buyers. When a client engages one of our sales professionals, they are engaging an entire system, structure and organization committed to maximizing value for our clients.

Financing. MMCC is a broker of debt financing for commercial properties in the under $10 million market segment. MMCC has 82 financing professionals in 37 offices as of December 31, 2014. We generate revenue in the form of financing fees collected from the placement of loans with banks, insurance companies, government agencies and commercial mortgage backed securities (“CMBS”), conduits. MMCC’s financing fees vary by loan amount and type. In 2014, MMCC completed more than 1,300 financing transactions with a value of $3.8 billion and accounted for approximately 6% of our revenues. MMCC’s size, market reach and sales volume enables us to establish long-term relationships and special programs with various capital sources. This in turn improves MMCC’s value proposition to borrowers seeking competitive financing rates and terms. MMCC is not limited to promoting in-house or exclusive capital sources and seeks the most competitive financing solution for each client’s specific needs and circumstances. We place loans for refinancing not involving a sale as well as acquisition financing for individual assets and portfolios. During 2014, approximately 49% of MMCC’s revenues came from refinance activities, 47% were derived from placing acquisition financing and 4% from other financing activities.

MMCC is fully integrated with our investment sales force under the supervision of our regional managers, which promotes cross selling, information sharing, business referrals and better client service. By leveraging our national network of sales professionals, we are able to provide clients with the latest property and capital markets information and partner with national and regional lenders to secure loan packages that meet our clients’ financial objectives.

In the future, we plan on expanding MMCC debt and equity offerings by adding internally controlled programs which may, but not necessarily include CMBS products, structured debt products (mezzanine and preferred equity), HUD and other GSE products. To accomplish this, we intend to hire experienced financing professionals and capital market teams in these areas and establish relationships with capital sources that specialize in these products.

Other Services: Research, Advisory and Consulting. Our research, advisory and consulting services are designed to assist clients in forming their investment strategy and making transaction decisions. Our advisory and consulting services are coordinated with both our sales and financing professionals and are designed to provide customized analysis and increase customer loyalty and long-term relationships.

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

Competition

We compete in investment brokerage and financing within the commercial real estate industry on a national, regional and local basis. Competition is based on a number of critical factors, including the quality and expertise of our sales and financing professionals, our execution skills, agent support, brand recognition and our business reputation. We primarily compete with other brokerage and financing firms that seek investment brokerage and financing business from real estate owners and investors. To a lesser extent, we compete with in-house real estate departments, owners who may transact without using a brokerage firm, direct lenders, consulting firms and investment managers, some of which may have greater financial resources than we do. Our relative competitive position also varies across geographies, property types and services. In investment sales, our competitors on a national level include CBRE Group, Inc., Colliers International, HFF, Inc. and Jones Lang LaSalle. Our major financing competitors include HFF, Inc., CBRE Group, Inc., Jones Lang LaSalle, Walker & Dunlop, Berkadia Commercial Mortgage LLC, Grandbridge Real Estate Capital, and NorthMarq Capital, LLC. The investment sales firms mainly focus on larger sales and institutional investors and are not heavily concentrated in our main area of focus, which is the under $10 million private client market. However, there is cross over and competition between us and these firms. There are also numerous local and regional competitors in our markets, as well as competitors specializing in certain property types. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive.

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

We rebuilt our website in 2014 to enhance our interactions with buyers and sellers of properties. Our website is designed not only to bring in new clients for our sales and financing professionals, but also to make our inventory of properties available for maximum exposure for our sellers and providing buyers an opportunity to engage with our sales and financing professionals. Our website averages approximately 117,000 web users per month (based on data from Google Analytics) and also serves as a portal for delivery of online marketing materials and for deal collaboration.

Marketing and Branding

Our 44 years of investment brokerage specialization and concentration in the private client segment have established our brand as the leading broker of investment real estate as well as a trusted source of market research and financing solutions. In recent years, the company has also garnered recognition among larger private investors and institutions due to our integrated platform and capability of linking private and institutional capital. We continue to strengthen and broaden the firm’s name recognition and credibility by executing a variety of marketing and branding strategies. Locally, our offices and sales and financing professionals engage in numerous events, direct mail campaigns, and investor symposiums and participate in real estate conferences and organizations for various market segments. Our regional managers and sales and financing professionals develop long-term client relationships and promote the firm’s brand through these avenues.

Our research division produces more than 900 publications and client presentations per year and has become a leading source of information for the industry as well as the general business media. We provide research on 13 commercial property types covering: multifamily, retail, office, industrial, capital markets/financing, single-tenant net lease, seniors housing, student housing, self-storage, hospitality, medical office, manufactured housing and tax credit low income housing. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing and yield trends, and is designed to assist investors in their strategy formation and decisions relating to specific assets, and help our sales professionals develop and maintain relationships with clients.

Our transactional and market research expertise result in significant print, television and online media coverage including most major real estate publications such as GlobeStreet, Multi-Housing News, Commercial Property Executive and National Real Estate Investor as well as local market and major national news outlets such as The Wall Street Journal, Los Angeles Times, Chicago Tribune, Bloomberg Businessweek, Investors Business Daily and Financial Times. We frequently have featured speaking roles in key regional and national industry events, and we are regularly quoted in regional and national publications and media, and deliver content directly to the real estate investment community through print, electronic publications and video. Nationally, our specialty groups and capital markets executives actively participate in various trade organizations, many of which focus on specific property types and provide an effective vehicle for client relationship development and branding

We believe all these activities create significant exposure and name recognition for our firm which fosters and builds strong, long-term client relationships.

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

Government Regulation

We are subject to various real estate regulations. The company is licensed as a mortgage broker and a real estate broker in 44 states in the United States and three provinces in Canada. We are a licensed broker in each state in which we have an office, as well as those states where we frequently do business. We are also subject to numerous other federal, state and local laws and regulations that contain general standards for, and prohibitions on, the conduct of real estate brokers and sales associates, including agency duties, collection of commissions, telemarketing, advertising and consumer disclosures.

Employees and Sales and Financing Professionals

As of December 31, 2014, we had 1,494 sales and financing professionals of which 1,417 are exclusive independent contractors and the remainder are our employees.

We had 611 employees as of December 31, 2014, consisting of 77 financing professionals, 18 in communications and marketing, 19 in research, and 497 in sales and financing management and support and general and administrative functions. We believe our employee relations are good.

Most of the company’s sales professionals are classified as independent contractors under state and IRS guidelines. As such, the company generally does not pay for the professional’s expenses or benefits or withhold payroll taxes; rather they are paid from the commissions earned by the company upon the closing of a transaction, and these individuals do not earn a salary from which taxes are withheld. Almost all of the sales professionals hold applicable real estate broker licenses and execute a “Salespersons Agreement” setting out the relationship between the professional and the company. Each professional is obligated to provide brokerage services exclusively to the company, and is provided access to the company’s information technology, research and other support and business forms. Each professional generally reports on their activities to either the local regional manager, or in some cases to product specialty managers.

Our sales and financing professionals are located in offices throughout the United States and Canada, each led by a regional manager with previous investment brokerage experience and an active brokerage license. We have 45 regional managers, who are responsible for hiring, developing and deploying sales professionals, managing regional and mid-market offices, and supervising MMCC originators and support staff in their region. We also have five group managers who oversee regional managers and multiple offices; group managers hire, develop, and support our regional managers and provide additional leadership and support for our sales force. Finally, our management structure includes national specialty directors who lead each property type. Our national specialty directors develop our national and local brand in each property type, develop major accounts and coordinate multi-market assignments on behalf of large clients.

Traditionally, our growth has been driven by hiring, training and developing new sales and financing professionals. Our new sales and financing professionals are trained in our technical and client service standards through a comprehensive program starting with pre-training, formal training and apprenticeship programs. While continuing to improve the hiring, training and developing of new sales and financing professionals remains a major priority, we have also expanded our hiring strategy to include more experienced sales and financing professionals who fit our culture and values. Over the past several years, experienced sales and financing professionals, including some top performers previously with national competitors, have joined the firm and have become productive members of our team. As sales professionals mature, we continue with specialized training and best practices sessions by tenure, which are conducted by senior management, regional managers, leading sales professionals and our national specialty directors. The goal of this rigorous approach to training is to continually improve our team’s skill set and client services. Our sales force conducts business the same way across the country to deliver a high level of consistency, professionalism and reliability to our clients who often buy and sell investments in variety of locations and/or property types.

As of December 31, 2014, approximately 29% of our sales and financing professionals have been with the company for less than one year, 28% have been with us for one to three years, 8% for three to five years, and 35% for more than five years. Our sales and financing professionals receive a percentage of the commission received by the company. As sales and financing professionals become more senior, they receive a larger percentage of the commission based on tenure and production. Depending on the aggregate gross commissions, a portion of the sales and financing professional’s commission may be deferred for three years.

Emerging Growth Company Status

We currently are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act, and therefore, we are subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Available Information

Our website address is www.marcusmillichap.com. Information on our website does not constitute part of this report and inclusions of our internet address in this Annual Report on Form 10-K are inactive textual references only. We are required to file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act, with the SEC. We make available free of charge through a link provided on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. Such reports are available as soon as reasonably practicable after they are filed with the SEC.

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

We also make available on our website and will provide print copies to stockholders upon request, (i) our corporate governance guidelines, (ii) our code of ethics, and (iii) charters of the audit, compensation, corporate governance and nominating committees of our board of directors.

From time to time, we may announce key information in compliance with Regulation FD by disclosing that information on our website.

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

Overview

We are impacted by and manage many risk factors detailed below affecting our business including External Business Risks, Human Resource and Personnel Risks, Internal Business Risks, and Risks related to the Ownership of Our Common Stock. Many of these factors described below in External Business Risk, are outside of our control. In addition, we are a personnel and relationship intensive business rather than a capital intensive business. While all the risk factors discussed below have the potential to negatively impact our business, the most significant risks facing the company are the general economic conditions and commercial real estate market conditions risk and our ability to attract and retain qualified and experienced managers and sales and financing professionals.

External Business Risks

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

Negative economic conditions, changes in interest rates, credit and liquidity issues in the capital markets, disruptions in capital markets and/or declines in the demand for commercial real estate investment and related services in international and domestic markets or in significant markets in which we do business, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In particular, the commercial real estate market is directly impacted by the lack of debt and/or equity for commercial real estate transactions, increased interest rates and changes in monetary policies by the Federal Reserve, changes in the perception that commercial real estate is an accepted asset class for portfolio diversification, and slowdowns in economic activity that could cause residential and commercial tenant demand to decline, which would adversely affect the operation and income of commercial real estate properties.

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

There is no assurance that we will be able to continue to compete effectively or maintain our current fee arrangements with our private clients or margin levels or we will not encounter increased competition. The services we provide to our clients are highly competitive on a national, regional and local level. Depending on the geography, property type or service, we face competition from, including, but not limited to, commercial real estate service providers, in-house real estate departments, private owners and developers, commercial mortgage servicers, institutional lenders, research and consulting firms, and investment managers, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional or national firms. Although most are substantially smaller than we are, some of these competitors are larger on a local, regional or national basis, and we believe more national firms are exploring entry into or expansion in the under $10 million private investor segment. We may face increased competition from even stronger competitors in the future due to a trend toward acquisitions and consolidation. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and sales and financing professionals, and either recruit our employees and sales and financing professionals or cause us to increase our level of compensation necessary to retain employees or sales and financing professionals, or recruit new employees or sales and financing professionals. These occurrences could cause our revenue to decrease, which could have an adverse effect on our business, financial condition and results of operations.

Our brokerage operations are subject to geographic and commercial real estate market risks, which could adversely affect our revenues and profitability.

Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market regions throughout the United States and Canada. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We have more offices and realize more of our revenues in California, the Midwest, the Northeast and the Southeast. In 2014, we earned approximately 29%, 17%, 15% and 13% in California, the Midwest, the Southeast and the Northeast,

respectively. In particular, we are subject to risks related to the California economy and real estate markets. In addition to economic conditions, this geographic concentration means that California-specific legislation, taxes and regional disasters such as earthquakes could disproportionately affect us. A downturn in investment real estate demand or economic conditions in these regions could result in a further decline in our total gross commission income and profitability and have a material adverse effect on us.

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

Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), provides for tax-free exchanges of real property for other real property. Legislation has been proposed on several occasions that would repeal or restrict the application of Section 1031. If tax-free exchanges under Section 1031 were to be limited or unavailable, our clients or prospective clients may decide not to purchase or sell property that they would have otherwise purchased or sold due to the tax consequences of the transaction, thus reducing the commissions we would have otherwise received. Any repeal or significant change in the tax rules pertaining to like-kind exchanges could have a substantial adverse impact on our business and the value of our stock.

The Internet could devalue our information services and lead to reduced client relationships, which could reduce the demand for our services.

The dynamic nature of the Internet, which has substantially increased the availability and transparency of information relating to commercial real estate listings and transactions, could change the way commercial real estate transactions are done. This has occurred to some extent in the residential real estate market as online brokerage and/or auction companies have eroded part of the market for traditional residential real estate brokerage firms. The proliferation of large amounts of data on the Internet could also devalue the information that we gather and disseminate as part of our business model and may harm certain aspects of our investment brokerage business in the event that principals of transactions prefer to transact directly with each other. The rapid dissemination and increasing transparency of information, particularly for public companies, increases the risks to our business that could result from negative media or announcements about ethics lapses or other operational problems, which could lead clients to terminate or reduce their relationships with us.

Our businesses, financial condition, results of operations and prospects could be adversely affected by new laws or regulations or by changes in existing laws or regulations or the application thereof. If we fail to comply with laws and regulations applicable to us, including in our role as a real estate broker or mortgage broker, we may incur significant financial penalties.

We are subject to numerous federal, state, local and foreign regulations specific to the services we perform in our business, as well as laws of broader applicability, such as tax, securities and employment laws. In general, the brokerage of real estate transactions requires us to maintain applicable licenses where perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. We could also be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.

Our business is also governed by various legislation limiting the manner in which prospective clients may be contacted, including federal and state “Do Not Call” and “Do Not Fax” regulations. We may be subject to legal claims and governmental action if we are perceived to be acting in violation of these laws and regulations. We may also be subject to claims to the extent individual employees or sales and financing professionals breach or fail to adhere to company policies and practices designed to maintain compliance with these laws and regulations. The penalties for violating this legislation can be material, and could result in changes in which we are able to contact prospective clients.

As the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with numerous licensing regimes and the possible loss resulting from non-compliance have increased. New or revised legislation or regulations applicable to our business, both within and outside of the United States, as well as changes in administrations or enforcement priorities may have an adverse effect on our business, including increasing the costs of compliance or preventing us from providing certain types of services in certain jurisdictions or in connection with certain transactions or clients. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

Human Resource and Personnel Risks

If we are unable to attract and retain qualified and experienced managers, sales and financing professionals, our growth may be limited and our business and operating results could suffer.

Our most important asset is our people, and our continued success is highly dependent upon the efforts of our managers and sales and financing professionals. If these managers or sales and financing professionals leave our company, we will lose the substantial time and resources we have invested in training and developing those individuals and our business, financial condition and results of operations may suffer. Additionally, such events may have a disproportionate adverse effect on our operations if the most experienced sales and financing professionals do not remain with us or if these events occur in geographic areas where substantial amounts of our brokerage revenues are generated. Furthermore, if the commission structure changes in the market, our commission compensation may become relatively less attractive to sales professionals.

In addition, our competitors may attempt to recruit our sales and financing professionals. For a variety of reasons, the exclusive independent contractor arrangements we have entered into or may enter into with sales professionals may not prevent these sales professionals from departing and competing against us. Additionally, we currently do not have employment agreements with most key employees, and there is no assurance that we will be able to retain their services.

A component of our growth has also occurred through the recruiting, hiring, training and retention of key experienced sales and financing professionals. Any future growth through recruiting these types of professionals will be partially dependent upon the continued availability of qualified candidates fitting the culture of our firm at reasonable employment terms and conditions. However, individuals whom we would like to hire may not be available upon reasonable terms and conditions. In addition, the hiring of new personnel involves risks that the persons acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of persons acquired will prove incorrect.

If we lose the services of our executive officers or certain other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team, who are important to our vision, strategic direction and culture. Our current long-term business strategy was developed in large part by our senior-level officers and depends in part on their skills and knowledge to implement, and also includes a focus on new growth and investment initiatives that may require additional management expertise to successfully execute our strategy. We may not be able to offset the impact on our business of the loss of the services of our senior management or other key officers or employees or recruit additional talent.

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

The concentration of sales among our top sales and financing professionals could lead to losses if we are unable to retain them.

Our most successful sales and financing professionals are responsible for a significant percentage of our revenues. They also serve as mentors and role models, as well as provide invaluable training for younger professionals, which is an integral part of our culture. This concentration of sales and value among our top sales and financing professionals can lead to greater and more concentrated risk of loss if we are unable to retain them, and have a material adverse impact on our business and financial condition. Furthermore, many of our sales and financing professionals work in teams. If a team leader or manager leaves our company, his or her team members may leave with the team leader.

Most of our sales professionals are independent contractors, not employees, and if federal or state law mandates that they be employees, our business would be adversely impacted.

Most of our sales professionals are retained as independent contractors, and we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable to some or all of our sales professionals. Further, if legal standards for classification of these sales professionals as independent contractors change or appear to be changing, it may be necessary to modify our compensation structure for these sales professionals in some or all of our markets, including paying additional compensation or reimbursing expenses. If we are forced to classify these sales professionals as employees, we would also become subject to laws regarding employee classification and compensation, and to claims regarding overtime, minimum wage, and meal and rest periods. We could also incur substantial costs, penalties and damages due to future challenges by current or former sales professionals to our classification or compensation practices. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and impair our ability to attract clients and sales and financing professionals.

Fraud, or theft, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

If our employees or sales and financing professionals engage in misconduct, our business could be adversely affected. It is not always possible to deter misconduct, and the precautions we take to deter and prevent this activity may not be effective in all cases. If our employees or sales and financing professionals were to improperly use, disseminate or disclose information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position and current client relationships and our ability to attract future clients, could be significantly impaired, which could adversely affect our business, financial condition and results of operation. To the extent any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.

Internal Business Risks

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

We intend to expand our specialty groups, particularly multi-tenant retail, office, industrial and hospitality, as well as various niche segments, including multifamily tax credit, affordable housing, student housing, manufactured housing, seniors housing and self-storage. We also plan to grow our financing services provided through our subsidiary, Marcus & Millichap Capital Corporation. We expect to incur expenses relating to training, and expanding our markets and services. The planned expansion of services and platforms requires significant resources, and there can be no assurance we will compete effectively, hire or train a sufficient number of professionals to support the expansion, or operate these businesses profitably. We may incur significant expenses for these plans without corresponding returns, which would harm our business, financial condition and results of operations.

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

We are substantially dependent on long-term client relationships and on revenue received for services provided for them. Our listing agreements generally expire within six months and depend on the cooperation of the client during the pendency of the agreement, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. Historically, a global economic downturn and weaknesses in the markets in which our clients and potential clients compete have led to a lower volume of transactions and fewer real estate clients generally, which makes it more difficult to maintain existing and establish new client relationships. These effects have moderated, but they could increase again in the wake of the continuing political and economic uncertainties in the United States and in other countries.

If we do not respond to technological changes or upgrade our technology systems, our growth prospects and results of operations could be adversely affected.

To remain competitive, we must continue to enhance and improve the functionality, features and security of our technology infrastructure. Although we currently do not have specific plans for any infrastructure upgrades that would require significant capital investment outside of the normal course of business, in the future we will need to improve and upgrade our technology, database systems and network infrastructure in order to allow our business to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our ability to provide rapid customer service. We may face significant delays in introducing new services, sales professional tools and enhancements. If competitors introduce new products and services using new technologies, our proprietary technology and systems may become less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

Interruption or failure of our information technology, communications systems or data services could hurt our ability to effectively provide our services, which could damage our reputation and harm our operating results.

Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our national business may be adversely impacted by disruptions to these systems or infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, third-party misconduct and criminal acts, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, or other events which are beyond our control. In addition, the operation and maintenance of these systems and networks is, in some cases, dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays, and loss of critical data or intellectual property (such as our client lists and information, business methods and research) and may also disrupt our ability to provide services to or interact with our clients, and we may not be able to successfully implement contingency plans that depend on communication or travel. We have disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but our disaster recovery planning may not be sufficient and cannot account for all eventualities. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. Our business relies significantly on the use of commercial real estate data. We produce much of this data internally, but a significant portion is purchased from third-party providers for which there is no certainty of uninterrupted availability. A disruption of our ability to provide data to our professionals and/or clients could damage our reputation, and our operating results could be adversely affected.

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

In addition, we rely on the collection and use of personally identifiable information from clients to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action, including under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, client expectations or the law. In the event we or the vendors with which we contract to provide services on behalf of our clients were to suffer a breach of personally identifiable information, our customers could terminate their business with us. Further, we may be subject to claims to the extent individual employees or sales and financing professionals breach or fail to adhere to company policies and practices and such actions jeopardize any personally identifiable information. In addition, concern among potential buyers or sellers about our privacy practices could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personally identifiable information.

Failure to appropriately deal with actual or perceived conflicts of interest could adversely affect our businesses.

Outside of our employees and sales and financing professionals, our reputation is one of our most important assets. As we have expanded the scope of our services, we increasingly have to address potential, actual or perceived conflicts of interest relating to the services we provide to our existing and potential clients. For example, conflicts may arise between our position as an advisor to both the buyer and seller in commercial real estate sales transactions or in instances when a potential buyer requests that we represent it in securing the necessary capital to acquire an asset we are selling for another client or when a capital source takes an adverse action against an owner client that we are advising in another matter. From time to time, we also advise or represent entities and parties affiliated with us in commercial real estate transactions which also involve clients unaffiliated with us. In this context, we may be subject to complaints or claims of a conflict of interest. While we believe we have attempted to adopt various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures may not be adequate or carry attendant costs and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to deal appropriately with conflicts of interest, which could have an adverse effect on our business, financial condition and results of operations.

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

As a licensed real estate broker, we and our licensed professionals and brokers are subject to regulatory due diligence, disclosure and standard-of-care obligations. The actual or perceived failure to fulfill these obligations could subject us or our professionals and brokers to litigation from parties who attempted to or in fact financed, purchased or sold properties that we or they brokered, managed or had some other involvement. We could become subject to claims by those who either wished to participate or did participate in real estate transactions alleging that we did not fulfill our regulatory, contractual or other legal obligations. We also face conflicts of interest claims when we represent both the buyer and the seller in a transaction.

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

We are an “emerging growth company,” as defined in the JOBS Act, and for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, (i) not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate the company, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. These internal controls will not be subject to auditor attestation, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year beginning January 1, 2014. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. In addition, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

Our investments in marketable securities are subject to certain risks which could affect our overall financial conditions results of operations or cash flows.

We invest a portion of our available cash and cash equivalent balances by purchasing marketable securities with maturities in excess of three months in a managed portfolio in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities, and money market funds. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. Should any of our investments or marketable securities lose value or have their liquidity impaired, it could affect the company’s overall financial. Additionally, should we choose to sell these securities in the future, our consolidated operating results or cash flows may be affected.

Risks related to the Ownership of Our Common Stock

Our Co-Chairman and founder controls a significant interest in our stock, and the concentrated ownership of our common stock will prevent other stockholders from influencing significant decisions.

Mr. Marcus, our Co-Chairman and founder beneficially owns approximately 68% of our outstanding common stock as of December 31, 2014. Because Mr. Marcus controls a majority of the voting power of our outstanding common stock, he is able to determine the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock.

If our Co-Chairman sells a controlling interest in our company to a third party in a private transaction, you may not realize any change-of-control premium on shares of our common stock and we may become subject to the control of a presently unknown third party.

Our Co-Chairman and controlling stockholder has the ability, should he choose to do so, to sell some or all of the shares of our common stock that he controls in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company. The ability of our Co-Chairman and controlling stockholder to privately sell the shares of our common stock that he controls, with no requirement for a concurrent offer to be made to acquire all of our common stock that will be publicly traded hereafter, could prevent shareholders from realizing any change-of-control premium on shares of our common stock that may otherwise accrue to entities controlled by our Co-Chairman on a private sale of our common stock. If entities controlled by our Co-Chairman privately sell a significant equity interest in our company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. Furthermore, if our Co-Chairman sells a controlling interest in our company to a third party, our commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our operating results and financial condition.

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

To preserve the tax-free treatment of the Spin-Off to MMC and/or its shareholders, under a tax matters agreement, we are restricted from taking any action that could reasonably be expected to adversely affect such tax-free status for U.S. federal, state and local income tax purposes. During the time period ending two years after the date of the distribution of shares of October 31, 2013, there are specific restrictions on our undertaking of certain transactions which would, among other things, cause us to undergo a 50% or greater change in our stock ownership for purposes of Section 355(e) of the Code. These restrictions may limit our ability to pursue strategic transactions or engage in other transactions, to use our common stock to make acquisitions and to raise equity capital, all of which transactions might increase the value of our business.

We incur incremental costs as a stand-alone public company that will affect our financial results.

We have or are replicating or replacing certain functions, systems and infrastructure previously provided by MMC to which we will no longer have the same access. We may also need to make additional investments or hire additional employees to operate without the same access to MMC’s existing operational and administrative infrastructure. These initiatives may be costly to implement, and the amount of total costs could be materially higher than we anticipate. MMC performed or supported many important corporate functions for our company. Our consolidated financial statements continue to reflect charges for certain of these services on an allocation basis. These continuing services are governed by our transition services agreement with MMC. Under the transition services agreement we are able to use these MMC services for a fixed term established on a service-by service basis. However, we generally have the right to terminate a service earlier if we give notice to MMC. In addition, either party will be able to terminate the agreement due to a material breach of the other party, upon prior written notice, subject to limited cure periods.

We may not be able to replace these remaining services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we will receive from MMC under our transition services agreement. Additionally, after the agreement terminates, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from MMC. When we begin to operate these functions separately, if we do not have our own adequate systems and business functions in place, or are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline.

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

As of December 31, 2014, there were approximately 28.6 million shares of our common stock outstanding which could be registered and sold in a private or public sale. The majority of these shares are beneficially owned by Mr. Marcus our Co-Chairman. On February 6, 2015, we filed a Registration Statement on Form S-3, registering for future sale 4,600,000 shares of our common stock owned by entities controlled by Mr. Marcus. Future sales, the lifting of common stock resale restrictions that will expire over the next four years, issuances of shares under our 2013 Omnibus Equity Incentive Plan and 2013 Employee Stock Purchase Plan or the availability of a substantial amount of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities.

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

Volatility in the market price of our common stock may prevent shareholders from being able to sell shares of our common stock at or above the price shareholders paid for them. The market price for our common stock could fluctuate significantly for various reasons, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior sales and financing professionals and management; the introduction of new services by us or our competitors; acquisitions, strategic alliances or joint ventures involving us or our competitors; and general global and domestic economic, credit and liquidity issues, market or political conditions.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at 23975 Park Sorrento, Suite 400, Calabasas, California 91302 where our telephone number is (818) 212-2250. We lease approximately 15,164 square feet under a lease that expires in February 2019 for our executive offices in Calabasas, California. We also lease all of our 78 brokerage offices (typically less than 12,000 square feet) and other support facilities in United States and Canada aggregating 507,315 square feet, primarily for our sales and financing professionals and support personnel. We believe that our current facilities are adequate to meet our needs through the end of 2015; however, as we continue to expand in various midmarket locations and grow our market share in existing metropolitan areas, we may need to lease additional space.

Item 3. Legal Proceedings

We are involved in claims and legal actions arising in the ordinary course of our business some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. Such litigation and other proceedings may include, but are not limited to, actions relating to commercial relationships, standard brokerage disputes like the alleged failure to disclose physical or environmental defects or property expenses or contracts, the alleged inadequate disclosure of matters relating to the transaction like the relationships among the parties to the transaction, potential claims or losses pertaining to the asset, vicarious liability based upon conduct of individuals or entities outside of our control, general fraud claims, conflicts of interest claims, employment law claims, including claims challenging the classification of our sales professionals as independent contractors, claims alleging violations of state consumer fraud statutes and intellectual property. While the ultimate liability for these legal proceeding cannot be determined, the Company reviews the need for its accrual for loss contingencies quarterly and records an accrual for litigation related losses where the likelihood of loss is both probable and estimable. We do not believe, based on information currently available to us, that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

For information on our legal proceedings, see Note 14 – “Commitments and Contingencies” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

	High	Low
2013

Fourth quarter (from October 31, 2013)	$15.70	$13.09
2014

First quarter	$18.51	$13.56
Second quarter	$26.64	$15.61
Third quarter	$31.32	$22.30
Fourth quarter	$34.00	$25.16

As of March 2, 2015, there were 21 stockholders of record, and the closing price of our common stock was $37.86 per share as reported on the NYSE.

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

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marcus and Millichap, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph shows a comparison from October 31, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2014 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE Group, Inc., Jones Lang LaSalle Incorporated and HFF, Inc. (collectively “Peer Group”). These three companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours. The graph assumes that $100 was invested at the market close on October 31, 2013 in the common stock of Marcus and Millichap Inc., the S&P 500 Index and the Peer Group assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	10/13	11/13	12/13	1/14	2/14	3/14	4/14	5/14	6/14	7/14	8/14	9/14	10/14	11/14	12/14
Marcus & Millichap, Inc.	100.00	102.24	111.03	124.22	124.96	132.94	123.17	151.64	190.09	183.08	225.93	225.48	231.45	231.22	247.76
S&P 500	100.00	103.05	105.66	102.00	106.67	107.57	108.36	110.90	113.20	111.63	116.10	114.47	117.27	120.42	120.12
Peer Group	100.00	103.87	111.20	117.29	124.73	122.25	119.40	129.18	138.10	133.10	137.82	129.69	139.39	148.52	151.75

Recent Sales of Unregistered Securities

None

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

All of the proceeds have been used for general corporate purposes.

Item 6. Selected Financial Data

The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table presents the consolidated statements of income data for the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data at December 31, 2014 and 2013. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statement of income data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data at December 31, 2012, 2011 and 2010, which are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands except per share, sales and financing professional and sales volume amounts)
Statements of Income Data:
Total Revenues	$572,188	$435,895	$385,716	$274,705	$217,935
Cost of services	350,102	264,637	230,248	162,478	124,272
Stock-based and other compensation in connection with IPO (1)	—	31,268	—	—	—
Operating income	84,606	21,286	49,008	23,455	13,892
Provision for income taxes (2)	33,452	13,735	21,507	10,355	6,460

Net income	$49,531	$8,206	$27,934	$13,450	$8,391
Less: Net (loss) income attributable to Marcus & Millichap Real Estate Investment Services, Inc. prior to initial public offering on October 31, 2013	—	(1,045)	27,934	13,450	8,391

Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering	$49,531	$9,251	$—	$—	$—

Earnings per share (3)
Basic	$1.27	$0.24
Diluted	$1.27	$0.24
Weighted average common shares outstanding (3)
Basic	38,851	38,787
Diluted	38,978	38,815

Balance Sheet Data:
Cash and cash equivalents	$149,159	$100,952	$3,107	$3,158	$4,932
Total assets	233,604	167,309	89,733	64,296	64,572
Long-term liabilities (4)	49,591	48,052	13,650	13,312	10,152
Total liabilities (4)	116,795	104,812	68,103	44,139	42,873
Total stockholders’ equity	116,809	62,497	21,630	20,157	21,698

Other Data:
Adjusted EBITDA (5)	$92,824	$61,286	$59,708	$29,486	$18,743
Sales & financing professionals	1,494	1,313	1,066	1,033	1,066
Sales volume ($ millions)	$33,139	$23,975	$22,014	$17,474	$13,547

(1)	Consists of non-cash stock based compensation and other compensation charges incurred in connection with our IPO. See Note 10 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
(2)	Prior to the IPO in October, 2013, we were subject to a tax-sharing agreement whereby we provided for income taxes using an effective tax rate of 43.5%. As part of the IPO, the tax-sharing agreement with MMC was terminated. See Note 11 – “Income Taxes” of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
(3)	Earnings per share information has not been presented for periods prior to the IPO as amounts were not meaningful. See Note 13 – “Earnings Per Share” of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for additional information on earnings per share.
(4)	2014 and 2013 includes Stock Appreciation Rights (“SARs”) liability and notes payable to formers stockholders incurred in connection with the IPO. See Note 4 – “Selected Balance Sheet Data” and Note 6 – “Notes Payable to Former Stockholders” of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
(5)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure.

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

Overview

Our Business

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years, based on data from CoStar and Real Capital Analytics. As of December 31, 2014, we had nearly 1,500 investment sales and financing professionals in 78 offices who provide investment brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the year ended December 31, 2014, we closed more than 7,600 sales, financing and other transactions with total volume of approximately $33.1 billion, an increase from more than 6,600 sales, financing and other transactions with total volume of approximately $24.0 billion in 2013.

We generate revenues by collecting real estate brokerage commissions upon the sale and fees upon the financing of commercial properties and, in addition, by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the year ended December 31, 2014, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other fees, including consulting and advisory services. During the year ended December 31, 2013, approximately 90% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 4% from other fees, including consulting and advisory services.

Initial Public Offering

On November 5, 2013, we completed our IPO of 6,900,000 shares of common stock at a price to the public of $12.00 per share of which we sold 4,173,413 shares. See Note 9 – “Stockholders’ Equity” of our Notes to Consolidated Financial Statements for additional information on our IPO.

Factors Affecting Our Business

Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate sales and financing transactions. The number and size of these transactions is affected by our ability to recruit and retain sales and financing professionals and by the general trends in the economy and real estate industry, including:

•	Economic and commercial real estate market conditions. Our business is dependent on economic conditions and the demand for commercial real estate and related services in the markets in which we operate. Changes in the economy on a national, regional or local basis can have a positive or negative impact on our business. Fluctuations in acquisition and disposition activity, as well as general commercial real estate investment activity, can impact commissions for arranging such transactions, as well as impacting fees for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties.

•	Credit and liquidity in the financial markets. Since real estate purchases are often financed with debt, credit and liquidity issues in the financial markets have a direct impact on flow of capital to the commercial real estate markets as well as transaction activity and prices.

•	Demand for investment in commercial real estate. The willingness of private investors to invest in or sell commercial real estate is affected by factors beyond our control, including the performance of real estate assets when compared with the performance of other investments.

•	Fluctuations in interest rates. Changes in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely or positively affect the operation and income of commercial real estate properties, as well as the demand from investors for commercial real estate investments. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment sales and loan originations. In contrast, decreased interest rates will generally decrease the costs of obtaining financing which could lead to increases in purchase and sales activities.

Seasonality

Our real estate brokerage commissions and financing fees are seasonal, which can affect an investor’s ability to compare our financial condition and results of operation on a quarter-by-quarter basis. Historically, this seasonality has caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. In addition, our gross margins are typically lower during the second half of each year due to our commission structure for some of our senior sales and financing professionals. These senior sales and financing professionals are on a graduated commission schedule that resets annually in which higher commissions are paid for higher sales volumes.

Operating Segments

We follow the guidance for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker (“CODM”) or decision making group, to perform resource allocations and performance assessments. The CODMs are the Chief Executive Officer and Chief Financial Officer. The CODM review financial information presented on an office-by-office basis for purposes of making operating decisions, assessing financial performance and allocating resources. Based on the evaluation of our financial information, management believes that the company’s offices represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial reporting purposes. Our financing operations also represent an individual operating segment, which does not meet the thresholds to be presented as a separate reportable segment.

Key Financial Measures and Indicators

Revenues

Our revenues are primarily generated from our real estate investment sales business. In addition to real estate brokerage commissions, we generate revenues from financing fees and from other revenues, which are primarily comprised of consulting and advisory fees.

•	Real estate brokerage commissions. We earn real estate brokerage commissions by acting as a broker for commercial real estate owners seeking to sell or investors seeking to buy properties. Revenues from real estate brokerage commissions are typically recognized at the close of escrow.

•	Financing fees. We earn financing fees by securing financing on purchase transactions as well as by refinancing our clients’ existing mortgage debt. We recognize financing fee revenues at the time the loan closes and we have no remaining significant obligations for performance in connection with the transaction. To a lesser extent, we also earn ancillary fees associated with financings activities.

•	Other revenues. Other revenues include fees generated from consulting and advisory services performed by our investment sales professionals, as well as referral fees from other real estate brokers. Revenues from these services are recognized as they are performed and completed.

Substantially all of our transactions are success based. A small percentage of our transactions include retainer fees and/or breakage fees. Retainer fees are credited against a success-based fee upon the closing of a transaction or a breakage fee. Transactions that are terminated before completion will sometimes generate breakage fees, which are usually calculated as a set amount or a percentage of the fee we would have received had the transaction closed. The amount and timing of all of the fees paid vary by the type of transaction and are generally negotiated on a transaction-by-transaction basis.

Operating Expenses

Our operating expenses consist of cost of services, selling, general and administrative expenses, depreciation and amortization and in 2013, stock-based and other compensation in connection with our IPO. The significant components of our expenses are further described below.

•	Cost of services. The majority of our cost of services expense is commission expense. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our transaction professionals are independent contractors and are paid commissions; however, there are some who are initially paid a salary and certain of our financing professionals are employees and as such, these expenses also include employee-related compensation, employer taxes and benefits for those employees. In addition, some of our most senior investment sales professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at the Company’s election and paid at the beginning of the fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers.

•	Selling, general & administrative expenses. The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources and other administrative expenses. Also included in selling, general and administrative are expenses for non-IPO related stock-based compensation to employees and independent contractors (i.e. sales and financing professionals) under the 2013 Omnibus Equity Incentive Plan (“2013 Plan”).

Subsequent to our IPO, our costs for such items as insurance, accounting and legal advice increased relative to our historical costs for such services. We also incurred costs which we have not previously incurred for directors fees, increased directors and officers insurance, investor relations fees, expenses for compliance with the Sarbanes-Oxley Act of 2002 and new rules implemented by the SEC and the NYSE, and various other costs of a public company.

•	Depreciation and amortization expense. Depreciation and amortization expense consists of depreciation and amortization recorded on our computer software and hardware equipment and furniture, fixture, and equipment. Depreciation and amortization are provided over estimated useful lives ranging from three to seven years for owned assets or over the lesser of the asset estimated useful lives or the related lease term for leased assets.

•	Stock-based and other compensation in connection with IPO. In 2013, stock-based and other compensation in connection with the IPO consists of non-cash stock based compensation and other compensation charges incurred in conjunction with our IPO related to the acceleration of vesting of restricted stock and SARs, modifications to remove the formula settlement value of the restricted stock and SARs awards, grants of replacement awards in the form of DSUs to MMREIS’s managing directors, a DSU grant to Mr. Millichap and grant of other stock-based compensation awards pursuant to the 2013 Plan and other compensation charges incurred in connection with IPO.

Other Income (Expense), Net

Other income (expense), net primarily consists of net gains or losses on our deferred compensation plan assets, interest income on our investments in marketable securities, foreign currency gains and losses and other non-operating gains or losses.

Interest Expense

Interest expense consists of interest expense associated with SARs liability, notes payable to former stockholders and the Credit Agreement. See Notes to Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes

We are subject to U.S. and Canadian federal taxes. We are also subject to individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions. Our provision for income taxes excludes the windfall benefit from shares issued in connection with our 2013 Plan and 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”). Prior to the IPO in 2013, our provision for income tax was based on a tax-sharing agreement between us and MMC. As specified by the tax-sharing agreement, our effective tax rate was 43.5% for the pre-IPO period.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2014, 2013 and 2012. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the years ended December 31, 2014 and 2013, we closed more than 7,600 and 6,600 sales, financing and other transactions with total volume of approximately $33.1 billion and $24.0 billion, respectively. Such key metrics for Real Estate Brokerage and Financing activities are as follows:

	Year Ended December 31,
Real Estate Brokerage	2014	2013	2012
Average Number of Sales Professionals	1,297	1,125	982
Average Number of Transactions per Sales Professional	4.3	4.1	4.3
Average Commission per Transaction	$93,943	$84,852	$83,075
Average Transaction Size	$4,536,654	$3,736,044	$3,760,741
Total Number of Transactions	5,588	4,634	4,230
Total Sales Volume (in millions)	$25,351	$17,313	$15,908

	Year Ended December 31,
Financing	2014	2013	2012
Average Number of Financing Professionals	79	69	58
Average Number of Transactions per Financing Professional	16.9	16.9	15.7
Average Fee per Transaction	$25,436	$22,250	$23,170
Average Transaction Size	$2,837,004	$2,297,117	$2,417,763
Total Number of Transactions	1,332	1,165	912
Total Dollar Volume (in millions)	$3,779	$2,676	$2,205

Comparison of Year Ended December 31, 2014 and 2013

	Year Ended December 31, 2014	Percentage of Revenue	Year Ended December 31, 2013	Percentage of Revenue	Total Dollar Change	Total Percentage Change
(in thousands)
Revenues:
Real estate brokerage commissions	$524,951	91.7%	$393,203	90.3%	$131,748	33.5%
Financing fees	33,881	6.0	25,921	5.9	7,960	30.7
Other revenues	13,356	2.3	16,771	3.8	(3,415)	(20.4)

Total revenues	572,188	100.0	435,895	100.0	136,293	31.3
Operating expenses:
Cost of services	350,102	61.2	264,637	60.7	85,465	32.3
Selling, general, and administrative expense	134,274	23.5	115,661	26.5	18,613	16.1
Depreciation and amortization expense	3,206	0.5	3,043	0.7	163	5.4
Stock-based and other compensation in connection with IPO	—	—	31,268	7.2	(31,268)	—

Total operating expenses	487,582	85.2	414,609	95.1	72,973	17.6

Operating income	84,606	14.8	21,286	4.9	63,320	297.5
Other income (expense), net	28	—	760	0.2	(732)	(96.3)
Interest expense	(1,651)	(0.3)	(105)	—	(1,546)	nm

Income before provision for income taxes	82,983	14.5	21,941	5.1	61,042	278.2
Provision for income taxes	33,452	5.8	13,735	3.2	19,717	143.6

Net income	$49,531	8.7%	$8,206	1.9%	$41,325	503.6%

Adjusted EBITDA (1)	$92,824	16.2%	$61,286	14.1%	$31,538	51.5%

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $572.2 million in 2014 compared to $435.9 million in 2013, an increase of $136.3 million, or 31.3%. Total revenues increased primarily as a result of increases in real estate brokerage commissions of $131.7 million, which contributed 96.7% of the total increase and an increase in financing fees of $8.0 million, offset by a decrease in other revenues of $3.4 million.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $525.0 million in 2014 from $393.2 million in 2013, an increase of $131.7 million or 33.5%. The increase was driven by an increase in the number of investment sales transactions (20.6%) and an increase in the average commission size (10.7%), partially offset by a decrease in average commission rates during 2014 as compared to 2013. The average commission rate was impacted by certain large transactions during 2014 for which the commission rates were lower than our typical transactions as larger transactions generally earn a lower commission rate.

•

Financing fees. Revenues from financing fees increased to $33.9 million in 2014 from $25.9 million in 2013, an increase of $8.0 million or 30.7%. The increase during 2014 as compared to 2013 was primarily driven by an increase in the number of loan transactions (14.3%) primarily due to an increase in the number of financing professionals and an increase in average loan fees (14.3%), partially offset by a decrease in average financing fee rates due in part to an increase in the proportion of fees from larger loan transactions, which generally earn a lower fee percentage.

•	Other revenues. Other revenues decreased to $13.4 million in 2014 from $16.8 million in 2013, a decrease of $3.4 million or 20.4%. The decrease was primarily driven by a decrease in referral fees generated from other real estate brokers and a decrease in consulting and advisory services fees during 2014 as compared to 2013.

Total operating expenses.

Our total operating expenses were $487.6 million in 2014 compared to $414.6 million in 2013, an increase of $73.0 million, or 17.6%. Operating expenses increased due to $85.5 million increase in cost of services and $18.6 million increase in selling, general and administrative costs, partially offset by a $31.3 million of non-cash stock-based and other compensation charges in connection with the IPO during 2013 with no such similar costs in 2014.

•	Cost of services. Cost of services, which are primarily commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities in 2014 increased approximately $85.5 million, or 32.3% to $350.1 million from $264.6 million in 2013. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above and an increase in the proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commission rates.

•	Selling, general and administrative expense. Selling, general and administrative expense in 2014 increased $18.6 million, or 16.1%, to $134.3 million from $115.7 million in 2013. The increase was primarily due to (i) an $8.6 million increase in management performance compensation driven by the increase in operating results during 2014 as compared to the same period in 2013, (ii) a $3.4 million increase in staff salaries, wages and related benefits expenses driven by an increase in our average headcount in areas of sales force support and corporate in connection with our growth and with being a public company, (iii) a $2.7 million increase in sales and marketing expenses incurred to support increased sales activity, (iv) a $1.0 million increase in third party service fees primarily driven by operating as a public company, (v) a $0.4 million increase in legal costs, and (vi) a $2.5 million net increase in other expense categories primarily driven by our expansion and business growth.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses in 2014 as compared to 2013.

•	Stock-based and other compensation in connection with IPO. Stock-based compensation charges in connection with IPO in 2013 were $30.9 million and related to the acceleration of vesting of restricted stock and SARs, modifications to remove the formula settlement value of the restricted stock and SARs awards, grants of replacement awards in the form of DSUs to MMREIS’s managing directors, a DSU grant to Mr. Millichap and grants of other stock-based compensation awards pursuant to the 2013 Plan. Additionally, there were other compensation expenses of $0.4 million pertaining to the IPO. There were no similar costs for 2014. Stock-based compensation expense for periods subsequent to the IPO is recorded in selling, general and administrative expense. See Note 10 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements.

Other income (expense), net

Other (expense) income, net decreased to $28,000 in 2014 from $0.8 million for the same period in 2013. The decrease was primarily impacted by the net change in the carrying value of the investment assets held in the rabbi trust, offset by foreign currency losses and other non-operating items.

Interest expense.

Interest expense increased to $1.7 million in 2014 from $0.1 million for the same period in 2013. The increase was related to interest expense associated with the SARs liability and commitment and other fees related to our credit facility in 2014 with no such interest expense in 2013. Interest expense for notes payable to former stockholders also increased. See Note 4 – “Selected Balance Sheet Data”, Note 6 – “Notes Payable to Former Stockholders” and Note 14 – “Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional information.

Provision for income taxes.

Income tax expense totaled $33.5 million for 2014 as compared to $13.7 million in 2013, an increase of $19.7 million or 143.6%.

Our effective tax rate was 40.3% for 2014 as compared to 62.6% in 2013. The decrease was attributable to no longer being subject to a tax-sharing agreement with MMC, which was terminated effective October 31, 2013, as well as due to unfavorable permanent book/tax differences associated with a portion of IPO related stock-based compensation in 2013.

Prior to the IPO in 2013, our provision for income tax was based on a tax-sharing agreement between us and MMC. As specified by the agreement, our effective tax rate was 43.5% for the pre-IPO period in 2013. In 2014, our effective tax rate of 40.3% excluded the excess tax deduction associated with the settlement of shares under the Company’s 2013 Plan, disqualifying dispositions of shares issued from our 2013 ESPP Plan and a tax deduction associated with IPO transaction costs because such tax benefits, which totaled $5.2 million, were recorded as credits in additional paid-in capital.

Comparison of Year Ended December 31, 2013 and 2012

	Year Ended December 31, 2013	Percentage of Revenue	Year Ended December 31, 2012	Percentage of Revenue	Total Dollar Change	Total Percentage Change
(in thousands)
Revenues:
Real estate brokerage commissions	$393,203	90.3%	$351,407	91.1%	$41,796	11.9%
Financing fees	25,921	5.9	21,132	5.5	4,789	22.7
Other revenues	16,771	3.8	13,177	3.4	3,594	27.3

Total revenues	435,895	100.0	385,716	100.0	50,179	13.0
Operating expenses:
Cost of services	264,637	60.7	230,248	59.7	34,389	14.9
Selling, general, and administrative expense	115,661	26.5	103,479	26.8	12,182	11.8
Depreciation and amortization expense	3,043	0.7	2,981	0.8	62	2.1
Stock-based and other compensation in connection with IPO	31,268	7.2	—	—	31,268	—

Total operating expenses	414,609	95.1	336,708	87.3	77,901	23.1

Operating income	21,286	4.9	49,008	12.7	(27,722)	(56.6)
Other income (expense), net	655	0.2	433	0.1	222	51.3

Income before provision for income taxes	21,941	5.1	49,441	12.8	(27,500)	(55.6)
Provision for income taxes	13,735	3.2	21,507	5.6	(7,772)	(36.1)

Net income	$8,206	1.9%	$27,934	7.2%	$(19,728)	(70.6)%

Adjusted EBITDA (1)	$61,286	14.1%	$59,708	15.5%	$1,578	2.6%

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

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

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $393.2 million in 2013 from $351.4 million in 2012, an increase of $41.8 million or 11.9%. The increase was driven by a 9.6% increase in the number of investment sales transactions as well as a 2.1% increase in the average commission size during 2013 as compared to 2012. The increase in average commission per transaction was primarily due to an increase in average commission fee percentage.

•	Financing fees. Revenues from financing fees increased to $25.9 million in 2013 from $21.1 million in 2012, an increase of $4.8 million or 22.7%. The increase was primarily driven by a 27.7% increase in the number of loan transactions primarily due to an increase in the number of financing professionals combined with an increase in their productivity levels, partially offset by a 4.0% decrease in average loan fees per transaction due in part to an increase in the proportion of fees from smaller loan transactions during 2013 as compared to 2012.

•	Other revenues. Other revenues increased to $16.8 million in 2013 from $13.2 million in 2012, an increase of $3.6 million or 27.3%. The increase was primarily driven by an increase in fees generated from advisory services during 2013 as compared to 2012.

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

•	Cost of services. Cost of services, which are primarily commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities in 2013 increased approximately $34.4 million, or 14.9% to $264.6 million from $230.2 million in 2012. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above and to a lesser extent, an increase in referral fees paid to other real estate brokers and an increase in the proportion of transactions closed by our senior sales agents who are paid higher commission rates.

•	Selling, general and administrative expense. Selling, general and administrative expense in 2013 increased $12.2 million, or 11.8%, to $115.7 million from $103.5 million in 2012. The increase was primarily due to (i) a $6.7 million increase in staff salaries, wages and related benefits expenses driven by an increase in our average headcount to build and support our sales force, including hiring of national and regional specialty directors to directly support our more senior agents, recruiters to assist in the recruitment of experienced agents and corporate personnel in connection with being a public company, (ii) a $4.4 million increase in legal expenses, driven by higher legal settlement costs combined with lower insurance recoveries during 2013 as compared 2012, (iii) a $1.7 million increase in sales promotional expenses, driven by an increase in our annual sales recognition event and increased marketing expenses to support increased sales, and (iv) a $1.4 million increase in professional fees primarily driven by an increase in accounting and third party consulting service fees in preparation of and operating as a public company. These increases were partially offset by a $2.5 million decrease in stock-based compensation expense. Stock-based compensation expense included in selling, general and administrative expense decreased primarily due to the Company’s book value restricted stock and SARs plans being terminated and replaced with immediately vested stock compensation granted in conjunction with the IPO. See Note 10 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements for additional information on stock-based compensation. Stock-based compensation expense in connection with the IPO is presented separately and is further described below.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses in 2013 as compared to 2012.

•	Stock-based and other compensation in connection with IPO. Stock-based compensation charges in connection with IPO in 2013 were $30.9 million and related to the acceleration of vesting of restricted stock and SARs, modifications to remove the formula settlement value of the restricted stock and SARs awards, grants of replacement awards in the form of DSUs to MMREIS’s managing directors, a DSU grant to Mr. Millichap and grants of other stock-based compensation awards pursuant to the 2013 Plan. Additionally, there were other compensation expenses of $0.4 million pertaining to the IPO. There were no similar costs for 2012. See Note 10 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements.

Other income (expense), net. There were no significant changes in other income, net in 2013 as compared to 2012.

Provision for income taxes.

Provision for income tax was $13.7 million for 2013 as compared to $21.5 million in 2012, a decrease of $7.8 million or 36.1%.

Our effective tax rate was 62.6% for 2013 as compared to 43.5% in 2012. The increase was attributable to no longer being subject to a tax-sharing agreement with MMC, which was terminated effective October 31, 2013, as well as unfavorable permanent book/tax differences associated with a portion of IPO related stock-based compensation in 2013.

Prior to the IPO and during the year ended December 31, 2012, our income tax expense was based on a tax-sharing agreement between us and MMC. As specified by the agreement, our effective tax rate was 43.5% for the year ended December 31, 2012. Subsequent to the completion of the IPO, we calculated our effective tax rate as a stand-alone tax entity.

Non-GAAP Financial Measure

In this Annual Report on Form 10-K, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation (“Adjusted EBITDA”). We define Adjusted EBITDA as net income before (i) interest income/expense, (ii) income tax expense, (iii) depreciation and amortization and (iv) stock-based compensation expense. We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our business, develop budgets and measure our performance against those budgets. We also believe that analysts and investors use Adjusted EBITDA as supplemental measures to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes and non-cash stock-based compensation charges. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

A reconciliation of the most directly comparable GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income	$49,531	$8,206	$27,934	$13,450	$8,391
Adjustments:
Interest income and other (1)	(50)	356	(166)	(153)	(722)
Interest expense	1,651	105	4	12	35
Provision for income taxes	33,452	13,735	21,507	10,355	6,460
Depreciation and amortization	3,206	3,043	2,981	2,971	3,333
Stock-based compensation (2)	5,034	35,841	7,448	2,851	1,246

Adjusted EBITDA	$92,824	$61,286	$59,708	$29,486	$18,743

(1)	The year ended December 31, 2013 includes employer taxes related to DSUs and restricted stock in connection with IPO.
(2)	The year ended December 31, 2013 includes non-cash stock-based compensation charges of $30.9 million in connection with the IPO.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents on hand, marketable securities, available for sale, cash flows from operations and, if necessary borrowings under our Credit Agreement. We have invested a portion of our cash in money market funds and in fixed income debt securities, in accordance with our investment policy approved by the Board of Directors in order to enhance yield to us. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations or availability under the Credit Agreement.

Our total cash and cash equivalents balance increased by $48.2 million to $149.2 million at December 31, 2014, compared to $101.0 million at December 31, 2013. The following table sets forth our summary cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Cash Flows

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$71,437	$96,944	$35,354
Net cash used in investing activities	(17,225)	(4,024)	(4,637)
Net cash (used in) provided by financing activities	(6,005)	4,925	(30,768)

Net increase (decrease) in cash and cash equivalents	48,207	97,845	(51)
Cash and cash equivalents at beginning of period	100,952	3,107	3,158

Cash and cash equivalents at end of period	$149,159	$100,952	$3,107

Prior to its termination on June 30, 2013, we were subject to a cash sweep arrangement with MMC and the change in our cash held by MMC was considered to be an operating activity. Under the arrangement, our cash was swept daily into an MMC money market account. We received interest on the balances held in the sweep accounts. See Note 7 – “Related-Party Transactions” of our Notes to Consolidated Financial Statements for additional information.

Operating Activities

2014 Compared to 2013

Net Cash provided by operating activities was $71.4 million in 2014 compared to $96.9 million in 2013. The decrease from 2013 was due principally to a reduction in amounts due from affiliates of $60.4 million which resulted from the return of cash related to the termination of the cash sweep arrangement with MMC during 2013 and a decrease of $28.8 million in stock-based compensation expense (2013 includes stock-based compensation in connection with our IPO of $30.9 million). The decrease was partially offset by an increase in net income of $41.3 million and differences due to the timing of payments and receipts and bonus accruals related to our increased operating results.

2013 Compared to 2012

Net Cash provided by operating activities was $96.9 million in 2013 compared to $35.4 million in 2012. The increase was due principally to a reduction in amounts due from affiliates of $80.3 million which resulted from the return of cash related to the termination of the cash sweep arrangement with MMC and a $29.6 million increase in stock-based compensation expense (2013 includes stock-based compensation in connection with our IPO of $30.9 million). This increase was partially offset by a decrease in net income of $19.7 million and differences related to the timing of payments and receipts and other accruals.

Investing Activities

2014 Compared to 2013

Cash flows used in investing activities were $17.2 million in 2014, as compared to $4.0 million in 2013. The increase in cash flows used for investing activities in 2014, as compared to the same period in 2013 was primarily due to a total of $14.7 million in purchases of marketable securities in 2014 with no such purchases in 2013, partially offset by a $2.2 million decrease in cash paid for investment in information technology, computer hardware and software and furniture, fixtures and equipment.

2013 Compared to 2012

Cash flows used in investing activities were $4.0 million in 2013, as compared to $4.6 million in 2012. The decrease in cash flows used for investing activities in 2013 as compared to 2012 was primarily due to net advances and collections of employee notes receivable.

Financing Activities

2014 Compared to 2013

Cash flows used in financing activities were $6.0 million in 2014, as compared to cash flows provided by financing activities of $4.9 million in 2013. The change in cash flows used for financing activities in 2014, as compared to the same period in 2013 was primarily due to (i) a $42.5 million in proceeds received from our IPO, net of issuance costs and dividend payments to MMC of $37.7 million in 2013 with no such comparable proceeds and payments in 2014 and (ii) $6.0 million of withholding taxes paid in 2014 related to shares withheld from equity awards to employees (See Note 10 – “Stock-Based Compensation Plans” our Notes to Consolidated Financial Statements for additional information).

2013 Compared to 2012

Cash flows provided by financing activities were $4.9 million in 2013, as compared to $30.8 million used in financing activities in 2012. The change in cash flows provided by financing activities was primarily due to proceeds received from our IPO, net of issuance costs of $42.5 million. This increase was partially offset by a $6.9 million increase in cash attributed to dividends paid to MMC. Prior to our IPO, we distributed substantially all of our net income to MMC in the form of cash dividends. Following the IPO, we do not intend to pay a regular dividend. See Note 9 – “Stockholders’ Equity” of our Notes to Consolidated Financial Statements for additional information on dividends.

We believe that our existing balances of cash and cash equivalents, marketable securities, available for sale, cash flows expected to be generated from our operations and borrowings available under the Credit Agreement will be sufficient to satisfy our operating requirements for at least the next twelve months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from, among other factors, to fund acquisitions or to otherwise finance our growth or operations. In addition, our notes payable to former stockholders and SARs liability have provisions, which could accelerate repayment of outstanding principal and accrued interest and adversely impact our liquidity.

Credit Agreement

On June 18, 2014, we entered into the Credit Agreement with Wells Fargo Bank, National Association (“Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries

(the “Credit Facility”), which matures on June 1, 2017. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. We must pay a commitment fee of up to 0.1% per annum, payable quarterly commencing on July 1, 2014, based on the amount of unutilized commitments under the Credit Facility.

The Credit Agreement is intended to provide for future liquidity needs, if needed. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit.

Borrowings under the Credit Facility bear interest, at our option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio.

The Credit Facility contains customary covenants, including financial covenants (which require us, on a combined basis with our guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end on a rolling 4-quarter basis and (ii) total funded debt to EBITDA not greater than 2.0:1.0), reporting requirements and events of default. The Credit Facility is secured by substantially all of our assets, including pledges of 100% of the stock or other equity interest of each subsidiary except to the extent such property constitutes the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required.

As of December 31, 2014, there were no amounts outstanding under the Credit Agreement or any standby letters of credit relating to the Credit Agreement. See Note 14 – “Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional information.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commitments at December 31, 2014 (dollars in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other
Operating lease obligations (1)	$45,868	$13,144	$17,733	$9,333	$5,658	$—
SARs liability (principal and interest) (2)	34,470	—	101	1,311	33,058	—
Notes payable (principal and interest) (3)	14,256	1,470	2,943	2,946	6,897	—
Deferred commissions payable (4)	17,256	5,080	12,176	—	—	—
Deferred compensation liability (5)	3,863	—	—	—	—	3,863

Total contractual obligations	$115,713	$19,694	$32,953	$13,590	$45,613	$3,863

(1)	See Note 14 – “Commitments and Contingencies” of our Notes to the Consolidated Financial Statements.
(2)	The Company accrues interest on the outstanding balance at a rate based on the 10-year treasury note plus 2%. Interest is estimated based on the contractual rate beginning on January 2, 2015 of 4.173%. Forecasted principal payments are based on each participants estimated retirement age. See Note 4 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(3)	See Note 6 – “Notes Payable to Former Stockholders” of our Notes to the Consolidated Financial Statements.
(4)	Includes short-term and long-term deferred commissions payable. See Note 4 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(5)	Actual payments are dependent on each participant’s future elections as to settlement of deferred compensation. The Company holds investments in rabbi trust of $4.3 million to settle outstanding amounts when they become due. See Note 4 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

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

Revenue Recognition

We generate real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. Revenues from real estate brokerage commissions are recognized when there is persuasive evidence of an arrangement, all services have been provided, the price is fixed and determinable and collectability is reasonably assured. These criteria are typically met at the close of escrow. We generate financing fees from securing financing on purchase transactions as well as fees earned from refinancing its clients’ existing mortgage debt and other financing activities. Revenues from financing fees are recognized at the time the loan closes and there are no remaining significant obligations for performance in connection with the transaction. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. Revenues from these services are recognized as they are performed and completed.

Stock-Based Compensation

We follow the accounting guidance for share based payments which requires the measurement and recognition of compensation expense for all stock based awards made to employees, agents and directors. Awards are issued under the 2013 Plan and 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”).

For awards made to our employees and directors, we initially value our restricted stock units and restricted stock awards based on the grant date closing price of our common stock. For awards with periodic vesting, we recognize the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date.

For awards made to independent contractors, which are our sales and financing professionals, we determined that the fair value of the award shall be measured based on the fair value of the equity instrument as it is more reliably measureable than the fair value of the consideration received. We use the grant date as the performance commitment date, and the measurement date for these awards is the date the services are completed, which is the vesting date. As a result, we record stock-based compensation for these awards over the vesting period on a straight-line basis with periodic adjustments during the vesting period for changes in the fair value of the awards.

For the above awards, we estimate forfeitures at the time of grant in order to estimate the amount of share-based payment awards ultimately expected to vest and adjusts the recorded expense accordingly. We calculate a separate forfeiture rate for our employees and non-employees awards. Forfeitures are required to be revised, if necessary, in subsequent periods. If estimated and actual forfeitures differ from these initial estimates, we adjust the cumulative expense as appropriate to account for the change in the estimated forfeiture rates. If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unrecognized stock-based compensation expense. Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

For awards issued under the 2013 ESPP Plan, we determined that the plan was a compensatory plan and the Company is required to expense the fair value of the awards over each six-month offering period. We estimate the fair value of these awards using the Black-Scholes option pricing model. We calculate the expected volatility based on the historical volatility of our common stock and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant, both consistent with the term of the offering period. We incorporate no forfeiture rate and include no expected dividend yield as the company has not, and currently does not intend to pay a regular dividend. See Note 9 – “Stockholders’ Equity” of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for additional information on dividends.

Stock-Based Compensation Prior to the IPO

MMREIS historically issued stock options and stock appreciation rights, or SARs, to key employees through a book value, stock-based compensation award program (the “Program”). The Program allowed for employees to exercise stock options in exchange for shares of unvested restricted common stock. The Program also allowed employees to exercise options through the issuance of notes receivable, which were recourse to the employee. The determination of the grant price and repurchase price of stock-based awards at the grant date and repurchase date were fixed as determined by a valuation formula using book value, as defined by the agreements between MMREIS and the employees. The stock awards generally vested over a three to five-year period. Under these plans, MMREIS retained the right to repurchase shares if certain events occurred, which included termination of employment. In these circumstances, the plan document provided for repurchase proceeds to be settled in the form of a note payable to (former) shareholders or cash, which was settled over a fixed period. While MMREIS had entered into the agreements to repurchase the stock and settle the SARs held by employees upon termination of their employment (subject to certain conditions as specified in the agreements), MMC had historically assumed the obligation to make payments to the former shareholders. While MMREIS recognized the compensation expense associated with these share-based payment arrangements, the liability had historically been assumed by MMC through a deemed contribution, which then has paid the former shareholders over time. The accounting for the stock options and SARs awards, including MMC’s assumption of MMREIS repurchase obligations, is discussed below.

Restricted Common Stock

Since stock options only allowed the grantee the right to acquire shares of unvested restricted common stock at book value, which was determined on an annual basis, MMREIS accounted for the stock options and the related unvested restricted stock, as a single instrument, with a single service period. The service period began on the option grant date, and extended through the exercise and subsequent vesting period of the restricted stock. The unvested restricted common stock was accounted for in accordance with ASC 718. Increases or decreases in the formula settlement value of unvested restricted stock subsequent to the grant date, were recorded as increases or decreases, respectively, to compensation expense, with decreases limited to the book value of the stock on the date of grant. As MMC had assumed our obligation with respect to any appreciation in the value of the underlying vested awards in excess of the employees’ exercise price, MMC was deemed to make a capital contribution to our additional paid-in capital equal to the amount of compensation expense recorded, net of the applicable taxes. Based on the tax-sharing agreement between us and MMC, the tax deduction on the compensation expense recorded by us was allocated to MMC. MMC recorded the liability related to the appreciation in the value of the underlying stock in its consolidated financial statements. To the extent of any depreciation in the value of the underlying vested awards (limited to the amount of any appreciation previously recorded from the employees ‘original exercise price), compensation expense was reduced and MMC was deemed to receive a capital distribution.

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

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (1) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (2) operating loss and tax credit carryforwards. We measure existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to have temporary differences recovered or settled. We recognize into income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized.

Because of the nature of our business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, our tax position can be complex. As such, our effective tax rate is subject to changes as a result of changes in the mix of its activity in the various jurisdictions in which we operate.

The threshold for recognizing the benefits of tax return positions in the financial statements is “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. Our inventory of tax positions has been assessed with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction), and has concluded that no uncertain tax positions are required to be recognized in our consolidated financial statements.

We recognize interest and penalties incurred as income tax expense.

Prior to the IPO, we were part of a consolidated federal income tax return and various combined and consolidated state tax returns that were filed by our previous parent. We had a tax-sharing agreement whereby we provided for income taxes in our consolidated statements of income using an effective tax rate of 43.5%. In addition, all deferred tax assets and liabilities were recorded by our former parent. As part of the Spin-Off, the tax sharing agreement with our former parent was terminated effective October 31, 2013 and our allocable net deferred tax assets were transferred to us.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, See Note 2 – “Accounting Policies” of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of cash equivalents and investments in a variety of fixed and variable rate securities, including money market funds, U.S. government and federal agency securities, corporate debt securities and asset backed securities. As of December 31, 2014, the amount of cash equivalents and investments in marketable securities, available for sale was $25.3 million and $14.8 million, respectively. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to maturity, we may choose to sell any of the securities based on market opportunities to enhance our overall yield. We do not use derivatives or similar instruments to manage our interest rate risk. We invest in high quality investments, currently with a weighted average rating (exclusive of cash and cash equivalents) of AA-. Maturities are maintained consistent with our short, medium and long-term liquidity objectives.

Our investments in fixed interest rate securities are subject to market risk. Changes in prevailing interest rates may adversely impact their fair market value should interest rates rise or fall. A portion of our investment portfolio may consist of variable interest rate securities. Accordingly, we also may have interest rate risk with these variable rate securities as the income produced may decrease if interest rates fall. The following table sets forth the impact on the fair value of our investments from changes in interest rates (in thousands):

Change in Interest Rates	Approximate Change In Fair Value of Investments Increase (Decrease)
2% Decrease	$1,728
1% Decrease	902
1% Increase	(906)
2% Increase	(1,812)

Due to the nature of our business and the manner in which we conduct our operations, we believe we do not face any material interest rate risk with respect to other assets and liabilities, equity price risk or other market risks. The functional currency of our Canadian operations is the Canadian dollar. We are exposed to foreign currency exchange rate risk for the settlement of transactions of the Canadian operations as well as unrealized translation adjustments. To date realized foreign currency exchange rate gains and losses have not been material.

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

Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on such evaluation, our management has concluded that as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In conducting its assessment, management used the criteria issued by the COSO. Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

Management, including our CEO and CFO, does not expect that our disclosure controls and procedures, or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

The names and ages of our executive officers and directors as of March 1, 2015 are as follows:

Name	Age	Position(s)
John J. Kerin	59	President, Chief Executive Officer and Director
Martin E. Louie	53	Chief Financial Officer
Gene A. Berman	60	Executive Vice President
William E. Hughes, Jr.	65	Senior Vice President, Marcus & Millichap Capital Corporation
Hessam Nadji	49	Chief Strategy Officer

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

William E. Hughes, Jr. has served as a senior vice president of our subsidiary MMCC since 2000. He became a Managing Director of Marcus & Millichap in 2008. Mr. Hughes is responsible for managing MMCC’s operations on a national basis. He joined Marcus & Millichap in 1996 and has a diversified background in real estate finance, financial consulting and modeling, project feasibility, leasing, construction management and real estate development. Prior to joining the company, Mr. Hughes held various senior executive roles with several financial and real estate investment firms. He received a B.S. in Business Administration from the University of Southern California.

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

Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2015 (“Proxy Statement”), which information will appear under the captions entitled “Proposal 1: Election of Directors” and “Other Matters” in the Proxy Statement.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2015, which information will appear under the caption entitled “Compensation of Named Executive Officers and Directors” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2015, which information will appear under the captions entitled “Principal Stockholders” in the Proxy Statement.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2014. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,775,315	(1)	—	2,557,986	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	2,775,315	(1)		2,557,986	(3)

(1)	Consists of deferred stock units (DSUs) and restricted stock units (RSUs) granted under the 2013 Omnibus Equity Incentive Plan and shares under the 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”).
(2)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding DSUs, RSUs and shares under the 2013 Employee Stock Purchase Plan, which have no exercise price.
(3)	This number includes 341,336 shares that were available for future issuance under the 2013 ESPP Plan at December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2015, which information will appear under the captions entitled “Proposal 1: Election of Directors” and “Certain Relationships and Related Party Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2015, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2015” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1) Consolidated Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form 10-K beginning on page F-1.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Net and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

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

Dated: March 9, 2015	Marcus & Millichap, Inc.

/s/ John J. Kerin
John J. Kerin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN J. KERIN John J. Kerin	Director, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2015

/s/ MARTIN E. LOUIE Martin E. Louie	Chief Financial Officer (Principal Financial Officer)	March 9, 2015

/s/ KURT H. SCHWARZ Kurt H. Schwarz	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2015

/s/ GEORGE M. MARCUS George M. Marcus	Director	March 9, 2015

/s/ WILLIAM A. MILLICHAP William A. Millichap	Director	March 9, 2015

/s/ NORMA J. LAWRENCE Norma J. Lawrence	Director	March 9, 2015

/s/ NICHOLAS F. MCCLANAHAN Nicholas F. McClanahan	Director	March 9, 2015

/s/ GEORGE T. SHAHEEN George T. Shaheen	Director	March 9, 2015

/s/ DON C. WATTERS Don C. Watters	Director	March 9, 2015

MARCUS & MILLICHAP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Marcus & Millichap, Inc.:

We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of net and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marcus & Millichap, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U S generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 9, 2015

MARCUS & MILLICHAP, INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$149,159	$100,952
Commissions receivable	3,412	3,238
Employee notes receivable	216	229
Prepaid expenses	7,536	4,320
Income tax receivable	1,711	—
Deferred tax assets, net	13,600	8,663
Other assets, net	2,839	2,429

Total current assets	178,473	119,831
Prepaid rent	3,645	4,999
Property and equipment, net	7,693	8,560
Employee notes receivable	162	189
Marketable securities, available for sale	14,752	—
Investments held in rabbi trust	4,332	4,067
Deferred tax assets, net	21,265	27,185
Other assets	3,282	2,478

Total assets	$233,604	$167,309

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,488	$6,911
Accounts payable and accrued expenses – related party	97	506
Income tax payable	—	6,459
Notes payable to former stockholders	894	851
Commissions payable	28,932	25,086
Accrued bonuses and other employee related expenses	27,793	16,947

Total current liabilities	67,204	56,760
Deferred compensation and commissions	36,581	32,177
Notes payable to former stockholders	10,610	11,504
Other liabilities	2,400	4,371

Total liabilities	116,795	104,812

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at December 31, 2014 and 2013, respectively	—	—
Common Stock $0.0001 par value: Authorized shares – 150,000,000; issued and outstanding shares – 36,918,442 and 36,600,897 at December 31, 2014 and 2013, respectively	4	4
Additional paid-in capital	75,058	70,445
Stock notes receivable from employees	(4)	(13)
Retained earnings (accumulated deficit)	41,592	(7,939)
Accumulated other comprehensive income	159	—

Total stockholders’ equity	116,809	62,497

Total liabilities and stockholders’ equity	$233,604	$167,309

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Real estate brokerage commissions	$524,951	$393,203	$351,407
Financing fees	33,881	25,921	21,132
Other revenues	13,356	16,771	13,177

Total revenues	572,188	435,895	385,716
Operating expenses:
Cost of services	350,102	264,637	230,248
Selling, general, and administrative expense	134,274	115,661	103,479
Depreciation and amortization expense	3,206	3,043	2,981
Stock-based and other compensation in connection with initial public offering	—	31,268	—

Total operating expenses	487,582	414,609	336,708

Operating income	84,606	21,286	49,008
Other income (expense), net	28	760	437
Interest expense	(1,651)	(105)	(4)

Income before provision for income taxes	82,983	21,941	49,441
Provision for income taxes	33,452	13,735	21,507

Net income	49,531	8,206	27,934
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $16, $0 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively	24	—	—
Foreign currency translation gain, net of tax of $90, $0 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively	135	—	—

Total other comprehensive income	159	—	—

Comprehensive income	$49,690	$8,206	$27,934

Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering:
Net income	$49,531	$8,206	$27,934
Less: Net (loss) income attributable to Marcus & Millichap Real Estate Investment Services, Inc. prior to initial public offering on October 31, 2013	—	(1,045)	27,934

Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering	$49,531	$9,251	$—

Earnings per share (1):
Basic	$1.27	$0.24
Diluted	$1.27	$0.24
Weighted average common shares outstanding (1):
Basic	38,851	38,787
Diluted	38,978	38,815

(1)	Earnings per share (EPS) for the twelve months ended December 31, 2013 represents EPS attributable to Marcus & Millichap, Inc. subsequent to its initial public offering on October 31, 2013. EPS information for periods prior to the initial public offering were not meaningful.

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	1,000	$10	230,239	$230	$20,423	$(146)	$(360)	$—	$20,157
Net income	—	—	—	—	—	—	27,934	—	27,934
Series A preferred dividends declared and paid	—	—	—	—	—	—	(30,756)	—	(30,756)
Deemed capital contribution from MMC	—	—	—	—	4,209	—	—	—	4,209
Issuance of restricted stock	—	—	3,500	4	86	(90)	—	—	—
Payments on stock notes receivable from employees	—	—	—	—	—	86	—	—	86

Balance as of December 31, 2012	1,000	10	233,739	234	24,718	(150)	(3,182)	—	21,630
Net loss attributable to Marcus & Millichap Real Estate Investment Services, Inc. prior to initial public offering on October 31, 2013	—	—	—	—	—	—	(1,045)	—	(1,045)
Series A preferred dividends declared and paid	—	—	—	—	(24,718)	—	(12,963)	—	(37,681)
Deemed capital distribution from MMC	—	—	—	—	(3,291)	—	—	—	(3,291)
Issuance of restricted stock	—	—	750	1	20	(21)	—	—	—
Payments on stock notes receivable from employees	—	—	—	—	—	158	—	—	158
Stock-based compensation	—	—	69,583	—	30,886	—	—	—	30,886
Exchange of Marcus & Millichap Real Estate Investment Services, Inc. Series A redeemable preferred and common stock for Marcus & Millichap, Inc. common stock	(1,000)	(10)	32,123,412	(231)	241	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	4,173,413	—	42,313	—	—	—	42,313

Balance as of October 31, 2013	—	—	36,600,897	4	70,169	(13)	(17,190)	—	52,970
Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering	—	—	—	—	—	—	9,251	—	9,251
Stock-based compensation	—	—	—	—	276	—	—	—	276

Balance as of December 31, 2013	—	—	36,600,897	4	70,445	(13)	(7,939)	—	62,497
Net and comprehensive income	—	—	—	—	—	—	49,531	159	49,690
Issuance of common stock for settlement of deferred stock units	—	—	455,151	—	—	—	—	—	—
Shares withheld related to net share settlement of deferred stock units	—	—	(185,821)	—	(5,981)	—	—	—	(5,981)
Issuance of common stock pursuant to employee stock purchase plan	—	—	25,331	—	410	—	—	—	410
Issuance of unvested restricted stock awards	—	—	22,884	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,034	—	—	—	5,034
Tax benefit from stock-based award activity	—	—	—	—	4,310	—	—	—	4,310
Tax benefit of deductible IPO transaction costs	—	—	—	—	840	—	—	—	840
Reduction of stock notes receivable from employees	—	—	—	—	—	9	—	—	9

Balance as of December 31, 2014	—	$—	36,918,442	$4	$75,058	$(4)	$41,592	$159	$116,809

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$49,531	$8,206	$27,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,206	3,043	2,981
Provision for bad debt expense	29	207	97
Stock-based compensation	5,034	33,817	4,209
Deferred taxes, net	877	(9,276)	—
Other non-cash items	372	66	19
Changes in operating assets and liabilities:
Commissions receivable	(174)	1,969	(3,297)
Prepaid expenses	(3,216)	(1,414)	(547)
Prepaid rent	1,354	(2,144)	103
Investments held in rabbi trust	(48)	(1,162)	(497)
Other assets	(1,243)	(595)	172
Due to (from) affiliates	—	60,389	(19,884)
Accounts payable and accrued expenses	2,711	(8,043)	6,791
Accounts payable and accrued expenses – related party	(409)	506	—
Income tax (receivable) payable	(3,860)	6,459	—
Commissions payable	3,846	2,502	9,008
Accrued bonuses and other employee related expenses	10,846	(572)	7,831
Deferred compensation and commissions	4,536	3,086	2,495
Other liabilities	(1,955)	(100)	(2,061)

Net cash provided by operating activities	71,437	96,944	35,354
Cash flows from investing activities
Purchases of marketable securities, available for sale	(14,700)	—	—
Payments received on employee notes receivable	126	1,173	458
Issuances of employee notes receivable	(86)	(434)	(706)
Purchase of property and equipment	(2,566)	(4,795)	(4,563)
Proceeds from sale of property and equipment	1	32	174

Net cash used in investing activities	(17,225)	(4,024)	(4,637)
Cash flows from financing activities
Proceeds from issuance of shares pursuant to employee stock purchase plan	410	—	—
Withholding taxes paid related to net share settlement of equity awards	(5,982)	—	—
Realized tax benefit of deductible IPO transaction costs	840	—	—
Distribution related to stock appreciation rights liability	(412)	—	—
Dividends paid to Marcus & Millichap Company	—	(37,681)	(30,756)
Payments on obligations under capital leases	(16)	(58)	(98)
Principal payments on notes payable to former stockholders	(851)	—	—
Payments received on stock notes receivable from employees	6	158	86
Proceeds from initial public offering, net of issuance costs	—	42,506	—

Net cash (used in) provided by financing activities	(6,005)	4,925	(30,768)
Net increase (decrease) in cash and cash equivalents	48,207	97,845	(51)
Cash and cash equivalents at beginning of period	100,952	3,107	3,158

Cash and cash equivalents at end of period	$149,159	$100,952	$3,107

Supplemental disclosures of cash flow information
Interest paid during the period	$635	$1	$4

Income taxes paid (paid to former parent in 2013 and 2012)	$35,596	$29,702	$17,880

Supplemental disclosures of noncash investing and financing activities
Tax benefit from share-based award activity included in income tax receivable	$4,310	$—	$—

Deferred offering costs included in accounts payable and accrued expenses	$—	$193	$—

Net change in accounts payable and accrued expenses related to property and equipment additions	$(134)	$216	$—

Issuance of restricted stock for notes receivable	$—	$21	$90

Deemed capital (distribution) contribution from Marcus & Millichap Company	$—	$(3,291)	$4,209

See accompanying notes to consolidated financial statements.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business, Basis of presentation and Recent Accounting Pronouncements

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of December 31, 2014, MMI operates 78 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

Reorganization and Initial Public Offering

MMI was formed in June 2013 in preparation for Marcus & Millichap Company (“MMC”) to spin-off its majority owned subsidiary, MMREIS (“Spin-Off”). Prior to the initial public offering (“IPO”) of MMI stock on October 30, 2013, all of the preferred and common stockholders of MMREIS (including MMC and employees of MMREIS) contributed all of their outstanding shares to MMI, in exchange for new MMI common stock. As a result, MMREIS became a wholly-owned subsidiary of MMI. Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness of MMC.

On November 5, 2013, MMI completed its Initial Public Offering (“IPO”) of 6,900,000 shares of common stock at a price to the public of $12.00 per share of which 4,173,413 shares were sold by the Company and 2,726,587 shares were sold by certain selling stockholders. See Note 9 – “Stockholders’ Equity” for additional information on IPO.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”). Prior to the Spin-Off, MMI and MMREIS were affiliates under common control and in connection with the Spin-Off, the assets and liabilities of MMREIS were recorded at carryover basis. The historical financial statements of MMREIS, as the Company’s predecessor, have been presented as the historical financial statements of MMI for all periods prior to the Spin-Off from the beginning of the earliest period presented.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, due from affiliates, due from independent contractors, investments in

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

marketable securities – available for sale, security deposits (included under other assets, non-current caption) and commissions receivables. Cash is placed with high-credit quality financial institutions and invested high-credit quality money market funds.

To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. The Company historically has not experienced any losses related to cash and cash equivalents or due from affiliates. The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company performs ongoing credit evaluations of its customers and debtors and requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the twelve months ended December 31, 2014 and 2013, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and therefore do not expose the Company to significant credit risk.

Reclassifications

Certain prior-period amounts in the consolidated financial statements and notes thereto, have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations, total assets, total liabilities, stockholders’ equity or cash flow subtotals. In addition to reclassifications within current assets, the Company reclassified $668,000, net in due from independent contractors from other assets long-term to current as of December 31, 2013.

Segment Reporting

The Company follows the guidance for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker (“CODM”) or decision making group, to perform resource allocations and performance assessments. The CODMs are the Chief Executive Officer and Chief Financial Officer. The CODM review financial information presented on an office-by-office basis for purposes of making operating decisions, assessing financial performance and allocating resources. Based on the evaluation of the Company’s financial information, management believes that the Company’s offices represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial reporting purposes. The Company’s financing operations also represent an individual operating segment, which does not meet the thresholds to be presented as a separate reportable segment.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the current revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for transfer to customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. ASU 2014-09 permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

standards. For the Company, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of this new standard and will select a transition method when the effect is determined; however, the Company does not expect this standard to have a significant effect on the Company’s revenue recognition.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Currently, there is no guidance under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, the Company will be required to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2017. This new standard will not have an impact on the Company’s consolidated financial position or results of operations.

2.	Accounting Policies

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. At December 31, 2014 and 2013, a significant portion of the balance of cash and cash equivalents was principally held with three financial institutions and one money market fund. Management believes the likelihood of realizing material losses from the excess of cash balances over federally insured limits is remote.

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

Revenue Recognition

The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. Revenues from real estate brokerage commissions are recognized when there is persuasive evidence of an arrangement, all services have been provided, the price is fixed and determinable and collectability is reasonably assured. These criteria are typically met at the close of escrow. The Company generates financing fees from securing financing on purchase transactions as well as fees earned from refinancing its clients’ existing mortgage debt and other financing activities. Revenues from financing fees are recognized at the time the loan closes and there are no remaining significant obligations for performance in connection with the transaction. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. Revenues from these services are recognized as they are performed and completed.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Commissions Receivable

Commissions receivable consist of commissions earned on brokerage transactions for which payment has not yet been received. The Company evaluates the need for an allowance for doubtful accounts based on the specific-identification of potentially uncollectible accounts. The majority of commission’s receivable are settled within 10 days after the close of escrow. As a result, the Company did not require an allowance for commissions receivable at December 31, 2014 or 2013.

Cost of Services

Cost of services principally consists of commissions and other costs for the Company’s sales and financing professionals related to transactions closed in the period. Sales and financing professionals commissions are generally paid on transaction revenues and includes referral and other revenues generated by the Company’s sales and financing professionals. Sales and financing professionals are compensated at commission rates based on individual agreements and portions of the commissions due may be deferred in accordance with their contracts.

Investments in Marketable Securities, Available for Sale

The Company maintains a portfolio of cash equivalents and investments in a variety of fixed and variable rate securities, including U.S. government and agency debt securities, corporate debt securities, asset-backed securities and money market funds. The Company considers its investment in marketable securities to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains or losses recorded in other comprehensive income (loss), net of tax. The Company determines the appropriate classification of investments in marketable securities, available for sale at the time of purchase. Interest along with accretion and amortization of purchase premiums and discounts, which are recorded over the remaining weighted average life of the security, are included in other income (expense), net in the consolidated statements of net and comprehensive income. See Note 5 – “Investments in Marketable Securities” for additional information.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other items, the duration and extent to which the fair market value of a security is less than its amortized cost and the Company’s intent and ability to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company has evaluated its investments in marketable securities as of December 31, 2014 and has determined that no investments with unrealized losses are other-than-temporarily impaired. The Company has no current intent to sell and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity.

Investments Held in Rabbi Trust

The Company provides a non-qualified deferred compensation program to certain employees. Deferred amounts are contributed to a Rabbi Trust which invests the amounts in variable whole life insurance policies owned by the Company for the participants benefit. Participants may elect to invest in various equity and debt securities offered within the plan on a notional basis. The net change in the carrying value of the underlying assets held in the rabbit trust is recorded in other income (expense), net. The change in the deferred compensation liability as a result the change in the notional value of the participants accounts is recorded as a component of selling general and administrative expenses in the consolidated statements of net and comprehensive income.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The Company carries its investments including investments in marketable securities, available for sale and investments held in rabbi trust at fair value. The Company defines the fair value of a financial instrument as the amount that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. The Company is responsible for the determination of the value of the investment carried and fair value and the supporting methodologies and assumptions. The Company uses various pricing sources to validate the values utilized.

The degree of judgment used in measuring the fair value of financial instruments generally inversely correlates with the level of observable valuation inputs. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Financial instruments for which no quoted prices are available have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment.

Assets recorded at fair value in the Consolidated Balance Sheets are measured and classified in accordance with a fair value hierarchy consisting of the three “levels” based on the observability of inputs available in the market place used to measure the fair values as discussed below:

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

Financial Instruments Fair Value

The Company’s cash and cash equivalents, commissions receivable, amounts due from employee and sales and financing professionals (included in other assets), accounts payable and accrued expenses and commissions payable are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms, which approximate current market rates and considered to be in the Level 1 classification.

Investment in marketable securities, available for sale and investments held in rabbi trust are carried at fair value based on observable inputs available. All these securities are measured as Levels 1 or 2 as appropriate. The Company has no investments measured as Level 3.

As the Company’s obligations under notes payable to former stockholders bear fixed interest rates that approximate current interest rates for debt instruments with similar terms and maturities, the Company has determined that the carrying value on these instruments approximates fair value. As the Company’s obligations under SARs liability (included in deferred compensation and commission’s caption) bear interest at a variable rate based on U.S. Treasuries, the Company has determined that the carrying value approximates the fair value. These are considered to be in the Level 2 classification.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company uses the straight-line method for depreciation and amortization. Depreciation and amortization are provided over estimated useful lives ranging from three to seven years.

The Company occasionally leases certain equipment under capital lease arrangements. The assets and liabilities under capital leases are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the asset under lease. Assets under capital leases are depreciated using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease. The Company does not have any remaining capital lease obligations as of December 31, 2014.

The Company evaluates its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Assets

Other assets consist primarily of amounts due from the Company’s sales and financing professionals, security deposits made in connection with operating leases, customer trust accounts and other receivables.

The Company, from time to time, advances funds to or on behalf of its sales and financing professionals. Certain amounts may bear a nominal interest rate, with any cash receipts on notes applied first to any unpaid principal balance prior to any income being recognized. The Company generally has the ability to collect a portion of these amounts from future commissions due to the sales and financing professional or may forgive a portion of the amount depending on the nature of the advance. The Company evaluates the need for an allowance for these amounts based on the specific identification of potentially uncollectible amounts and provides an allowance based on consideration of historical experience. Amounts are written off upon termination of the sales and financing professional as a service provider or when amounts are no longer collectable.

In connection with a brokerage transaction, the Company may need to or be required to hold cash in escrow for a transaction participant. These amount are deposited into separate customer trust accounts controlled by the Company. The amounts are included in non-current other assets with a corresponding liability included in other liabilities, both in the Consolidated Balance Sheets.

In connection with real estate brokerage activities, the Company may accept a portion of its commission in the form of a commission note receivable. In these cases, the Company considers the need for collateral and evaluates the need for an allowance for these amounts based on the specific identification of potentially uncollectible amounts and provides an allowance based on consideration of historical experience and facts specific to the transaction that gave rise to the commission notes receivable.

Deferred Rent Obligation

Some of the Company’s operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, the Company recognizes rent expense on a straight-line basis over the term of the lease, including periods of free rent or reduced rent, and records the difference between the amount charged to rent expense and the rent paid as a deferred rent obligation.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in selling, general, and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Advertising expense for the years ended December 31, 2014, 2013 and 2012 was $965,000, $975,000 and $702,000, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to (1) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (2) operating loss and tax credit carryforwards. The Company measures existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to have temporary differences to be recovered or settled. The Company recognizes into income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized.

Because of the nature of the Company’s business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, the Company’s tax position can be complex. As such, the Company’s effective tax rate is subject to changes as a result of changes in the mix of its activity in the various jurisdictions in which the Company operates.

The threshold for recognizing the benefits of tax return positions in the financial statements is “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. The Company’s inventory of tax positions has been assessed with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction), and has concluded that no uncertain tax positions are required to be recognized in the Company’s consolidated financial statements.

The Company recognizes interest and penalties incurred as income tax expense.

Prior to the IPO, the Company was part of a consolidated federal income tax return and various combined and consolidated state tax returns that were filed by its previous parent. The Company had a tax-sharing agreement whereby the Company provided for income taxes in its consolidated statements of income using an effective tax rate of 43.5%. In addition, all deferred tax assets and liabilities were recorded by its parent. As part of the Spin-Off, the Company’s tax sharing agreement with its former parent was terminated effective October 31, 2013 and the Company’s allocable net deferred tax assets were transferred to the Company.

Stock-Based Compensation

The Company follows the accounting guidance for share based payments which requires the measurement and recognition of compensation expense for all stock based awards made to employees, agents and directors. Awards are issued under the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) and 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”).

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

For awards made to the Company’s employees and directors, the Company initially values its restricted stock units and restricted stock awards based on the grant date closing price of the Company’s common stock. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date.

For awards made to independent contractors, which are the Company’s sales and financing professionals, the Company determined that the fair value of the award shall be measured based on the fair value of the equity instrument as it is more reliably measureable than the fair value of the consideration received. The Company uses the grant date as the performance commitment date, and the measurement date for these awards is the date the services are completed, which is the vesting date. As a result, the Company records stock-based compensation for these awards over the vesting period on a straight-line basis with periodic adjustments during the vesting period for changes in the fair value of the awards.

For the above awards, the Company estimates forfeitures at the time of grant in order to estimate the amount of share-based payment awards ultimately expected to vest and adjusts the recorded expense accordingly. The Company calculates a separate forfeiture rate for its employees and non-employees awards. Forfeitures are required to be revised, if necessary, in subsequent periods. If estimated and actual forfeitures differ from these initial estimates, the Company adjusts the cumulative expense as appropriate to account for the change in the estimated forfeiture rates. If there are any modifications or cancellations of the underlying unvested share-based awards, the Company may be required to accelerate, increase or cancel any remaining unrecognized stock-based compensation expense. Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

For awards issued under the 2013 ESPP Plan, the Company determined that the plan was a compensatory plan and is required to expense the fair value of the awards over each six-month offering period. The Company estimates the fair value of these awards using the Black-Scholes option pricing model. The Company calculates the expected volatility based on the historical volatility of the Company’s common stock and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant, both consistent with the term of the offering period. The Company incorporates no forfeiture rate and includes no expected dividend yield as the Company has not, and currently does not intend to pay a regular dividend. See Note 9 – “Stockholders’ Equity” for additional information on dividends.

Stock-Based Compensation Prior to the IPO

MMREIS historically issued stock options and stock appreciation rights, or SARs, to key employees through a book value, stock-based compensation award program (the “Program”). The Program allowed for employees to exercise stock options in exchange for shares of unvested restricted common stock. The Program also allowed employees to exercise options through the issuance of notes receivable, which were recourse to the employee. The determination of the grant price and repurchase price of stock-based awards at the grant date and repurchase date were fixed as determined by a valuation formula using book value, as defined by the agreements between MMREIS and the employees. The stock awards generally vested over a three to five-year period. Under these plans, MMREIS retained the right to repurchase shares if certain events occurred, which included termination of employment. In these circumstances, the plan document provided for repurchase proceeds to be settled in the form of a note payable to (former) shareholders or cash, which was settled over a fixed period. While MMREIS had entered into the agreements to repurchase the stock and settle the SARs held by employees upon termination of their employment (subject to certain conditions as specified in the agreements), MMC had historically assumed the obligation to make payments to the former shareholders. While MMREIS recognized the compensation expense associated with these

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

share-based payment arrangements, the liability had historically been assumed by MMC through a deemed contribution, which then has paid the former shareholders over time. The accounting for the stock options and SARs awards, including MMC’s assumption of MMREIS repurchase obligations, is discussed below.

Restricted Common Stock

Since stock options only allowed the grantee the right to acquire shares of unvested restricted common stock at book value, which was determined on an annual basis, MMREIS accounted for the stock options and the related unvested restricted stock, as a single instrument, with a single service period. The service period began on the option grant date, and extended through the exercise and subsequent vesting period of the restricted stock. The unvested restricted common stock was accounted for in accordance with ASC 718. Increases or decreases in the formula settlement value of unvested restricted stock subsequent to the grant date, were recorded as increases or decreases, respectively, to compensation expense, with decreases limited to the book value of the stock on the date of grant. As MMC had assumed the Company’s obligation with respect to any appreciation in the value of the underlying vested awards in excess of the employees’ exercise price, MMC was deemed to make a capital contribution to the Company’s additional paid-in capital equal to the amount of compensation expense recorded, net of the applicable taxes. Based on the tax-sharing agreement between the Company and MMC, the tax deduction for the compensation expense recorded by the Company was allocated to MMC. MMC recorded the liability related to the appreciation in the value of the underlying stock in its consolidated financial statements. To the extent of any depreciation in the value of the underlying vested awards (limited to the amount of any appreciation previously recorded from the employees ‘original exercise price), compensation expense was reduced and MMC was deemed to receive a capital distribution.

SARs

SARs to employees were accounted for in accordance with ASC 718. Similar to the vested stock, compensation expense related to the SARs was recorded in each period and was equal to the appreciation in the formula-settlement value of vested SARs at the end of each reporting period-end from the prior reporting period-end. As MMC had assumed the Company’s obligation with respect to any appreciation in the value of the vested SARs, MMC was deemed to make a capital contribution to the Company’s additional paid-in capital equal to the amount of compensation expense recorded, net of the applicable taxes. Based on the tax-sharing agreement entered between the Company and MMC, the tax deduction for the compensation expense recorded by the Company was allocated to MMC. MMC recorded the liability related to the appreciation in the value of the underlying stock in its consolidated financial statements. To the extent of any depreciation in the value of the vested SARs (limited to the amount of any appreciation previously recorded), compensation expense was reduced and MMC was deemed to have received a capital distribution.

Earnings Per Share

Earnings per share is calculated using net income attributable to Marcus and Millichap, Inc. subsequent to the IPO on October 31, 2013. Earnings per share prior to the IPO has not been presented as the holders of MMREIS Series A Redeemable Preferred Stock were entitled to receive discretionary dividends, payable in preference and priority to any distribution on MMREIS common stock. Since MMREIS typically distributed its earnings to the Series A Preferred stockholders on a quarter-in-arrears basis, earnings per share information for MMREIS common stock prior to the IPO was not meaningful.

Basic weighted average shares outstanding includes vested, but un-issued Deferred Stock Units (“DSU’s). The difference between basic and weighted average shares outstanding and diluted weighted average shares outstanding represents the dilutive impact of common stock equivalents consisting of shares to be issued under the 2013 Plan and 2013 ESPP Plan.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Foreign Currency Translation

The Company prepares the financial statements of its Canadian subsidiary using the local currency as the functional currency. The assets and liabilities of the Company’s Canadian subsidiary are translated in to U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of stockholder’s equity through other comprehensive income (loss) in the consolidated statements of net and comprehensive income.

Income and expenses are translated at the average monthly rates of exchange. The Company includes gains and losses from foreign currency transactions in other income (expense), net in the consolidated statements of net and comprehensive income.

The effect of foreign currency translation on Cash and cash equivalent is reflected in cash flows from operating activities on the consolidated statements of cash flows, and is not material for any period presented.

Taxes Collected From Clients and Remitted to Governmental Authorities

The Company accounts for tax assessed by any governmental authority that is based on revenue or transaction value (i.e. sales, use and value added taxes) on a net basis, excluded from revenue and recorded as current liabilities until paid.

3.	Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	December 31,
	2014	2013
Computer software and hardware equipment	$8,769	$8,442
Furniture, fixtures, and equipment	14,684	19,530
Less accumulated depreciation and amortization	(15,760)	(19,412)

	$7,693	$8,560

During the year ended December 31, 2014, the Company wrote-off approximately $7.7 million of fully depreciated furniture, fixtures, and equipment no longer in use.

Depreciation and amortization expense on property and equipment was $3.2 million, $3.0 million and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The cost and accumulated depreciation of assets subject to capital leases is recorded in furniture, fixtures and equipment and was not material as of December 31, 2013. The Company does not have any remaining capital lease obligations as of December 31, 2014.

Payments for certain improvements to the Company’s leased office space are recorded as prepaid rent. Amortization of prepaid rent is recorded using the straight-line method over the shorter of the estimated economic life of the improvements or lease term as a charge to rent expense.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

4.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2014	2013	2014	2013
Due from independent contractors, net (1) (2)	$1,577	$1,249	$1,820	$1,280
Security deposits	—	—	1,240	1,126
Customer trust accounts and other	1,262	1,180	222	72

	$2,839	$2,429	$3,282	$2,478

(1)	Includes allowance for doubtful accounts related to current of $193,000 and $223,000 as of December 31, 2014 and 2013, respectively. The Company recorded a provision for bad debt expense of $29,000, $207,000 and $97,000 and wrote off $59,000, $152,000 and $173,000 of these receivables for the years ended December 31, 2014, 2013 and 2012, respectively.
(2)	Represents amounts advanced, notes receivable and other receivables due from the Company’s sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years. As of December 31, 2014 and 2013, the weighted average interest rate for notes receivable due from the Company’s sales and financing professionals was approximately 2.8% and 2.2%, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	December 31,
	2014	2013
SARs liability	$20,542	$19,970
Commissions payable to sales and financing professionals	12,176	8,623
Deferred compensation liability	3,863	3,584

	$36,581	$32,177

SARs Liability

Prior to the IPO, certain employees of the Company were granted stock appreciation rights (“SARs”) under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen at March 31, 2013, and was transferred to MMI through a capital contribution. The SARs liability will be settled with each participant in installments upon retirement or departure. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rate at January 2, 2014 was 5.03%, and MMI recorded interest expense related to this liability of $984,000 for the year ended December 31, 2014. During the year ended December 31, 2014, the Company reduced the SARs liability balance in the amount of $412,000 related to a distribution for the settlement of FICA taxes payable on behalf of certain participants.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

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

Deferred Compensation Liability

A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in investments held in rabbi trust in the accompanying consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time all or a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate amount in the Deferred Compensation Plan’s participants’ accounts.

The net change in the carrying value of the investments held in the rabbi trust are recorded in other income (expense), net in the consolidated statements of net and comprehensive income and were $290,000, $495,000 and $353,000 during the years ended December 31, 2014, 2013 and 2012, respectively. The net change in the carrying value of the deferred compensation obligation are recorded in selling, general, and administrative expense in the consolidated statements of net and comprehensive income and were $313,000, $504,000 and $353,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

Other Liabilities

Other liabilities consisted of the following (in thousands):

	December 31,
	2014	2013
Long term deferred rent	$2,356	$2,952
Accrued legal (1)	—	1,351
Other	44	68

	$2,400	$4,371

(1)	Excludes the current portion of accrued legal, which is included in accounts payable and accrued expenses on the consolidated balance sheets.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

5.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following as of December 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of security – long-term:
U.S. government and agency debt securities	$4,993	$7	$(3)	$4,997
Corporate debt securities	7,442	48	(12)	7,478
Asset-backed securities	2,277	4	(4)	2,277

	$14,712	$59	$(19)	$14,752

As of December 31, 2014, the amortized cost and fair value of the Company’s investment in available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were $5.4 million. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. As of December 31, 2014, the Company did not have any investments in a continuous unrealized loss position for 12 months or longer.

In addition, the Company does not intend to sell and it is not more-likely-than-not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. For the year-ended December 31, 2014, the Company did not sell any securities. As a result, there is no other-than-temporary impairment for these investments at December 31, 2014. Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following as of December 31, 2014 (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	4,679	4,679
Due after five years through ten years	5,652	5,662
Due after ten years	4,381	4,411

	$14,712	$14,752

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties.

As of December 31, 2014, the weighted average maturity date of investments in marketable securities, available-for-sale securities was 9.6 years.

6.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS that were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by these former stockholders (“the Notes”), which had been previously assumed by MMC, were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments and a final principal payment in April 14, 2020 and June 30, 2020. Accrued interest pertaining to the Notes was $396,000 and $425,000 as of December 31, 2014 and 2013, respectively and was recorded in accounts payable and accrued expenses caption in the accompanying consolidated balance sheets.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

During the years ended December 31, 2014 and 2013, interest expense in the amount of $591,000 and $103,000, respectively was recorded in interest expense in the accompanying consolidated statements of net and comprehensive income. During the year ended December 31, 2013, accrued interest expense prior to the IPO date of October 31, 2013 in the amount of $318,000 was recorded in additional paid-in capital in the accompanying statements of stockholders’ equity. During the year ended December 31, 2014, the Company made payments of $1.5 million and of this amount, $851,000 pertained to principal and $618,000 pertained to interest.

As of December 31, 2014, the future minimum principal payments for the Notes for restricted stock and SARs were as follows (in thousands):

2015	$894
2016	939
2017	985
2018	1,035
2019	1,087
Thereafter	6,564

$11,504

7.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC where by the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. These costs included reimbursement for health insurance premiums, shared services and other general and administrative costs. The Company was charged $4.3 million (including $3.2 million for reimbursement for health insurance premiums) and $4.8 million (including $3.5 million for reimbursement for health insurance premiums) in the years ended December 31, 2013 and 2012, respectively under this arrangement. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company can acquire the services separately, and the Company expects that these charges will decrease over time. During the years ended December 31, 2014 and 2013, the Company incurred $1.3 million and $824,000 under the TSA of which $1.0 million and $687,000 was incurred for reimbursement of health insurance premiums. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income. In April 2014, the Company established its own health insurance plan significantly reducing the reliance on the TSA. As of December 31, 2014 and 2013, $97,000 and $506,000, respectively, remains unpaid and included in accounts payable and other accrued expenses – related party in the accompanying consolidated balance sheets.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the years ended December 31, 2014, 2013 and 2012, the Company recorded real estate brokerage commissions and financing fees of $1.3 million, $735,000 and $1.1 million, respectively, from subsidiaries of MMC related to these services. The Company incurred cost of services of $816,000, $441,000 and $711,000, respectively, related to these revenues.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Operating Lease with MMC

The Company has an operating lease with MMC for an office located in Palo Alto, California. The lease expires May 31, 2022. Rent expense for this lease totaled $438,000, $398,000 and $278,000 for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Other

The Company, from time-to-time makes advances to non-executive employees. At December 31, 2014 and 2013, the aggregate principal amount for employee loans outstanding was $378,000 and $418,000, respectively, which is included in employee notes receivable in the accompanying consolidated balance sheets.

See Note 9 – “Stockholders’ Equity” for information on pre-IPO dividends to MMC.

As of December 31, 2014, Mr. Marcus, the Company’s founder and Co-Chairman, continues to beneficially own indirectly approximately 65% of the Company’s fully diluted shares, including shares to be issued upon settlement of vested deferred stock units, or DSUs.

On February 6, 2015, the Company filed a Registration Statement on Form S-3, registering for future sale of 4,600,000 shares, principally controlled by Mr. Marcus. The Company cannot sell any shares under this Registration Statement.

Prior to its termination on June 30, 2013, the Company was subject to a cash sweep arrangement with MMC. Under the arrangement, the Company’s cash was swept daily into an MMC money market account. The Company received interest on the balances held in the sweep accounts. The Company earned interest of $0, $74,000 and $147,000 on the balances for the years ended December 31, 2014, 2013 and 2012, respectively.

8.	Fair Value Measurements

The Company values its investments including investments held in rabbi trust, cash equivalents and investments in marketable securities, available for sale at fair value on a recurring basis. These investments carried at fair value are categorized into one of the three categories described above and consisted of the following (in thousands):

	December 31, 2014
	Fair Value	Level 1	Level 2	Level 3
Investments held in rabbi trust	$4,332	$—	$4,332	$—

	$4,332	$—	$4,332	$—

Cash equivalents:
Money market funds (1):	$25,310	$25,310	—	—

	$25,310	$25,310	—	—

Marketable securities, available for sale
Long-term investments:
U.S. government and agency debt securities	$4,997	$2,980	$2,017	$—
Corporate debt securities	7,478	—	7,478	—
Asset-backed securities	2,277	—	2,277	—

	$14,752	$2,980	$11,772	$—

(1)	Included in cash and cash equivalents.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The fair value of investments held in rabbi trust categorized as level 2 was $4.1 million as of December 31, 2013.

See Note 2 – “Accounting Policies” for information on fair value of the Company’s other financial instruments.

9.	Stockholders’ Equity

Stockholders’ Equity Subsequent to the IPO

Common Stock

As of December 31, 2014 and 2013, there were 36,918,442 and 36,600,897 shares of common stock, $0.0001 par value, issued and outstanding, including 42,882 and 30,000 of unvested restricted stock awards issued to non-employee directors, respectively.

During the period subsequent to the IPO, the Company did not pay any dividends and currently does not intend to pay a regular dividend. The Company will evaluate its dividend policy in the future. Any declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the board of directors and will depend on many factors, including the Company’s financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the board of directors deems relevant.

Preferred Stock

Subsequent to the IPO, the Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2014 and 2013, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of income taxes consists of the following (in thousands):

	December 31,
	2014	2013
Unrealized gain on marketable securities, net	$24	$—
Foreign currency translation gain, net	135	—

	$159	$—

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Stockholders’ Equity Prior to the IPO and Transactions in Connection with the IPO

Preferred Stock

Prior to the IPO, MMREIS had issued and outstanding 1,000 shares of Series A Redeemable Preferred Stock (“pre-IPO Series A Preferred”) and 234,489 shares of common stock. Terms of the pre-IPO Series A Preferred were as follows:

Liquidation Preference – In the event of voluntary or involuntary liquidation, the pre-IPO Series A Preferred stockholders were entitled to be paid, before any payment was to be made in respect of MMREIS’s common stock, an amount equal to $10 per share of pre-IPO Series A Preferred plus all accrued but unpaid dividends for each share of pre-IPO Series A Preferred. If, upon liquidation, the assets of MMREIS available for distribution to its stockholders were insufficient to pay the holders of pre-IPO Series A Preferred, the entire remaining assets of MMREIS available for distribution would have been distributed ratably among the holders of the pre-IPO Series A Preferred in proportion to the full amount to which they would have otherwise been respectively entitled.

After the payment or setting apart for payment to the holders of the pre-IPO Series A Preferred, the remaining assets and funds of MMREIS available for distribution to the stockholders would have been distributed among the holders of pre-IPO common stock pro rata on the basis of the number of shares of pre-IPO common stock then outstanding.

Redemption – MMREIS was permitted to redeem any or all shares of pre-IPO Series A Preferred by paying an amount equal to $10 per share plus all declared and unpaid dividends with respect to such shares at the redemption date. The pre-IPO Series A Preferred shares were not convertible into common stock.

Voting Rights – The pre-IPO Series A Preferred stockholders did not have voting rights.

Pre-IPO Spin-off

On October 30, 2013 and prior to completion of the Company’s IPO, MMC and the other stockholders of MMREIS contributed all of the 1,000 issued and outstanding shares of the pre-IPO Series A Preferred, $10.00 par value and 234,489 of the issued and outstanding shares of MMREIS common stock, $1.00 par value, in exchange for 32,357,901 shares of the new Marcus & Millichap common stock, $0.0001 par value. The 234,489 issued and outstanding shares of MMREIS common stock included 28,749 shares owned by MMREIS managing directors.

Initial Public Offering

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Dividends

Prior to the IPO, MMREIS distributed substantially all of its net income to MMC in the form of cash dividends. The stockholders of the pre-IPO Series A Preferred were entitled to receive dividends, payable in preference and priority to any distribution on common stock, at a rate determined by the Board of Directors, when and as declared by the Board of Directors. The right to dividends on the pre-IPO Series A Preferred was not cumulative, and no right accrued to the holders of the pre-IPO Series A Preferred by reason of the fact that dividends on such shares were not declared and paid in any prior year, nor are any undeclared or unpaid dividends entitled to bear or accrue interest. No dividends were paid with respect to common stock unless the pre-IPO Series A Preferred stockholders received a dividend return in such year in the amount of $10 for each outstanding share of the pre-IPO Series A Preferred. To the extent that dividends were declared on any common share, a dividend in an equal amount was to be paid on each outstanding share of pre-IPO Series A Preferred.

Total dividends declared and paid on the pre-IPO Series A Preferred shares for the twelve months ended December 31, 2013 and 2012 were $37.7 million and $30.8 million, respectively. No dividends were declared for pre-IPO common stock for the twelve months ended December 31, 2013 and 2012.

Deemed Capital Contribution (Distribution) from MMC

MMC accounted for stock-based compensation and was deemed to make a capital contribution to MMREIS’s additional paid-in capital equal to the amount of stock-based compensation expense attributable to MMREIS. The amounts recorded were net of the applicable taxes in accordance with the tax-sharing agreement between MMREIS and MMC, as the tax deduction on the compensation expense recorded by MMREIS was allocated to MMC.

In conjunction with the Spin-Off, IPO and the termination of the tax-sharing agreement between MMREIS and MMC, certain liabilities and legal obligations of MMREIS that had been previously assumed by MMC were transferred back to MMREIS as non-cash deemed contributions (distributions) from MMC. Such liabilities and legal obligations included (i) the assumption of a liability of $20.0 million related to amounts frozen under the SARs program based on a frozen value calculated as of March 31, 2013; (ii) the assumption of a liability of $12.2 million related to notes payable to certain former stockholders of MMREIS in settlement of SARs and restricted stock awards which were redeemed by MMREIS upon the termination of employment by these former stockholders; (iii) the assumption of a liability of approximately $318,000 related to interest payable associated with notes payable to former stockholders. See Note 6 – “Notes Payable to Former Stockholders” for additional information; and (iv) deferred tax assets, net totaling $26.6 million using an effective tax rate of 40.0% primarily pertaining to these and other items in connection with IPO. See Note 11 – “Income Taxes” for additional information.

A summary of the deemed capital contributions (distributions) from MMC recorded in additional paid in capital is as follows (in thousands):

	December 31,
	2013	2012
Compensation cost for unvested restricted stock and SARs, net of tax	$2,655	$4,209
SARs liability	(19,970)	—
Notes payable to former stockholders	(12,230)	—
Interest expense related to notes payable to former stockholders	(318)	—
Deferred taxes assets, net	26,572	—

	$(3,291)	$4,209

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

10.	Stock-Based Compensation Plans

2013 Omnibus Equity Incentive Plan

In October 2013, the board of directors adopted the 2013 Plan, which became effective upon the Company’s IPO. The 2013 Plan, in general, authorizes for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards (RSAs), restricted stock units (RSUs), performance units and performance shares to the Company’s and subsidiary corporations’ employees, independent contractors, directors and consultants. Grants are made from time to time by the Company’s board of directors at its discretion.

The following limits apply to any awards granted under the 2013 Plan:

•	Options and stock appreciation rights – no employee or independent contractor can be granted, within any fiscal year, one or more options or stock appreciation rights, which in the aggregate cover more than 500,000 shares; provided, however, that in connection with an employee or independent contractor’s initial service as an employee or independent contractor, an employee or independent contractor’s aggregate limit may be increased by 1,000,000 shares;

•	Restricted stock and restricted stock units – no employee or independent contractor can be granted, within any fiscal year one or more awards of restricted stock or restricted stock units, which in the aggregate cover more than 500,000 shares; provided, however, that in connection with an employee or independent contractor’s initial service as an employee or independent contractor, an employee or independent contractor’s aggregate limit may be increased by 1,000,000 shares; and

•	Performance units and performance shares – no employee or independent contractor can receive performance units or performance shares having a grant date value (assuming maximum payout) greater than $2 million dollars or covering more than 500,000 shares, whichever is greater; provided, however, that in connection with an employee or independent contractor’s initial service as an employee or independent contractor, an employee or independent contractor may receive performance units or performance shares having a grant date value (assuming maximum payout) of up to an additional amount equal to $5 million dollars or covering up to 1,000,000 shares, whichever is greater. An individual may only have one award of performance units or performance shares for a performance period.

Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were reserved for the issuance of awards under the 2013 Plan. At December 31, 2014, there were 2,193,063 shares available for future grants under the Plan. The number of shares available for issuance under the 2013 Plan increases annually on the first day of each year beginning with the 2015 fiscal year, by an amount equal to the lesser of: (i) 5,500,000 shares of the Company’s common stock; (ii) 3% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; and (iii) such other amount as the Company’s board of directors may determine. Pursuant to the automatic increase provided for in the 2013 Plan, the board of directors approved a share reserve increase of 1,100,000 shares in 2015.

Awards Granted in Connection with the IPO

In November 2013, MMI issued the following equity awards under the 2013 Plan: (i) DSUs for an aggregate of 2,192,413 shares granted as replacement awards related to the prior SARs program to the MMREIS managing directors, (ii) DSUs for 83,334 shares to be granted to the Company’s Co-chairman of the board of directors (Mr. Millichap). The DSU’s are fully vested and will be issued ratably over 5 years. In addition, 30,000 shares, in the form of RSAs, was granted to the Company’s non-employee directors. The shares vest ratably over 3 years. All the above awards were granted based on the IPO price of $12.00.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Awards Granted and Settled Subsequent to the IPO

Under the 2013 Plan, the Company has issued RSA’s to non-employee directors and RSU’s to employees and non-employee sales and financing professionals. All RSAs vest in equal annual installments over a three year period from the date of grant. All RSUs vest in equal annual installments over a five year period from the date of grant. Any unvested awards are canceled upon termination of service. As of December 31, 2014, there were no issued or outstanding options, stock appreciation rights, performance units or performance shares awards.

In November 2014, 455,151 shares of the vested DSUs were settled. 185,821 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the settlement date. The amount remitted to the tax authorities for the employees’ tax obligation was reflected in the consolidated statements of cash flows. The shares withheld for taxes were returned to the share reserve and are available for future issuance under the 2013 Plan.

Outstanding Awards

The following table summarizes the Company’s activity under the 2013 Plan for the year ended December 31, 2014 (dollars in thousands, except per share data):

	RSA Grants to Non- employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2013	30,000	313,155	570,760	913,915	$14.46
Granted
February 2014	—	—	38,088	38,088
May 2014	22,884	6,991	31,780	61,655
August 2014	—	6,346	12,474	18,820
November 2014	—	9,584	4,638	14,222
December 2014	—	216,411	—	216,411

Total Granted	22,884	239,332	86,980	349,196	27.46
Vested	(10,002)	—	—	(10,002)	12.00
Transferred	—	(8,596)	8,596	—	14.54
Forfeited/canceled	—	(27,454)	(18,646)	(46,100)	14.65

Nonvested shares at December 31, 2014 (1)	42,882	516,437	647,690	1,207,009	$18.23

Unrecognized stock-based compensation expense as of December 31, 2014 (2)	$503	$10,126	$16,546	$27,175

Weighted average remaining vesting period (years) as of December 31, 2014	2.11	4.46	4.05	4.15

(1)	Nonvested RSU’s will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 4.15 years.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2014, 1,820,596 fully vested DSUs s remained outstanding. See “Amendments to Restricted Stock and SARs” section below and Note 13 – “Earnings Per Share” for additional information.

Employee Stock Purchase Plan

In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”). The 2013 ESPP Plan had 366,667 shares of common stock reserved and 341,356 shares of common stock available for issuance at December 31, 2014. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning with the 2015 fiscal year, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the Board. Pursuant to the automatic increase provided for in the 2013 ESPP Plan, the board of directors determined a share reserve increase was not needed in 2015.

The ESPP Plan qualifies under Section 423 of the IRS Code and provides for consecutive, nonoverlapping 6-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. The first offering period began on May 15, 2014.

The Company determined that the 2013 ESPP Plan was a compensatory plan and is required to expense the fair value of the awards over each 6-month offering period. The Company determines the fair value of ESPP shares to be acquired during each offering period using the Black Scholes option pricing model. The Company calculates the expected volatility based on the historical volatility of the Company’s common stock and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant both consistent with the term of the offering period. The Company incorporates 0% forfeiture rate and 0% expected dividend yield as the Company has not subsequent to the IPO, and currently does not intend to pay regular dividends.

At December 31, 2014, total unrecognized compensation cost related to the ESPP Plan was $93,000 and is expected to be recognized over a weighted-average period of 0.37 years.

Stock Based Compensation Plans Prior to the IPO

Restricted Common Stock and SARs

MMREIS granted options and SARs under a stock-based compensation award program (“Program”). The granted options were exercisable into shares of unvested restricted pre-IPO common stock. The Program was administered by the board of directors. The board determined the terms of an award, including the amount, number of rights or shares, and vesting period, among others. Options issued generally had terms of one year or less. Restricted pre-IPO common stock issued upon exercise of stock options generally vested over three to five years, and were typically exercised immediately upon grant for a note receivable. The exercise price of the options was based upon a formula equivalent to the net book value of common stock as of the end of the fiscal year immediately preceding the date of issuance.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The following is a summary of MMREIS’s stock option activity:

	Year Ended December 31,
	2013		2012
	Shares Under Options	Weighted- Average Exercise Price	Shares Under Options	Weighted- Average Exercise Price
Options outstanding at beginning of year:	750	$28.86	3,500	$25.67
Granted	—	—	750	28.86
Exercised	(750)	28.86	(3,500)	25.67

Options outstanding at end of year	—	$—	750	$28.86

The following is a summary of MMREIS’s restricted common stock activity:

	Year Ended December 31,
	2013		2012
	Restricted Stock	Weighted- Average Grant Date Fair Value	Restricted Stock	Weighted- Average Grant Date Fair Value
Restricted common stock outstanding at beginning of year:	27,999	$23.67	24,499	$23.36
Issued upon exercise of stock options	750	28.86	3,500	25.87
Exchange of common stock (1)	(28,749)	—	—	—

Restricted common stock outstanding at end of year	—	$—	27,999	$23.67

Restricted common stock vested at end of year	—		22,682
Restricted common stock unvested at end of year	—		5,317

(1)	Exchanged for new Marcus & Millichap stock prior to the IPO. Refer to Note 9 – “Stockholders’ Equity” for additional information on the exchange of common stock.

The following is a summary of MMREIS’s SARs activity:

	Year Ended December 31,
	2013	2012
SARs outstanding at beginning of period:	28,733	27,983
Granted	—	750
Settled (1)	(28,733)	—

SARs outstanding at end of period	—	28,733

SARs vested at end of period	—	22,666

(1)	Prior to the IPO, outstanding SAR’s were settled by exchanging the SAR’s for DSU’s for 2,192,413 shares of the new Marcus & Millichap common stock and a fixed SAR’s liability amount. See Amendments to Restricted Stock and SARs below.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Amendments to Restricted Stock and SARs

The SARs were frozen at the liability amount, calculated as of March 31, 2013, which will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. See Note 4 – “Selected Balance Sheet Data” for additional information. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (or otherwise all unsettled shares of stock upon termination of employment will be settled five years from the termination date). In addition, the formula settlement value of all outstanding shares of stock held by the plan participants was removed, and all such shares of stock are subject to sales restrictions that lapse at a rate of 20% per year for five years if the participant remains employed by the Company. Additionally, in the event of death or termination of employment after reaching the age of 67, 100% of the DSUs will be settled and 100% of the shares of stock will be released from the resale restriction. Further, 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company.

The modification was accounted for as a probable-to-probable modification in accordance with ASC 718. Total compensation cost recognized at the time of the modification was equal to (i) the unrecognized portion of compensation cost associated with the original awards, and (ii) the incremental cost resulting from the modification. The incremental compensation cost from the modification was the excess of (a) the fair value of the modified awards based upon the initial public offering price of the stock, and (b) the calculated value of the awards prior to the modification based upon the formula settlement value. The fair value of the DSUs was based upon the Company’s IPO price, discounted for the sales restrictions in accordance with ASC 718. The value of the discount was determined using an independent third-party valuation. In addition, as a result of the removal of the formula settlement value, the modification of the unvested restricted stock resulted in the awards being classified as equity awards. The modification, grant of replacement awards and acceleration of vesting of restricted stock and SARs and grants of other stock-based compensation awards in conjunction with the IPO pursuant to the 2013 Plan, resulted in non-cash stock-based compensation charges of $30.9 million during the three months ended December 31, 2013, which are included in stock-based and other compensation in connection with the IPO on the consolidated statements of net and comprehensive income.

Deemed Capital Contribution (Distribution) From MMC

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Summary of Stock-Based Compensation

The following table summarizes the components of stock-based compensation included in the consolidated statements of net and comprehensive income (in thousands):

	Year Ended December 31,
	2014	2013	2012
Restricted stock and SARs (prior to IPO)	$—	$4,679	$7,448
Stock based compensation in connection with IPO	—	30,886	—
Employee stock purchase plan	128	—	—
RSAs – non-employee directors	197	20	—
RSUs – employees	817	88	—
RSUs – independent contractors	3,892	168	—

	$5,034	$35,841	$7,448

RSUs granted to independent contractors are grants made to the Company’s sales and financing professionals, who are considered non-employees under ASC 718. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement. During the year ended December 31, 2014, stock-based compensation expense was impacted by an increase in the Company’s common stock price from $14.90 at December 31, 2013 to $33.25 at December 31, 2014. See Note 2 – “Accounting Policies” for additional information.

11.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal:
Current	$28,452	$20,245	$18,866
Deferred	(566)	(8,077)	—

	27,886	12,168	18,866
State:
Current	4,123	2,522	2,641
Deferred	1,443	(1,199)	—

	5,566	1,323	2,641
Foreign:
Current	—	244	—
Deferred	—	—	—

		244

Provision for income taxes	$33,452	$13,735	$21,507

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets (liabilities), net are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Deferred Tax Assets, Net
Current:
Accrued expenses and bonuses	$5,435	$5,668
Bad debt and other reserves	2,009	1,290
Deferred compensation	2,796	2,325
Stock compensation	4,205	369
Deferred rent	324	335
Prepaid expenses	(1,392)	(915)
State taxes	250	(389)

Current deferred tax assets, net before valuation allowance	13,627	8,683
Valuation allowance	(27)	(20)

Current deferred tax assets, net	$13,600	$8,663

Non-current:
Fixed assets and leasehold improvements	$203	$427
Litigation reserve	—	887
Deferred compensation	6,076	6,396
Stock compensation	15,502	19,151
Deferred Rent	997	1,259
Other comprehensive income	(113)	—
Unrealized gain on foreign currency	56	—
Net operating loss carryforwards	680	1,544
State taxes	(1,435)	(2,213)

Non-current deferred tax assets, net before valuation allowance	21,966	27,451
Valuation allowance	(701)	(266)

Non-Current deferred tax assets, net	$21,265	$27,185

As of December 31, 2014, the Company had state and Canadian net operating losses (“NOLs”) of approximately $3.5 million, which will begin to expire in 2019. Certain limitations may be placed on NOLs as a result of “changes in control” as defined in Section 382 of the Internal Revenue Code. In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of the Company’s ability to offset taxable income. In addition, the utilization of these NOLs may be subject to certain limitations under state and foreign laws.

A valuation allowance is required when it is more-likely-than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax asset is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Management determined that as of December 31, 2014 and 2013, $728,000 and $286,000, respectively, of the deferred tax assets related to state and Canadian NOLs do not satisfy the recognition criteria and therefore have recorded a valuation allowance for this amount. The valuation allowance for deferred tax assets was increased by $442,000 during 2014 and primarily related to the Company’s Canadian operations.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate of 35% to income before provision for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax expense at the federal statutory rate of 35%	$29,044	$7,679	$17,305
State income tax expenses, net of federal benefit	3,622	985	2,423
Permanent difference related to compensation charges	163	3,445	—
Other	181	361	8
Change in valuation allowance	442	—	—
Differences due to tax-sharing agreement	—	1,265	1,771

Provision for income taxes	$33,452	$13,735	$21,507

During the year ended December 31, 2014, the Company recorded $6.9 million, as a reduction to income tax payable, primarily in connection with the settlement of DSUs/RSAs and IPO transaction costs, of which, $5.2 million, was credited directly to additional paid-in capital in the Stockholders’ equity section of the accompanying consolidated balance sheets.

As of December 31, 2014 and 2013, the Company has no liabilities for unrecognized tax benefits. At December 31, 2014 and 2013, the Company had not recognized any interest or penalties in the consolidated statements of net and comprehensive income or balance sheets.

The Company is subject to tax in various jurisdictions and, as a matter or ordinary course, the Company is subject to income tax examinations by the federal, state and foreign taxing authorities for the tax years 2009 to 2014. The Company is not currently under income tax examination by any taxing authorities.

The Company has not provided for U.S. taxes on undistributed earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit.

Prior to the IPO, the Company was part of a consolidated federal income tax return and various combined and consolidated state tax returns that were filed by its former parent. The Company had a tax-sharing agreement whereby the Company provided for income taxes in its consolidated statements of net and comprehensive income using an effective tax rate of 43.5%. In addition, all deferred tax assets and liabilities were recorded by its former parent. As part of the Spin-Off, the Company’s tax sharing agreement with its former parent was terminated effective October 31, 2013. As a result the tax provision for the period November 1, 2013 through December 31, 2013 is calculated under the asset and liability method. Prior to November 1, 2013, all deferred tax assets and liabilities were recorded by MMC. On October 31, 2013, all deferred tax assets and liabilities allocable to the Company aggregating $26.6 million previously recorded by MMC were transferred to the Company. See Note 9 – “Stockholders’ Equity” for additional information.

12.	Retirement Plans

Effective January 2014, the Company has its own defined contribution plan (the “Contribution Plan”) under Section 401(k) of the Internal Revenue Code (prior to January 2014 the Contribution Plan provided by MMC), for all eligible employees who have completed one month of service and have reached age 21. The Contribution Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Participants may contribute up to 100% of their annual eligible compensation, subject to IRS limitation and ERISA. The Company makes matching contributions equal to the lower of 50% of the contributions or 4% of the employee’s compensation, up to a maximum of $4,000 per eligible employee per year. Company matching contributions aggregated $429,000 and $321,000 for the years ended December 31, 2014 and 2013, respectively. No matching contributions were made during the year ended December 31, 2012.

13.	Earnings Per Share

Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013. See Note 2 – “Accounting Policies” for additional information.

The following table sets forth the computation of basic and diluted earnings per share subsequent to the IPO for the year ended December 31, 2014 and the period from October 31, 2013 through December 31, 2013 (in thousands, except per share data):

	Year Ended December 31, 2014	Period from October 31, 2013 through December 31, 2013
Numerator (Basic and Diluted):
Net income attributable to Marcus & Millichap, Inc.	$49,531	$9,251

Denominator:
Basic
Weighted average common shares issued and outstanding	36,660	36,541
Deduct: Unvested RSAs (1)	(43)	(30)
Add: Fully vested DSUs (2)	2,234	2,276

Weighted Average Common Shares Outstanding	38,851	38,787

Basic earnings per common share	$1.27	$0.24

Diluted
Weighted Average Common Shares Outstanding from above	38,851	38,787
Add: Dilutive effect of RSUs, RSAs & ESPP	127	28

Weighted Average Common Shares Outstanding	38,978	38,815

Diluted earnings per common share	$1.27	$0.24

(1)	RSAs were issued and outstanding to the non-employee directors and have a three year vesting term subject to service requirements. See Note 10 – “Stock-Based Compensation Plans” for additional information.
(2)	DSUs shares are included in weighted average common shares outstanding as the DSUs were fully vested upon receipt. See Note 10 – “Stock-Based Compensation Plans” for additional information.

RSUs totaling 817,000 shares and 0 shares, primarily pertaining to grants to the Company’s independent contractors, were excluded from the calculation of diluted earnings per common share for the year ended December 31, 2014 and 2013, respectively, as the effects were antidilutive.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies

Operating Leases

As of December 31, 2014, the future minimum lease payments under non-cancelable operating leases for office facilities and automobiles with terms in excess of one year are as follows (in thousands):

2015	$13,144
2016	10,198
2017	7,535
2018	5,995
2019	3,338
Thereafter	5,658

$45,868

As of December 31, 2014 and 2013, deferred rent totaled $3.1 million and $3.7 million, respectively, and is included in other liabilities and accounts payable and accrued expenses in the accompanying consolidated balance sheets. Rental expense was $16.7 million, $15.7 million and $14.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Rental expense is included in selling, general, and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses.

The Company subleases certain office space to subtenants. The rental income received from these subleases is included as a reduction of rental expense and was not material for the years ended December 31, 2014, 2013 and 2012, respectively.

Credit Agreement

On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (“Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which matures on June 1, 2017. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. In connection with executing the Credit Agreement, the Company paid bank fees and other expenses in the aggregate amount of $224,000, which are being amortized over the term of the Credit Agreement. The Company must pay a commitment fee of up to 0.1% per annum, payable quarterly commencing on July 1, 2014, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying consolidated statements of net and comprehensive income and was $76,000 during the year ended December 31, 2014. As of December 31, 2014, there were no amounts outstanding under the Credit Agreement.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The Credit Facility contains customary covenants, including financial and other covenants reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end on a rolling 4-quarter basis and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of December 31, 2014, the Company was in compliance with all financial and non-financial covenants.

Litigation

The Company is subject to various legal proceeding and claims that arise in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. While the ultimate liability for these legal proceeding cannot be determined, the Company reviews the need for its accrual for loss contingencies quarterly and records an accrual for litigation related losses where the likelihood of loss is both probable and estimable. The Company believes that the ultimate resolution of the legal proceedings will not have a material adverse effect on its financial condition or results of operations. The Company accrues legal fees for litigation as the legal services are provided.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

15.	Selected Quarterly Financial Data (Unaudited)

The Company’s real estate brokerage commissions and financing fees are seasonal, which can affect an investor’s ability to compare the Company’s financial condition and results of operation on a quarter-by-quarter basis. Historically, this seasonality has caused the Company’s revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. In addition, the Company’s gross margins are typically lower during the second half of each year due to its commission structure for some of its senior sales and financing professionals. These senior sales and financing professionals are on a graduated commission schedule that resets annually in which higher commissions are paid for higher sales volumes.

	Three Months Ended
	Dec. 31 2014	Sep. 30 2014	Jun. 30 2014	Mar. 31 2014	Dec. 31 2013 (1)	Sep. 30 2013	Jun. 30 2013	Mar. 31 2013
	(in thousands, except per share data)
Consolidated Financial Statement Data:
Total revenues	$172,444	$150,889	$134,265	$114,590	$149,101	$111,953	$105,471	$69,370
Cost of services	109,836	92,269	79,601	68,396	94,242	67,718	61,456	41,221
Operating income (loss)	27,097	23,721	21,726	12,062	(8,165)	12,625	14,169	2,657
Net income (loss)	16,430	13,523	12,796	6,782	(8,716)	7,275	8,009	1,638
Net (loss) income (attributable to MMREIS prior to IPO on October 31, 2013)	—	—	—	—	(17,967)	7,275	8,009	1,638

Net income attributable to Marcus & Millichap, Inc. subsequent to IPO on October 31, 2013	$16,430	$13,523	$12,796	$6,782	$9,251	$—	$—	$—

Earnings per share (2):
Basic	$0.42	$0.35	$0.33	$0.17	$0.24
Diluted	$0.42	$0.35	$0.33	$0.17	$0.24

(1)	The three months ended December 31, 2013 include non-cash stock-based and other compensation charges of $31.3 million. See Note 10 – “Stock-Based Compensation Plans” for additional information.
(2)	Earnings per share information are presented for periods subsequent to the IPO on October 31, 2013. See Note 13 – “Earnings Per Share” for additional information.

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report with respect to the quarter ended September 30, 2013 on Form 10-Q filed on November 22, 2013).

3.2	Amended and Restated Bylaws of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report with respect to the quarter ended September 30, 2013 on Form 10-Q filed on November 22, 2013).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.1	Form of Contribution Agreement by and among Marcus & Millichap, Inc., Marcus & Millichap Company, and certain other shareholders of Marcus & Millichap Real Estate Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.2	Form of Debt-for-Equity Exchange Agreement by and among Marcus & Millichap Company, George M. Marcus, William A. Millichap, The Donald and Beverly Lorenz Living Trust, and Lorenz Capital Assets, L.P., and with respect to certain sections therein, Marcus & Millichap, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.3	Separation and Distribution Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.4	Tax Matters Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.5	Transition Services Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.6†	President and Chief Executive Officer Employment Agreement by and between Marcus & Millichap Real Estate Investment Services, Inc. and John J. Kerin, dated July 1, 2010. (incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.7†	Form of Indemnification Agreement by and between Marcus & Millichap, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.8†	2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.9†	Form of Deferred Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.10†	Form of Stock Option Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

Number	Description

10.11†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.12†	Form of Restricted Stock Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.13†	Form of Amendment, Restatement and Freezing of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.14†	Form of Amendment, Restatement and Freezing of Stock Appreciation Rights Agreement (Section 409A grandfathered) (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.15†	Form of Sale Restriction Agreement (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.16†	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 28, 2013).

10.17†	Amendment to Exhibit A to Employment Agreement dated July 1, 2010, by and between John J. Kerin and Marcus & Millichap, Inc. dated as of March 19, 2014 (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 21, 2014, File No. 001-36155).

10.18†	Executive Short-Term Incentive Plan, dated March 13, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 17, 2014, File No. 001-36155).

10.19	Credit Agreement, by and between Marcus & Millichap, Inc. and Wells Fargo Bank, National Association dated as of June 1, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014, File No. 001-36155).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished, not filed.