Form 10-Q
period 2015-03-31
Marcus & Millichap, Inc.
filed 2015-05-11
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of common stock, par value $0.0001 per share, of the registrant issued outstanding as of May 5, 2015 was 37,072,361 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$124,060	$149,159
Commissions receivable	4,591	3,412
Employee notes receivable	76	216
Prepaid expenses	4,187	7,536
Income tax receivable	446	1,711
Deferred tax assets, net	12,228	13,600
Other assets, net	3,501	2,839

Total current assets	149,089	178,473
Prepaid rent	3,713	3,645
Property and equipment, net	8,038	7,693
Employee notes receivable	142	162
Marketable securities, available for sale	25,331	14,752
Investments held in rabbi trust	5,631	4,332
Deferred tax assets, net	21,089	21,265
Other assets	4,296	3,282

Total assets	$217,329	$233,604

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,529	$9,488
Accounts payable and accrued expenses – related party, net	273	97
Notes payable to former stockholders	894	894
Commissions payable	17,640	28,932
Accrued bonuses and other employee related expenses	8,543	27,793

Total current liabilities	37,879	67,204
Deferred compensation and commissions	34,048	36,581
Notes payable to former stockholders	10,610	10,610
Other liabilities	2,332	2,400

Total liabilities	84,869	116,795

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2015 and December 31, 2014	—	—
Common Stock $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 37,072,155 and 36,918,442 at March 31, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	76,679	75,058
Stock notes receivable from employees	(4)	(4)
Retained earnings	55,261	41,592
Accumulated other comprehensive income	520	159

Total stockholders’ equity	132,460	116,809

Total liabilities and stockholders’ equity	$217,329	$233,604

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Real estate brokerage commissions	$134,193	$104,748
Financing fees	8,031	6,100
Other revenues	4,317	3,742

Total revenues	146,541	114,590
Operating expenses:
Cost of services	86,158	68,396
Selling, general, and administrative expense	35,829	33,357
Depreciation and amortization expense	780	775

Total operating expenses	122,767	102,528

Operating income	23,774	12,062
Other income (expense), net	125	(61)
Interest expense	(583)	(404)

Income before provision for income taxes	23,316	11,597
Provision for income taxes	9,647	4,815

Net income	13,669	6,782

Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $126 and $0 for the three months ended March 31, 2015 and 2014, respectively	188	—
Foreign currency translation gain, net of tax of $117 and $30 for the three months ended March 31, 2015 and 2014, respectively	173	42

Total other comprehensive income	361	42

Comprehensive income	$14,030	$6,824

Earnings per share:
Basic	$0.35	$0.17
Diluted	$0.35	$0.17

Weighted average common shares outstanding:
Basic	39,029	38,847
Diluted	39,152	38,907

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(dollar amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings		Total
	Shares	Amount	Shares	Amount				Accumulated Other Comprehensive Income
Balance as of December 31, 2014	—	$—	36,918,442	$4	$75,058	$(4)	$41,592	$159	$116,809
Net and comprehensive income	—	—	—	—	—	—	13,669	361	14,030
Stock-based compensation	—	—	—	—	1,907	—	—	—	1,907
Issuance of common stock for vesting of restricted stock units	—	—	175,122	—	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	—	—	(21,409)	—	(716)	—	—	—	(716)
Tax benefit from stock-based award activity	—	—	—	—	430	—	—	—	430

Balance as of March 31, 2015	—	$—	37,072,155	$4	$76,679	$(4)	$55,261	$520	$132,460

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities

Net income	$13,669	$6,782
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	780	775
Provision for bad debt expense	21	11
Stock-based compensation	1,907	717
Deferred taxes, net	1,306	1,314
Net realized gains on marketable securities, available for sale	(74)	—
Tax benefit from stock-based award activity	4,739	—
Excess tax benefit from stock-based award activity	(4,739)	—
Other non-cash items	280	79
Changes in operating assets and liabilities:
Commissions receivable	(1,179)	942
Prepaid expenses	3,349	784
Prepaid rent	(68)	598
Investments held in rabbi trust	(1,244)	(12)
Other assets	(1,694)	(122)
Accounts payable and accrued expenses	850	1,071
Accounts payable and accrued expenses – related party, net	176	(73)
Income tax receivable	(3,045)	(3,163)
Commissions payable	(11,292)	(13,728)
Accrued bonuses and other employee related expenses	(19,042)	(9,487)
Deferred compensation and commissions	(2,625)	(3,236)
Other liabilities	(68)	(328)

Net cash used in operating activities	(17,993)	(17,076)
Cash flows from investing activities
Purchases of marketable securities, available for sale	(13,849)	—
Proceeds from sale of marketable securities, available for sale	3,722	—
Payments received on employee notes receivable	—	56
Issuances of employee notes receivable	(48)	(48)
Purchase of property and equipment	(954)	(575)

Net cash used in investing activities	(11,129)	(567)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(716)	—
Excess tax benefit from stock-based award activity	4,739	—
Payments on obligations under capital leases	—	(11)

Net cash provided by (used in) financing activities	4,023	(11)

Net decrease in cash and cash equivalents	(25,099)	(17,654)
Cash and cash equivalents at beginning of period	149,159	100,952

Cash and cash equivalents at end of period	$124,060	$83,298

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information
Interest paid during the period	$15	$1

Income taxes paid	$6,648	$6,694

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$208	$—

Net change in accounts payable and accrued expenses related to property and equipment additions	$191	$198

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of business, basis of presentation and recent accounting pronouncements

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of March 31, 2015, MMI operates 78 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

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

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, have been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10–Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed on March 9, 2015 with the SEC. The results of the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015, or for other interim periods or future years.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, commissions receivable, investments in marketable securities - available for sale, due from independent contractors (included under other assets, current caption), security deposits (included under other assets, non-current caption) and company owned variable life insurance policies underlying the investments held in rabbi trust. Cash is placed with high-credit quality financial institutions and invested in high-credit quality money market funds.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents and monitors marketable securities, available for sale for impairment. The Company historically has not experienced any losses related to cash and cash equivalents or marketable securities, available for sale. The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three months ended March 31, 2015 and 2014, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and therefore do not expose the Company to significant concentration of credit risk.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the current revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for transfer to customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. ASU 2014-09 permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. In April 2015, the FASB proposed to delay the effective date one year, beginning in fiscal year 2018. The proposal will be subject to the FASB’s due process requirements, which includes a period for public comment. The Company is currently evaluating the impact of this new standard and will select a transition method when the effect is determined; however, the Company does not expect this standard to have a significant effect on the Company’s revenue recognition.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Currently, there is no guidance under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, the Company will be required to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2017. The Company anticipates that this new standard will not have an impact on the Company’s condensed consolidated financial position or results of operations.

2.    Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Computer software and hardware equipment	$8,669	$8,769
Furniture, fixtures, and equipment	14,808	14,684
Less: accumulated depreciation and amortization	(15,439)	(15,760)

	$8,038	$7,693

During the three months ended March 31, 2015, the Company wrote off approximately $1.1 million of fully depreciated computer software and hardware and furniture fixtures, and equipment no longer in use.

Depreciation and amortization expense on property and equipment was $780,000 and $775,000 for the three months ended March 31, 2015 and 2014, respectively.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, the Company did not have any remaining capital lease obligations.

Payments for certain improvements to the Company’s leased office space are recorded as prepaid rent. Amortization of prepaid rent is recorded using the straight-line method over the shorter of the estimated economic life or lease term as a charge to rent expense.

3.    Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current		Non-Current
	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014
Due from independent contractors, net (1) (2)	$1,423	$1,577	$2,926	$1,820
Security deposits	—	—	1,275	1,240
Customer trust accounts and other	2,078	1,262	95	222

	$3,501	$2,839	$4,296	$3,282

(1)	Includes allowance for doubtful accounts related to current of $208,000 as of March 31, 2015 and $193,000 as of December 31, 2014, respectively. The Company recorded a provision for bad debt expense of $21,000 and $11,000 and wrote off $6,000 and $41,000 of these receivables for the three months ended March 31, 2015 and, 2014, respectively.
(2)	Represents amounts advanced, notes receivable and other receivables due from the Company’s sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
SARs liability	$20,756	$20,542
Commissions payable to sales and financing professionals	8,083	12,176
Deferred compensation liability	5,209	3,863

	$34,048	$36,581

SARs Liability

Prior to the IPO, certain employees of the Company were granted stock appreciation rights (“SARs”) under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, and the MMC liability of $20.0 million for the SARs was frozen at March 31, 2013, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in installments upon retirement or departure. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rate at January 1, 2015 and 2014 was 4.173% and 5.03%, respectively, and MMI recorded interest expense related to this liability of $214,000 and $251,000 for the three months ended March 31, 2015 and 2014, respectively. During the year ended December 31, 2014, the Company reduced the SARs liability balance in the amount of $412,000 related to a distribution for the settlement of FICA taxes payable on behalf of certain participants.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Compensation Liability

A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in investments held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time all or a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate amount in the Deferred Compensation Plan’s participants’ accounts.

The net change in the carrying value of the investments held in the rabbi trust is recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income and was $115,000 and $71,000 during the three months ended March 31, 2015 and 2014, respectively. The net change in the carrying value of the deferred compensation obligation (exclusive of additional contributions and distributions) is recorded in selling, general, and administrative expense in the condensed consolidated statements of net and comprehensive income and was $154,000 and $77,000 during the three months ended March 31, 2015 and 2014, respectively.

4.    Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	March 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Type of security – long-term:
U.S. government and agency debt securities	$7,037	$63	$(7)	$7,093	$4,993	$7	$(3)	$4,997
Corporate debt securities	13,940	252	(5)	14,187	7,442	48	(12)	7,478
Asset-backed securities	3,999	52	—	4,051	2,277	4	(4)	2,277

	$24,976	$367	$(12)	$25,331	$14,712	$59	$(19)	$14,752

As of March 31, 2015, the amortized cost and fair value of the Company’s investment in available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were $727,000 and $715,000, respectively. As of December 31, 2014, the amortized cost and fair value of the Company’s investment in available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were $5.4 million. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. In addition, the Company does not intend to sell and it is not more-likely-than-not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of March 31, 2015 and December 31, 2014, the Company did not have any investments in a continuous unrealized loss position for 12 months or longer.

For the three months ended March 31, 2015, gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities were $77,000 and $3,000, respectively and were recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other items, the duration and extent to which the fair market value of a security is less than its amortized cost and the Company’s intent and ability to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company has evaluated its investments in marketable securities as of March 31, 2015 and has determined that no investments with unrealized losses are other-than-temporarily impaired.

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	9,797	9,877	4,679	4,679
Due after five years through ten years	11,771	11,961	5,652	5,662
Due after ten years	3,408	3,493	4,381	4,411

	$24,976	$25,331	$14,712	$14,752

Weighted average maturity date	8.9 years		9.6 years

Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

5.    Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS that were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by these former stockholders (“the Notes”), which had been previously assumed by MMC, were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments and a final principal payment in April 14, 2020 and June 30, 2020. Accrued interest pertaining to the Notes was $540,000 and $396,000 as of March 31, 2015 and December 31, 2014, respectively and was recorded in accounts payable and accrued expenses caption in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2015 and 2014, interest expense in the amount of $144,000 and $152,000, respectively was recorded in interest expense in the accompanying condensed consolidated statements of net and comprehensive income.

6.    Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC where by the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. These costs included reimbursement for health insurance premiums, shared services and other general and administrative costs. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company can acquire the services separately. During the three months ended March 31, 2015 and 2014, the Company incurred $50,000 and $1.1 million under the TSA of which $0 and $1.0 million was incurred for reimbursement of health insurance premiums. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. In April 2014, the Company established its own health insurance plan significantly reducing the reliance on the TSA. As of March 31, 2015 and December 31, 2014, $273,000 and $97,000, respectively, remains unpaid and included in accounts payable and other accrued expenses – related party, net in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended March 31, 2015 and 2014, the Company recorded real estate brokerage commissions and financing fees of $1.0 million and $60,000, respectively, from subsidiaries of MMC related to these services. The Company incurred cost of services of $627,000 and $36,000, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for an office located in Palo Alto, California. The lease expires May 31, 2022. Rent expense for this lease totaled $109,500 for each of the three month periods ended March 31, 2015 and 2014, which is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Other

The Company makes advances to non-executive employees from time-to-time. At March 31, 2015 and December 31, 2014, the aggregate principal amount for employee loans outstanding was $218,000 and $378,000, respectively, which is included in employee notes receivable in the accompanying condensed consolidated balance sheets.

As of March 31, 2015, Mr. Marcus, the Company’s founder and Co-Chairman, beneficially owns indirectly approximately 53.3% (includes shares owned by Phoenix Investments Holdings, LLC (“Phoenix”) and the George and Judy Marcus Family Foundation) of the Company’s fully diluted shares, including shares to be issued upon settlement of vested deferred stock units, or DSUs.

On February 6, 2015, the Company filed a shelf Registration Statement on Form S-3, registering for future sale 4,600,000 shares of common stock beneficially owned by Mr. Marcus. No new shares were offered, and the Company did not receive any proceeds from the sale of common stock by the selling stockholders. On March 13, 2015, the Company filed a Prospectus Supplement offering for sale by certain selling stockholders 4,000,000 shares of common stock including an option to sell up to an additional 600,000 shares pursuant to an option granted to the underwriters. On March 18, 2015, 4,000,000 shares were sold at a price per share of $31.9925 and the underwriters exercised their option to purchase an additional 600,000 shares at a price per share of $31.9925. In connection with the Registration Statement and Prospectus Supplement, for the three months ended March 31, 2015, the Company incurred approximately $113,000 of costs. Such costs will be reimbursed by Phoenix during the second quarter of 2015 and are recorded as a reduction in accounts payable and other accrued expenses – related party, net in the accompanying condensed consolidated balance sheets.

7.    Fair Value Measurements

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

Assets recorded at fair value are measured and classified in accordance with a fair value hierarchy consisting of the three “levels” based on the observability of inputs available in the market place used to measure the fair values as discussed below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Recurring Fair Value Measurements

The Company values its investments including investments held in rabbi trust, money market funds and investments in marketable securities, available for sale at fair value on a recurring basis.

Investments carried at fair value are categorized into one of the three categories described above and consisted of the following (in thousands):

	March 31, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Investments held in rabbi trust	$5,631	$—	$5,631	$—	$4,332	$—	$4,332	$—

Money market funds (1)	$85,248	$85,248	—	—	$25,310	$25,310	—	—

Marketable securities, available for sale:
Long-term investments:
U.S. government and agency debt securities	$7,093	$5,068	$2,025	$—	$4,997	$2,980	$2,017	$—
Corporate debt securities	14,187	—	14,187	—	7,478	—	7,478	—
Asset-backed securities	4,051	—	4,051	—	2,277	—	2,277	—

	$25,331	$5,068	$20,263	$—	$14,752	$2,980	$11,772	$—

(1)	Included in cash and cash equivalents.

There were no transfers in or out of Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.

Non-Recurring Fair Value Measurements

The Company’s cash and cash equivalents, commissions receivable, amounts due from employees (included in employee notes receivable caption) and sales and financing professionals (included in other assets caption), accounts payable and accrued expenses and commissions payable are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms, which approximate current market rates, and are considered to be in the Level 1 classification.

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

8.    Stockholders’ Equity

Common Stock

As of March 31, 2015 and December 31, 2014, there were 37,072,155 and 36,918,442 shares of common stock, $0.0001 par value, issued and outstanding, including 42,882 and 42,882 of unvested restricted stock awards issued to non-employee directors, respectively.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2015 and December 31, 2014, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income as of March 31, 2015, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and losses of available-for- sale securities (1)	Foreign currency translation (1)	Total
Beginning balance, December 31, 2014	$24	$135	$159
Other comprehensive income before reclassifications	193	173	366
Amounts reclassified from accumulated other comprehensive loss (2)	(5)	—	(5)

Net current-period other comprehensive income	188	173	361

Ending balance, March 31, 2015	$212	$308	$520

(1)	Amounts in parentheses indicate debits.
(2)	Amount represents gain on the sale of marketable securities, available for sale and is included as a component of other income (expense), net in the condensed consolidated statements of net and comprehensive income.

9.    Stock-Based Compensation Plans

2013 Omnibus Equity Incentive Plan

In October 2013, the board of directors adopted the 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which became effective upon the Company’s IPO. The 2013 Plan, in general, authorizes the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards (RSAs), restricted stock units (RSUs), performance units and performance shares to the Company and subsidiary corporations’ employees, independent contractors, directors and consultants. Grants are made from time to time at the discretion of the Company’s board of directors.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were reserved for the issuance of awards under the 2013 Plan. The number of shares available for issuance under the 2013 Plan increases annually on the first day of each year beginning with the 2015 fiscal year, by an amount equal to the lesser of: (i) 5,500,000 shares of the Company’s common stock; (ii) 3% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; and (iii) such other amount as the Company’s board of directors may determine. Pursuant to the automatic increase provided for in the 2013 Plan, the board of directors approved a share reserve increase of 1,100,000 shares in 2015. At March 31, 2015, there were 3,297,829 shares available for future grants under the Plan.

Awards Granted and Vested

Under the 2013 Plan, the Company has issued RSA’s to non-employee directors and RSU’s to employees and non-employee sales and financing professionals. All RSAs vest in equal annual installments over a three year period from the date of grant. All RSUs vest in equal annual installments over a five year period from the date of grant. Any unvested awards are canceled upon termination of service. As of March 31, 2015, there were no issued or outstanding options, stock appreciation rights, performance units or performance shares awards.

During the three months ended March 31, 2015, 175,122 shares of RSUs vested, and 21,409 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The amount remitted to the tax authorities for the employees’ tax obligation was reflected in the taxes paid related to net share settlement of stock-based awards caption in the financing section of the condensed consolidated statements of cash flows. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

During the three months ended March 31, 2015, the Company realized $4.7 million of windfall tax benefits from stock-based award activity, which is included in cash flows from financing activities in the accompanying condensed consolidated statement of cash flows. These windfall tax benefits resulted from the settlement of stock-based award activity, which is excluded from the provision for income taxes, and was recorded in additional paid-in capital in the amounts of $430,000 and $4.3 million during the three months ended March 31, 2015 and December 31, 2014, respectfully.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Awards

The following table summarizes the Company’s activity under the 2013 Plan for the three months ended March 31, 2015 (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2014	42,882	516,437	647,690	1,207,009	$18.23
Granted
February 2015	—	15,847	9,720	25,567	38.58

Total Granted	—	15,847	9,720	25,567	38.58
Vested	—	(53,972)	(121,150)	(175,122)	14.59
Transferred	—	(6,877)	6,877	—	14.54
Forfeited/canceled	—	(3,422)	(5,502)	(8,924)	20.71

Nonvested shares at March 31, 2015 (1)	42,882	468,013	537,635	1,048,530	$19.32

Unrecognized stock-based compensation expense as of March 31, 2015 (2)	$444	$9,988	$17,789	$28,221

Weighted average remaining vesting period (years) as of March 31, 2015	1.87	4.29	3.83	3.95

(1)	Nonvested RSU’s will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.95 years.

In November 2013, MMI issued the following deferred stock units (“DSUs”) under the 2013 Plan: (i) DSUs for an aggregate of 2,192,413 shares granted as replacement awards related to the prior SARs program to the MMREIS managing directors and (ii) DSUs for 83,334 shares granted to the Company’s Co-chairman of the board of directors (Mr. Millichap). The DSU’s are fully vested and shares will be issued 20% per year. As of March 31, 2015, fully vested DSUs for 1,820,596 shares remained outstanding. See “Amendments to Restricted Stock and SARs” section below and Note 11 – “Earnings Per Share” for additional information.

Employee Stock Purchase Plan

In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”). The ESPP Plan qualifies under Section 423 of the IRS Code and provides for consecutive, nonoverlapping 6-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. The first offering period began on May 15, 2014. Qualifying employees may purchase shares of the Company stock at a 10% discount based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations.

The Company determined that the 2013 ESPP Plan was a compensatory plan and is required to expense the fair value of the awards over each 6-month offering period. The Company determines the fair value of ESPP shares to be acquired during each offering period using the Black Scholes option pricing model. The Company calculates the expected volatility based on the historical volatility of the Company’s common stock and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant both consistent with the term of the offering period. The Company incorporates 0% forfeiture rate and 0% expected dividend yield as the Company does not intend to pay regular dividends.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2013 ESPP Plan had 366,667 shares of common stock reserved and 341,356 shares of common stock available for issuance at March 31, 2015. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning with the 2015 fiscal year, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the Board. Pursuant to the automatic increase provided for in the 2013 ESPP Plan, the board of directors determined a share reserve increase was not needed in 2015. At March 31, 2015, total unrecognized compensation cost related to the ESPP Plan was $31,000 and is expected to be recognized over a weighted-average period of 0.12 years.

Amendments to Restricted Stock and SARs

Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, which will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. See Note 3-“Selected Balance Sheet Data” for additional information. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination of employment will be settled five years from the termination date). In addition, the formula settlement value of all outstanding shares of stock held by the plan participants was removed, and all such shares of stock are subject to sales restrictions that lapse at a rate of 20% per year for five years if the participant remains employed by the Company. Additionally, in the event of death or termination of employment after reaching the age of 67, 100% of the DSUs will be settled and 100% of the shares of stock will be released from the resale restriction. Further, 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company.

Summary of Stock-Based Compensation

The following table summarizes the components of stock-based compensation included in the condensed consolidated statements of net and comprehensive income (in thousands):

	Three Months Ended March 31,
	2015	2014
Employee stock purchase plan	62	—
RSAs – non-employee directors	59	30
RSUs – employees	527	200
RSUs – independent contractors	1,259	487

	$1,907	$717

RSUs granted to independent contractors are grants made to the Company’s sales and financing professionals, who are considered non-employees under ASC 718. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement. During the three months ended March 31, 2015 and 2014, stock-based compensation expense was impacted by an increase in the Company’s common stock price of $4.23 and $2.94, respectively.

10.    Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2015 was 41.4%, compared to 41.5% for the three months ended March 31, 2014. The Company’s estimated annual effective tax rate after discrete items for 2015 is 40.7%. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its estimated annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any. The difference between the statutory tax rate and the Company’s effective tax rate is largely attributable to state income taxes and a full valuation allowance with respect to the deferred tax assets of the Company’s Canadian operations.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator (Basic and Diluted):
Net income	$13,669	$6,782

Denominator:

Basic

Weighted average common shares issued and outstanding	37,066	36,601
Deduct: Unvested RSAs (1)	(43)	(30)
Add: Fully vested DSUs (2)	2,006	2,276

Weighted Average Common Shares Outstanding	39,029	38,847

Basic earnings per common share	$0.35	$0.17

Diluted

Weighted Average Common Shares Outstanding from above	39,029	38,847
Add: Dilutive effect of RSUs, RSAs & ESPP	123	60

Weighted Average Common Shares Outstanding	39,152	38,907

Diluted earnings per common share	$0.35	$0.17

(1)	RSAs were issued and outstanding to the non-employee directors and have a three year vesting term subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(2)	DSUs shares are included in weighted average common shares outstanding as the DSUs were fully vested upon receipt. See Note 9 – “Stock-Based Compensation Plans” for additional information.

RSUs totaling 479,000 shares and 567,000 shares, primarily pertaining to grants to the Company’s independent contractors, were excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2015 and 2014, respectively, as the effects were antidilutive.

12.    Commitments and Contingencies

Credit Agreement

On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (“Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which matures on June 1, 2017. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. In connection with executing the Credit Agreement, the Company paid bank fees and other expenses in the aggregate amount of $224,000, which are being amortized over the term of the Credit Agreement. The Company must pay a commitment fee of up to 0.1% per annum, payable quarterly commencing on July 1, 2014, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $34,000 during the three months ended March 31, 2015. As of March 31, 2015, there were no amounts outstanding under the Credit Agreement.

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

The Credit Facility contains customary covenants, including financial and other covenants reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end on a rolling 4-quarter basis and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of March 31, 2015, the Company was in compliance with all financial and non-financial covenants.

Litigation

The Company is subject to various legal proceeding and claims that arise in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. While the ultimate liability for these legal proceedings cannot be determined, the Company reviews the need for its accrual for loss contingencies quarterly and records an accrual for litigation related losses where the likelihood of loss is both probable and estimable. The Company believes that the ultimate resolution of the legal proceedings will not have a material adverse effect on its financial condition or results of operations. The Company accrues legal fees for litigation as the legal services are provided.

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

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with SEC on March 9, 2015, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years, based on data from CoStar and Real Capital Analytics. As of March 31, 2015, we had nearly 1,500 investment sales and financing professionals in 78 offices who provide investment brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. For the three months ended March 31, 2015, we closed more than 1,800 sales, financing and other transactions with total volume of approximately $8.1 billion. During the year ended December 31, 2014, we closed more than 7,600 sales, financing and other transactions with total volume of approximately $33.1 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale and fees upon the financing of commercial properties and, in addition, by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For the three months ended March 31, 2015, approximately 92% of our revenues were generated from real estate brokerage commissions, 5% from financing fees and 3% from other revenues. During the year ended December 31, 2014, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other fees, including consulting and advisory services.

Real estate brokerage commissions represent the largest source of our revenues. While we earn real estate brokerage commissions representing owners of a broad range of commercial property types, our core concentration is in the multifamily, retail and office property types. The following tables set forth the number of transactions and sales volume (dollars in billions) by property type of our real estate brokerage activity as well as the source of those number of transactions by region.

Real Estate Brokerage Transactions by Property Type

	Three Months Ended March 31,				Change
	2015		2014		Increase (Decrease)
Property Type	Number	Volume	Number	Volume	Number	Volume
Retail	554	$1.7	516	$1.7	38	$—
Multifamily	497	2.9	443	1.9	54	1.0
Office	86	0.4	65	0.2	21	0.2
Other (1)	237	1.1	157	0.6	80	0.5

	1,374	$6.1	1,181	$4.4	193	$1.7

(1)	Includes the following specialty groups: Industrial, self-storage, land, hospitality, senior housing, manufactured housing and mixed – use/other.

Real Estate Brokerage Transactions by Region

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

•	Real estate brokerage commissions. We earn real estate brokerage commissions by acting as a broker for commercial real estate owners seeking to sell or investors seeking to buy properties. Revenues from real estate brokerage commissions are typically recognized at the close of escrow.

•	Financing fees. We earn financing fees by securing financing on purchase transactions or by securing refinancing of our clients’ existing mortgage debt. We recognize financing fee revenues at the time the loan closes and we have no remaining significant obligations for performance in connection with the transaction. To a lesser extent, we also earn ancillary fees associated with financing activities.

•	Other revenues. Other revenues include fees generated from consulting and advisory services performed by our investment sales professionals, as well as referral fees from other real estate brokers. Revenues from these services are recognized as they are performed and completed.

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

Operating Expenses

Our operating expenses consist of cost of services, selling, general and administrative expenses and depreciation and amortization. The significant components of our expenses are further described below.

•	Cost of services. The majority of our cost of services expense is commission expense. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our transaction professionals are independent contractors and are paid commissions; however, there are some who are initially paid a salary and certain of our financing professionals are employees and as such, these expenses also include employee-related compensation, employer taxes and benefits for those employees. In addition, some of our most senior investment sales professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at the Company’s election and paid at the beginning of the fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers.

•	Selling, general & administrative expenses. The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to employees and independent contractors (i.e. sales and financing professionals) under the 2013 Omnibus Equity Incentive Plan.

•	Depreciation and amortization expense. Depreciation and amortization expense consists of depreciation and amortization recorded on our computer software and hardware equipment and furniture, fixture, and equipment. Depreciation and amortization are provided over estimated useful lives ranging from three to seven years for owned assets or over the lesser of the asset estimated useful lives or the related lease term for leased assets.

Other Income (Expense), Net

Other income (expense), net primarily consists of net gains or losses on our deferred compensation plan assets, interest income and realized gains and losses on our investments in marketable securities, foreign currency gains and losses and other non-operating gains or losses.

Interest Expense

Interest expense consists of interest expense associated with SARs liability, notes payable to former stockholders, the Credit Agreement and other. See Notes to Condensed Consolidated Financial Statements for additional information.

Provision for Income Taxes

We are subject to U.S. and Canadian federal taxes. We are also subject to individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions. Our provision for income taxes excludes the windfall benefit from stock-based award activity.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2015 and 2014. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the three months ended March 31, 2015 and 2014, we closed more than 1,800 and 1,600 sales, financing and other transactions with total volume of approximately $8.1 billion and $6.2 billion, respectively. Such key metrics for Real Estate Brokerage and Financing activities are as follows:

	Three Months Ended March 31,
Real Estate Brokerage	2015	2014
Average Number of Sales Professionals	1,424	1,236
Average Number of Transactions per Sales Professional	1.0	1.0
Average Commission per Transaction	$97,666	$88,694
Average Transaction Size	$4,464,483	$3,746,384
Total Number of Transactions	1,374	1,181
Total Sales Volume (in millions)	$6,134	$4,424

	Three Months Ended March 31,
Financing	2015	2014
Average Number of Financing Professionals	83	76
Average Number of Transactions per Financing Professional	3.7	3.8
Average Fee per Transaction	$25,823	$21,181
Average Transaction Size	$2,826,275	$2,160,611
Total Number of Transactions	311	288
Total Dollar Volume (in millions)	$879	$622

Comparison of Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31, 2015	Percentage of Revenue	Three Months Ended March 31, 2014	Percentage of Revenue	Total Dollar Change	Total Percentage Change
(dollars and share amounts in thousands, except per share amounts)
Revenues:
Real estate brokerage commissions	$134,193	91.6%	$104,748	91.4%	$29,445	28.1%
Financing fees	8,031	5.5	6,100	5.3	1,931	31.7
Other revenues	4,317	2.9	3,742	3.3	575	15.4

Total revenues	146,541	100.0	114,590	100.0	31,951	27.9
Operating expenses:
Cost of services	86,158	58.8	68,396	59.7	17,762	26.0
Selling, general, and administrative expense	35,829	24.5	33,357	29.1	2,472	7.4
Depreciation and amortization expense	780	0.5	775	0.7	5	0.6

Total operating expenses	122,767	83.8	102,528	89.5	20,239	19.7

Operating income	23,774	16.2	12,062	10.5	11,712	97.1
Other income (expense), net	125	0.1	(61)	(0.0)	186	nm
Interest expense	(583)	(0.4)	(404)	(0.4)	(179)	44.3

Income before provision for income taxes	23,316	15.9	11,597	10.1	11,719	101.1
Provision for income taxes	9,647	6.6	4,815	4.2	4,832	100.4

Net income	$13,669	9.3%	$6,782	5.9%	$6,887	101.5%

Adjusted EBITDA (1)	$26,251	17.9%	$13,490	11.8%	$12,761	94.6%

Earnings per share:
Basic	$0.35		$0.17
Diluted	$0.35		$0.17
Weighted average common shares outstanding:
Basic	39,029		38,847
Diluted	39,152		38,907

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues.

Our total revenues were $146.5 million for the three months ended March 31, 2015 compared to $114.6 million for the same period in 2014, an increase of $32.0 million, or 27.9%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed 92.2% of the total increase. Increased financing fees and other revenues contributed the remaining increase in total revenues.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $134.2 million for the three months ended March 31, 2015 from $104.7 million for the same period in 2014, an increase of $29.4 million or 28.1%. The increase was primarily driven by a combination of an increase in the number of investment sales transactions (16.3%) and an increase in the average commission size (10.1%), partially offset by a decrease in average commission rates. Average commission rates decreased during the three months ended March 31, 2015 as compared to the same period in 2014 due primarily to an increase in the proportion of commissions earned from larger transactions, which generate lower commission rates. The rise in larger transactions is a reflection of our emerging agents and focus on hiring experienced sales and financing professionals.

•	Financing fees. Revenues from financing fees increased to $8.0 million for the three months ended March 31, 2015 from $6.1 million for the same period in 2014, an increase of $1.9 million or 31.7%. The increase was driven by an increase in the number of loan transactions (8.0%) due to an increase in the number of financing professionals and an increase in average loan fees (21.9%), slightly offset by a decrease in average financing fee rates due in part to an increase in the proportion of fees from larger loan transactions during the three months ended March 31, 2015 as compared to the same period in 2014. Larger loan transactions generally earn a lower fee percentage.

•	Other revenues. Other revenues increased to $4.3 million for the three months ended March 31, 2015 from $3.7 million for the same period in 2014, an increase of $0.6 million or 15.4%. The increase was primarily driven by an increase in consulting and advisory services, which was partially offset by a decrease in referral fees from other real estate brokers during three months ended March 31, 2015 as compared to the same period in 2014.

Total operating expenses.

Our total operating expenses were $122.8 million for the three months ended March 31, 2015 compared to $102.5 million for the same period in 2014, an increase of $20.2 million, or 19.7%. Expenses increased primarily due to an increase in cost of services, which is predominantly variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

•	Cost of services. Cost of services for the three months ended March 31, 2015 increased approximately $17.8 million, or 26.0% to $86.2 million from $68.4 million for the same period in 2014. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues decreased to 58.8% for the three months ended March 31, 2015 compared to 59.7% for the same period in 2014 primarily due to an increase in the proportion of transactions closed by our newer team members who are compensated at lower commission rates.

•	Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2015 increased $2.5 million, or 7.4%, to $35.8 million from $33.4 million for the same period in 2014. The increase was primarily due to (i) a $2.0 million increase in sales and promotional expenses driven by an increase in our annual sales recognition event and marketing expenses to support increased sales activity; (ii) a $1.2 million increase in management performance compensation driven by the increase in operating results during the three months ended March 31, 2015 as compared to the same period in 2014; (iii) a $1.2 million increase in stock-based compensation expense driven by an increase in the Company’s stock price as RSU grants to the Company’s independent contractors are required to be measured at fair value and stock-based compensation expense for incremental share-based awards granted since the first quarter of 2014; and (iv) a $0.5 million increase in salaries and related benefits driven by an increase in headcount in corporate support in connection with our growth. The increases were partially offset by a $2.4 million decrease in legal costs due to settlement with an insurance carrier and settlement of outstanding litigation.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses for the three months ended March 31, 2015 as compared to the same period in 2014.

Other income (expense), net

Other income (expense), net increased to $0.1 million for the three months ended March 31, 2015 from $(61,000) for the same period in 2014. The increase was primarily impacted by interest income and realized gains on our investments in marketable securities and the net change in the carrying value of the investment assets held in the rabbi trust. The increase was partially offset by foreign currency losses related to our Canadian operations.

Interest expense.

There were no significant changes in interest expense for the three months ended March 31, 2015 as compared to the same period in 2014.

Provision for income taxes.

The provision for income taxes was $9.6 million for the three months ended March 31, 2015 as compared to $4.8 million in the same period in 2014, an increase of $4.8 million or 100.4%. The effective income tax rate for the three months ended March 31, 2015 was 41.4%, compared with 41.5% for the same period in 2014. The effective tax rate for the three months ended March 31, 2015 is based on our estimated annual effective tax rate for 2015.

We calculate our provision for income taxes using an annual effective tax rate based on projected taxable income for the year adjusted for the effects of permanent and discrete items. We anticipate our annual effective tax rate as a stand-alone tax entity to be approximately 40.7% in 2015. Deferred taxes are adjusted for significant changes in temporary items in the period in which they occur. The future effective tax rate may vary from this estimated annual effective rate due to several factors, including but not limited to, the level of state and foreign jurisdiction activity, future changes in tax laws, the amount of future book versus income tax items that are permanent in nature and changes, if any, in a valuation allowance as it relates to deferred tax assets.

Non-GAAP Financial Measure

In this Form 10-Q, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income/expense, (ii) net realized gains on marketable securities, available for sale, (iii) income tax expense, (iv) depreciation and amortization and (v) stock-based compensation expense. We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our business, develop budgets and measure our performance against those budgets. We also believe that analysts and investors use Adjusted EBITDA as supplemental measures to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles (“U.S. GAAP”). We find Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes and non-cash stock-based compensation charges. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

A reconciliation of the most directly comparable GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$13,669	$6,782
Adjustments:
Interest income and other (1)	(335)	(3)
Interest expense	583	(404)
Provision for income taxes	9,647	4,815
Depreciation and amortization	780	775
Stock-based compensation	1,907	717

Adjusted EBITDA	$26,251	$13,490

(1)	Other for the three months ended March 31, 2015 includes $74,000 of net realized gains on marketable securities, available for sale.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, marketable securities, available for sale, cash flows from operations and, if necessary borrowings under our credit agreement. In order to enhance yield to us, we have invested a portion of our cash in money market funds and in fixed and variable income debt securities, in accordance with our investment policy approved by the Board of Directors. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash and cash equivalents or availability under the credit agreement.

Our total cash and cash equivalents balance decreased by $25.1 million to $124.1 million at March 31, 2015, compared to $149.2 million at December 31, 2014. The following table sets forth our summary cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

Cash Flows

	Three Months Ended March 31,
(in thousands)	2015	2014
Net cash used in operating activities	$(17,993)	$(17,076)
Net cash used in investing activities	(11,129)	(567)
Net cash provided by (used in) financing activities	4,023	(11)

Net decrease in cash and cash equivalents	(25,099)	(17,654)
Cash and cash equivalents at beginning of period	149,159	100,952

Cash and cash equivalents at end of period	$124,060	$83,298

Operating Activities

Cash flows used in operating activities were $18.0 million for the three months ended March 31, 2015, as compared to $17.1 million for the same period in 2014. Net cash provided by (used in) operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $0.9 million increase in cash flows used for operating activities for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to differences in timing of payments and receipts and bonus accruals related to our increased operating results. We traditionally experience net cash used in operating activities during the three month periods ended March 31 since bonuses and certain deferred commissions related to the prior year are typically paid during the first quarter of the year.

Investing Activities

Cash flows used for investing activities were $11.1 million for the three months ended March 31, 2015, as compared to $0.6 million for the same period in 2014. The increase in cash flows used for investing activities for the three months ended March 31, 2015, as compared to the same period in 2014 was primarily due to $10.1 million in net purchases of marketable securities for the three months ended March 31, 2015 with no such purchases or sales for the same period in 2014.

Financing Activities

Cash flows provided by financing activities were $4.0 million for the three months ended March 31, 2015, as compared to $11,000 cash flows used in financing activities for the same period in 2014. The change in cash flows provided by financing activities for the three months ended March 31, 2015, as compared to the same period in 2014 was primarily due to $4.7 million in excess tax benefits from stock-based award activity with no such activity for the same period in 2014. The change in cash flows provided by financing activities was partially offset by a $0.7 million of withholding taxes paid during the three months ended March 31, 2015 related to shares withheld from stock-based awards to employees with no such comparable payments for the same period in 2014 (See Note 9 – “Stock-Based Compensation Plans” our Notes to Condensed Consolidated Financial Statements for additional information).

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

Contractual Obligations and Commitments

There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Critical Accounting Policies; Use of Estimates

We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no material changes in our critical accounting policies, as disclosed in in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 1 – “Description of business, basis of presentation and recent accounting pronouncements” of our Notes to Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of cash equivalents and investments in a variety of fixed and variable rate securities, including money market funds, U.S. government and federal agency securities, corporate debt securities and asset backed securities. As of March 31, 2015, the amount of cash equivalents and investments in marketable securities, available for sale was $85.2 million and $25.3 million, respectively. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to maturity, we may choose to sell any of the securities based on liquidity requirements or market opportunities to enhance our overall yield. We do not use derivatives or similar instruments to manage our interest rate risk. We invest in high quality investments, with a weighted average rating (exclusive of cash and cash equivalents) of A+ as of March 31, 2015. Maturities are maintained consistent with our short, medium and long-term liquidity objectives.

Our investments in fixed interest rate securities are subject to market risk. Changes in prevailing interest rates may adversely impact their fair market value should interest rates rise or fall. A portion of our investment portfolio may consist of variable interest rate securities. Accordingly, we also may have interest rate risk with these variable rate securities as the income produced may decrease if interest rates fall. The following table sets forth the impact on the fair value of our investments from changes in interest rates (dollars in thousands):

Change in Interest Rates	Approximate Change In Fair Value of Investments Increase (Decrease)
2% Decrease	$2,850
1% Decrease	1,473
1% Increase	(1,487)
2% Increase	(2,974)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information on our legal proceedings, see Note 12 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Marcus & Millichap, Inc.

Date: May 11, 2015	By:	/s/ John J. Kerin
John J. Kerin President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.