Form 10-Q
period 2015-09-30
Marcus & Millichap, Inc.
filed 2015-11-09
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of common stock, par value $0.0001 per share, of the registrant issued outstanding as of November 3, 2015 was 37,117,674 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$67,632	$149,159
Commissions receivable	3,882	3,412
Employee notes receivable	214	216
Prepaid expenses	6,392	7,536
Income tax receivable	—	1,711
Marketable securities, available for sale	89,764	—
Deferred tax assets, net	14,284	13,600
Other assets, net	3,404	2,839

Total current assets	185,572	178,473
Prepaid rent	8,183	3,645
Property and equipment, net	9,725	7,693
Employee notes receivable	152	162
Marketable securities, available for sale	45,004	14,752
Assets held in rabbi trust	5,334	4,332
Deferred tax assets, net	23,674	21,265
Other assets	6,585	3,282

Total assets	$284,229	$233,604

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$7,572	$9,488
Accounts payable and accrued expenses – related party, net	92	97
Notes payable to former stockholders	939	894
Commissions payable	23,376	28,932
Income tax payable	7,539	—
Accrued bonuses and other employee related expenses	22,700	27,793

Total current liabilities	62,218	67,204
Deferred compensation and commissions	38,586	36,581
Notes payable to former stockholders	9,671	10,610
Other liabilities	3,402	2,400

Total liabilities	113,877	116,795

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at September 30, 2015 and December 31, 2014	—	—
Common Stock $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 37,117,674 and 36,918,442 at September 30, 2015 and December 31, 2014, respectively	4	4
Additional paid-in capital	82,088	75,058
Stock notes receivable from employees	(4)	(4)
Retained earnings	87,993	41,592
Accumulated other comprehensive income	271	159

Total stockholders’ equity	170,352	116,809

Total liabilities and stockholders’ equity	$284,229	$233,604

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Real estate brokerage commissions	$151,942	$140,220	$446,356	$368,246
Financing fees	10,865	7,864	30,046	22,348
Other revenues	3,069	2,805	9,497	9,150

Total revenues	165,876	150,889	485,899	399,744
Operating expenses:
Cost of services	102,010	92,269	293,725	240,266
Selling, general, and administrative expense	35,646	34,086	109,064	99,570
Depreciation and amortization expense	802	813	2,389	2,399

Total operating expenses	138,458	127,168	405,178	342,235

Operating income	27,418	23,721	80,721	57,509
Other income (expense), net	(464)	(308)	23	(39)
Interest expense	(380)	(397)	(1,349)	(1,202)

Income before provision for income taxes	26,574	23,016	79,395	56,268
Provision for income taxes	11,398	9,493	32,994	23,167

Net income	15,176	13,523	46,401	33,101
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax of $47, $0, $159 and $0 for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, respectively	56	—	(249)	—
Foreign currency translation gain, net of tax of $140, $38, $226 and $40 for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, respectively	234	57	361	60

Total other comprehensive income	290	57	112	60

Comprehensive income	15,466	$13,580	46,513	$33,161

Earnings per share:
Basic	$0.39	$0.35	$1.19	$0.85
Diluted	$0.39	$0.35	$1.19	$0.85
Weighted average common shares outstanding:
Basic	38,890	38,847	38,868	38,847
Diluted	39,160	39,011	39,051	38,949

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(dollar amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings		Total
	Shares	Amount	Shares	Amount				Accumulated Other Comprehensive Income

Balance as of December 31, 2014	—	$—	36,918,442	$4	$75,058	$(4)	$41,592	$159	$116,809

Net and comprehensive income	—	—	—	—	—	—	46,401	112	46,513

Stock-based award activity
Stock-based compensation	—	—	—	—	6,750	—	—	—	6,750
Shares issued pursuant to employee stock purchase plan	—	—	17,822	—	502	—	—	—	502
Issuance of common stock for unvested restricted stock awards	—	—	10,110	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	193,598	—	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units	—	—	(22,298)	—	(756)	—	—	—	(756)
Windfall tax benefit from stock-based award activity	—	—	—	—	534	—	—	—	534

Balance as of September 30, 2015	—	$—	37,117,674	$4	$82,088	$(4)	$87,993	$271	$170,352

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$46,401	$33,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,389	2,399
Provision for bad debt expense	127	86
Stock-based compensation	6,750	3,275
Deferred taxes, net	(3,160)	1,481
Net realized gains on marketable securities, available for sale	(130)	—
Tax benefit from stock-based award activity	4,844	—
Excess tax benefit from stock-based award activity	(4,844)	—
Other non-cash items	295	155
Changes in operating assets and liabilities:
Commissions receivable	(470)	(386)
Prepaid expenses	1,144	(267)
Prepaid rent	(4,538)	932
Assets held in rabbi trust	(1,448)	(36)
Other assets	(3,993)	(1,095)
Accounts payable and accrued expenses	(2,645)	2,908
Accounts payable and accrued expenses – related party, net	(5)	(334)
Income tax receivable (payable)	4,939	(1,543)
Commissions payable	(5,556)	(9,068)
Accrued bonuses and other employee related expenses	(4,885)	4,509
Deferred compensation and commissions	2,365	673
Other liabilities	1,002	(1,882)

Net cash provided by operating activities	38,582	34,908
Cash flows from investing activities
Purchases of marketable securities, available for sale	(130,500)	—
Proceeds from sales and maturities of marketable securities, available for sale	10,608	—
Payments received on employee notes receivable	15	68
Issuances of employee notes receivable	(175)	(68)
Purchase of property and equipment	(3,753)	(1,830)
Proceeds from sale of property and equipment	—	1

Net cash used in investing activities	(123,805)	(1,829)
Cash flows from financing activities
Proceeds from issuance of shares pursuant to employee stock purchase plan	502	—
Taxes paid related to net share settlement of stock-based awards	(756)	—
Excess tax benefit from stock-based award activity	4,844	—
Realized tax benefit of deductible IPO transaction costs	—	840
Principal payments on notes payable to former stockholders	(894)	(851)
Payments on obligations under capital leases	—	(16)
Payments received on stock notes receivable from employees	—	6

Net cash provided by (used in) financing activities	3,696	(21)

Net (decrease) increase in cash and cash equivalents	(81,527)	33,058
Cash and cash equivalents at beginning of period	149,159	100,952

Cash and cash equivalents at end of period	$67,632	$134,010

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2015	2014

Supplemental disclosures of cash flow information
Interest paid during the period	$853	$619

Income taxes paid, net	$26,370	$22,429

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$208	$—

Net change in accounts payable and accrued expenses related to property and equipment additions	$729	$(86)

Settlements of deferred compensation obligation with trust assets	$28	$—

Distribution related to stock appreciation rights liability for taxes payable included in accrued bonuses and other employee related expenses	$—	$412

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business, basis of presentation and recent accounting pronouncements

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of September 30, 2015, MMI operates 80 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

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

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10–Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed on March 9, 2015 with the SEC. The results of the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015, or for other interim periods or future years.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, commissions receivable, investments in marketable securities, available for sale, due from independent contractors (included under other assets, current caption), security deposits (included under other assets, non-current caption) and company owned variable life insurance policies underlying the assets held in rabbi trust. Cash is placed with high-credit quality financial institutions, invested in high-credit quality money market funds and in fixed and variable income available for sale debt securities, in accordance with the Company’s investment policy approved by the Board of Directors.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents and monitors marketable securities, available for sale for impairment. The Company historically has not experienced any losses related to cash and cash equivalents or marketable securities, available for sale. The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and nine months ended September 30, 2015 and 2014, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and therefore do not expose the Company to significant concentration of credit risk.

The Company’s Canadian operations represented less than 1.0% of total revenues in each period presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the current revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for transfer to customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. ASU 2014-09 permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. In July 2015, the FASB decided to delay the effective date one year, and, as a result, ASU 2014-09 is effective for reporting periods beginning after December 15, 2017 and early adoption is permitted as of January 1, 2017. The Company is currently evaluating the impact of this new standard and will select a transition method when the effect is determined; however, the Company does not expect this standard to have a significant effect on the Company’s revenue recognition.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 does not change the amortization of debt issuance costs, which continues to follow the existing accounting guidance. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which permits debt issuance costs associated with line-of-credit arrangements to be deferred and presented as an asset in the balance sheet and subsequently amortized ratably over the term of the line-of-credit arrangement. For the Company, ASU 2015-03 and ASU 2015-15 will be effective for interim and annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company early adopted ASU 2015-03 and ASU 2015-15 during the quarter ended September 30, 2015. The adoption of ASU 2015-03 and ASU 2015-15, did not have any impact on the Company’s condensed consolidated financial position or results of operations.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Computer software and hardware equipment	$10,104	$8,769
Furniture, fixtures, and equipment	15,257	14,684
Less: accumulated depreciation and amortization	(15,636)	(15,760)

	$9,725	$7,693

During the nine months ended September 30, 2015, the Company wrote off approximately $2.6 million of fully depreciated computer software and hardware and furniture fixtures, and equipment no longer in use.

As of December 31, 2014, the Company did not have any remaining capital lease obligations.

Payments for certain improvements to the Company’s leased office space are recorded as prepaid rent. Amortization of prepaid rent is recorded using the straight-line method over the shorter of the estimated economic life or lease term as a charge to rent expense.

3.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current		Non-Current
	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014
Due from independent contractors, net (1) (2)	$1,581	$1,577	$5,184	$1,820
Security deposits	—	—	1,299	1,240
Customer trust accounts and other	1,823	1,262	102	222

	$3,404	$2,839	$6,585	$3,282

(1)	Includes allowance for doubtful accounts related to current of $261,000 as of September 30, 2015 and $193,000 as of December 31, 2014, respectively. The Company recorded a provision for bad debt expense of $48,000 and $44,000 and wrote off $24,000 and $23,000 of these receivables for the three months ended September 30, 2015 and, 2014, respectively. The Company recorded a provision for bad debt expense of $127,000 and $86,000 and wrote off $59,000 and $110,000 of these receivables for the nine months ended September 30, 2015 and, 2014, respectively.
(2)	Represents amounts advanced, notes receivable and other receivables due from the Company’s sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
SARs liability	$21,184	$20,542
Commissions payable to sales and financing professionals	12,451	12,176
Deferred compensation liability	4,951	3,863

	$38,586	$36,581

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SARs Liability

Prior to the IPO, certain employees of the Company were granted stock appreciation rights (“SARs”) under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, and the MMC liability of $20.0 million for the SARs was frozen at March 31, 2013, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in installments upon retirement or departure. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rate at January 1, 2015 and 2014 was 4.173% and 5.03%, respectively. MMI recorded interest expense related to this liability of $214,000 and $236,000, for the three months ended September 30, 2015 and 2014, respectively and $642,000 and $738,000 for the nine months ended September 30, 2015 and 2014, respectively. During 2014, the Company reduced the SARs liability balance in the amount of $412,000 related to a distribution for the settlement of FICA taxes payable on behalf of certain participants.

Commissions Payable

Certain investment sales professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. These commissions are recognized as cost of services in the period in which they are earned. The Company has the ability to defer payment of certain commissions, at its election, for up to three years. Commissions payable that are not expected to be paid within twelve months are classified as non-current liabilities.

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

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation obligation, each exclusive of additional contributions and distributions consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$(351)	$(51)	$(340)	$177

Increase (decrease) in the carrying value of the deferred compensation obligation (2)	$(307)	$(32)	$(248)	$201

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	September 30, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasuries	$70,497	$31	$—	$70,528	$—	$—	$—	$—
U.S. Government Sponsored Entities	19,110	3	(1)	19,112	—	—	—	—
Asset-backed securities and other	124	—	—	124	—	—	—	—

	$89,731	$34	$(1)	$89,764	$—	$—	$—	$—

Long-term investments:
U.S. Treasuries	$6,110	$23	$(26)	$6,107	$2,974	$7	$—	$2,981
U.S. Government Sponsored Entities	11,750	5	(13)	11,742	2,019	—	(3)	2,016
Corporate debt securities	17,217	18	(408)	16,827	7,442	48	(12)	7,478
Asset-backed securities and other	10,328	33	(33)	10,328	2,277	4	(4)	2,277

	$45,405	$79	$(480)	$45,004	$14,712	$59	$(19)	$14,752

As of September 30, 2015, the amortized cost and fair value of the Company’s investment in available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were $28.7 million and $28.2 million, respectively. As of December 31, 2014, the amortized cost and fair value of the Company’s investment in available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were $5.4 million. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. In addition, the Company does not intend to sell and it is not more-likely-than-not that the Company would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of September 30, 2015 and December 31, 2014, the Company did not have any investments in a continuous unrealized loss position for 12 months or longer.

For the three months ended September 30, 2015, there were no gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities. For the nine months ended September 30, 2015, gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities were $133,000 and $3,000, respectively and were recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined on the specific identification method.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other items, the duration and extent to which the fair market value of a security is less than its amortized cost and the Company’s intent and ability to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company has evaluated its investments in marketable securities as of September 30, 2015 and has determined that no investments with unrealized losses are other-than-temporarily impaired.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$89,731	$89,764	$—	$—
Due after one year through five years	18,948	18,955	4,679	4,679
Due after five years through ten years	17,835	17,474	5,652	5,662
Due after ten years	8,622	8,575	4,381	4,411

	$135,136	$134,768	$14,712	$14,752

Weighted average maturity	3.4 years		9.6 years

Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

5.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS that were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by these former stockholders (“the Notes”), which had been previously assumed by MMC, were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments and a final principal payment due during the second quarter of 2020. During each of the nine months ended September 30, 2015 and 2014, the Company made payments on the Notes of $1.5 million (includes principal and interest).

Accrued interest pertaining to the Notes consisted of the following (dollars in thousands):

	September 30, 2015	December 31, 2014
Accrued interest (1)	$234	$396

(1)	Recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Interest expense pertaining to the Notes consisted of the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$133	$144	$414	$447

6.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC where by the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. These costs included reimbursement for health insurance premiums, shared services and other general and administrative costs. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company can acquire the services separately. In April 2014, the Company established its own health insurance plan significantly reducing the reliance on the TSA. During the three months ended September 30, 2015 and 2014, the Company incurred $56,000 and $42,000 under the TSA. During the nine months ended September 30, 2015 and 2014, the Company incurred $165,000 and $1.2 million under the TSA of which $0 and $1.0 million was incurred for reimbursement of health insurance premiums. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. As of September 30, 2015 and December 31, 2014, $92,000 and $97,000, respectively, remains unpaid and included in accounts payable and other accrued expenses – related party, net in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended September 30, 2015 and 2014, the Company recorded real estate brokerage commissions and financing fees of $305,000 and $872,000, respectively, from subsidiaries of MMC related to these services. The Company incurred cost of services of $173,000 and $540,000, respectively, related to these revenues. For the nine months ended September 30, 2015 and 2014, the Company recorded real estate brokerage commissions and financing fees of $1.6 million and $932,000, respectively, from subsidiaries of MMC related to these services. The Company incurred cost of services of $943,000 and $576,000, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single story office building located in Palo Alto, California, which was amended with a new expiration date of May 31, 2022. Rent expense for this lease totaled $219,000 and $109,000 for the three month periods ended September 30, 2015 and 2014, respectively. Rent expense for this lease totaled $474,500 and $328,000 for the nine month periods ended September 30, 2015 and 2014, respectively. Rent expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Other

The Company makes advances to non-executive employees from time-to-time. At September 30, 2015 and December 31, 2014, the aggregate principal amount for employee loans outstanding was $366,000 and $378,000, respectively, and is included in employee notes receivable in the accompanying condensed consolidated balance sheets.

As of September 30, 2015, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned indirectly approximately 53.2% (includes shares owned by Phoenix Investments Holdings, LLC (“Phoenix”) and the George and Judy Marcus Family Foundation) of the Company’s issued and outstanding common stock, including shares to be issued upon settlement of vested deferred stock units, or DSUs.

On February 6, 2015, the Company filed a shelf Registration Statement on Form S-3, registering for future sale 4,600,000 shares of common stock beneficially owned by Mr. Marcus. No new shares were offered, and the Company did not receive any proceeds from the sale of common stock by the selling stockholders. On March 13, 2015, the Company filed a Prospectus Supplement offering for sale by certain selling stockholders 4,000,000 shares of common stock including an option to sell up to an additional 600,000 shares pursuant to an option granted to the underwriters. On March 18, 2015, 4,000,000 shares were sold at a price per share of $31.9925 and the underwriters exercised their option to purchase an additional 600,000 shares at a price per share of $31.9925. In connection with the Registration Statement and Prospectus Supplement, for the three months ended March 31, 2015, the Company incurred approximately $113,000 of costs, which were reimbursed by the selling stockholders during the second quarter of 2015.

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

Investments carried at fair value are categorized into one of the three categories described above and consisted of the following (in thousands):

	September 30, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets held in rabbi trust	$5,334	$—	$5,334	$—	$4,332	$—	$4,332	$—

Money market funds (1)	$5,708	$5,708	$—	$—	$25,310	$25,310	$—	$—

Marketable securities, available for sale:
Short-term investments:
U.S. Treasuries	$70,528	$70,528	$—	$—	$—	$—	$—	$—
U.S. Government Sponsored Entities	19,112	—	19,112	—	—	—	—	—
Asset-backed securities and other	124	—	124	—	—	—	—	—

	$89,764	$70,528	$19,236	$—	$—	$—	$—	$—

Long-term investments:
U.S. Treasuries	$6,107	$6,107	$—	$—	$2,981	$2,981	$—	$—
U.S. Government Sponsored Entities	11,742	—	11,742	—	2,016	—	2,016	—
Corporate debt securities	16,827	—	16,827	—	7,478	—	7,478	—
Asset-backed securities and other	10,328	—	10,328	—	2,277	—	2,277	—

	$45,004	$6,107	$38,897	$—	$14,752	$2,981	$11,771	$—

(1)	Included in cash and cash equivalents.

There were no transfers in or out of Level 1 and Level 2 during the three months and nine months ended September 30, 2015.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity

Common Stock

As of September 30, 2015 and December 31, 2014, there were 37,117,674 and 36,918,442 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee directors, respectively. See Note 11 – “Earnings Per Share” for additional information.

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

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At September 30, 2015 and December 31, 2014, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income as of September 30, 2015, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and (losses) of available-for- sale securities	Foreign currency translation	Total
Beginning balance, December 31, 2014	$24	$135	$159
Other comprehensive (loss) income before reclassifications	(265)	361	96
Amounts reclassified from accumulated other comprehensive (loss) income (1)	16	—	16

Net current-period other comprehensive (loss) income	(249)	361	112

Ending balance, September 30, 2015	$(225)	$496	$271

(1)	Included as a component of other income (expense), net in the condensed consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.

9.	Stock-Based Compensation Plans

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

The following limits apply to any awards granted under the 2013 Plan:

•	Options and stock appreciation rights—no employee or independent contractor can be granted, within any fiscal year, one or more options or stock appreciation rights, which in the aggregate cover more than 500,000 shares; provided, however, that in connection with an employee or independent contractor’s initial service as an employee or independent contractor, an employee or independent contractor’s aggregate limit may be increased by 1,000,000 shares;

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	Restricted stock and restricted stock units—no employee or independent contractor can be granted, within any fiscal year one or more awards of restricted stock or restricted stock units, which in the aggregate cover more than 500,000 shares; provided, however, that in connection with an employee or independent contractor’s initial service as an employee or independent contractor, an employee or independent contractor’s aggregate limit may be increased by 1,000,000 shares; and

•	Performance units and performance shares—no employee or independent contractor can receive performance units or performance shares having a grant date value (assuming maximum payout) greater than $2 million dollars or covering more than 500,000 shares, whichever is greater; provided, however, that in connection with an employee or independent contractor’s initial service as an employee or independent contractor, an employee or independent contractor may receive performance units or performance shares having a grant date value (assuming maximum payout) of up to an additional amount equal to $5 million dollars or covering up to 1,000,000 shares, whichever is greater. An individual may only have one award of performance units or performance shares for a performance period.

Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were reserved for the issuance of awards under the 2013 Plan. The number of shares available for issuance under the 2013 Plan increases annually on the first day of each year beginning with the 2015 fiscal year, by an amount equal to the lesser of: (i) 5,500,000 shares of the Company’s common stock; (ii) 3% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; and (iii) such other amount as the Company’s board of directors may determine. Pursuant to the automatic increase provided for in the 2013 Plan, the board of directors approved a share reserve increase of 1,100,000 shares in 2015. At September 30, 2015, there were 3,265,526 shares available for future grants under the Plan.

Awards Granted and Vested

Under the 2013 Plan, the Company has issued RSA’s to non-employee directors and RSU’s to employees and non-employee sales and financing professionals. All RSAs vest in equal annual installments over a three year period from the date of grant. All RSUs vest in equal annual installments over a five year period from the date of grant. Any unvested awards are canceled upon termination of service. Awards accelerate upon death subject to approval by the compensation committee. As of September 30, 2015, there were no issued or outstanding options, stock appreciation rights, performance units or performance shares awards.

During the nine months ended September 30, 2015, 201,224 shares of RSAs and RSUs vested and 22,298 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The amount remitted to the tax authorities for the employees’ tax obligation was reflected in the taxes paid related to net share settlement of stock-based awards caption in the financing section of the condensed consolidated statements of cash flows. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

During the nine months ended September 30, 2015 and the year ended December 31, 2014, the Company recorded windfall tax benefits resulting from the settlement of stock-based award activity, in the amounts of $534,000 and $4.3 million, respectfully. Such windfall tax benefits are excluded from the provision for income taxes and included as a component of additional paid-in capital when the awards are settled. During the nine months ended September 30, 2015, the Company realized an aggregate of $4.8 million of windfall tax benefits from stock-based award activity, which is included in cash flows from financing activities in the accompanying condensed consolidated statement of cash flows.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Awards

The following table summarizes the Company’s activity under the 2013 Plan for the nine months ended September 30, 2015 (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2014	42,882	516,437	647,690	1,207,009	$18.23
Granted
February 2015	—	15,847	9,720	25,567
May 2015	10,110	8,142	4,212	22,464
August 2015	—	5,607	25,148	30,755

Total Granted	10,110	29,596	39,080	78,786	42.84
Vested	(7,626)	(56,719)	(136,879)	(201,224)	14.85
Transferred	—	(8,423)	8,423	—	17.81
Forfeited/canceled	—	(13,047)	(15,904)	(28,951)	17.78

Nonvested shares at September 30, 2015 (1)	45,366	467,844	542,410	1,055,620	$20.73

Unrecognized stock-based compensation expense as of September 30, 2015 (2)	$634	$9,185	$19,695	$29,514

Weighted average remaining vesting period (years) as of September 30, 2015	1.98	4.04	3.41	3.58

(1)	Nonvested RSU’s will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.58 years.

In November 2013, MMI issued the following deferred stock units (“DSUs”) under the 2013 Plan: (i) DSUs for an aggregate of 2,192,413 shares granted as replacement awards related to the prior SARs program to the MMREIS managing directors and (ii) DSUs for 83,334 shares granted to the Company’s Co-chairman of the board of directors (Mr. Millichap). The DSU’s are fully vested and shares will be issued 20% per year. As of September 30, 2015, fully vested DSUs for 1,820,596 shares remained outstanding. See “Amendments to Restricted Stock and SARs” section below and Note 11 – “Earnings Per Share” for additional information.

Employee Stock Purchase Plan

In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“ESPP Plan”). The ESPP Plan qualifies under Section 423 of the IRS Code and provides for consecutive, non-overlapping 6-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. The first offering period began on May 15, 2014. Qualifying employees may purchase shares of the Company stock at a 10% discount based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations.

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

The ESPP Plan had 366,667 shares of common stock reserved and 323,514 shares of common stock available for issuance at September 30, 2015. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning with the 2015 fiscal year, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the Board. Pursuant to the provisions of the ESPP Plan, the board of directors determined a share reserve increase was not needed in 2015. At September 30, 2015, total unrecognized compensation cost related to the ESPP Plan was $28,000 and is expected to be recognized over a weighted average period of 0.12 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee stock purchase plan	$56	$45	$184	$68
RSAs – non-employee directors	91	61	228	137
RSUs – employees	547	175	1,626	521
RSUs – independent contractors	1,474	1,136	4,712	2,549

	$2,168	$1,417	$6,750	$3,275

Common stock price at beginning of period	$46.14	$25.51	$33.25	$14.90
Common stock price at end of period	$45.99	$30.26	$45.99	$30.26
(Decrease) increase in stock price	$(0.15)	$4.75	$12.74	$15.36

10.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2015 was 42.9% and 41.6%, compared to 41.2% for each of the three and nine months ended September 30, 2014. The Company’s estimated annual effective tax rate for 2015 is 41.1%. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its estimated annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any. The difference between the statutory tax rate and the Company’s effective tax rate is largely attributable to state income taxes and a full valuation allowance with respect to the deferred tax assets of the Company’s Canadian operations.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator (Basic and Diluted):
Net income	$15,176	$13,523	$46,401	$33,101

Denominator:
Basic
Weighted average common shares issued and outstanding	37,114	36,624	37,091	36,613
Deduct: Unvested RSAs (1)	(45)	(53)	(44)	(42)
Add: Fully vested DSUs (2)	1,821	2,276	1,821	2,276

Weighted Average Common Shares Outstanding	38,890	38,847	38,868	38,847

Basic earnings per common share	$0.39	$0.35	$1.19	$0.85

Diluted
Weighted Average Common Shares Outstanding from above	38,890	38,847	38,868	38,847
Add: Dilutive effect of RSUs, RSAs & ESPP	270	164	183	102

Weighted Average Common Shares Outstanding	39,160	39,011	39,051	38,949

Diluted earnings per common share	$0.39	$0.35	$1.19	$0.85

Antidilutive shares excluded from diluted earnings per common share (3)	31	67	77	618

(1)	RSAs were issued and outstanding to the non-employee directors and have a three year vesting term subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(3)	Primarily pertaining to RSU grants to the Company’s independent contractors.

12.	Commitments and Contingencies

Credit Agreement

On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (“Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which originally matured on June 1, 2017. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. In connection with executing the Credit Agreement, the Company paid bank fees and other expenses in the aggregate amount of $224,000, which are being amortized over the term of the Credit Agreement. The Company must pay a commitment fee of up to 0.1% per annum, payable quarterly commencing on July 1, 2014, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $32,000 and $35,000 during the three months ended September 30, 2015 and 2014, respectively and $100,000 and $41,000 during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at September 30, 2015. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio.

The Credit Facility contains customary covenants, including financial and other covenants reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end on a rolling 4-quarter basis and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of September 30, 2015, the Company was in compliance with all financial and non-financial covenants.

On August 21, 2015, the Company extended the Credit Agreement, which now matures on June 1, 2018. No other changes to the original terms. In connection with the Credit Agreement extension, the Company paid bank fees and other expenses in the aggregate amount of $35,000, which are being amortized over the extended term of the Credit Agreement. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income.

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

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with SEC on March 9, 2015, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years, based on data from CoStar and Real Capital Analytics. As of September 30, 2015, we had over 1,500 investment sales and financing professionals in 80 offices who provide investment brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. For the three and nine months ended September 30, 2015, we closed more than 2,200 and 6,200 sales, financing and other transactions with total volume of approximately $9.4 billion and $26.9 billion, respectively. During the year ended December 31, 2014, we closed more than 7,600 sales, financing and other transactions with total volume of approximately $33.1 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale and fees upon the financing of commercial properties and, in addition, by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For each of the three and nine months ended September 30, 2015, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues, including consulting and advisory services. During the year ended December 31, 2014, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues, including consulting and advisory services.

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

	Three Months Ended September 30,				Change
	2015		2014		Increase (Decrease)
Property Type	Number	Volume	Number	Volume	Number	Volume
Multifamily	588	$3.0	567	$3.0	21	$—
Retail	683	2.0	576	3.3	107	(1.3)
Office	79	0.3	79	0.3	—	—
Other (1)	246	1.1	222	1.3	24	(0.2)

	1,596	$6.4	1,444	$7.9	152	$(1.5)

(1)	Includes the following specialty groups: Industrial, self-storage, land, hospitality, senior housing, manufactured housing and mixed – use/other.

	Nine Months Ended September 30,				Change
	2015		2014		Increase (Decrease)
Property Type	Number	Volume	Number	Volume	Number	Volume
Multifamily	1,679	$9.3	1,533	$7.7	146	$1.6
Retail	1,872	5.9	1,677	6.6	195	(0.7)
Office	254	1.2	228	0.8	26	0.4
Other (1)	717	3.5	579	2.8	138	0.7

	4,522	$19.9	4,017	$17.9	505	$2.0

(1)	Includes the following specialty groups: Industrial, self-storage, land, hospitality, senior housing, manufactured housing and mixed – use/other.

Real Estate Brokerage Transactions by Region

(1)	Includes our Canadian operations, which represented less than 1.0% of our total revenues in each period presented.

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

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2015 and 2014. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the three months ended September 30, 2015 and 2014, we closed more than 2,200 and 1,900 sales, financing and other transactions with total volume of approximately $9.4 billion and $9.9 billion, respectively. During the nine months ended September 30, 2015 and 2014, we closed more than 6,200 and 5,500 sales, financing and other transactions with total volume of approximately $26.9 billion and $23.2 billion, respectively. Key metrics for Real Estate Brokerage and Financing activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Brokerage	2015	2014	2015	2014
Average Number of Sales Professionals	1,415	1,312	1,416	1,271
Average Number of Transactions per Sales Professional	1.1	1.1	3.2	3.2
Average Commission per Transaction	$95,202	$97,105	$98,708	$91,672
Average Transaction Size	$4,008,530	$5,500,284	$4,395,217	$4,463,755
Total Number of Transactions	1,596	1,444	4,522	4,017
Total Sales Volume (in millions)	$6,398	$7,942	$19,875	$17,931

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing	2015	2014	2015	2014
Average Number of Financing Professionals	84	79	83	77
Average Number of Transactions per Financing Professional	4.9	4.1	13.7	12.5
Average Fee per Transaction	$26,565	$24,197	$26,472	$23,231
Average Transaction Size	$3,029,062	$2,950,386	$2,966,008	$2,576,650
Total Number of Transactions	409	325	1,135	962
Total Dollar Volume (in millions)	$1,239	$959	$3,366	$2,479

Comparison of Three Months Ended September 30, 2015 and 2014

(dollars and share amounts in thousands, except per share amounts)

	Three Months Ended September 30, 2015	Percentage of Revenue	Three Months Ended September 30, 2014	Percentage of Revenue	Total Dollar Change	Total Percentage Change
Revenues:
Real estate brokerage commissions	$151,942	91.6%	$140,220	92.9%	$11,722	8.4%
Financing fees	10,865	6.6	7,864	5.2	3,001	38.2
Other revenues	3,069	1.8	2,805	1.9	264	9.4

Total revenues	165,876	100.0	150,889	100.0	14,987	9.9
Operating expenses:
Cost of services	102,010	61.5	92,269	61.2	9,741	10.6
Selling, general, and administrative expense	35,646	21.5	34,086	22.6	1,560	4.6
Depreciation and amortization expense	802	0.5	813	0.5	(11)	(1.4)

Total operating expenses	138,458	83.5	127,168	84.3	11,290	8.9

Operating income	27,418	16.5	23,721	15.7	3,697	15.6
Other income (expense), net	(464)	(0.3)	(308)	(0.2)	(156)	50.6
Interest expense	(380)	(0.2)	(397)	(0.2)	17	(4.3)

Income before provision for income taxes	26,574	16.0	23,016	15.3	3,558	15.5
Provision for income taxes	11,398	6.9	9,493	6.3	1,905	20.1

Net income	$15,176	9.1%	$13,523	9.0%	$1,653	12.2%

Adjusted EBITDA (1)	$29,601	17.8%	$25,641	17.0%	$3,960	15.4%

Earnings per share:
Basic	$0.39		$0.35
Diluted	$0.39		$0.35
Weighted average common shares outstanding:
Basic	38,890		38,847
Diluted	39,160		39,011

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues.

Our total revenues were $165.9 million for the three months ended September 30, 2015 compared to $150.9 million for the same period in 2014, an increase of $15.0 million, or 9.9%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed 78.2% of the total increase. An increase in financing fees and to a lesser extent, increase in other revenues, contributed the remaining increase in total revenues.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $151.9 million for the three months ended September 30, 2015 from $140.2 million for the same period in 2014, an increase of $11.7 million or 8.4%. The increase was primarily driven by an increase in the number of investment sales transactions (10.5%) and an increase in average commission rates. The rise in average commission rate is due to an increase in the proportion of our $1 to $10 million private client transactions as compared to our larger transactions in the institutional segment. These transactions generally earn a higher commission rate.

•	Financing fees. Revenues from financing fees increased to $10.9 million for the three months ended September 30, 2015 from $7.9 million for the same period in 2014, an increase of $3.0 million or 38.2%. The increase was driven by a combination of an increase in the number of loan transactions (25.8%) due to an increase in the number of financing professionals combined with an increase in their productivity levels and an increase in average commission per transaction (9.8%).

•	Other revenues. Other revenues increased to $3.1 million for the three months ended September 30, 2015 from $2.8 million for the same period in 2014, an increase of $0.3 million or 9.4%.

Total operating expenses.

Our total operating expenses were $138.5 million for the three months ended September 30, 2015 compared to $127.2 million for the same period in 2014, an increase of $11.3 million, or 8.9%. Expenses increased primarily due to an increase in cost of services, which is predominantly variable commissions paid to our investment sales and financing professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

•	Cost of services. Cost of services for the three months ended September 30, 2015 increased $9.7 million, or 10.6% to $102.0 million from $92.3 million for the same period in 2014. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 61.5% for the three months ended September 30, 2015 compared to 61.2% for the same period in 2014 primarily due to an increase in the proportion of transactions closed by our more senior investment sales professionals whose commission rates generally increase as they meet certain production thresholds.

•	Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2015 increased $1.6 million, or 4.6%, to $35.7 million from $34.1 million for the same period in 2014. The increase was primarily due to (i) a $1.1 million increase in salaries and related benefits driven by an increase in headcount in corporate support in connection with our growth; (ii) a $1.0 million increase in sales and promotional expenses driven by marketing expenses to support increased sales activity; (iii) a $0.8 million increase in stock-based compensation expense resulting from an increase in the Company’s stock price, which impacted stock-based compensation expense of RSU grants to the Company’s independent contractors, which are required to be measured at fair value and incremental stock-based awards granted since the third quarter of 2014; and (iv) a $0.3 million net increase in other expense categories primarily driven by our expansion and business growth. The increases were partially offset by a $1.6 million decrease in legal costs due to settlement of outstanding litigation.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses for the three months ended September 30, 2015 as compared to the same period in 2014.

Other income (expense), net

Other income (expense), net increased to $(0.5) million for the three months ended September 30, 2015 from $(0.3) million for the same period in 2014. The increase in loss was primarily due to a decrease in value of our deferred compensation plan assets held in the rabbi trust and foreign currency losses related to our Canadian operations. The increase in loss was partially offset by an increase in interest income due to our investments in marketable securities, available for sale during the three months ended September 30, 2015 with no such investments in the same period in 2014.

Interest expense

There were no significant changes in interest expense for the three months ended September 30, 2015 as compared to the same period in 2014.

Provision for income taxes

The provision for income taxes was $11.4 million for the three months ended September 30, 2015 as compared to $9.5 million in the same period in 2014, an increase of $1.9 million or 20.1%. The effective income tax rate for the three months ended September 30, 2015 was 42.9%, compared with 41.2% for the same period in 2014.

We calculate our provision for income taxes using an annual effective tax rate based on projected taxable income for the year adjusted for the effects of permanent and discrete items. We anticipate our estimated annual effective tax rate to be approximately 41.1% in 2015. Deferred taxes are adjusted for significant changes in temporary items in the period in which they occur. The future effective tax rate may vary from this estimated annual effective rate due to several factors, including but not limited to, the level of state and foreign jurisdiction activity, future changes in tax laws, the amount of future book versus income tax items that are permanent in nature and changes, if any, in a valuation allowance as it relates to deferred tax assets.

Comparison of Nine Months Ended September 30, 2015 and 2014

(dollars and share amounts in thousands, except per share amounts)

	Nine Months Ended September 30, 2015	Percentage of Revenue	Nine Months Ended September 30, 2014	Percentage of Revenue	Total Dollar Change	Total Percentage Change
Revenues:
Real estate brokerage commissions	$446,356	91.9%	$368,246	92.1%	$78,110	21.2%
Financing fees	30,046	6.2	22,348	5.6	7,698	34.4
Other revenues	9,497	1.9	9,150	2.3	347	3.8

Total revenues	485,899	100.0	399,744	100.0	86,155	21.6
Operating expenses:
Cost of services	293,725	60.4	240,266	60.1	53,459	22.2
Selling, general, and administrative expense	109,064	22.5	99,570	24.9	9,494	9.5
Depreciation and amortization expense	2,389	0.5	2,399	0.6	(10)	(0.4)

Total operating expenses	405,178	83.4	342,235	85.6	62,943	18.4

Operating income	80,721	16.6	57,509	14.4	23,212	40.4
Other income (expense), net	23	—	(39)	—	62	nm
Interest expense	(1,349)	(0.3)	(1,202)	(0.3)	(147)	12.2

Income before provision for income taxes	79,395	16.3	56,268	14.1	23,127	41.1
Provision for income taxes	32,994	6.8	23,167	5.8	9,827	42.4

Net income	$46,401	9.5%	$33,101	8.3%	$13,300	40.2%

Adjusted EBITDA (1)	$88,886	18.3%	$63,138	15.8%	$25,748	40.8%

Earnings per share:
Basic	$1.19		$0.85
Diluted	$1.19		$0.85
Weighted average common shares outstanding:
Basic	38,868		38,847
Diluted	39,051		38,949

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues.

Our total revenues were $485.9 million for the nine months ended September 30, 2015 compared to $399.7 million for the same period in 2014, an increase of $86.2 million, or 21.6%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed 90.7% of the total increase. An increase in financing fees and to a lesser extent, increase in other revenues, contributed the remaining increase in total revenues.

•	Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $446.4 million for the nine months ended September 30, 2015 from $368.2 million for the same period in 2014, an increase of $78.1 million or 21.2%. The increase was primarily driven by an increase in the number of investment sales transactions (12.6%) and an increase in the average commission per transaction (7.7%). The increase in average commission per transaction is a reflection of the maturing of our agents, focus on hiring experienced sales professionals and the rise in real estate values.

•	Financing fees. Revenues from financing fees increased to $30.0 million for the nine months ended September 30, 2015 from $22.3 million for the same period in 2014, an increase of $7.7 million or 34.4%. The increase was driven by an increase in the number of loan transactions (18.0%) due to an increase in the number of financing professionals combined with an increase in their productivity levels and an increase in average transaction size (15.1%).

•	Other revenues. Other revenues increased to $9.5 million for the nine months ended September 30, 2015 from $9.1 million for the same period in 2014, an increase of $0.3 million or 3.8%.

Total operating expenses.

Our total operating expenses were $405.2 million for the nine months ended September 30, 2015 compared to $342.2 million for the same period in 2014, an increase of $62.9 million, or 18.4%. Expenses increased primarily due to an increase in cost of services, which is predominantly variable commissions paid to our investment sales and financing professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

•	Cost of services. Cost of services for the nine months ended September 30, 2015 increased approximately $53.5 million, or 22.2% to $293.7 million from $240.3 million for the same period in 2014. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 60.4% for the nine months ended September 30, 2015 compared to 60.1% for the same period in 2014 due to an increase in the proportion of transactions closed by our more senior investment sales professionals whose commission rates generally increase as they meet certain production thresholds.

•	Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2015 increased $9.5 million, or 9.5%, to $109.1 million from $99.6 million for the same period in 2014. The increase was primarily due to (i) a $4.4 million increase in sales and promotional expenses driven by an increase in our annual sales recognition event and marketing expenses to support increased sales activity; (ii) a $3.5 million increase in stock-based compensation expense driven by an increase in the Company’s stock price as RSU grants to the Company’s independent contractors are required to be measured at fair value, stock-based compensation expense for incremental share-based awards granted since the third quarter of 2014 and immediate vesting of certain RSU awards under the provisions of the RSU agreement; (iii) a $2.6 million increase in management performance compensation driven by the increase in operating results during the nine months ended September 30, 2015 as compared to the same period in 2014; (iv) a $2.2 million increase in salaries and related benefits driven by an increase in headcount in corporate support in connection with our growth; and (v) a $1.3 million net increase in other expense categories primarily driven by our expansion and business growth. The increases were partially offset by a $4.5 million decrease in legal costs due to settlement of outstanding litigation and recoveries from a settlement with an insurance carrier.

•	Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses for the nine months ended September 30, 2015 as compared to the same period in 2014.

Other income (expense), net

Other income (expense), net increased to $23,000 for the nine months ended September 30, 2015 from $(39,000) for the same period in 2014. The increase was primarily from interest income and realized gains on our investments in marketable securities, available for sale. The increase was partially offset by foreign currency losses related to our Canadian operations and a decrease in value of our deferred compensation plan assets held in the rabbi trust.

Interest expense.

There were no significant changes in interest expense for the nine months ended September 30, 2015 as compared to the same period in 2014.

Provision for income taxes.

The provision for income taxes was $33.0 million for the nine months ended September 30, 2015 as compared to $23.2 million in the same period in 2014, an increase of $9.8 million or 42.4%. The effective income tax rate for the nine months ended September 30, 2015 was 41.6%, compared with 41.2% for the same period in 2014.

We calculate our provision for income taxes using an annual effective tax rate based on projected taxable income for the year adjusted for the effects of permanent and discrete items. We anticipate our estimated annual effective tax rate to be approximately 41.1% in 2015. Deferred taxes are adjusted for significant changes in temporary items in the period in which they occur. The future effective tax rate may vary from this estimated annual effective rate due to several factors, including but not limited to, the level of state and foreign jurisdiction activity, future changes in tax laws, the amount of future book versus income tax items that are permanent in nature and changes, if any, in a valuation allowance as it relates to deferred tax assets.

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

A reconciliation of the most directly comparable GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$15,176	$13,523	$46,401	$33,101
Adjustments:
Interest income and other (1)	(323)	(2)	(997)	(6)
Interest expense	380	397	1,349	1,202
Provision for income taxes	11,398	9,493	32,994	23,167
Depreciation and amortization	802	813	2,389	2,399
Stock-based compensation	2,168	1,417	6,750	3,275

Adjusted EBITDA	$29,601	$25,641	$88,886	$63,138

(1)	Other for the three and nine months ended September 30, 2015 consists of $0 and $130,000 of net realized gains on marketable securities, available for sale.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, marketable securities, available for sale, cash flows from operations and, if necessary, borrowings under our credit agreement. In order to enhance yield to us, we have invested a portion of our cash in money market funds and in fixed and variable income debt securities, in accordance with our investment policy approved by the Board of Directors. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash and cash equivalents, marketable securities, available for sale or availability under the credit agreement.

Cash held in our Canadian operations aggregated $538,000 and $318,000 at September 30, 2015 and December 31, 2014, respectively.

Our total cash and cash equivalents balance decreased by $81.5 million to $67.6 million at September 30, 2015, compared to $149.2 million at December 31, 2014 as we invested cash into marketable securities to generate higher yields. The following table sets forth our summary cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

Cash Flows

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$38,582	$34,908
Net cash used in investing activities	(123,805)	(1,829)
Net cash provided by (used in) financing activities	3,696	(21)

Net (decrease) increase in cash and cash equivalents	(81,527)	33,058
Cash and cash equivalents at beginning of period	149,159	100,952

Cash and cash equivalents at end of period	$67,632	$134,010

Operating Activities

Cash flows provided by operating activities were $38.6 million for the nine months ended September 30, 2015, as compared to $34.9 million for the same period in 2014. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $3.7 million increase in cash flows provided by operating activities for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to the growth in our business along with differences in timing of payments and receipts and bonus accruals related to our increased operating results.

Investing Activities

Cash flows used for investing activities were $123.8 million for the nine months ended September 30, 2015, as compared to $1.8 million for the same period in 2014. The increase in cash flows used for investing activities for the nine months ended September 30, 2015, as compared to the same period in 2014 was primarily due to $119.9 million in net purchases of marketable securities, available for sale for the nine months ended September 30, 2015 with no such purchases or sales in the same period in 2014.

Financing Activities

Cash flows provided by financing activities were $3.7 million for the nine months ended September 30, 2015, as compared to cash flows used in financing activities of $21,000 for the same period in 2014. The change in cash flows provided by financing activities for the nine months ended September 30, 2015, as compared to the same period in 2014, was primarily the result of net changes in stock-based award activity with no such comparable cash flows for the same period in 2014 (See Note 9 – “Stock-Based Compensation Plans” our Notes to Condensed Consolidated Financial Statements for additional information).

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

Contractual Obligations and Commitments

There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 other than an increase of approximately $28.2 million due to new or amended operating lease obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of investments in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities and asset backed securities. As of September 30, 2015, the amount of investments in marketable securities, available for sale was $134.8 million. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to maturity, we may choose to sell any of the securities based on liquidity requirements or market opportunities to enhance our overall yield. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments, with a weighted average rating (exclusive of cash and cash equivalents) of AA+ as of September 30, 2015. Maturities are maintained consistent with our short, medium and long-term liquidity objectives.

Currently our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to market risk. Changes in prevailing interest rates may adversely impact their fair market value should interest rates rise or fall. Accordingly, we also may have interest rate risk with the variable rate debt securities as the income produced may decrease if interest rates fall. The following table sets forth the impact on the fair value of our investments from changes in interest rates based on the duration of the securities (dollars in thousands):

Change in Interest Rates	Approximate Change In Fair Value of Investments Increase (Decrease)
2% Decrease	$4,054
1% Decrease	2,156
1% Increase	(2,628)
2% Increase	(5,255)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Marcus & Millichap, Inc.

Date:	November 9, 2015	By:	/s/ John J. Kerin
John J. Kerin
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2015	By:	/s/ Martin E. Louie
Martin E. Louie
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	First Amendment to Credit Agreement, between the Company and Wells Fargo Bank, National Association dated as of August 21, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.