Form 10-K
period 2015-12-31
Marcus & Millichap, Inc.
filed 2016-03-15
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2015 was approximately $651.9 million, based on the closing price per share of common stock on that date of $46.14 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and executive officers of the registrant and 10% stockholders are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

As of March 2, 2016, there were 37,568,389 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on May 3, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2015.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on (i) information gathered from various sources, (ii) certain assumptions that we have made, and (iii) on our knowledge of the commercial real estate market. While we believe our market position, market opportunity and market size information included in this Annual Report on Form 10-K are generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is generally based on information available through the nine months ended September 30, 2015 since full year 2015 information may not yet have been published. We use market data from Costar Group, Inc. and Real Capital Analytics that consists of list side information of sales transactions, with a value of $1 million or more, of multifamily, retail, office and industrial buildings.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	market trends in the commercial real estate market or the general economy;

•	our ability to attract and retain qualified managers, investment sales and financing professionals;

•	the effects of increased competition on our business;

•	our ability to successfully enter new markets or increase our market share;

•	our ability to successfully expand our services and businesses and to manage any such expansions;

•	our ability to retain existing clients and develop new clients;

•	our ability to keep pace with changes in technology;

•	any business interruption or technology failure and any related impact on our reputation;

•	changes in tax laws, employment laws or other government regulation affecting our business; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

In addition, in this Annual Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to our company, our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Item 1. Business

Overview

Marcus & Millichap, Inc. (“MMI”) is a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top broker in the United States based on the number of investment transactions over the last 10 years. As of December 31, 2015, we had over 1,600 investment sales and financing professionals in 79 offices in the United States and Canada that provide investment brokerage and financing services to sellers and buyers of commercial real estate. In 2015, we closed 8,715 sales, financing and other transactions with total sales volume of approximately $37.8 billion.

We divide commercial real estate into four major market segments, characterized by price:

•	Properties with prices less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Institutional market: properties priced from $20 million and above.

We service clients in all of these market segments by underwriting, marketing and selling commercial real estate properties in a manner that maximizes value for sellers and provides buyers with the largest and most diverse inventory of commercial properties. Our business model is based on several key attributes:

•	a 45-year history of providing investment brokerage and financing services through a proprietary marketing system, policies and culture of information sharing and in-depth investment brokerage training, all of which is executed under the supervision of a dedicated management team focused on client service and growing the firm;

•	market leading share and brand within the $1-$10 million private client market segment, which consistently represents more than 80% of commercial property sales greater than $1 million in the marketplace;

•	Over 1,600 investment sales and financing professionals providing consistent services and exclusive client representation across multiple property types;

•	a broad geographic platform consisting of 79 offices in the United States and Canada powered by information sharing and proprietary real estate marketing technologies;

•	an ability to scale with our private clients as they grow and connect private capital with larger, institutional assets through our Institutional Property Advisors (“IPA”) group;

•	a financing team integrated with our brokerage salesforce providing independent mortgage brokerage services;

•	an experienced management team overseeing our offices, with an average of approximately 10 years of real estate investment brokerage experience with our Company; our managers do not compete with or participate in sales professionals commissions; they are in a support and leadership role as company executives; and

•	industry-leading research and advisory services tailored to the needs of our clients and supporting our investment sales and financing professionals.

The investment brokerage and financing businesses serving private clients within the $1-$10 million private client market segment represent the largest part of our business which differentiates us from our competitors. In 2015, approximately 69% of our brokerage commissions came from this segment. Accordingly, our business model distinguishes us from our national competitors, who may focus primarily on the more volatile institutional market segment or on other business activities such as leasing or property management, and from our local and regional competitors, who lack a broad national platform.

Our business model and geographic footprint provide an unparalleled level of connectivity to the marketplace for our clients. Our investment sales and financing professionals are specialized by property type and by local market area, as we believe this focused expertise brings value to our clients. Our broad geographic coverage, encompassing 79 offices in the United States and Canada, combined with our local and national property expertise and significant relationships with both buyers and sellers, provides exposure and access to properties across the United States and Canada. This connectivity to a broad marketplace increases liquidity and opportunities for our clients as we maximize the value of their properties by accessing the largest pool of qualified buyers through our network of sales professionals and proprietary real estate marketing system. By closing more transactions annually than any other brokerage firm, our investment sales professionals are able to provide clients with a broad and deep perspective in multiple property types in real estate markets locally, regionally and nationally.

Our experienced management team is responsible for developing and mentoring our investment sales and financing professionals creating a consistent culture of information sharing and environment of best practices to maximize value for our clients. Our managers are compensated as executives incentivized to grow their offices and do not participate in commissions generated by our sales and financing professionals. This structure eliminates any competition with our salesforce and puts the emphasis on sales and financing professionals’ support and client service. In addition, we support our clients and investment sales and financing teams with market and property focused research, publications and custom analysis.

We generate revenues by collecting fees upon the sale and financing of commercial properties. These fees consist of commissions collected upon the sale of a property and fees collected from the placement of loans. The fees are principally based upon the sales price of the property or amount financed. In 2015, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues, including consulting and advisory services. In 2015, 69% of our real estate brokerage commissions were generated from the $1-$10 million private client market segment.

Corporate Information

We were formed as a sole proprietorship in 1971, incorporated in California on August 26, 1976 as G. M. Marcus & Company, and we were renamed as Marcus & Millichap, Inc. in August 1978, Marcus & Millichap Real Estate Investment Brokerage Company in September 1985, and Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”) in February 2007. Prior to the completion of our initial public offering (“IPO”), MMREIS was majority-owned by Marcus & Millichap Company (“MMC”) and all of MMREIS’ preferred and common stock outstanding was held by MMC and its affiliates or officers and employees of MMREIS. In June 2013, in preparation for the spin-off of its real estate investment services business (the “Spin-Off”), MMC formed a holding company called Marcus & Millichap, Inc. in Delaware. Prior to the completion of our IPO, the shareholders of MMREIS contributed the shares of MMREIS to Marcus & Millichap, Inc. in exchange for common stock of Marcus & Millichap, Inc., and MMREIS became a wholly owned subsidiary of Marcus & Millichap, Inc. On November 5, 2013, MMI completed its IPO.

Our principal executive offices are located at 23975 Park Sorrento, Suite 400 Calabasas, California 91302. Our telephone number at this location is (818) 212-2250. Our website address is www.marcusmillichap.com. The information on our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

Competitive Strengths

We believe the following strengths provide us with a competitive advantage and opportunities for success:

National Platform Built on Investment Brokerage and Financing Services

We have built a leading national platform serving our clients’ needs of investment brokerage and financing services. We continue to be focused on investment brokerage and financing services as opposed to other businesses such as leasing or property management. We equip our highly qualified investment sales and financing professionals in 79 offices across the United States and Canada with proprietary real estate marketing technologies and processes to market investment real estate for our clients. Our commitment to specialization is reflected in how we generally organize our investment sales and financing professionals by market area and property type, which enhances our investment sales and financing professionals’ skills, relationships and market knowledge required for achieving the best results for our clients. As a result of these founding principles, we offer an efficient system of matching every property with the largest pool of qualified buyers and maximize value in the process.

Market Leader in the Private Client Market Segment

Since our founding in 1971, we have focused on being the leading service provider to the $1-$10 million private client market segment. This segment is the largest by ownership and transaction count, which consistently accounts for over 80% of commercial property sales. It is comprised of high-net-worth individuals, partnerships and small private fund managers with both passive, long-term investments as well opportunistic, short-term investment horizons. Private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning in addition to macroeconomic and capital market trends and events. The vast size and personal transaction drivers of private clients make this market segment the most active in terms of sales velocity. Therefore, sales in the private client market segment tend to be less volatile than higher priced properties priced at $10 million and above over the long term. In addition, this market segment is highly fragmented with the top ten brokerage firms accounting for 24% of transactions in 2015. Marcus & Millichap is the leading broker in the $1-$10 million private client market segment with an 8% market share by transaction count. With our established market leadership and our brand name, Marcus & Millichap has significant room for market share expansion by further consolidating its leadership position in this market segment.

In addition, the private client market segment is characterized by high barriers to entry. These barriers include the need for a large specialized salesforce prospecting private clients, difficulties in identifying, establishing and maintaining relationships with such investors, capabilities of exposing properties to a large pool of potential buyers and the challenge of serving their needs locally, regionally and nationally. We believe this private client market segment is the least covered market segment by other national firms and is significantly underserved by local and regional firms that lack a multi-market platform.

Platform Built for Maximizing Investor Value

We have built our business to maximize value for real estate investors through an integrated set of services geared toward our clients’ needs. We are committed to an investment brokerage specialization, provide one of the largest salesforce in the industry, a culture and policy of information sharing on each property we represent and equip our investment sales professionals with proprietary real estate marketing technologies that enhance the marketability of the properties we represent. Our system generates real-time buyer-seller matching and maximizes value one property at a time. Our investment sales organization can therefore underwrite, position and market investment real estate to the largest pool of qualified buyers. We coordinate proactive marketing campaigns across investor relationships and resources of the entire firm, far beyond the capabilities of an individual listing agent. These efforts produce wide exposure to investors who we identify as high-probability bidders for each property. To grow with our clients, we established the IPA group to serve the needs of our private client investors that are now seeking higher valued properties as well as larger institutional investors. Our ability to bridge private capital with larger, institutional assets creates value for private and institutional clients while strengthening the retention of our sales and financing professionals.

We have one of the largest teams of financing professionals in the investment brokerage industry through Marcus & Millichap Capital Corporation (“MMCC”). MMCC provides financing expertise and access to debt and capital sources by identifying and securing competitive loan pricing and terms for our clients across a broad range of potential lenders and financing alternatives. We are a leading mortgage broker in the industry based on the number of financing and loan value transactions closed in 2015. Finally, our dedicated market research teams analyze the latest local and national economic and real estate trends and produce proprietary analyses for our clients enabling them to make informed investment and financing decisions. Our research team produces more than 900 reports, publications and briefs addressing real estate investment trends. Integrating all these services into one national platform increases opportunities to maximize value for our clients across multiple property types, market segments and geographies.

Management with Significant Investment Brokerage Experience

Our management team, as executives of the firm, is dedicated to recruiting, training, developing and supporting our investment sales and financing professionals. The majority of our management team are former senior sales professionals of our Company who now focus on management, do not compete with our salesforce and have an average of approximately 10 years of real estate investment brokerage experience with our Company. Our training, development and mentoring programs rely greatly on the regional managers’ personal involvement. Their past experience as senior investment sales professionals plays a key role in developing new and experienced investment sales and financing professionals. They help our junior professionals establish technical and client service skills as well as setting up, developing and growing relationships with clients. We believe this management structure has helped differentiate the firm from our competitors and ultimately achieve better results for our clients.

Growth Strategy

We have a long track record of growing our business model driven by opening new offices, recruiting, training and developing new investment sales and financing professionals as well as deploying our client-focused business model to increase coverage of specialty property types and the middle and institutional market segments. Our long-term growth plan has focused on investing in our current business model through growing internally and by providing our unique business model to a wider client base. Since 2010, our revenue has increased threefold and we have grown from 1,066 investment sales and financing professionals to over 1,600 investment sales and financing professionals in the United States and Canada. Our future growth will depend on continually expanding our national footprint and optimizing the size, product segmentation and specialization of our team of investment sales and financing professionals. The key strategies of our growth plan include:

Increase Market Share in the Private Client Market Segment

The $1-$10 million private client market segment is fragmented and underserved. The top 10 brokerage firms accounted for only approximately 24% of 2015 transactions in this market segment. Our industry leading market share in this segment increased to 8.0% in 2015 from approximately 6.9% in 2012. Our leading position in this market segment and inherent fragmentation continues to provide significant opportunity for us to expand and bring our client service offerings to a larger portion of this expansive market segment. We can continue to leverage our existing platform, relationships and brand recognition among private clients to grow through expanded marketing and coverage.

Focused Office Expansion

Since we currently have offices in most major-market and mid-market metropolitan cities, our growth is expected to come from focused office expansion, targeted hiring and increased coverage of specialty property types. We have targeted markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape. Our optimal office plans are used to capitalize on these factors by tailoring salesforce size, coverage and composition by office and business activity to direct resources to offices with the most opportunity where we believe we can leverage our national footprint and proprietary real estate marketing technologies. These initiatives do not require a significant increase in the number of offices or significant increase in the size of our offices, which allows us to leverage our current office locations without significant incremental investment.

Expand and Develop Our Team of Investment Sales Professionals

A key to growing our business is hiring, training and developing investment sales professionals. We have increased our focus on hiring experienced investment sales professionals through our recruiting department, specialty directors and regional managers in support of our optimal office plans. Our new investment sales professionals are trained in all aspects of real estate fundamentals, client service and proprietary marketing technologies through formal training, apprenticeship programs and mentorship by our non-competitive and dedicated regional managers. As these investment sales professionals mature, we continue to provide them with identified best practices and training in specialty property types. We believe this model creates a high level of teamwork, as well as operational and client service consistency. During 2015, we reached an all-time high in the number of investment sales professionals, ending the year with over 1,500.

Grow in Specialty Property Types and Middle and Institutional Market Segment Presence

Leveraging our current business model into specialty property types and to the middle and institutional market segments opens up significant opportunities for growth.

Specialty Property Types

We believe that specialty property types, including hospitality, self-storage, seniors housing, land and manufactured housing offer significant opportunities for our clients. By deploying our unique business model to increase coverage of these property types, we can create growth for us as well as enhance value for our clients through diversification. To create these opportunities, we are increasing our property type expertise by continuing to add specialty directors who can bring added management capacity, business development and sales professional support. These executives will work with our regional and group managers to increase sales professional hiring, training, development and redeployment and to execute various branding and marketing campaigns to expand our presence in these targeted property types. The number and volume of transactions in the core property types of multifamily, retail, office and industrial should continue to grow with upside opportunity, particularly in the office and industrial properties. At the same time, we intend to continue to grow our presence in specialty property types, which registered growth in number of transactions of 26% and volume of 36% in 2015 compared to 2014.

Middle and Institutional Market Segments Presence

Our extensive relationships with private investor clients who typically invest in the $1-$10 million private client market segment have enabled us to capture a greater portion of commercial real estate transactions in excess of $10 million and bridge the private client market investor to the middle market and institutional market segments in recent years. As property values increase and investors grow and expand, they require larger properties and we are organized to provide our unique brokerage and financing services to them in those market segments. Our ability to connect historically private client capital with middle and institutional market segment properties allows us to continue to serve our clients as they grow and plays a major role in differentiating our services. In 2011, we introduced a group dedicated to serving major investors branded as Institutional Property Advisors, specifically to service larger multifamily investors. This strategy has met with great success and market acceptance and provides a vehicle for growth by delivering our unique service platform within the middle and institutional multifamily, retail and office property types. The growth of our investors and introduction of IPA has driven incremental growth for us. Brokerage commissions from the middle and institutional market segments have grown approximately 17% to $163.4 million in 2015 from $139.9 million in 2014.

Expand Marcus & Millichap Capital Corporation Financing Business

We are dedicated to growing our financing services through our MMCC platform. Our focus continues to be expanding financing services in markets currently served by our investment brokerage offices, increasing the capacity of financing professionals in offices we currently serve, integrating financing professionals in offices that do not have an MMCC presence and expanding our service platform by creating access to other capital resources such as mezzanine financing, HUD products, equity placement and conduit financing. Our internally developed training programs are directed to enhancing our internal branding, skill development, increasing our internal capture rate and cross-selling with a focus on the MMCC value proposition for our brokerage and non-brokerage clients. We will continue to seek out and hire experienced financing professionals and capital markets teams to grow our MMCC business to support the growth in our service platform and establish relationships with various capital sources. We have grown the number of financing professionals to 98 in 2015 from 82 in 2014. As of December 31, 2015, we have 40 offices with financing professionals embedded with our brokerage teams. We continue to capitalize on the synergies our financing professionals provide to our client focused service platform with approximately 26% growth in financing fees to $42.6 million in 2015 from $33.9 million in 2014.

Our Company

We provide investment brokerage and financing services to investors of all sizes and types of commercial real estate properties. We are a leading national investment brokerage company in the $1-$10 million private client market segment. This is the largest and most active market segment and comprised approximately 83% of total U.S. commercial property sales in 2015. We have over 1,600 investment sales and financing professionals in 79 offices in the United States and Canada. We have 60 offices concentrated in 48 major markets consisting of metropolitan areas with a population of at least 1 million and 19 offices in 19 mid-market locations consisting of metropolitan areas with a population of less than 1 million. We leverage our relationships with investors and use proprietary marketing tools to match properties with qualified buyers. Our financing professionals obtain competitive debt financing for buyers of our properties and owners who need to refinance or restructure their positions.

We have a 45 year history in the real estate marketplace. The real estate market is cyclical, and our results are impacted by many macro and microeconomic factors as discussed in Item 1A – Risk Factors. We have demonstrated the ability, over the long term, to manage through the cyclical market and continue to be a leader in the $1-10 million private client market segment. The most recent downturn began in 2007 when the global credit markets began to show signs of distress resulting in a shortage of liquidity in some financing markets, including real estate. Beginning in late 2008, the credit crisis and recession greatly affected the commercial real estate industry, resulting in a dramatic decline in sales volume and revenue. Despite the severity of the market downturn, we maintained all of our offices and services, enabling us to quickly take advantage of the market recovery and resume our growth. As the real estate and financing markets recovered after 2009, our sales volume has steadily grown and now exceeds pre-downturn levels both as a result of the market transaction growth and executing our growth initiatives which expanded our market presence. The following graph shows the number of transactions and sales volume of investment sales, financing and other transactions from 2006 to 2015:

Geographic Locations

We have grown to have offices in 34 states across the United States and in three provinces in Canada, with over 1,600 investment sales and financing professionals in 60 offices in major metropolitan markets and 19 offices in mid-market locations. Below is a map reflecting the geographic location of our offices as of December 31, 2015.

Geographic Concentrations

We were founded in 1971 in the western United States, and we continue to increase our presence in states in the Mid-Atlantic, Northeast, Midwest, Mountain and the South regions through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape opportunities where we believe the markets will benefit from our business model. The following charts set forth the percentage of transactions by region for our investment sales transactions in 2015 and 2014.

(1)	Includes our Canadian operations, which represented less than 1.0% of our total revenues in each period presented.

Commercial Real Estate Market Segments

We divide the commercial real estate market into four major market segments, characterized by investment size. Our strength is in serving private clients in the $1-$10 million private client market segment, which contributed approximately 69% of our brokerage commissions in 2015. In addition, we achieved growth by leveraging the strength of our relationships in the private client market segment to increase our share of the middle and institutional market segments. Commission percentages are generally lower in the middle and institutional market segments since commission rates earned on commercial properties are typically inversely correlated with sales price. As a result of the expansion into the middle and institutional market segments, we have seen our average commission rates fluctuate from period-to-period as a result of changes in the relative mix of transactions closed in the middle and institutional market segments as compared to the private client market segment.

The following table sets forth the number of transactions, sales volume and revenue by commercial real estate market segment for real estate brokerage in 2015 compared to 2014:

	2015			2014			Change
Real Estate Brokerage:	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	1,174	$718	$29,971	1,300	$792	$33,931	(126)	$(74)	$(3,960)
Private Client Market ($1-$10 million)	4,611	14,898	439,164	3,825	11,748	351,135	786	3,150	88,029
Middle Market (≥$10-$20 million)	352	4,776	89,886	306	4,184	78,067	46	592	11,819
Institutional Market (≥$20 million)	195	8,052	73,553	157	8,627	61,818	38	(575)	11,375

	6,332	$28,444	$632,574	5,588	$25,351	$524,951	744	$3,093	$107,623

Property Type

We have a long history and significant expertise in our core property types of multifamily, retail, office and industrial. We have expanded our expertise in the specialty property types by hiring and assigning specialty directors to coordinate our national presence in these property types and expand our market share.

The following table sets forth the number and sales volume (dollars in billions) of investment sales, financing and other transactions in 2015 compared to 2014 by property type:

	2015		2014		Change
	Number	Volume	Number	Volume	Number	Volume
Core Property Types:
Multifamily	3,382	$17.9	3,142	$16.1	240	$1.8
Retail	3,351	10.8	2,948	10.3	403	0.5
Office	567	2.4	480	1.8	87	0.6
Industrial	253	1.0	172	0.7	81	0.3

Total Core Property Types	7,553	$32.1	6,742	$28.9	811	$3.2

Specialty Property Types:
Hospitality	225	1.6	240	1.1	(15)	0.5
Self-Storage	201	0.9	160	0.7	41	0.2
Seniors Housing	83	0.9	61	0.7	22	0.2
Land	266	0.6	173	0.5	93	0.1
Manufactured Housing	101	0.4	90	0.4	11	—
Mixed – Use / Other	286	1.3	201	0.8	85	0.5

Total Specialty Property Types	1,162	$5.7	925	$4.2	237	$1.5

	8,715	$37.8	7,667	$33.1	1,048	$4.7

Our Services

We serve clients with one property, multiple properties and large investment portfolios. The largest group of investors we serve typically transacts in the $1-$10 million private client market segment. Properties in this market segment are characterized by higher asset turnover rates due to the type of investor as compared to other market segments. Investors in the private client market segment typically transact due to personal circumstances and business reasons, such as death, divorce, changes in partnership structures and other personal or financial circumstances. Therefore private client investors are influenced less by the macroeconomic trends than other large scale investors making the private client market segment less volatile over the long term than other market segments. We offer two primary services to our clients, commercial real estate investment brokerage and financing and ancillary services including other research, advisory and consulting services.

Commercial Real Estate Investment Brokerage

Our primary business and source of revenue is the representation of commercial property owners as their exclusive investment broker in the sale of their properties. Commissions from real estate investment brokerage sales accounted for approximately 92% of our revenues in 2015. Sales are generated by maintaining relationships with property owners, providing market information and trends to them during their investment or “hold” period and being selected as their representative when they decide to sell, buy additional property or exchange their property for another property. We collect commissions upon the sale of each property based on a percentage of sales price. These commission percentages are typically inversely correlated with sales price and thus are generally higher for smaller transactions. Our investment sales professionals also represent buyers in fulfilling their investment real estate acquisition needs; however, the vast majority of our investment sales business is generated from our exclusive representation of sellers.

We underwrite, value, position and market properties to reach the largest and most qualified pool of buyers. We offer our clients the industry’s largest team of investment sales professionals operating with a culture and policy of information sharing, powered by our proprietary system, MNet, which enables real-time buyer-seller matching. We use a proactive marketing campaign that leverages the investor relationships of our entire salesforce, direct marketing and a suite of proprietary web-based tools that connects each asset with the right buyer pool. We strive to maximize value for the seller by generating high demand for each property. Our approach also provides a diverse, consistently underwritten inventory of investment real estate for buyers. When a client engages one of our investment sales professionals, they are engaging an entire system, structure and organization committed to maximizing value for them.

In 2015, we closed 6,332 real estate brokerage transactions in a broad range of commercial property types, with a total sales volume of approximately $28.4 billion. In the last 10 years, we have closed more transactions than any other firm. We have significantly diversified our business beyond our historical focus on multifamily properties.

The majority of our business activity is in the $1-$10 million private client market segment and is aligned with the largest real estate market segment. During 2015, we closed 4,611 real estate brokerage transactions in this segment, which comprised approximately 89% of our total real estate brokerage transactions greater than $1 million and 73% of our brokerage commissions for transactions greater than $1 million. Of the commercial real estate industry as a whole, the $1-$10 million private client market segment represented over 80% of total transactions greater than $1 million in 2015.

We are building on our track record of growth in multifamily, retail, office and industrial by expanding our coverage of additional property types. These include hospitality, self-storage, seniors housing, land and manufactured housing, where we are already a leading broker but have significant room for additional growth due to market size, fragmentation and specific geographic market opportunities. We are also expanding our specialty group management and support infrastructure, specialized branding and business development customized for each property type and intensifying our recruiting efforts, for management and investment sales and financing professionals. These efforts should expand our presence and result in increased business in these property types.

Financing

MMCC is a broker of debt financing for commercial properties principally in the under $10 million market segments. We generate revenue in the form of financing fees collected from the placement of loans with banks, insurance companies, government agencies, commercial mortgage backed securities (“CMBS”) and conduits. MMCC’s financing fees vary by loan amount and type. In 2015, MMCC completed more than 1,600 financing transactions with a sales volume of approximately $4.9 billion and accounted for approximately 6% of our revenues. MMCC’s size, market reach and sales volume enables us to establish long-term relationships and special programs with various capital sources. This in turn improves MMCC’s value proposition to borrowers seeking competitive financing rates and terms. MMCC is not limited to promoting in-house or exclusive capital sources and seeks the most competitive financing solution for each client’s specific needs and circumstances. We place loans for refinancing as well as acquisition financing for individual assets and portfolios. During 2015, approximately 49% of MMCC’s revenues came from placing acquisition financing, 47% from refinance activities and 4% from other financing activities.

MMCC is fully integrated with our investment salesforce in our brokerage offices. MMCC financing professionals are supervised by our regional managers, who promote cross selling, information sharing, business referrals and high quality client service. The MMCC national network of financing professionals is supported by a dedicated, nationally focused management team coordinating access to a broad range of national and regional capital sources including bank lenders, conduit lenders, CMBS lenders, structured debt facilitators (mezzanine and preferred equity), HUD and other GSE lenders. With these resources coupled with the latest property and capital markets information, we are able to access and deliver the best loan structures, financing rates and terms to meet our clients’ financial objectives.

Other Services: Research, Advisory and Consulting

Our research, advisory and consulting services are designed to assist clients in forming their investment strategy and making transaction decisions. Our advisory and consulting services are coordinated with both our investment sales and financing professionals and are designed to provide market and property focused market research, publications and customized analysis that increase customer loyalty and long-term relationships.

We also provide a wide range of advisory and consulting services to developers, lenders, owners, real estate investment trusts, high net worth individuals, pension fund advisors and other institutions. Our advisory services include opinions of value, operating and financial performance benchmarking analysis, specific asset buy-sell strategies, market and submarket analysis and ranking, portfolio strategies by property type, market strategy and development and redevelopment feasibility studies.

Seasonality

There is seasonality in our real estate brokerage commissions and financing fees, which has generally caused our revenues, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. For a more detailed description of our seasonality, refer to Item 1A – Risk Factors – External Business Risks – “Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult” and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Seasonality of this Annual Report on Form 10-K.

Competition

We compete in real estate brokerage and financing within the commercial real estate industry on a national, regional and local basis. Competition is based on a number of critical factors, including the quality and expertise of our investment sales and financing professionals, our execution skills, sales support, brand recognition and our business reputation. We primarily compete with other brokerage and financing firms that seek investment brokerage and financing business from real estate owners and investors. To a lesser extent, we compete with in-house real estate departments, owners who may transact without using a brokerage firm, direct lenders, consulting firms and investment managers, some of which may have greater financial resources than we do. Our relative competitive position also varies across geographies, property types and services. In investment sales, our competitors on a national level include CBRE Group, Inc., Cushman & Wakefield, Colliers International, HFF, Inc. and Jones Lang LaSalle. Our major financing competitors include HFF, Inc., CBRE Group, Inc., Jones Lang LaSalle, Walker & Dunlop, Berkadia Commercial Mortgage LLC, Grandbridge Real Estate Capital and NorthMarq Capital, LLC. The investment sales firms mainly focus on larger sales and institutional investors and are not heavily concentrated in our largest market segment, which is the $1-$10 million private client market segment. However, there is cross over and competition between us and these firms. As a result of the fragmentation in the market, there are also numerous local and regional competitors in our markets, as well as competitors specializing in certain property types. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive.

Competition to attract and retain qualified professionals is also intense in each of our geographic and specialty markets. We offer what we believe to be competitive compensation and support programs to our professionals. Our ability to continue to compete effectively will depend on retaining, motivating and appropriately compensating our professionals.

Technology

We have a long-standing tradition of technological orientation, innovation and advancement. Our efforts include the development of proprietary applications designed to make the process of matching buyer and sellers faster and more efficient as well as state-of-the art communication technology, infrastructure, internet presence and electronic marketing.

We have a proprietary internal marketing system, MNet, which allows our salesforce to share listing information with investors across the country. MNet is an integrated tool that contains our entire national property inventory, which allows our salesforce to search for properties based on investors’ acquisition criteria. This system is an essential part of connecting buyers and sellers through our national platform. Our policies require information sharing among our salesforce, and the MNet system automates the process of matching each property we represent to the largest pool of qualified buyers tracked by our national salesforce. A part of MNet called Buyer Needs enables our salesforce to register the investment needs of various buyers which are then matched to our available inventory on a real-time basis.

We have also developed a proprietary system for automating the production of property marketing materials and launching marketing campaigns, which we call iMpact. iMpact allows our sales professionals to input data into a listing proposal or marketing package, automatically imports property information, data on comparable properties and other information, and then dynamically populates our e-marketing, print, and Internet media. This system allows our salesforce to rapidly create professionally branded and designed materials for marketing properties on behalf of our clients in an efficient and timely manner. A significant upgrade to this system is under development, which will provide updated content and expanded demographic and financial analysis to better market those properties for our clients.

We rebuilt our website in 2014 to enhance our interactions with buyers and sellers of properties. Our website is designed not only to bring in new clients for our investment sales and financing professionals, but also to make our inventory of properties available for maximum exposure for our sellers and providing buyers an opportunity to engage with our investment sales and financing professionals. We actively qualify leads generated from the contact forms, and pass those leads to our agents via our customer relationship management platform. Our website averages approximately 62,058 visitors per month (based on data from Google Analytics) and nearly 1 million page views per month (based on data from Google Analytics) and also serves as a portal for delivery of online marketing materials and for deal collaboration.

Marketing and Branding

Our 45 years of investment brokerage specialization and concentration in the $1-$10 million private client market segment have established our brand as the leading broker of investment real estate as well as a trusted source of financing solutions and market research. In recent years we have also garnered recognition among larger private investors and institutions due to our integrated platform and capability of linking private and institutional capital. We continue to strengthen and broaden the Company’s name recognition and credibility by executing a variety of marketing and branding strategies. Locally, our offices and investment sales and financing professionals engage in numerous events, direct mail campaigns, investor symposiums and participate in real estate conferences and organizations for various market segments and property types. Our regional managers and investment sales and financing professionals develop long-term client relationships and promote the Company’s brand through these activities.

Our research division produces more than 900 publications and client presentations per year and has become a leading source of information for the industry as well as the general business media. We provide research on 12 commercial property types covering: multifamily, retail, office, industrial, single-tenant net lease, seniors housing, student housing, self-storage, hospitality, medical office, manufactured housing and tax credit low income housing, as well as capital markets/financing. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing and yield trends, and is designed to assist investors in their strategy formation and decisions relating to specific assets and help our sales professionals develop and maintain relationships with clients.

Our transactional and market research expertise result in significant print, television and online media coverage including most major real estate publications such as GlobeStreet, Multi-Housing News, Commercial Property Executive and National Real Estate Investor as well as local market and major national news outlets such as The Wall Street Journal, The Associated Press, Reuters, Forbes, The New York Times, Los Angeles Times and the Chicago Tribune. We frequently have featured speaking roles in key regional and national industry events, and we are regularly quoted in regional and national publications and media, and deliver content directly to the real estate investment community through print, electronic publications and video. Nationally, our specialty groups and capital markets executives actively participate in various trade organizations, many of which focus on specific property types and provide an effective vehicle for client relationship development and branding.

We believe all these activities create significant exposure and name recognition for our firm which fosters and builds strong, long-term client relationships.

Intellectual Property

We hold various trademarks and trade names, which include the “Marcus & Millichap” name. Although we believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially, adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights other than the Marcus & Millichap name. With respect to the Marcus & Millichap name, we maintain trademark registrations for these service marks.

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

Government Regulation

We are subject to various real estate regulations. The Company is licensed as a mortgage broker and a real estate broker in 43 states in the United States and three provinces in Canada. We are a licensed broker in each state in which we have an office, as well as those states where we frequently do business. We are also subject to numerous other federal, state and local laws and regulations that contain general standards for, and prohibitions on, the conduct of real estate brokers and sales associates, including agency duties, collection of commissions, telemarketing, advertising and consumer disclosures.

Employees and Investment Sales and Financing Professionals

As of December 31, 2015, we had 1,607 investment sales and financing professionals of which 1,518 are exclusive independent contractors and the remainder are our employees.

We had 725 employees as of December 31, 2015, consisting of 89 financing professionals, 22 in communications and marketing, 18 in research and 596 in management and support and general and administrative functions. We believe our employee relations are good.

Most of the Company’s investment sales professionals are classified as independent contractors under state and IRS guidelines. As such, the Company generally does not pay for the professional’s expenses or benefits or withhold payroll taxes; rather they are paid from the commissions earned by the Company upon the closing of a transaction, and these individuals do not earn a salary from which taxes are withheld. Almost all of the investment sales professionals hold applicable real estate broker licenses and execute a “Salespersons Agreement” setting out the relationship between the professional and the Company. Each professional is obligated to provide brokerage services exclusively to the Company, and is provided access to the Company’s information technology, research and other support and business forms. Each professional generally reports on their activities to either the local regional manager, or in some cases to product specialty managers.

Our investment sales and financing professionals are located in offices throughout the United States and Canada, each led by a regional manager with previous investment brokerage experience and an active brokerage license. We have regional managers and sales managers, who are responsible for hiring, developing and deploying sales professionals, managing regional and mid-market offices and supervising MMCC originators and support staff in their area of responsibility. We also have five group managers who oversee regional managers and multiple offices; group managers hire, develop, and support our regional managers and provide additional leadership and support for our salesforce. Finally, our management structure includes national specialty directors who lead each property type. Our national specialty directors develop our national and local brand in each property type, develop major accounts and coordinate multi-market assignments on behalf of large clients.

Traditionally, our growth has been driven by recruiting, training and developing new investment sales and financing professionals. Our new investment sales and financing professionals are trained in our technical and client service standards through a comprehensive program starting with pre-training, formal training and apprenticeship programs. While continuing to improve the recruiting, training and developing of new investment sales and financing professionals remains a major priority, we have also expanded our strategy to include more experienced investment sales and financing professionals who fit our culture and values. Over the past several years, experienced investment sales and financing professionals, including some top performers previously with national competitors, have joined the firm and have become productive members of our team. As investment sales and financing professionals mature, we continue with specialized training and best practices sessions by tenure, which are conducted by senior management, regional managers, leading sales professionals and our national specialty directors. The goal of this rigorous approach to training is to continually improve our team’s skill set and client services. Our salesforce conducts business the same way across the country to deliver a high level of consistency, professionalism and reliability to our clients who often buy and sell investments in variety of property types and locations.

Our investment sales and financing professionals receive a percentage of the commission received by the Company. As investment sales and financing professionals become more senior, they receive a larger percentage of the commission based on tenure and production. Depending on the aggregate gross commissions, a portion of the investment sales and financing professional’s commission may be deferred for three years.

Emerging Growth Company Status

We currently are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Overview

We are impacted by and manage many risk factors detailed below affecting our business including External Business Risks, Human Resource and Personnel Risks, Internal Business Risks, and Risks related to the Ownership of Our Common Stock. Many of these factors described below in External Business Risk, are outside of our control. In addition, we are a personnel and relationship intensive business rather than a capital intensive business. While all the risk factors discussed below have the potential to negatively impact our business, the most significant risks facing the Company are the general economic conditions and commercial real estate market conditions risk and our ability to attract and retain qualified and experienced managers and investment sales and financing professionals.

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

We compete in investment sales and financing within the commercial real estate industry. Our investment sales focus is on the private client market segment, which is highly fragmented. The fragmentation of our market makes it challenging to effectively gain market share. While we have a competitive advantage over other national firms in the private investor segment, we also face competition from local and regional service providers who have existing relationships with potential clients. Furthermore, transactions in the private investor segment are smaller than many other commercial real estate transactions. Although the brokerage commissions in this segment are generally a higher percentage of the sales price, the smaller size of the transactions requires us to close many more transactions to sustain revenues. If the commission structure or the velocity of transactions were to change, we could be disproportionately affected by changes compared to other companies that focus on larger transactions, institutional clients and other segments of the commercial real estate market.

There is no assurance that we will be able to continue to compete effectively or maintain our current fee arrangements with our private clients or margin levels or we will not encounter increased competition. The services we provide to our clients are highly competitive on a national, regional and local level. Depending on the geography, property type or service, we face competition from, including, but not limited to, commercial real estate service providers, in-house real estate departments, private owners and developers, commercial mortgage servicers, institutional lenders, research and consulting firms, and investment managers, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional or national firms. Although most are substantially smaller than we are, some of these competitors are larger on a local, regional or national basis, and we believe more national firms are exploring entry into or expansion in the $1-$10 million private client market segment. We may face increased competition from even stronger competitors in the future due to a trend toward acquisitions and consolidation. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and investment sales and financing professionals, and either recruit our employees and investment sales and financing professionals or cause us to increase our level of compensation necessary to retain employees or investment sales and financing professionals, or recruit new employees or investment sales and financing professionals. These occurrences could cause our revenue to decrease, which could have an adverse effect on our business, financial condition and results of operations.

Our brokerage operations are subject to geographic and commercial real estate market risks, which could adversely affect our revenues and profitability.

Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market regions throughout the United States and Canada. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We have more offices and realize more of our revenues in California, the Midwest, the Northeast and the Southeast. In 2015, we earned approximately 31%, 17%, 14% and 13% in California, the Midwest, the Southeast and the Northeast,

respectively. In particular, we are subject to risks related to the California economy and real estate markets. In addition to economic conditions, this geographic concentration means that California-specific legislation, taxes and regional disasters such as earthquakes could disproportionately affect us. A downturn in investment real estate demand or economic conditions in these regions could result in a further decline in our total gross commission income and profitability and have a material adverse effect on us.

Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult.

Our revenue and profits have historically tended to be significantly higher in the fourth quarter of each year than in the first quarter. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and because certain expenses are constant throughout the year. Historically, we have reported relatively lower earnings in the first quarter and then increasingly larger earnings during each of the following three quarters. This historical trend can be disrupted both positively and negatively by major economic or political events impacting investor sentiment for a particular property type or location, volatility in the stock market, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger institutional buyers, to name a few. As a result, our historical pattern of seasonality may or may not continue to the same degree experienced in the prior years and may make it difficult to determine during the course of the year whether planned results will be achieved, and thus to adjust to changes in expectations.

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

Our business is also governed by various legislation limiting the manner in which prospective clients may be contacted, including federal and state “Do Not Call” and “Do Not Fax” regulations. We may be subject to legal claims and governmental action if we are perceived to be acting in violation of these laws and regulations. We may also be subject to claims to the extent individual employees or investment sales and financing professionals breach or fail to adhere to company policies and practices designed to maintain compliance with these laws and regulations. The penalties for violating this legislation can be material, and could result in changes in which we are able to contact prospective clients.

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

Human Resource and Personnel Risks

If we are unable to attract and retain qualified and experienced managers, investment sales and financing professionals, our growth may be limited and our business and operating results could suffer.

Our most important asset is people, and our continued success is highly dependent upon the efforts of our managers and investment sales and financing professionals. If these managers or investment sales and financing professionals depart, we will lose the substantial time and resources we have invested in training and developing those individuals and our business, financial condition and results of operations may suffer. Additionally, such events may have a disproportionate adverse effect on our operations if the most experienced investment sales and financing professionals do not remain with us or if these events occur in geographic areas where substantial amounts of our brokerage revenues are generated. Furthermore, if the commission structure changes in the market, our commission compensation may become relatively less attractive to sales professionals.

In addition, our competitors may attempt to recruit our investment sales and financing professionals. For a variety of reasons, the exclusive independent contractor arrangements we have entered into or may enter into with sales professionals may not prevent these sales professionals from departing and competing against us. Additionally, we currently do not have employment agreements with most key employees, and there is no assurance that we will be able to retain their services.

An increasing component of our growth has also occurred through the recruiting, training and retention of key experienced investment sales and financing professionals. Any future growth through attracting these types of professionals will be partially dependent upon the continued availability of qualified candidates fitting the culture of our firm at reasonable terms and conditions. However, individuals whom we would like to recruit or retain may not agree to terms and conditions acceptable to us. In addition, the recruiting of new personnel involves risks that the persons acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of persons acquired will prove incorrect.

If we lose the services of our executive officers or certain other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team, who are important to our vision, strategic direction and culture. John J. Kerin, our President and Chief Executive Officer, announced his intent to retire effective March 31, 2016. Our board of directors has appointed Hessam Nadji, our Senior Executive Vice President, to succeed Mr. Kerin. Our current long-term business strategy was developed in large part by our senior-level officers and depends in part on their skills and knowledge to implement, and also includes a focus on new growth and investment initiatives that may require additional management expertise to successfully execute our strategy. We may not be able to offset the impact on our business of the loss of the services of our senior management or other key officers or employees or recruit additional talent.

Our business could be hurt if we are unable to retain our business philosophy and culture of information-sharing and efforts to retain our philosophy and culture could adversely affect our ability to maintain and grow our business.

Our policy of information-sharing and matching properties with large pools of investors defines our business philosophy as well as the emphasis that we place on our clients, our people and our culture. Various factors could adversely affect this culture. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

The concentration of sales among our top investment sales and financing professionals could lead to losses if we are unable to retain them.

Our most successful investment sales and financing professionals are responsible for a significant percentage of our revenues. They also serve as mentors and role models, as well as provide invaluable training for younger professionals, which is an integral part of our culture. This concentration of sales and value among our top investment sales and financing professionals can lead to greater and more concentrated risk of loss if we are unable to retain them, and have a material adverse impact on our business and financial condition. Furthermore, many of our investment sales and financing professionals work in teams. If a team leader or manager leaves our Company, his or her team members may leave with the team leader.

Most of our sales professionals are independent contractors, not employees, and if laws, regulations or rulings mandate that they be employees, our business would be adversely impacted.

Most of our sales professionals are retained as independent contractors, and we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable to some or all of our sales professionals. Further, if legal standards for classification of these sales professionals as independent contractors change or appear to be changing, it may be necessary to modify our compensation structure for these sales professionals in some or all of our markets, including paying additional compensation or reimbursing expenses. If we are forced to classify these sales professionals as employees, we would also become subject to laws regarding employee classification and compensation, and to claims regarding overtime, minimum wage, and meal and rest periods. We could also incur substantial costs, penalties and damages due to future challenges by current or former sales professionals to our classification or compensation practices. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and impair our ability to attract clients and investment sales and financing professionals.

Fraud, or theft, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

If our employees or investment sales and financing professionals engage in misconduct, our business could be adversely affected. It is not always possible to deter misconduct, and the precautions we take to deter and prevent this activity may not be effective in all cases. If our employees or investment sales and financing professionals were to improperly use, disseminate or disclose information provided by our clients, we could be subject to regulatory sanctions and suffer serious harm to our reputation, financial position and current client relationships and our ability to attract future clients, could be significantly impaired, which could adversely affect our business, financial condition and results of operation. To the extent any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.

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

We intend to expand our specialty groups, particularly multi-tenant retail, office, industrial and hospitality, as well as various niche segments, including multifamily tax credit, affordable housing, student housing, manufactured housing, seniors housing and self-storage. We also plan to grow our financing services provided through our subsidiary, Marcus & Millichap Capital Corporation. We expect to incur expenses relating to recruitment, training, and expanding our markets and services. The planned expansion of services and platforms requires significant resources, and there can be no assurance we will compete effectively, attract or train a sufficient number of professionals to support the expansion, or operate these businesses profitably. We may incur significant expenses for these plans without corresponding returns, which would harm our business, financial condition and results of operations.

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

A majority of our revenue is derived from transaction fees, which are not long term contracted sources of revenue and are subject to external economic conditions, and declines in those engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned principally all of our revenue from real estate brokerage transactions and financing fees. We expect that we will continue to rely heavily on revenue from real estate brokerage transactions and financing fees for substantially all of our revenue for the foreseeable future. A decline in number of transactions completed or in the value of the commercial real estate we sell could significantly decrease our revenues which would adversely affect our business, financial condition and results of operations.

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

To remain competitive, we must continue to enhance and improve the functionality, features and security of our technology infrastructure. Infrastructure upgrades may require significant capital investment outside of the normal course of business. In the future, we will likely need to improve and upgrade our technology, database systems and network infrastructure in order to allow our business to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our ability to provide rapid customer service. We may face significant delays in introducing new services, sales professional tools and enhancements. If competitors introduce new products and services using new technologies, our proprietary technology and systems may become less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

Interruption, unauthorized breaches, or failure of our information technology, communications systems or data services could hurt our ability to effectively provide our services, which could damage our reputation and harm our operating results.

Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our national business may be adversely impacted by disruptions or breaches to these systems or infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, third-party misconduct or penetration and criminal acts, natural disasters such as hurricanes, earthquakes and floods, acts of war or terrorism, or other events which are beyond our control. In addition, the operation and maintenance of these systems and networks is, in some cases, dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays, and loss of critical data or intellectual property (such as our client lists and information, business methods and research) and may also disrupt our ability to provide services to or interact with our clients, and we may not be able to successfully implement contingency plans that depend on communication or travel. We have disaster recovery plans and backup systems to reduce the potentially adverse effect of such events, but our disaster recovery planning may not be sufficient and cannot account for all eventualities. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. Our business relies significantly on the use of commercial real estate data. We produce much of this data internally, but a significant portion is purchased from third-party providers for which there is no certainty of uninterrupted availability. A disruption of our ability to provide data to our professionals and/or clients could damage our reputation, and our operating results could be adversely affected.

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

In addition, we rely on the collection and use of personally identifiable information from clients to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action, including under the Racketeer Influenced and Corrupt Organizations Act (“RICO”), and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, client expectations or the law. In the event we or the vendors with which we contract to provide services on behalf of our clients were to suffer a breach of personally identifiable information, our customers could terminate their business with us. Further, we may be subject to claims to the extent individual employees or investment sales and financing professionals breach or fail to adhere to company policies and practices and such actions jeopardize any personally identifiable information. In addition, concern among potential buyers or sellers about our privacy practices could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personally identifiable information.

Failure to appropriately deal with actual or perceived conflicts of interest could adversely affect our businesses.

Outside of our employees and investment sales and financing professionals, our reputation is one of our most important assets. As we have expanded the scope of our services, we increasingly have to address potential, actual or perceived conflicts of interest relating to the services we provide to our existing and potential clients. For example, conflicts may arise between our position as an advisor to both the buyer and seller in commercial real estate sales transactions or in instances when a potential buyer requests that we represent it in securing the necessary capital to acquire an asset we are selling for another client or when a capital source takes an adverse action against an owner client that we are advising in another matter. From time to time, we also advise or represent entities and parties affiliated with us in commercial real estate transactions which also involve clients unaffiliated with us. In this context, we may be subject to complaints or claims of a conflict of interest. While we believe we have attempted to adopt various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures may not be adequate or carry attendant costs and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to deal appropriately with conflicts of interest, which could have an adverse effect on our business, financial condition and results of operations.

If we acquire or recruit companies or significant groups of personnel in the future, we may experience high transaction and integration costs, the integration process may be disruptive to our business and the acquired businesses and/or personnel may not perform as we expect.

Our growth strategy may include the future acquisition or recruitment of companies and/or people and may involve significant transaction-related expenses. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs, possible regulatory costs and merger-related costs, among others. We may also experience difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from the regular operations of our business and the potential loss of our key clients, our key associates or those of the acquired operations, each of which could harm our financial condition and results of operation. We believe some acquisitions could initially have an adverse impact on revenues, expenses, operating income and net income. Acquisitions also frequently involve significant costs related to integrating people, information technology, accounting, reporting and management services and rationalizing personnel levels. If we are unable to fully integrate the accounting, reporting and other systems of the businesses we acquire, we may not be able to effectively manage them and our financial results may be materially affected. Moreover, the integration process itself may be disruptive to our business as it requires coordination of culture, people and geographically diverse organizations and implementation of new accounting and information technology systems.

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

We are an “emerging growth company,” as defined in the JOBS Act, and for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to; (i) not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected; (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate the Company; and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. These internal controls may or may not be subject to auditor attestation, which may adversely affect investor confidence in our Company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. In addition, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

Our investments in marketable securities are subject to certain risks which could affect our overall financial condition, results of operations or cash flows.

We invest a portion of our available cash and cash equivalent balances by purchasing marketable securities with maturities in excess of three months in a managed portfolio in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities, and money market funds. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. Should any of our investments or marketable securities lose value or have their liquidity impaired, it could affect the Company’s overall financial condition. Additionally, should we choose to sell these securities in the future, our consolidated operating results or cash flows may be affected.

We may be deemed to be an investment company due to our investments in marketable securities and, if such a determination were made, we would become subject to significant regulation that would adversely affect our business.

We may be deemed to be an investment company under the Investment Company Act of 1940 if, among other things, we own “investment securities” with a value exceeding 40% of the value of our total assets, unless we fit under a particular exemption or safe harbor. We invest part of our available cash and cash equivalents in variety of short-term, investment grade securities, some of which may qualify as “investment securities” under the Investment Company Act. Investment companies are subject to registration under the Investment Company Act and compliance with a variety of restrictions and requirements. If we were to be deemed an investment company we would become subject to these restrictions and requirements, and the consequences of having been an investment company without registering under the Investment Company Act could have a material adverse effect on our business, financial condition and results of operations, as well as restrict our ability to sell and issue securities, borrow funds, engage in various transactions or other activities and make certain investment decisions. In addition, we may incur significant costs to avoid investment company status if an exemption from the Investment Company Act were to be considered unavailable to us at a time when the value of our “investment securities” exceeds 40% of the value of our total assets. We believe that we satisfy the conditions to be exempt from the Investment Company Act because, among other things, we are engaged directly and primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities. However, absent an exemptive order from the SEC, our status of being exempt cannot be assured.

Risks related to the Ownership of Our Common Stock

Our Co-Chairman and founder controls a significant interest in our stock, and the concentrated ownership of our common stock may prevent other stockholders from influencing significant decisions.

George M. Marcus, our Co-Chairman and founder beneficially owns approximately 56% of our outstanding common stock as of December 31, 2015. Because Mr. Marcus controls a majority of the voting power of our outstanding common stock, he is able to determine the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock.

The price of our common stock may fluctuate significantly and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent shareholders from being able to sell shares of our common stock at or above the price shareholders paid for them. The market price for our common stock could fluctuate significantly for various reasons, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior investment sales and financing professionals and management; the introduction of new services by us or our competitors; acquisitions, strategic alliances or joint ventures involving us or our competitors; and general global and domestic economic, credit and liquidity issues, market or political conditions. For example, in 2015 the price of our shares has ranged from a high of $53.92 per share in the third quarter to a low of $28.38 per share in the fourth quarter.

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

Our Co-Chairman and controlling stockholder has the ability, should he choose to do so, to sell some or all of the shares of our common stock that he controls in a private transaction, which, if sufficient in size, could result in a change of control of our Company. The ability of our Co-Chairman and controlling stockholder to privately sell the shares of our common stock that he controls, with no requirement for a concurrent offer to be made to acquire all of our common stock that will be publicly traded hereafter, could prevent shareholders from realizing any change-of-control premium on shares of our common stock that may otherwise accrue to entities controlled by our Co-Chairman on a private sale of our common stock. If entities controlled by our Co-Chairman privately sell a significant equity interest in our Company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. Furthermore, if our Co-Chairman sells a controlling interest in our Company to a third party, our commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our operating results and financial condition.

Two of our directors may have actual or potential conflicts of interest because of their positions with MMC.

George M. Marcus and William A. Millichap serve as co-chairmen of our board of directors and are also directors of MMC. In addition, Mr. Marcus beneficially owns most of the outstanding stock of MMC. Their position at MMC and the ownership of any MMC equity or equity awards creates, or may create the appearance of, conflicts of interest when these directors are faced with decisions that could have different implications for MMC than the decisions have for us.

If securities analysts do not publish research or reports about our business or if they downgrade our Company or our sector, or we do not meet expectations of the analysts the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. These research reports about our business may contain information about the Company, including but not limited to estimates of our future results of operations and stock price. We do not control these analysts, nor can we assure that any analysts will continue to follow us, issue research reports or publish information that accurately predicts our actual results or stock price. Furthermore, if we do not meet the expectations of industry or financial analysts or one or more of the analysts who do cover us downgrades our Company or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our Company, we could lose visibility in the market, which in turn could cause the price of our common stock to decline.

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

As of December 31, 2015, there were approximately 23.8 million shares of our common stock outstanding which could be registered and sold in a private or public sale. The majority of these shares are beneficially owned by entities controlled by George M. Marcus our Co-Chairman. Future sales, the lifting of common stock resale restrictions that will expire over the next three years, issuances of shares under our 2013 Omnibus Equity Incentive Plan and 2013 Employee Stock Purchase Plan or the availability of a substantial amount of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at 23975 Park Sorrento, Suite 400, Calabasas, California 91302 where our telephone number is (818) 212-2250. We lease approximately 15,164 square feet under a lease that expires in February 2019 for our executive offices in Calabasas, California. We also lease all of our 79 brokerage offices (typically less than 12,000 square feet) and other support facilities in United States and Canada aggregating 540,369 square feet, primarily for our investment sales and financing professionals and support personnel. We believe that our current facilities are adequate to meet our needs through the end of 2016; however, as we continue to expand in various midmarket locations and grow our market share in existing metropolitan areas, we may need to lease additional space.

Item 3. Legal Proceedings

We are involved in claims and legal actions arising in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. Such litigation and other proceedings may include, but are not limited to, actions relating to commercial relationships, standard brokerage disputes like the alleged failure to disclose physical or environmental defects or property expenses or contracts, the alleged inadequate disclosure of matters relating to the transaction like the relationships among the parties to the transaction, potential claims or losses pertaining to the asset, vicarious liability based upon conduct of individuals or entities outside of our control, general fraud claims, conflicts of interest claims, employment law claims, including claims challenging the classification of our sales professionals as independent contractors, claims alleging violations of state consumer fraud statutes and intellectual property. While the ultimate liability for these legal proceeding cannot be determined, the Company reviews the need for its accrual for loss contingencies quarterly and records an accrual for litigation related losses where the likelihood of loss is both probable and estimable. We do not believe, based on information currently available to us, that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

	High	Low
2014:

First quarter	$18.51	$13.56
Second quarter	$26.64	$15.61
Third quarter	$31.32	$22.30
Fourth quarter	$34.00	$25.16
2015:

First quarter	$39.92	$30.89
Second quarter	$49.88	$35.10
Third quarter	$53.92	$40.59
Fourth quarter	$49.97	$28.38

As of March 2, 2016, there were 24 stockholders of record, and the closing price of our common stock was $23.15 per share as reported on the NYSE.

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

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marcus & Millichap, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph shows a comparison from October 31, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2015 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE Group, Inc., Jones Lang LaSalle Incorporated and HFF, Inc. (collectively “Peer Group”). These three companies represent our primary competitors that are publicly traded with business lines reasonably comparable to ours. The graph assumes that $100 was invested at the market close on October 31, 2013 in the common stock of Marcus & Millichap Inc., the S&P 500 Index and the Peer Group assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2013:
Marcus & Millichap, Inc.	—	—	—	—	—	—	—	—	—	100.00	102.24	111.03
S&P 500	—	—	—	—	—	—	—	—	—	100.00	103.05	105.66
Peer Group	—	—	—	—	—	—	—	—	—	100.00	103.87	111.20
2014:
Marcus & Millichap, Inc.	124.22	124.96	132.94	123.17	151.64	190.09	183.08	225.93	225.48	231.45	231.22	247.76
S&P 500	102.00	106.67	107.57	108.36	110.90	113.20	111.63	116.10	114.47	117.27	120.42	120.12
Peer Group	117.29	124.73	122.25	119.40	129.18	138.10	133.10	137.82	129.69	139.39	148.52	151.75
2015:
Marcus & Millichap, Inc.	255.44	275.19	279.28	263.64	349.55	343.82	381.82	316.39	342.70	324.66	244.49	217.14
S&P 500	116.51	123.21	121.26	122.42	124.00	121.60	124.15	116.66	113.77	123.37	123.73	121.78
Peer Group	145.75	156.19	171.56	169.56	172.22	168.65	174.86	146.33	143.72	165.74	166.09	155.39

Recent Sales of Unregistered Securities

None.

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

The following table presents the consolidated statements of income data for the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data at December 31, 2015 and 2014. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statement of income data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data at December 31, 2013, 2012 and 2011, which are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands except per share, investment sales and financing professional and sales volume amounts)
Statements of Income Data:
Total revenues	$689,055	$572,188	$435,895	$385,716	$274,705
Cost of services	423,389	350,102	264,637	230,248	162,478
Stock-based and other compensation in connection with IPO (1)	—	—	31,268	—	—
Operating income	114,651	84,606	21,286	49,008	23,455
Provision for income taxes (2)	47,018	33,452	13,735	21,507	10,355

Net income	$66,350	$49,531	$8,206	$27,934	$13,450
Less: Net (loss) income attributable to Marcus & Millichap Real Estate Investment Services, Inc. prior to initial public offering on October 31, 2013	—	—	(1,045)	27,934	13,450

Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering	$66,350	$49,531	$9,251	$—	$—

Earnings per share (3):
Basic	$1.71	$1.27	$0.24
Diluted	$1.69	$1.27	$0.24
Weighted average common shares outstanding (3):
Basic	38,848	38,851	38,787
Diluted	39,162	38,978	38,815

Balance Sheet Data:
Cash and cash equivalents	$96,185	$149,159	$100,952	$3,107	$3,158
Marketable securities, available-for-sale (4)	$134,255	$14,752	$—	$—	$—
Total assets	$321,225	$233,604	$167,309	$89,733	$64,296
Long-term liabilities	$57,224	$49,591	$48,052	$13,650	$13,312
Total liabilities	$132,235	$116,795	$104,812	$68,103	$44,139
Total stockholders’ equity	$188,990	$116,809	$62,497	$21,630	$20,157

Other Data:
Adjusted EBITDA (5)	$124,140	$92,824	$61,286	$59,708	$29,486
Investment sales and financing professionals	1,607	1,494	1,313	1,066	1,033
Sales volume (dollars in millions)	$37,847	$33,139	$23,975	$22,014	$17,474

See footnotes on following page

Footnotes for table of selected financial data:

(1)	Consists of non-cash stock based compensation and other compensation charges incurred in connection with our IPO. See Note 10 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
(2)	Prior to the IPO in October, 2013, we were subject to a tax-sharing agreement whereby we provided for income taxes using an effective tax rate of 43.5%. As part of the IPO, the tax-sharing agreement with MMC was terminated. See Note 11 – “Income Taxes” of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.
(3)	Earnings per share information has not been presented for periods prior to the IPO as amounts were not meaningful. See Note 13 – “Earnings Per Share” of our Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K for additional information on earnings per share.
(4)	Includes both short- and long-term marketable securities, available-for-sale.
(5)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure.

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

Overview

Our Business

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years. As of December 31, 2015, we had over 1,600 investment sales and financing professionals operating in 79 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the year ended December 31, 2015, we closed 8,715 sales, financing and other transactions with total volume of approximately $37.8 billion, an increase from 7,667 sales, financing and other transactions with total volume of approximately $33.1 billion in 2014.

We generate revenues by collecting real estate brokerage commissions upon the sale and fees upon the financing of commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the year ended December 31, 2015, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues, including consulting and advisory services.

Factors Affecting Our Business

Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate investment sales and financing transactions we close in any period. The number and size of these transactions is affected by our ability to recruit and retain investment sales and financing professionals, identify and contract properties for sale and those that need financing as well as the general trends in the economy and real estate industry, including:

Economic and commercial real estate market conditions

Our business is dependent on economic conditions and the demand for commercial real estate and related services in the markets in which we operate. Changes in the economy on a national, regional or local basis can have a positive or a negative impact on our business. Fluctuations in acquisition and disposition activity, as well as general commercial real estate investment activity, can impact commissions for arranging such transactions, as well as impacting fees for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Despite stock market and commodity price volatility, an attractive investment backdrop continued in the commercial real estate market during 2015. We saw the market grow in both transactions and sales volume over 2014. Driving this activity is the current strength of the general economy and commercial real estate fundamentals as compared to other asset classes. We saw steady improvement in property fundamentals across all property types and construction balanced with strong demand for space.

Credit and liquidity in the financial markets

Because real estate purchases are often financed with debt, credit and liquidity issues in the financial markets have a direct impact on flow of capital to the commercial real estate markets and as a result impact transaction activity and prices. We continue to see disciplined underwriting from lenders as well as ample liquidity in the market. However, we have seen transactions taking longer to close in late 2015. We believe, the additional diligence results in a more stable environment for investors with capital continuing to be available for properties with good fundamentals.

Fluctuations in interest rates

Changes in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely or positively affect the operations and income potential of commercial real estate properties, as well as the demand from investors for commercial real estate investments. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment sales and loan originations. In contrast, decreased interest rates will generally decrease the costs of obtaining financing, which could lead to increases in purchase and sales activities. In 2015, long-term interest rates remained fairly stable despite the recent Federal Reserve increase in short-term interest rates. As a result, financing costs for commercial real estate investments, generally, have not significantly increased and we believe continue to support an active real estate market.

Demand for investment in commercial real estate

The willingness of investors to invest in or sell commercial real estate is affected by factors beyond our control, including the performance of real estate assets when compared with the performance of other investments. Currently, commercial real estate yields remain compelling for investors in all market segments. The strong economic fundamentals of commercial real estate coupled with the current interest rate environment continues to support an asset class with compelling yields compared to other investment assets, such as stocks or bonds. Investors looking to reap the gains of the current cycle and those seeking diversified investment options continue to support market demand and therefore demand for our brokerage and financing service offerings.

Seasonality

Our real estate brokerage commissions and financing fees have tended to be seasonal, and combined with other factors can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has generally caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted both positively and negatively by major economic or political events impacting investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger property buyers, to name a few. Private client investors may accelerate or delay transactions due to personal or business related reasons unrelated to economic events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually in which higher commissions are paid for higher sales volumes. Our historical pattern of seasonality may or may not continue to the same degree experienced in prior years.

Operating Segments

We follow the guidance for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker (“CODM”) or decision making group, to perform resource allocations and performance assessments. The CODMs are the Chief Executive Officer, Senior Executive Vice President and Chief Financial Officer. The CODMs review financial information presented on an office-by-office basis for purposes of making operating decisions, assessing financial performance and allocating resources. Based on the evaluation of our financial information, management believes that the Company’s offices represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial reporting purposes. Our financing operations may represent an individual operating segment; however, it does not meet the thresholds to be presented as a separate reportable segment.

Key Financial Measures and Indicators

Revenues

Our revenues are primarily generated from our real estate investment sales business. In addition to real estate brokerage commissions, we generate revenues from financing fees and from other revenues, which are primarily comprised of consulting and advisory fees.

Our business is transaction oriented and, as such, we rely on investment sales and financing professionals to continually develop leads, identify properties to sell, market those properties and close the sale timely to generate a consistent flow of revenue. While our sales volume is impacted by the seasonality factors discussed above, the timing of closings is also dependent on many market and personal factors unique to a particular client or transaction, particularly clients transacting in the $1-$10 million private client market segment. These factors can cause transactions to be accelerated or delayed beyond our control. Further, commission rates earned are generally inversely related to the value of the property sold. As a result of our expansion into the middle and institutional market segments, we have seen our overall commission rates fluctuate from period-to-period as a result of changes in the relative mix of the number and volume of transactions closed in the middle and institutional market segments as compared to the $1-$10 million private client market segment. These factors may result in period-to-period variations in our revenues different from historical patterns.

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

Real estate brokerage commissions

We earn real estate brokerage commissions by acting as a broker for commercial real estate owners seeking to sell or investors seeking to buy properties. Revenues from real estate brokerage commissions are typically recognized at the close of escrow.

Financing fees

We earn financing fees by securing financing on purchase transactions or by securing refinancing of our clients’ existing mortgage debt. We recognize financing fee revenues at the time the loan closes and we have no remaining significant obligations for performance in connection with the transaction. To a lesser extent, we also earn ancillary fees associated with financing activities.

Other revenues

Other revenues include fees generated from consulting and advisory services performed by our investment sales professionals, as well as referral fees from other real estate brokers. Revenues from these services are recognized as they are performed and completed.

Operating Expenses

Our operating expenses consist of cost of services, selling, general and administrative expenses and depreciation and amortization and in 2013, stock-based and other compensation in connection with our IPO. The significant components of our expenses are further described below.

Cost of services

The majority of our cost of services expense is commission expense. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, there are some who are initially paid a salary and certain of our financing professionals are employees and, as such, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual revenue thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at the Company’s election and paid at the beginning of the fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers where the Company is the principal service provider. Cost of services can therefore vary based on the commission structure of the independent contractors that closed transactions in any particular period.

Selling, general & administrative expenses

The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources and other administrative expenses. Also included in selling, general and administrative are expenses for non-IPO related stock-based compensation to non-employee directors, employees and independent contractors (i.e. investment sales and financing professionals) under the 2013 Omnibus Equity Incentive Plan (“2013 Plan”).

Depreciation and amortization expense

Depreciation and amortization expense consists of depreciation and amortization recorded on our computer software and hardware and furniture, fixture and equipment. Depreciation and amortization are provided over estimated useful lives ranging from three to seven years for owned assets or over the lesser of the asset estimated useful lives or the related lease term for leasehold improvements.

Stock-based and other compensation in connection with IPO

In 2013, stock-based and other compensation in connection with the IPO consists of non-cash stock based compensation and other compensation charges incurred in conjunction with our IPO. These changes related to the accelerated vesting, modifications to the restricted stock and SARs awards, grants of replacement awards in the form of DSUs to MMREIS’s managing directors, a DSU grant to William A. Millichap, grants of other stock-based compensation awards pursuant to the 2013 Plan and other compensation charges incurred in connection with IPO.

Other Income (Expense), Net

Other income (expense), net primarily consists of net gains or losses on our deferred compensation plan assets, interest income and realized gains and losses on our marketable securities, available-for-sale, foreign currency gains and losses and other non-operating gains and losses.

Interest Expense

Interest expense primarily consists of interest expense associated with the SARs liability, notes payable to former stockholders and our credit agreement.

Provision for Income Taxes

We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions. Our provision for income taxes excludes the windfall benefit from shares issued in connection with our 2013 Plan and 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”). Prior to the IPO in 2013, our provision for income taxes was based on a tax-sharing agreement between us and MMC. As specified by the tax-sharing agreement, our effective tax rate was 43.5% for the pre-IPO period.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2015, 2014 and 2013. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the years ended December 31, 2015, 2014 and 2013, we closed more than 8,700, 7,600 and 6,600 sales, financing and other transactions with total volume of approximately $37.8 billion, $33.1 billion and $24.0 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Year Ended December 31,
Real Estate Brokerage:	2015	2014	2013
Average Number of Sales Professionals	1,428	1,297	1,125
Average Number of Transactions per Investment Sales Professional	4.43	4.31	4.12
Average Commission per Transaction	$99,901	$93,943	$84,852
Average Commission Rate	2.22%	2.07%	2.27%
Average Transaction Size (in thousands)	$4,492	$4,537	$3,736
Total Number of Transactions	6,332	5,588	4,634
Total Sales Volume (in millions)	$28,444	$25,351	$17,313

	Year Ended December 31,
Financing:	2015	2014	2013
Average Number of Financing Professionals	85	79	69
Average Number of Transactions per Financing Professional	18.84	16.86	16.88
Average Fee per Transaction	$26,582	$25,436	$22,250
Average Fee Rate	0.87%	0.90%	0.97%
Average Transaction Size (in thousands)	$3,053	$2,837	$2,297
Total Number of Transactions	1,601	1,332	1,165
Total Dollar Volume (in millions)	$4,888	$3,779	$2,676

Comparison of Year Ended December 31, 2015 and 2014

Below are key operating results for the year ended December 31, 2015 compared to the results for the year ended December 31, 2014 (dollars in thousands):

	Year Ended December 31, 2015	Percentage of Revenue	Year Ended December 31, 2014	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$632,574	91.8%	$524,951	91.7%	$107,623	20.5%
Financing fees	42,558	6.2	33,881	6.0	8,677	25.6
Other revenues	13,923	2.0	13,356	2.3	567	4.2

Total revenues	689,055	100.0	572,188	100.0	116,867	20.4

Operating expenses:
Cost of services	423,389	61.4	350,102	61.2	73,287	20.9
Selling, general, and administrative expense	147,710	21.4	134,274	23.5	13,436	10.0
Depreciation and amortization expense	3,305	0.6	3,206	0.5	99	3.1

Total operating expenses	574,404	83.4	487,582	85.2	86,822	17.8

Operating income	114,651	16.6	84,606	14.8	30,045	35.5
Other income (expense), net	443	—	28	—	415	nm
Interest expense	(1,726)	(0.2)	(1,651)	(0.3)	(75)	4.5

Income before provision for income taxes	113,368	16.4	82,983	14.5	30,385	36.6
Provision for income taxes	47,018	6.8	33,452	5.8	13,566	40.6

Net income	$66,350	9.6%	$49,531	8.7%	$16,819	34.0%

Adjusted EBITDA (1)	$124,140	18.0%	$92,824	16.2%	$31,316	33.7%

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $689.1 million in 2015 compared to $572.2 million in 2014, an increase of $116.9 million, or 20.4%. Total revenues increased primarily as a result of increases in real estate brokerage commissions of $107.6 million, which contributed 92.1% of the total increase. An increase in financing fees of $8.7 million and to a lesser extent, an increase in other revenues of $0.6 million, contributed the remaining increase in total revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $632.6 million in 2015 from $525.0 million in 2014, an increase of $107.6 million or 20.5%. The increase was primarily driven by an increase in the number of investment sales transactions (13.3%) and an increase in average commission rates (7.4%). The rise in average commission rates is due to an increase in the proportion of our $1-$10 million private client market segment transactions as compared to larger transactions in the middle and institutional market segments. Transactions in the private client market segment generally earn higher commission rates than the middle and institutional market segments.

Financing fees. Revenues from financing fees increased to $42.6 million in 2015 from $33.9 million in 2014, an increase of $8.7 million or 25.6%. The increase was driven by an increase in the number of loan transactions (20.2%) due to an increase in the number of financing professionals combined with an increase in their productivity levels and an increase in average transaction size (7.6%). Average commission rates decreased slightly primarily due to the increase in the average transaction size.

Other revenues. Other revenues increased to $13.9 million in 2015 from $13.4 million in 2014, an increase of $0.6 million or 4.2%.

Operating expenses

Our total operating expenses were $574.4 million in 2015 compared to $487.6 million in 2014, an increase of $86.8 million, or 17.8%. Expenses increased primarily due to an increase in cost of services, which is predominantly variable commissions paid to our investment sales and financing professionals and compensation-related costs related to our financing activities, but declined as a percentage of revenues. Selling, general and administrative costs increased as well, as described below.

Cost of services. Cost of services in 2015 increased $73.3 million, or 20.9% to $423.4 million from $350.1 million in 2014. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues remained consistent at 61.4% in 2015 compared to 61.2% in 2014.

Selling, general and administrative expense. Selling, general and administrative expense in 2015 increased $13.4 million, or 10.0%, to $147.7 million from $134.3 million in 2014. The increase was primarily due to (i) a $4.4 million increase in management performance related compensation driven by our improved operating results; (ii) a $4.1 million increase in salaries and related benefits as a result of higher headcount in corporate and office support in connection with our growth; (iii) a $4.0 million increase in sales and promotional expenses driven by an increase in our annual sales recognition event and marketing expenses to support increased sales activity; (iv) a $2.1 million, net increase in stock-based compensation expense driven by increases resulting from incremental share-based awards granted since the fourth quarter of 2014 and immediate vesting of certain RSU awards under the provisions of the RSU agreement, partially offset by a decrease in the Company’s stock price as RSU grants to the Company’s independent contractors are required to be measured at fair value; (v) a $2.0 million increase in facilities expenses due to office expansion; and (vi) a $1.8 million net increase in other expense categories primarily driven by our expansion and business growth. The increases were partially offset by a $5.0 million decrease in legal costs due to the settlement of outstanding litigation and recoveries from a settlement with an insurance carrier.

Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses in 2015 as compared to 2014.

Other income, net

Other income, net increased to $0.4 million in 2015 from $28,000 in 2014. The increase was primarily from interest income and realized gains on our investments in marketable securities, available-for-sale. The increase was partially offset by foreign currency losses related to our Canadian operations and a decrease in the value of our deferred compensation plan assets held in the rabbi trust.

Interest expense

There were no significant changes in interest expenses in 2015 as compared to 2014. See Note 4 – “Selected Balance Sheet Data”, Note 6 – “Notes Payable to Former Stockholders” and Note 14 – “Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional information.

Provision for income taxes

The provision for income taxes was $47.0 million for 2015 as compared to $33.5 million in 2014, an increase of $13.6 million or 40.6%. The effective tax rate for 2015 was 41.5%, compared with 40.3% in 2014. The increase in the effective tax rate was primarily due to the change in the Company’s effective state tax rate on deferred taxes and the valuation allowance related to our Canadian net operating loss carryforwards.

The provisions for income taxes excluded the excess tax deduction associated with the settlement of shares under the Company’s 2013 Plan, disqualifying dispositions of shares issued from our 2013 ESPP Plan and a tax deduction associated with IPO transaction costs because such tax benefits, which aggregated $6.2 million in 2015 and $5.2 million in 2014 were recorded as credits to additional paid-in capital.

Comparison of Year Ended December 31, 2014 and 2013

Below are key operating results for the year ended December 31, 2014 compared to the results for the year ended December 31, 2013 (dollars in thousands):

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

Total operating expenses

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

Selling, general and administrative expense. Selling, general and administrative expense in 2014 increased $18.6 million, or 16.1%, to $134.3 million from $115.7 million in 2013. The increase was primarily due to (i) an $8.6 million increase in management performance compensation driven by the increase in operating results during 2014 as compared to the same period in 2013, (ii) a $3.4 million increase in staff salaries, wages and related benefits expenses driven by an increase in our average headcount in areas of salesforce support and corporate in connection with our growth and with being a public company, (iii) a $2.7 million increase in sales and marketing expenses incurred to support increased sales activity, (iv) a $1.0 million increase in third party service fees primarily driven by operating as a public company, (v) a $0.4 million increase in legal costs, and (vi) a $2.5 million net increase in other expense categories primarily driven by our expansion and business growth.

Depreciation and amortization expense. There were no significant changes in depreciation and amortization expenses in 2014 as compared to 2013.

Stock-based and other compensation in connection with IPO. Stock-based compensation charges in connection with IPO in 2013 were $30.9 million and related to the acceleration of vesting of restricted stock and SARs, modifications to remove the formula settlement value of the restricted stock and SARs awards, grants of replacement awards in the form of DSUs to MMREIS’s managing directors, a DSU grant to William A. Millichap and grants of other stock-based compensation awards pursuant to the 2013 Plan. Additionally, there were other compensation expenses of $0.4 million pertaining to the IPO. There were no similar costs for 2014. Stock-based compensation expense for periods subsequent to the IPO is recorded in selling, general and administrative expense. See Note 10 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements.

Other income (expense), net

Other (expense) income, net decreased to $28,000 in 2014 from $0.8 million for the same period in 2013. The decrease was primarily impacted by the net change in the carrying value of the investment assets held in the rabbi trust, offset by foreign currency losses and other non-operating items.

Interest expense

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

Provision for income taxes

The provision for income taxes was $33.5 million for 2014 as compared to $13.7 million in 2013, an increase of $19.7 million or 143.6%. The effective tax rate for 2014 was 40.3%, compared with 62.6% in 2013. The decrease was attributable to no longer being subject to a tax-sharing agreement with MMC, which was terminated effective October 31, 2013, as well as due to unfavorable permanent differences associated with a portion of IPO related stock-based compensation in 2013.

Prior to the IPO in 2013, our provision for income tax was based on a tax-sharing agreement between us and MMC. As specified by the agreement, our effective tax rate was 43.5% for the pre-IPO period in 2013. In 2014, our provision for income taxes excluded the excess tax deduction associated with the settlement of shares under the Company’s 2013 Plan, disqualifying dispositions of shares issued from our 2013 ESPP Plan and a tax deduction associated with IPO transaction costs because such tax benefits, which aggregated $5.2 million, were recorded as credits in additional paid-in capital.

Non-GAAP Financial Measure

In this Annual Report on Form 10-K, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income/expense, (ii) net realized gains on marketable securities, available-for-sale, (iii) income tax expense, (iv) depreciation and amortization and (v) stock-based compensation expense. We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our business, develop budgets and measure our performance against those budgets. We also believe that analysts and investors use Adjusted EBITDA as supplemental measures to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles (“U.S. GAAP”). We find Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes and non-cash stock-based compensation charges. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income	$66,350	$49,531	$8,206	$27,934	$13,450
Adjustments:
Interest income and other (1)	(1,373)	(50)	356	(166)	(153)
Interest expense	1,726	1,651	105	4	12
Provision for income taxes	47,018	33,452	13,735	21,507	10,355
Depreciation and amortization	3,305	3,206	3,043	2,981	2,971
Stock-based compensation (2)	7,114	5,034	35,841	7,448	2,851

	$124,140	$92,824	$61,286	$59,708	$29,486

(1)	Other for the year ended December 31, 2015 consists of $132 of net realized gains on marketable securities, available-for-sale. The year ended December 31, 2013 includes employer taxes related to DSUs and restricted stock in connection with IPO.
(2)	The year ended December 31, 2013 includes non-cash stock-based compensation charges of $30.9 million in connection with the IPO.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, marketable securities, available-for-sale and, if necessary borrowings under our credit agreement. In order to enhance yield to us, we have invested a portion of our cash in money market funds and in fixed and variable income debt securities, in accordance with our investment policy approved by the board of directors. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash and cash equivalents, proceeds from the sale of marketable securities, available-for-sale or availability under our credit agreement.

Cash held in our Canadian operations aggregated $763,000 and $318,000 at December 31, 2015 and 2014, respectively.

Cash Flows

Our total cash and cash equivalents balance decreased by $53.0 million to $96.2 million at December 31, 2015, compared to $149.2 million at December 31, 2014. The following table sets forth our summary cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$72,120	$71,437	$96,944
Net cash used in investing activities	(126,929)	(17,225)	(4,024)
Net cash provided by (used in) financing activities	1,835	(6,005)	4,925

Net (decrease) increase in cash and cash equivalents	(52,974)	48,207	97,845
Cash and cash equivalents at beginning of period	149,159	100,952	3,107

Cash and cash equivalents at end of period	$96,185	$149,159	$100,952

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

Operating Activities

2015 Compared to 2014. Cash flows provided by operating activities were $72.1 million in 2015 compared to $71.4 million in 2014. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $0.7 million increase in cash flows provided by operating activities in 2015 compared to the same period in 2014 was primarily due to the growth in our business along with differences in timing of payments and receipts and bonus accruals related to our increased operating results.

2014 Compared to 2013. Net Cash provided by operating activities was $71.4 million in 2014 compared to $96.9 million in 2013. The decrease from 2013 was due principally to a reduction in amounts due from affiliates of $60.4 million which resulted from the return of cash related to the termination of the cash sweep arrangement with MMC during 2013 and a decrease of $28.8 million in stock-based compensation expense (2013 includes stock-based compensation in connection with our IPO of $30.9 million). The decrease was partially offset by an increase in net income of $41.3 million and differences due to the timing of payments and receipts and bonus accruals related to our increased operating results.

Investing Activities

2015 Compared to 2014. Cash flows used for investing activities were $126.9 million in 2015 compared to $17.2 million in 2014. The increase in cash flows used for investing activities in 2015 compared to the same period in 2014 was primarily due to $119.9 million in net purchases of marketable securities, available-for-sale for the year ended December 31, 2015 compared to $14.7 million for the same period in 2014.

2014 Compared to 2013. Cash flows used in investing activities were $17.2 million in 2014 compared to $4.0 million in 2013. The increase in cash flows used for investing activities in 2014, as compared to the same period in 2013 was primarily due to a total of $14.7 million in purchases of marketable securities, available-for-sale in 2014 with no such purchases in 2013, partially offset by a $2.2 million decrease in cash paid for investment in information technology, computer hardware and software and furniture, fixtures and equipment.

Financing Activities

2015 Compared to 2014. Cash flows provided by financing activities were $1.8 million in 2015 compared to cash flows used in financing activities of $6.0 million in 2014. The change in cash flows provided by financing activities in 2015 compared to the same period in 2014, was primarily impacted by net changes in stock-based award activity, including excess tax benefit from stock-based award activity. See Note 10 – “Stock-Based Compensation Plans” our Notes to Consolidated Financial Statements for additional information.

2014 Compared to 2013. Cash flows used in financing activities were $6.0 million in 2014, as compared to cash flows provided by financing activities of $4.9 million in 2013. The change in cash flows used for financing activities in 2014, as compared to the same period in 2013 was primarily due to (i) a $42.5 million in proceeds received from our IPO, net of issuance costs and dividend payments to MMC of $37.7 million in 2013 with no such comparable proceeds and payments in 2014 and (ii) $6.0 million of withholding taxes paid in 2014 related to shares withheld from equity awards to employees. See Note 10 – “Stock-Based Compensation Plans” our Notes to Consolidated Financial Statements for additional information.

Liquidity

We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable securities, available-for-sale and borrowings available under the credit agreement will be sufficient to satisfy our operating requirements for at least the next twelve months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from, among other factors, to fund acquisitions or to otherwise finance our growth or operations. In addition, our notes payable to former stockholders and SARs liability have provisions, which could accelerate repayment of outstanding principal and accrued interest and adversely impact our liquidity.

Credit Agreement

On June 18, 2014, we entered into the Credit Agreement with Wells Fargo Bank, National Association (“Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement is intended to provide for future liquidity needs, if needed. The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries (the “Credit Facility”), which would have originally matured on June 1, 2017. On August 21, 2015, we extended the Credit Agreement, which now matures on June 1, 2018. There were no other changes to the original terms. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. We must pay a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility.

The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit, of which $533,000 was utilized at December 31, 2015. As of December 31, 2015, there were no amounts outstanding under the Credit Agreement. See Note 14 – “Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional information.

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

Contractual Obligations and Commitments

The contractual obligations and other commitments consisted of the following at December 31, 2015 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other
Operating lease obligations (1)	$79,752	$17,200	$26,784	$18,131	$17,637	$—
SARs liability (principal and interest) (2)	34,856	—	101	1,325	33,430	—
Notes payable (principal and interest) (3)	12,786	1,471	2,944	8,371	—	—
Deferred commissions payable (4)	25,566	8,620	16,946	—	—	—
Deferred compensation liability (5)	5,264	—	—	—	—	5,264
Other (6)	2,255	950	1,305	—	—	—

	$160,479	$28,241	$48,080	$27,827	$51,067	$5,264

(1)	See Note 14 – “Commitments and Contingencies” of our Notes to the Consolidated Financial Statements.
(2)	Forecasted principal payments are based on each participants estimated retirement age and contractual interest rate of 4.273% on January 1, 2016 and do not reflect changes that may result from Mr. Kerin’s retirement. See Note 4 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(3)	See Note 6 – “Notes Payable to Former Stockholders” of our Notes to the Consolidated Financial Statements.
(4)	Includes short-term and long-term deferred commissions payable. See Note 4 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(5)	Actual payments are dependent on each participant’s future elections as to settlement of deferred compensation. The Company holds assets held in rabbi trust of $5.7 million to settle outstanding amounts when they become due. See Note 4 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(6)	See Note 14 – “Commitments and Contingencies” of our Notes to the Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change negatively or positively based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.

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

Revenue Recognition

We generate real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. Revenues from real estate brokerage commissions and financing fees from securing financing on purchase transactions as well as fees earned from refinancing its clients’ existing mortgage debt and other financing activities are recognized in principally all cases on the close of escrow or when the loan closes.

Stock-Based Compensation

We initially value restricted stock units and restricted stock awards based on the grant date closing price of our common stock and recognize the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. Awards made to our independent contractors, who are primarily our investment sales professionals, are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. We may be required to use judgment in determining the service period for awards granted based on contract terms. Forfeiture assumptions for all stock-based awards are based on historical forfeitures for different classes of service providers. Assumptions are evaluated on a quarterly basis and updated as necessary.

We estimate the grant-date fair value for issuances under the 2013 ESPP Plan using the Black-Scholes option-pricing model. We determined that the plan was a compensatory plan and the Company is required to expense the fair value of the awards over each six-month offering period. We use judgments and assumptions in determining the value of the awards. We calculate the expected volatility based on the historical volatility of our common stock and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant, both consistent with the term of the offering period. We incorporate no forfeiture rate and include no expected dividend yield as the Company has not paid, and currently does not intend to pay, a regular dividend.

Stock-Based Compensation Prior to the IPO

Prior to the IPO, we had a different stock-based compensation program. MMREIS issued stock options and stock appreciation rights, or SARs, to key employees through a book value, stock-based compensation award program. For additional information see Note 2 – “Accounting Policies” of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (1) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (2) operating losses and tax credit carryforwards. We measure existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to have temporary differences realized or settled. We recognize into income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized.

Because of the nature of our business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, our tax position can be complex. As such, we use estimates to determine state tax apportionment, foreign and local taxes, recognized and unrecognized tax positions, tax related interest and penalties, valuation allowances and other permanent items, all which impact our effective tax rate. Changes in these estimates are as a result of changes in the mix of our activity in the various jurisdictions in which we operate and changes in the nature and extent of other estimates.

We evaluate the tax positions taken quarterly. The threshold for recognizing the benefits of tax return positions in the financial statements is “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized.

We recognize interest and penalties incurred as income tax expense.

Prior to the IPO, we were part of a consolidated federal income tax return and various combined and consolidated state tax returns that were filed by our previous parent. We had a tax-sharing agreement whereby we provided for income taxes in our consolidated statements of net and comprehensive income using an effective tax rate of 43.5%.

Investments in Marketable Securities, Available-for-sale

We maintain a portfolio of cash equivalents and investments in a variety of fixed and variable rate securities, including U.S. government and agency debt securities, corporate debt securities, asset-backed securities and money market funds. We consider our investment in marketable securities to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains or losses recorded in other comprehensive income (loss), net of tax. We determine the appropriate classification of investments in marketable securities at the time of purchase. Interest, along with accretion and amortization of purchase premiums and discounts, which are recorded over the remaining weighted average life of the security, are included in other income (expense), net in the consolidated statements of net and comprehensive income.

We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other items, the time frame and extent to which the fair market value of a security is less than its amortized cost and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. The assumptions and judgments may change based on changes in our operations or future plans.

Litigation

We are subject to various legal proceeding and claims that arise in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. While the ultimate liability for these legal proceeding cannot be determined, we use judgment in the evaluation claims and the need for accrual for loss contingencies quarterly. We record an accrual for litigation related losses where we determine the likelihood of loss is both probable and estimable. We accrue legal fees for litigation as the legal services are provided.

Leases

We lease all of our facilities under operating lease agreements. Lease agreements may contain periods of free rent or reduced rent or contain predetermined fixed increases in the minimum rent. We recognize the minimum lease payments as rent expense on a straight-line basis over the noncancellable term of the lease. We record the difference between the amount charged to rent expense and the rent paid as a deferred rent obligation. We typically lease general purpose built-out office space, which reverts to the lessor upon termination of the lease. Any payments for improvements, net of incentives received, are recorded as prepaid rent. Prepaid rent is amortized using the straight-line method over the expected lease term as a charge to rent expense.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies” of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities and asset backed securities. As of December 31, 2015, the fair value of investments in marketable securities, available-for-sale was $134.3 million. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to maturity, we may choose to sell any of the securities based on market opportunities to enhance our overall yield. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments, with a weighted average rating (exclusive of cash and cash equivalents) of AA+ as of December 31, 2015. Maturities are maintained consistent with our short, medium and long-term liquidity objectives.

Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to market risk. Changes in prevailing interest rates may adversely impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with the variable rate debt securities as the income produced may decrease if interest rates fall. The following table sets forth the impact on the fair value of our investments from changes in interest rates based on the duration of the securities (dollars in thousands):

Change in Interest Rates	Approximate Change In Fair Value of Investments Increase (Decrease)
2% Decrease	$4,067
1% Decrease	$2,275
1% Increase	$(2,435)
2% Increase	$(4,869)

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

Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on such evaluation, our management has concluded that as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In conducting its assessment, management used the criteria issued by the COSO. Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

The names and ages of our executive officers and directors as of March 1, 2016 are as follows:

Name	Age	Position(s)
John J. Kerin	60	President, Chief Executive Officer and Director
Hessam Nadji	50	Senior Executive Vice President
Martin E. Louie	54	Chief Financial Officer
Gene A. Berman	61	Executive Vice President
William E. Hughes, Jr.	66	Senior Vice President, Marcus & Millichap Capital Corporation

John J. Kerin

Mr. Kerin has served as President and Chief Executive Officer since 2010 and as a director of MMI or its predecessor, MMREIS, since March 1996. Prior to his appointment as President and CEO, Mr. Kerin was a senior vice president and managing director from 1996 to 2010, responsible for the operations of 18 offices nationwide. Mr. Kerin joined the firm as a sales professional in 1981, ranking among the top 10 sales professionals nationwide in 1985 and 1986, and was promoted to Senior Investment Associate in 1987. In 1987, Mr. Kerin became the Regional Manager of the Los Angeles office, where he succeeded in making it one of the top-producing offices in the firm. He was elected First Vice President in 1994 and promoted to Managing Director in 1996. Mr. Kerin received a B.A. in Communications from Loyola Marymount University. Mr. Kerin has announced that he will retire as President and Chief Executive Officer and as member of our board of directors effective March 31, 2016.

Hessam Nadji

Mr. Nadji has served as Senior Executive Vice President since May 2015 and has been selected to succeed Mr. Kerin as President and Chief Executive Officer effective March 31, 2016. Mr. Nadji previously served as Senior Vice President from 1997 to September 2013 and Chief Strategy Officer and Senior Vice President from September 2013 to May 2015. Mr. Nadji works with the senior management team in setting and executing the Company’s long-term strategy and oversees all national specialty groups, as well as Research and Advisory Services. The national specialty groups provide client services, coordinate major account development and deliver specialized support to the Company’s salesforce within each property type. Mr. Nadji joined the Company in 1996 as Vice President of Research, became a senior vice president in 1997 and was appointed Managing Director in April 2000. Prior to joining the Company, Mr. Nadji was Senior Vice President and National Director of Research and Information Services for Grubb & Ellis Co. He received a B.S. in Information Management and Computer Science from City University in Seattle.

Martin E. Louie

Mr. Louie has served as Chief Financial Officer since 2010. Prior to becoming Chief Financial Officer, Mr. Louie was First Vice President of Finance beginning in 2009, and Vice President of Finance from 2006 to 2009. Mr. Louie has served as a senior financial executive with worldwide responsibilities for various companies, including Sony Pictures Entertainment, The Walt Disney Co., Infineon Technologies and West Marine. In those roles, he was responsible for accounting, strategic planning, financial planning and analysis, treasury and investor relations. Prior to that, Mr. Louie, who is a CPA, was with KPMG. Mr. Louie received a B.A. in Economics from the University of California, Los Angeles and an MBA in Finance from the University of Southern California.

Gene A. Berman

Mr. Berman has served as Executive Vice President of Marcus & Millichap since 2010. He has also served as a group managing director since 2005, overseeing the firm’s offices in the Northeast, Southeast and Texas. Mr. Berman began his career with Marcus & Millichap in 1982 as a sales professional and was named Senior Investment Associate in 1987. He became a Regional Manager in 1996, was named a vice president in 1997 and a first vice president in 2001. He was promoted to Senior Vice President in 2002 and Managing Director in 2005. Mr. Berman received an A.B. in Communications from the University of Southern California and a J.D. from Southwestern University School of Law in Los Angeles.

William E. Hughes, Jr.

Mr. Hughes has served as Senior Vice President of our subsidiary MMCC since 2000. He became a Managing Director of Marcus & Millichap in 2008. Mr. Hughes is responsible for managing MMCC’s operations on a national basis. He joined Marcus & Millichap in 1996 and has a diversified background in real estate finance, financial consulting and modeling, project feasibility, leasing, construction management and real estate development. Prior to joining the Company, Mr. Hughes held various senior executive roles with several financial and real estate investment firms. He received a B.S. in Business Administration from the University of Southern California.

Other Proxy Information

Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2016 (“Proxy Statement”), which information will appear under the captions entitled “Proposal 1: Election of Directors” and “Other Matters” in the Proxy Statement.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors. The Code of Ethics is posted on our website. The Internet address for our website is http://www.marcusmillichap.com, and the Code of Ethics may be found as follows:

•	From our main web page, first click “Investor Relations.”

•	Next click on “Governance Documents” in the left hand navigation bar.

•	Finally, click on “Code of Ethics.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2016, which information will appear under the caption entitled “Compensation of Named Executive Officers and Directors” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2016, which information will appear under the captions entitled “Principal Stockholders” in the Proxy Statement.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2015. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,356,194	(1)	—	3,784,914	(3)
Equity compensation plans not approved by security holders	—		—	—

	2,356,194	(1)		3,784,914	(3)

(1)	Consists of deferred stock units (DSUs) and restricted stock units (RSUs) granted under the 2013 Omnibus Equity Incentive Plan.
(2)	Outstanding DSUs, RSUs and shares under the 2013 Employee Stock Purchase Plan have no exercise price.
(3)	Includes 307,184 shares that were available for future issuance under the 2013 ESPP Plan at December 31, 2015, including shares subject to purchase during the current offering period.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2016, which information will appear under the captions entitled “Proposal 1: Election of Directors” and “Certain Relationships and Related Party Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 3, 2016, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2016” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1) Consolidated Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form 10-K beginning on page F-1.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Net and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2016	Marcus & Millichap, Inc.

/s/ John J. Kerin
John J. Kerin
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Kerin John J. Kerin	Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2016

/s/ Martin E. Louie Martin E. Louie	Chief Financial Officer (Principal Financial Officer)	March 15, 2016

/s/ Kurt H. Schwarz Kurt H. Schwarz	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2016

/s/ Hessam Nadji Hessam Nadji	Senior Executive Vice President	March 15, 2016

/s/ George M. Marcus George M. Marcus	Director	March 15, 2016

/s/ William A. Millichap William A. Millichap	Director	March 15, 2016

/s/ Norma J. Lawrence Norma J. Lawrence	Director	March 15, 2016

/s/ Nicholas F. McClanahan Nicholas F. McClanahan	Director	March 15, 2016

/s/ George T. Shaheen George T. Shaheen	Director	March 15, 2016

/s/ Don C. Watters Don C. Watters	Director	March 15, 2016

MARCUS & MILLICHAP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Marcus & Millichap, Inc.:

We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of net and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marcus & Millichap, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 15, 2016

MARCUS & MILLICHAP, INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$96,185	$149,159
Commissions receivable	3,342	3,412
Prepaid expenses	7,542	7,536
Income tax receivable	4,049	1,711
Marketable securities, available-for-sale	79,860	—
Other assets, net	5,136	3,055

Total current assets	196,114	164,873
Prepaid rent	9,075	3,645
Property and equipment, net	11,579	7,693
Marketable securities, available–for-sale	54,395	14,752
Assets held in rabbi trust	5,661	4,332
Deferred tax assets, net	35,285	34,865
Other assets	9,116	3,444

Total assets	$321,225	$233,604

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,135	$9,585
Notes payable to former stockholders	939	894
Commissions payable	34,091	28,932
Accrued bonuses and other employee related expenses	30,846	27,793

Total current liabilities	75,011	67,204
Deferred compensation and commissions	43,678	36,581
Notes payable to former stockholders	9,671	10,610
Deferred rent and other liabilities	3,875	2,400

Total liabilities	132,235	116,795

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at December 31, 2015 and 2014, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 37,396,456 and 36,918,442 at December 31, 2015 and 2014, respectively	4	4
Additional paid-in capital	80,591	75,058
Stock notes receivable from employees	(4)	(4)
Retained earnings	107,942	41,592
Accumulated other comprehensive income	457	159

Total stockholders’ equity	188,990	116,809

Total liabilities and stockholders’ equity	$321,225	$233,604

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Real estate brokerage commissions	$632,574	$524,951	$393,203
Financing fees	42,558	33,881	25,921
Other revenues	13,923	13,356	16,771

Total revenues	689,055	572,188	435,895

Operating expenses:
Cost of services	423,389	350,102	264,637
Selling, general, and administrative expense	147,710	134,274	115,661
Depreciation and amortization expense	3,305	3,206	3,043
Stock-based and other compensation in connection with initial public offering	—	—	31,268

Total operating expenses	574,404	487,582	414,609

Operating income	114,651	84,606	21,286
Other income (expense), net	443	28	760
Interest expense	(1,726)	(1,651)	(105)

Income before provision for income taxes	113,368	82,983	21,941
Provision for income taxes	47,018	33,452	13,735

Net income	66,350	49,531	8,206
Other comprehensive income:
Unrealized (loss) gain on marketable securities, net of tax of $(394), $16 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively	(592)	24	—
Foreign currency translation (loss) gain, net of tax of $(90), $90 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively	890	135	—

Total other comprehensive income	298	159	—

Comprehensive income	$66,648	$49,690	$8,206

Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering:
Net income	$66,350	$49,531	$8,206
Less: Net loss attributable to Marcus & Millichap Real Estate Investment Services, Inc. prior to initial public offering on October 31, 2013	—	—	(1,045)

Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering	$66,350	$49,531	$9,251

Earnings per share (1):
Basic	$1.71	$1.27	$0.24
Diluted	$1.69	$1.27	$0.24
Weighted average common shares outstanding (1):
Basic	38,848	38,851	38,787
Diluted	39,162	38,978	38,815

(1)	Earnings per share (EPS) for the twelve months ended December 31, 2013 represents EPS attributable to Marcus & Millichap, Inc. subsequent to its initial public offering on October 31, 2013 and is not annualized. EPS information for periods prior to the initial public offering were not meaningful.

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	1,000	$10	233,739	$234	$24,718	$(150)	$(3,182)	$—	$21,630
Net loss attributable to Marcus & Millichap Real Estate Investment Services, Inc. prior to initial public offering on October 31, 2013	—	—	—	—	—	—	(1,045)	—	(1,045)
Series A preferred dividends declared and paid	—	—	—	—	(24,718)	—	(12,963)	—	(37,681)
Deemed capital distribution from MMC	—	—	—	—	(3,291)	—	—	—	(3,291)
Issuance of restricted stock	—	—	750	1	20	(21)	—	—	—
Payments on stock notes receivable from employees	—	—	—	—	—	158	—	—	158
Stock-based compensation	—	—	69,583	—	30,886	—	—	—	30,886
Exchange of Marcus & Millichap Real Estate Investment Services, Inc. Series A redeemable preferred and common stock for Marcus & Millichap, Inc. common stock	(1,000)	(10)	32,123,412	(231)	241	—	—	—	—
Issuance of common stock, net of issuance costs	—	—	4,173,413	—	42,313	—	—	—	42,313

Balance as of October 31, 2013	—	—	36,600,897	4	70,169	(13)	(17,190)	—	52,970
Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering	—	—	—	—	—	—	9,251	—	9,251
Stock-based compensation	—	—	—	—	276	—	—	—	276

Balance as of December 31, 2013	—	—	36,600,897	4	70,445	(13)	(7,939)	—	62,497
Net and comprehensive income	—	—	—	—	—	—	49,531	159	49,690
Stock-based award activity
Stock-based compensation	—	—	—	—	5,034	—	—	—	5,034
Issuance of common stock pursuant to employee stock purchase plan	—	—	25,331	—	410	—	—	—	410
Issuance of common stock for settlement of deferred stock units	—	—	455,151	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	22,884	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(185,821)	—	(5,981)	—	—	—	(5,981)
Windfall tax benefit from stock-based award activity	—	—	—	—	4,310	—	—	—	4,310
Tax benefit of deductible IPO transaction costs	—	—	—	—	840	—	—	—	840
Payments on stock notes receivable from employees	—	—	—	—	—	9	—	—	9

Balance as of December 31, 2014	—	—	36,918,442	4	75,058	(4)	41,592	159	116,809
Net and comprehensive income	—	—	—	—	—	—	66,350	298	66,648
Stock-based award activity
Stock-based compensation	—	—	—	—	7,114	—	—	—	7,114
Issuance of common stock pursuant to employee stock purchase plan	—	—	34,152	—	976	—	—	—	976
Issuance of common stock for settlement of deferred stock units	—	—	455,151	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	195,830	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	10,110	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(217,229)	—	(8,730)	—	—	—	(8,730)
Windfall tax benefit from stock-based award activity	—	—	—	—	6,173	—	—	—	6,173

Balance as of December 31, 2015	—	$—	37,396,456	$4	$80,591	$(4)	$107,942	$457	$188,990

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$66,350	$49,531	$8,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,305	3,206	3,043
Provision for bad debt expense	281	29	207
Stock-based compensation	7,114	5,034	33,817
Deferred taxes, net	65	877	(9,276)
Net realized gains on marketable securities, available-for-sale	(132)	—	—
Tax benefit from stock-based award activity	10,483	—	—
Excess tax benefit from stock-based award activity	(10,483)	—	—
Other non-cash items	509	372	66
Changes in operating assets and liabilities:
Commissions receivable	70	(174)	1,969
Prepaid expenses	(6)	(3,216)	(1,414)
Prepaid rent	(5,430)	1,354	(2,144)
Assets held in rabbi trust	(1,514)	(48)	(1,162)
Other assets	(8,027)	(1,243)	(595)
Due to (from) affiliates	—	—	60,389
Accounts payable and accrued expenses	(912)	2,302	(7,537)
Income tax (payable) receivable	(6,649)	(3,860)	6,459
Commissions payable	5,159	3,846	2,502
Accrued bonuses and other employee related expenses	3,261	10,846	(572)
Deferred compensation and commissions	7,201	4,536	3,086
Deferred rent obligation and other liabilities	1,475	(1,955)	(100)

Net cash provided by operating activities	72,120	71,437	96,944
Cash flows from investing activities
Purchases of marketable securities, available-for-sale	(146,050)	(14,700)	—
Proceeds from sales and maturities of marketable securities, available-for-sale	26,142	—	—
Payments received on employee notes receivable	22	126	1,173
Issuances of employee notes receivable	(247)	(86)	(434)
Purchase of property and equipment	(6,796)	(2,566)	(4,795)
Proceeds from sale of property and equipment	—	1	32

Net cash used in investing activities	(126,929)	(17,225)	(4,024)
Cash flows from financing activities
Proceeds from issuance of shares pursuant to employee stock purchase plan	976	410	—
Taxes paid related to net share settlement of stock-based awards	(8,730)	(5,982)	—
Excess tax benefit from stock-based award activity	10,483	—	—
Realized tax benefit of deductible IPO transaction costs	—	840	—
Distribution related to stock appreciation rights liability	—	(412)	—
Dividends paid to Marcus & Millichap Company	—	—	(37,681)
Payments on obligations under capital leases	—	(16)	(58)
Principal payments on notes payable to former stockholders	(894)	(851)	—
Payments received on stock notes receivable from employees	—	6	158
Proceeds from initial public offering, net of issuance costs	—	—	42,506

Net cash provided by (used in) financing activities	1,835	(6,005)	4,925
Net (decrease) increase in cash and cash equivalents	(52,974)	48,207	97,845
Cash and cash equivalents at beginning of year	149,159	100,952	3,107

Cash and cash equivalents at end of year	$96,185	$149,159	$100,952

Supplemental disclosures of cash flow information
Interest paid during the period	$868	$635	$1

Income taxes paid, net (paid to former parent in 2013)	$43,120	$35,596	$29,702

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$208	$—	$—

Property and equipment additions incurred but not yet paid included in accounts payable and accrued expenses	$462	$(134)	$216

Settlements of deferred compensation obligation with trust assets	$37	$—	$—

Tax benefit from share-based award activity included in income tax receivable	$—	$4,310	$—

Deferred offering costs included in accounts payable and accrued expenses	$—	$—	$193

Issuance of restricted stock for notes receivable	$—	$—	$21

Deemed capital (distribution) from Marcus & Millichap Company	$—	$—	$(3,291)

See accompanying notes to consolidated financial statements.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of December 31, 2015, MMI operates 79 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Prior to the Spin-Off, MMI and MMREIS were affiliates under common control and in connection with the Spin-Off, the assets and liabilities of MMREIS were recorded at carryover basis. The historical financial statements of MMREIS, as the Company’s predecessor, have been presented as the historical financial statements of MMI for all periods prior to the Spin-Off from the beginning of the earliest period presented.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

2.	Accounting Policies

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. At December 31, 2015 and 2014, a significant portion of the balance of cash and cash equivalents was principally held with four financial institutions and one money market fund. Management believes the likelihood of realizing material losses from the excess of cash balances over federally insured limits is remote.

Prior to its termination on June 30, 2013, the majority of the cash generated and used in the Company’s operations was subject to a treasury management service agreement which swept excess daily into MMC’s money market account. The Company was credited with interest income from MMC at the same interest rate as MMC earned on the money market account.

Revenue Recognition

The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. Revenues from real estate brokerage commissions are recognized when there is persuasive evidence of an arrangement, all services have been provided, the price is fixed and determinable and collectability is reasonably assured. These criteria are typically met at the close of escrow. The Company generates financing fees from securing financing on purchase transactions as well as fees earned from refinancing its clients’ existing mortgage debt and other financing activities. Revenues from financing fees are recognized at the time the loan closes and there are no remaining significant obligations for performance in connection with the transaction. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. Revenues from these services are recognized as the services are provided or upon closing of the transaction.

Commissions Receivable

Commissions receivable consists of commissions earned on brokerage transactions for which payment has not yet been received. The Company evaluates the need for an allowance for doubtful accounts based on the specific-identification of potentially uncollectible accounts. The majority of commissions receivable are settled within 10 days after the close of escrow. As a result, the Company did not require an allowance for commissions receivable at December 31, 2015 or 2014.

Cost of Services

Cost of services principally consists of commissions and other costs for the Company’s investment sales and financing professionals related to transactions closed in the period. Investment sales and financing professionals’ commissions are generally paid on transaction revenues and includes referral and other revenues generated by the Company’s investment sales and financing professionals. Investment sales and financing professionals are compensated at commission rates based on individual agreements and portions of the commissions due may be deferred in accordance with their contracts.

Investments in Marketable Securities, Available-for-Sale

The Company maintains a portfolio of investments in a variety of fixed and variable rate securities, including U.S. treasuries U.S. government sponsored entities, corporate debt securities and asset-backed securities and other. The Company considers its investment in marketable securities to be available-for-sale.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Accordingly, these investments are recorded at their fair values, with unrealized gains or losses recorded in other comprehensive income (loss), net of tax. The Company determines the appropriate classification of investments in marketable securities at the time of purchase. Interest along with accretion and amortization of purchase premiums and discounts, which are recorded over the remaining weighted average life of the security, are included in other income (expense), net in the consolidated statements of net and comprehensive income. See Note 5 – “Investments in Marketable Securities” for additional information.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other items, the time frame and extent to which the fair market value of a security is less than its amortized cost and the Company’s intent and ability to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company has evaluated its investments in marketable securities as of December 31, 2015 and has determined that no investments with unrealized losses are other-than-temporarily impaired. The Company has no current intent to sell and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management.

Assets Held in Rabbi Trust

The Company provides a non-qualified deferred compensation program to certain employees. Deferred amounts are invested in variable whole life insurance policies owned by the Company for the participants benefit and held in a Rabbi Trust. Participants elect to invest in various equity and debt securities offered within the plan on a notional basis. The net change in the carrying value of the underlying assets held in the Rabbi Trust is recorded in other income (expense), net. The change in the deferred compensation liability as a result the change in the notional value of the participants accounts is recorded as a component of selling general and administrative expenses in the consolidated statements of net and comprehensive income.

Recurring Fair Value Measurements

The Company carries its investments including investments in marketable securities, available-for-sale and assets held in the Rabbi Trust at fair value. The Company defines the fair value of a financial instrument as the amount that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. The Company is responsible for the determination of the value of the investment carried and fair value and the supporting methodologies and assumptions. The Company uses various pricing sources to validate the values utilized.

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

Assets recorded at fair value in the Consolidated Balance Sheets are measured and classified in accordance with a fair value hierarchy consisting of the three “levels” based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability, or

•	Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Investment in marketable securities, available-for-sale and assets held in the Rabbi Trust are carried at fair value based on observable inputs available. All these securities are measured as Levels 1 or 2 as appropriate. The Company has no investments measured as Level 3.

Assets and Liabilities not Measured at Fair Value

The Company’s cash and cash equivalents, commissions receivable, amounts due from employees (included in other assets, net current and other asset non-current captions), accounts payable and accrued expenses and commissions payable are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms and considered to be in the Level 1 classification.

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

Other Assets

Other assets consist primarily of amounts due from the Company’s investment sales and financing professionals, security deposits made in connection with operating leases, customer trust accounts, employee notes receivable and other receivables.

The Company, from time to time, advances funds to or on behalf of its investment sales and financing professionals. Certain amounts may bear a nominal interest rate, with any cash receipts on notes applied first to any unpaid principal balance prior to any income being recognized. The Company generally has the ability to collect a portion of these amounts from future commissions due to the investment sales and financing professional. The Company may forgive a portion of the amount over time depending on the nature of the advance generally ratably over a contracted service period. Amounts forgiven are charged to cost of services at the time the amounts are forgiven. The Company evaluates the need for an allowance for these amounts based on the specific identification of potentially uncollectible amounts and provides an allowance based on consideration of historical experience. Amounts are written off upon separation from the Company of the investment sales and financing professional as a service provider or when amounts are determined to be no longer collectable.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

In connection with a brokerage transaction, the Company may need to, or be required to, hold cash in escrow for a transaction participant. These amount are deposited into separate customer trust accounts controlled by the Company. The amounts are included in current other assets, net with a corresponding liability included in accounts payable and accrued expenses, both in the Consolidated Balance Sheets.

Leases

The Company leases all of its facilities under operating lease agreements. Lease agreements may contain periods of free rent or reduced rent or contain predetermined fixed increases in the minimum rent. The Company recognizes the minimum lease payments as rent expense on a straight-line basis over the noncancellable term of the lease. The Company records the difference between the amount charged to rent expense and the rent paid as a deferred rent obligation. The Company typically leases general purpose built-out office space, which reverts to the lessor upon termination of the lease. Any payments for improvements, net of incentives received, are recorded as prepaid rent. Prepaid rent is amortized using the straight-line method over the expected lease term as a charge to rent expense.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in selling, general, and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Advertising expense for the years ended December 31, 2015, 2014 and 2013 was $1.1 million, $965,000 and $975,000, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to (1) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (2) operating losses and tax credit carryforwards. The Company measures existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to have temporary differences to be realized or settled. The Company recognizes into income the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. The Company periodically evaluates the deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, the Company considers the timing of deferred tax reversals, current year taxable income and historical performance. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized.

Because of the nature of the Company’s business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, the Company’s tax position can be complex. As such, the Company’s effective tax rate is subject to changes as a result of changes in the mix of its activity in the various jurisdictions in which the Company operates including changes in tax rates, state apportionment, tax related interest and penalties, valuation allowances and other permanent items.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

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

Stock-Based Compensation

The Company follows the accounting guidance for share based payments which requires the measurement and recognition of compensation expense for all stock based awards made to employees, independent contractors and non-employee directors. Awards are issued under the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) and 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”).

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

For awards made to independent contractors, which are the Company’s investment sales and financing professionals, the Company determined that the fair value of the award shall be measured based on the fair value of the equity instrument as it is more reliably measureable than the fair value of the consideration received. The Company uses the grant date as the performance commitment date, and the measurement date for these awards is the date the services are completed, which is the vesting date. As a result, the Company records stock-based compensation for these awards over the vesting period on a straight-line basis with periodic adjustments during the vesting period for changes in the fair value of the awards.

For the above awards, the Company estimates forfeitures at the time of grant in order to estimate the amount of share-based payment awards ultimately expected to vest and adjusts the recorded expense accordingly. The Company calculates a separate forfeiture rate for awards to its employees and independent contractors. Forfeitures are required to be revised, if necessary, in subsequent periods. If estimated and actual forfeitures differ from these initial estimates, the Company adjusts the cumulative expense as appropriate to account for the change in the estimated forfeiture rates. If there are any modifications or cancellations of the underlying unvested share-based awards, the Company may be required to accelerate, increase or cancel any remaining unrecognized stock-based compensation expense. Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

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

SARs

SARs granted to employees were accounted for in accordance with ASC 718. Compensation expense related to the SARs was recorded in each period and was equal to the appreciation in the formula-settlement value of vested SARs at the end of each reporting period-end from the prior reporting period-end. As MMC had assumed

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

the Company’s obligation with respect to any appreciation in the value of the vested SARs, MMC was deemed to make a capital contribution to the Company’s additional paid-in capital equal to the amount of compensation expense recorded, net of the applicable taxes. Based on the tax-sharing agreement entered between the Company and MMC, the tax deduction for the compensation expense recorded by the Company was allocated to MMC. MMC recorded the liability related to the appreciation in the value of the underlying stock in its consolidated financial statements. To the extent of any depreciation in the value of the vested SARs (limited to the amount of any appreciation previously recorded), compensation expense was reduced and MMC was deemed to have received a capital distribution.

Earnings per Share

Earnings per share is calculated using net income attributable to Marcus & Millichap, Inc. subsequent to the IPO on October 31, 2013. Earnings per share prior to the IPO has not been presented as the holders of MMREIS Series A Redeemable Preferred Stock were entitled to receive discretionary dividends, payable in preference and priority to any distribution on MMREIS common stock. Since MMREIS typically distributed its earnings to the Series A Preferred stockholders on a quarter-in-arrears basis, earnings per share information for MMREIS common stock prior to the IPO was not meaningful.

Basic weighted average shares outstanding includes vested, but un-issued, Deferred Stock Units (“DSU’s). The difference between basic and diluted weighted average shares outstanding represents the dilutive impact of common stock equivalents consisting of shares to be issued under the 2013 Plan and 2013 ESPP Plan.

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

Taxes Collected From Clients and Remitted to Governmental Authorities

The Company accounts for tax assessed by any governmental authority that is based on revenue or transaction value (i.e. sales, use and value added taxes) on a net basis, and, accordingly, such amounts are not included in revenue. Collected amounts are recorded as a current liability until paid.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, due from independent contractors, investments in marketable securities, available-for-sale, security deposits (included under other assets, non-current caption) and commissions receivables. Cash is placed with high-credit quality financial institutions and invested high-credit quality money market funds.

To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. The Company historically has not experienced any losses related to cash and cash equivalents. The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company performs ongoing credit evaluations of its customers and debtors and requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the twelve months ended December 31, 2015 and 2014, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and therefore do not expose the Company to significant credit risk.

Segment Reporting

The Company follows the guidance for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker (“CODM”) or decision making group, to perform resource allocations and performance assessments. The CODMs are the Chief Executive Officer, Senior Executive Vice President and Chief Financial Officer. The CODMs review financial information presented on an office-by-office basis for purposes of making operating decisions, assessing financial performance and allocating resources. Based on the evaluation of the Company’s financial information, management believes that the Company’s offices represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial reporting purposes. The Company’s financing operations may represent an individual operating segment; however, it does not meet the thresholds to be presented as a separate reportable segment.

Recent Accounting Pronouncements

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the current revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for transfer to customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Following FASB’s finalization of a one year deferral of ASU 2014-09, the ASU is now effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. ASU 2014-09 permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For the Company, the new standard will be effective January 1, 2017. The Company does not have multiple-element arrangements, variable consideration, licenses and long-term contracts with customers. Accordingly, the Company does not expect this standard to have a significant effect on its revenue recognition. The Company is currently evaluating the impact of this new standard and will select a transition method when the effect is determined.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Currently, there is no guidance under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, the Company will be required to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2017. The Company does not anticipate that the adoption will have an impact on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 does not change the amortization of debt issuance costs, which continues to follow the existing accounting guidance. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), which codified the SEC’s comments that the “SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement”. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company early adopted ASU 2015-03 and ASU 2015-15 during the quarter ended September 30, 2015. The adoption of ASU 2015-03 and ASU 2015-15, did not have any impact on the Company’s consolidated financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The ASU 2015-17 is intended to simplify the presentation of deferred income taxes, which eliminated the requirement to classify deferred income taxes as current and non-current in a classified statement of financial position. ASU 2015-17 applies to all entities that present a classified statement of financial position. The Company elected to early adopt the provisions of ASU 2015-17 effective October 1, 2015. The Company has chosen to retrospectively apply the provisions of ASU 2015-17 and as a result, the Company reclassified current deferred taxes of $13.6 million to non-current deferred taxes in the accompanying consolidated balance sheet as of December 31, 2014 and revised related footnote disclosure to reflect the new classification.

On February 25, 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability by recognizing lase assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company is still evaluating the impact of the new standard. It is anticipated that the Company will be required to adopt the new standard in 2019 and the Company’s consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases, the amount of which and potential impact on the consolidated statements of net and comprehensive income and consolidated statements of cash flows has yet to be determined. Since the Company has future operating lease obligations for autos and office spaces which aggregates approximately $79.8 million (see – Note 14 – “Commitments and Contingencies” for additional information), it is anticipated that the adoption of the new standard will have a material impact on the Company’s consolidated balance sheet.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

3.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2015	2014
Computer software and hardware equipment	$10,973	$8,769
Furniture, fixtures, and equipment	17,047	14,684
Less: accumulated depreciation and amortization	(16,441)	(15,760)

	$11,579	$7,693

During the year ended December 31, 2015, the Company wrote-off approximately $2.7 million of fully depreciated computer software and hardware and furniture fixtures, and equipment no longer in use.

4.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2015	2014	2015	2014
Due from independent contractors, net (1) (2)	$2,545	$1,577	$7,358	$1,820
Security deposits	—	—	1,425	1,240
Employee notes receivable (3)	224	216	158	162
Customer trust accounts and other	2,367	1,262	175	222

	$5,136	$3,055	$9,116	$3,444

(1)	Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years. As of December 31, 2015 and 2014, the weighted average interest rate for notes receivable due from the Company’s investment sales and financing professionals was approximately 2.9% and 2.8%, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.
(2)	Includes allowance for doubtful accounts related to current receivables of $359 and $193 as of December 31, 2015 and 2014, respectively. The Company recorded a provision for bad debt expense of $281, $29 and $207 and wrote off $115, $59 and $152 of these receivables for the years ended December 31, 2015, 2014 and 2013, respectively.
(3)	See Note 7 – “Related-Party Transactions” for additional information.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	December 31,
	2015	2014
SARs liability	$21,399	$20,542
Commissions payable to investment sales and financing professionals	17,015	12,176
Deferred compensation liability	5,264	3,863

	$43,678	$36,581

SARs Liability

Prior to the IPO, certain employees of the Company were granted stock appreciation rights (“SARs”) under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen at March 31, 2013, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in installments upon retirement or departure. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rate at January 1, 2015 and 2014 was 4.173% and 5.03%, respectively. MMI recorded interest expense related to this liability of $857,000 and $984,000, for the years ended December 31, 2015 and 2014, respectively. During 2014, the Company reduced the SARs liability balance in the amount of $412,000 related to a distribution for the settlement of FICA taxes payable on behalf of certain participants.

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

Deferred Compensation Liability

A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time all or a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate amount in the Deferred Compensation Plan’s participants’ accounts.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation obligation, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	December 31,
	2015	2014	2013
(Decrease) increase in the carrying value of the assets held in the rabbi trust (1)	$(57)	$290	$495

(Decrease) increase in the carrying value of the deferred compensation obligation (2)	$(67)	$313	$504

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

5.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasuries	$62,343	$—	$(71)	$62,272	$—	$—	$—	$—
U.S. Government Sponsored Entities	17,571	—	(12)	17,559	—	—	—	—
Asset-backed securities and other	29	—	—	29	—	—	—	—

	$79,943	$—	$(83)	$79,860	$—	$—	$—	$—

Long-term investments:
U.S. Treasuries	$15,283	$—	$(112)	$15,171	$2,974	$7	$—	$2,981
U.S. Government Sponsored Entities	12,107	—	(85)	12,022	2,019	—	(3)	2,016
Corporate debt securities	17,219	5	(519)	16,705	7,442	48	(12)	7,478
Asset-backed securities and other	10,649	—	(152)	10,497	2,277	4	(4)	2,277

	$55,258	$5	$(868)	$54,395	$14,712	$59	$(19)	$14,752

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	December 31, 2015		December 31, 2014
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(951)	$129,117	$(19)	$5,363

12 months or longer	$—	$—	$—	$—

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	December 31,
	2015	2014
Gross realized gain (1)	$135	$—

Gross realized loss (1)	$(3)	$—

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income. The cost basis of securities sold were determined on the specific identification method.

The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management.

As of December 31, 2015, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$79,943	$79,860	$—	$—
Due after one year through five years	28,634	28,465	4,679	4,679
Due after five years through ten years	18,020	17,466	5,652	5,662
Due after ten years	8,604	8,464	4,381	4,411

	$135,201	$134,255	$14,712	$14,752

Weighted average maturity	3.3 years		9.6 years

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

6.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS that were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by these former stockholders (“the Notes”), which had been previously assumed by MMC, were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments and a final principal payment due during the second quarter of 2020. During each of the years ended December 31, 2015 and 2014, the Company made total payments on the Notes of $1.5 million (includes principal and interest).

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Accrued interest pertaining to the Notes consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued interest (1)	$367	$396

(1)	Recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Interest expense pertaining to the Notes consisted of the following (in thousands):

	December 31,
	2015	2014
Interest expense	$548	$591

Future minimum principal payments for the Notes for restricted stock and SARs consisted of the following (in thousands):

December 31, 2015
2016	$939
2017	985
2018	1,035
2019	1,087
2020	6,564

$10,610

7.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC where by the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. These costs included reimbursement for health insurance premiums, shared services and other general and administrative costs. The Company was charged $4.3 million (including $3.2 million for reimbursement for health insurance premiums) during the year ended December 31, 2013. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company can acquire the services separately. In April 2014, the Company established its own health insurance plan significantly reducing the reliance on the TSA. During the years ended December 31, 2015, 2014 and 2013, the Company incurred $257,000, $1.3 million and $824,000 under the TSA of which $0, $1.0 million and $687,000 was incurred for reimbursement of health insurance premiums for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income. As of December 31, 2015 and 2014, $96,000 and $97,000, respectively, remains unpaid and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2015, 2014 and 2013, the Company recorded real estate brokerage commissions and financing fees of $2.7 million, $1.3 million and $735,000, respectively, from subsidiaries of MMC related to these services. The Company incurred cost of services of $1.6 million, $816,000 and $441,000, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single story office building located in Palo Alto, California, which was amended in 2015 with a new expiration date of May 31, 2022. Rent expense for this lease totaled $693,500, $438,000 and $398,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Rent expense is included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Other

The Company makes advances to non-executive employees from time-to-time. At December 31, 2015 and 2014, the aggregate principal amount for employee loans outstanding was $382,000 and $378,000, respectively, which is included in other assets, net current and other assets non-current captions in the accompanying consolidated balance sheets.

See Note 9 – “Stockholders’ Equity” for information on pre-IPO dividends to MMC.

As of December 31, 2015, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned approximately 56% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC (“Phoenix”) and the George and Judy Marcus Family Foundation.

On February 6, 2015, the Company filed a shelf Registration Statement on Form S-3, registering for future sale 4,600,000 shares of common stock, including common stock beneficially owned by George M. Marcus. No new shares were offered, and the Company did not receive any proceeds from the sale of common stock by the selling stockholders. On March 13, 2015, the Company filed a Prospectus Supplement offering for sale by certain selling stockholders 4,000,000 shares of common stock including an option to sell up to an additional 600,000 shares pursuant to an option granted to the underwriters. On March 18, 2015, 4,000,000 shares were sold at a price per share of $31.9925 and the underwriters exercised their option to purchase an additional 600,000 shares at a price per share of $31.9925. In connection with the Registration Statement and Prospectus Supplement, during the first quarter of 2015, the Company incurred approximately $113,000 of costs, which were reimbursed by the selling stockholders during the second quarter of 2015.

Prior to its termination on June 30, 2013, the Company was subject to a cash sweep arrangement with MMC. Under the arrangement, the Company’s cash was swept daily into an MMC money market account. The Company received interest on the balances held in the sweep accounts. The Company earned interest of $74,000 on the balances for the years ended December 31, 2013.

8.	Fair Value Measurements

Recurring Fair Value Measurements

The Company values its investments including assets held in rabbi trust, money market funds and investments in marketable securities, available-for-sale at fair value on a recurring basis. Fair values were determined for each individual security in the investment portfolio.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Investments carried at fair value are categorized into one of the three categories described in Note 2 – “Accounting Policies” and consisted of the following (in thousands):

	December 31, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets held in rabbi trust	$5,661	$—	$5,661	$—	$4,332	$—	$4,332	$—

Money market funds (1)	$5,987	$5,987	$—	$—	$25,310	$25,310	$—	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. Treasuries	$62,272	$62,272	$—	$—	$—	$—	$—	$—
U.S. Government Sponsored Entities	17,559	—	17,559	—	—	—	—	—
Asset-backed securities and other	29	—	29	—	—	—	—	—

	$79,860	$62,272	$17,588	$—	$—	$—	$—	$—

Long-term investments:
U.S. Treasuries	$15,171	$15,171	$—	$—	$2,981	$2,981	$—	$—
U.S. Government Sponsored Entities	12,022	—	12,022	—	2,016	—	2,016	—
Corporate debt securities	16,705	—	16,705	—	7,478	—	7,478	—
Asset-backed securities and other	10,497	—	10,497	—	2,277	—	2,277	—

	$54,395	$15,171	$39,224	$—	$14,752	$2,981	$11,771	$—

(1)	Included in cash and cash equivalents.

See Note 2 – “Accounting Policies” for information on fair value of the Company’s other financial instruments.

There were no transfers in or out of Level 1 and Level 2 during the year ended December 31, 2015.

9.	Stockholders’ Equity

Stockholders’ Equity Subsequent to the IPO

Common Stock

As of December 31, 2015 and 2014, there were 37,396,456 and 36,918,442 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee directors, respectively. See Note 13 – “Earnings Per Share” for additional information.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2015 and 2014, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income as of December 31, 2015, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and (losses) of available- for-sale securities	Foreign currency translation (2)	Total
Beginning balance, December 31, 2014	$24	$135	$159
Other comprehensive (loss) income before reclassifications	(608)	890	282
Amounts reclassified from accumulated other comprehensive (loss) income (1)	16	—	16

Net current-period other (loss) comprehensive income	(592)	890	298

Ending balance, December 31, 2015	$(568)	$1,025	$457

(1)	Included as a component of other income (expense), net in the consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
(2)	Deferred taxes are not provided for the cumulative translation adjustment as the subsidiary has no earnings and profits. See Note 11 – “Income Taxes” for additional information.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Redemption

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

Total dividends declared and paid on the pre-IPO Series A Preferred shares for the twelve months ended December 31, 2013 were $37.7 million. No dividends were declared for pre-IPO common stock for the twelve months ended December 31, 2013.

Deemed Capital Contribution (Distribution) from MMC

MMC accounted for stock-based compensation and was deemed to make a capital contribution to MMREIS’s additional paid-in capital equal to the amount of stock-based compensation expense attributable to

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

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

A summary of the deemed capital contributions (distributions) from MMC recorded in additional paid in capital for the year ended December 31,2013 consisted of the following (in thousands):

Compensation cost for unvested restricted stock and SARs, net of tax	$2,655
SARs liability	(19,970)
Notes payable to former stockholders	(12,230)
Interest expense related to notes payable to former stockholders	(318)
Deferred taxes assets, net	26,572

$(3,291)

10.	Stock-Based Compensation Plans

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

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

Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were reserved for the issuance of awards under the 2013 Plan. The number of shares available for issuance under the 2013 Plan increases annually on the first day of each year beginning with the 2015 fiscal year, by an amount equal to the lesser of: (i) 5,500,000 shares of the Company’s common stock; (ii) 3% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year; and (iii) such other amount as the Company’s board of directors may determine. Pursuant to the automatic increase provided for in the 2013 Plan, the board of directors approved a share reserve increase of 1,100,000 shares in 2015. At December 31, 2015, there were 3,477,730 shares available for future grants under the Plan.

Awards Granted in Connection with the IPO

In November 2013, MMI issued the following equity awards under the 2013 Plan: (i) DSUs for an aggregate of 2,192,413 shares granted as replacement awards related to the prior SARs program to the MMREIS managing directors and (ii) DSUs for 83,334 shares to be granted to the Company’s Co-chairman of the board of directors, William A. Millichap. The DSU’s are fully vested and will be issued ratably over 5 years. In addition, 30,000 shares, in the form of RSAs, were granted to the Company’s non-employee directors. The shares vest ratably over 3 years. All the above awards were granted based on the IPO price of $12.00.

Awards Granted and Settled Subsequent to the IPO

Under the 2013 Plan, the Company has issued RSA’s to non-employee directors and RSU’s to employees and independent contractors. All RSAs vest in equal annual installments over a three year period from the date of grant. All RSUs vest in equal annual installments over a five year period from the date of grant. Any unvested awards are canceled upon termination of service. Awards accelerate upon death subject to approval by the compensation committee. As of December 31, 2015, there were no issued or outstanding options, stock appreciation rights, performance units or performance shares awards.

During the year ended December 31, 2015, 455,151 shares of DSUs settled and 17,628 shares of RSAs and 195,830 shares of RSUs vested. During the year ended December 31, 2015, 22,628 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The amount remitted to the tax authorities for the employees’ tax obligation was reflected in the taxes paid related to net share settlement of stock-based awards caption in the financing section of the consolidated statements of cash flows. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

During the years ended December 31, 2015 and 2014, respectively, the Company recorded windfall tax benefits resulting from the settlement of stock-based award activity, in the amounts of $6.2 million and $4.3 million,

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

respectfully. Such windfall tax benefits are excluded from the provision for income taxes and included as a component of additional paid-in capital when the awards are settled. During the year ended December 31, 2015, the Company realized an aggregate of $10.5 million of windfall tax benefits from stock-based award activity, which is included in cash flows from financing activities in the accompanying consolidated statement of cash flows.

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non- employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2013	30,000	313,155	570,760	913,915	$14.46
Granted
February 2014	—	—	38,088	38,088
May 2014	22,884	6,991	31,780	61,655
August 2014	—	6,346	12,474	18,820
November 2014	—	9,584	4,638	14,222
December 2014	—	216,411	—	216,411

Total Granted	22,884	239,332	86,980	349,196	27.46
Vested	(10,002)	—	—	(10,002)	12.00
Transferred	—	(8,596)	8,596	—	14.54
Forfeited/canceled	—	(27,454)	(18,646)	(46,100)	14.65

Nonvested shares at December 31, 2014 (1)	42,882	516,437	647,690	1,207,009	$18.23

Granted
February 2015	—	15,847	9,720	25,567
May 2015	10,110	8,142	4,212	22,464
August 2015	—	5,607	25,148	30,755
November 2015	—	2,117	7,805	9,922

Total Granted	10,110	31,713	46,885	88,708	42.91
Vested	(17,628)	(57,711)	(138,119)	(213,458)	14.90
Transferred	—	(8,423)	8,423	—	17.81
Forfeited/canceled	—	(13,047)	(43,099)	(56,146)	16.29

Nonvested shares at December 31, 2015 (1)	35,364	468,969	521,780	1,026,113	$21.17

Unrecognized stock-based compensation expense as of December 31, 2015 (2)	$543	$8,698	$11,180	$20,421

Weighted average remaining vesting period (years) as of December 31, 2015	1.77	3.80	3.20	3.42

(1)	Nonvested RSU’s will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.42 years.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2015, 1,365,445 fully vested DSUs s remained outstanding. See “Amendments to Restricted Stock and SARs” section below and Note 13 – “Earnings Per Share” for additional information.

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

The ESPP Plan had 366,667 shares of common stock reserved and 307,184 and 341,356 shares of common stock available for issuance at December 31, 2015 and 2014, respectively. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP on the first day of each fiscal year beginning with the 2015 fiscal year, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the board. Pursuant to the provisions of the ESPP Plan, the board of directors determined a share reserve increase was not needed in 2015. At December 31, 2015, total unrecognized compensation cost related to the ESPP Plan was $71,000 and is expected to be recognized over a weighted average period of 0.37 years.

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

During the year ended December 31, 2013, employees of MMREIS exercised stock options through the issuance of notes receivable. Cash payments on notes receivable were presented as an increase in consolidated stockholders’ equity. Such notes bore interest at a rate of 5% or 6% per annum and were due in defined installments on various remaining dates through April 15, 2016, which was consistent with the vesting periods of the restricted common stock.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

There were no redemptions or cancelations of stock options during the year ended December 31, 2013.

MMREIS’s stock option activity consisted of the following:

	Year Ended December 31, 2013
	Shares Under Options	Weighted- Average Exercise Price
Options outstanding at beginning of year:	750	$28.86
Granted	—	—
Exercised	(750)	28.86

Options outstanding at end of year	—	$—

MMREIS’s restricted common stock activity consisted of the following:

	Year Ended December 31, 2013
	Restricted Stock	Weighted Average Grant Date Fair Value
Restricted common stock outstanding at beginning of year:	27,999	$23.67
Issued upon exercise of stock options	750	28.86
Exchange of common stock (1)	(28,749)	—

Restricted common stock outstanding at end of year	—	$—

Restricted common stock vested at end of year	—
Restricted common stock unvested at end of year	—

(1)	Exchanged for new Marcus & Millichap stock prior to the IPO. Refer to Note 9 – “Stockholders’ Equity” for additional information on the exchange of common stock.

MMREIS’s SARs activity consisted of the following:

Year Ended December 31, 2013
SARs outstanding at beginning of period:	28,733
Granted	—
Settled (1)	(28,733)

SARs outstanding at end of period	—

SARs vested at end of period	—

(1)	Prior to the IPO, outstanding SAR’s were settled by exchanging the SAR’s for DSU’s for 2,192,413 shares of the new Marcus & Millichap common stock and a fixed SAR’s liability amount. See Amendments to Restricted Stock and SARs below.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Summary of Stock-Based Compensation

Components of stock-based compensation included in selling, general and administrative expense in the consolidated statements of net and comprehensive income consisted of the following (in thousands, except common stock price):

	Year Ended December 31,
	2015	2014	2013
Restricted stock and SARs (prior to IPO)	$—	$—		$4,679
Stock based compensation in connection with IPO	—	—		30,886
Employee stock purchase plan	285	128		—
RSAs – non-employee directors	319	197		20
RSUs – employees	2,351	817		88
RSUs – independent contractors (1)	4,159	3,892		168

	$7,114	$5,034		$35,841

Common stock price at beginning of period	$33.25	$14.90		$—
Common stock price at end of period	$29.14	$33.25		$14.90
(Decrease) increase in stock price	$(4.11)	$18.35	$	n/a

(1)	The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered non-employees under ASC 718. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement. Stock-based compensation expense is therefore impacted by the changes in the Company’s common stock price during each reporting period.

11.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income before provision for income taxes:
United States	$116,448	$84,797	$22,684
Foreign	(3,080)	(1,814)	(743)

	$113,368	$82,983	$21,941

The provision (benefit) for income taxes consists of the following (in thousands):
Federal:
Current	$39,895	$28,452	$20,245
Deferred	(1,853)	(566)	(8,077)

	38,042	27,886	12,168

State:
Current	7,058	4,123	2,522
Deferred	1,918	1,443	(1,199)

	8,976	5,566	1,323

Foreign:
Current	—	—	244
Deferred	—	—	—

	—	—	244

	$47,018	$33,452	$13,735

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets, net consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014
Deferred tax assets:
Accrued expenses and bonuses	$1,787	$5,435
Bad debt and other reserves	2,178	2,009
Deferred compensation	15,405	8,872
Stock-based compensation	15,984	19,707
Deferred rent	1,735	1,321
Unrealized gain on foreign currency	—	56
Net operating and capital loss carryforwards .	1,281	680
Fixed assets and leasehold improvements	—	203
Other comprehensive income	382	—
State taxes	496	—

Deferred tax assets before valuation allowance	39,248	38,283
Valuation allowance	(1,311)	(728)

	$37,937	$37,555

Deferred Tax Liabilities:
Fixed assets and leasehold improvements	$(1,521)	$—
Prepaid expenses	(1,131)	(1,392)
Other comprehensive income	—	(113)
State taxes	—	(1,185)

	(2,652)	(2,690)

	$35,285	$34,865

As of December 31, 2015 and 2014, the Company had state and Canadian net operating and capital losses (“NOLs”) of approximately $5.7 million and $3.5 million, respectively, which will begin to expire in 2019. Certain limitations may be placed on NOLs as a result of “changes in control” as defined in Section 382 of the Internal Revenue Code. In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of the Company’s ability to offset taxable income. In addition, the utilization of these NOLs may be subject to certain limitations under state and foreign laws.

A valuation allowance is required when it is more-likely-than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax asset is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Management determined that as of December 31, 2015 and 2014, $1.3 million and $728,000, respectively, of the deferred tax assets related to state and Canadian losses do not satisfy the recognition criteria and therefore have recorded a valuation allowance for this amount. The valuation allowance for deferred tax assets was increased by $583,000, $442,000 and $86,000 during 2015, 2014 and 2013, respectively, and are primarily related to the Company’s Canadian operations.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate of 35% to income before provision for income taxes and consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax expense at the federal statutory rate of 35%	$39,679	$29,044	$7,679
State income tax expense, net of federal benefit	4,569	3,622	985
Effect of state tax rate change on deferred taxes	1,273	—	—
Permanent differences related to compensation charges, net of federal benefit	81	163	3,445
Change in valuation allowance	583	442	86
Differences due to tax-sharing agreement	—	—	1,265
Other	833	181	275

	$47,018	$33,452	$13,735

During the year ended December 31, 2015 and 2014, the Company recorded $10.1 million and $6.9 million, respectively, as a reduction to income tax payable, primarily in connection with the settlement of DSUs/RSUs/RSAs and IPO transaction costs, of which, $6.2 million and $5.2 million, respectively, was credited directly to additional paid-in capital in the accompanying consolidated balance sheets.

As of December 31, 2015 and 2014, the Company has no liabilities for unrecognized tax benefits and any related interest or penalties in the consolidated statements of net and comprehensive income.

The Company is subject to tax in various jurisdictions and, as a matter or ordinary course, the Company is subject to income tax examinations by the federal, state and foreign taxing authorities for the tax years 2010 to 2015. The Company is not currently under income tax examination by any taxing authorities.

The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.

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

Effective January 2014, the Company has its own defined contribution plan (the “Contribution Plan”) under Section 401(k) of the Internal Revenue Code (prior to January 2014 a Contribution Plan was provided by MMC),

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

for all eligible employees who have completed one month of service and have reached age 21. The Contribution Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Participants may contribute up to 100% of their annual eligible compensation, subject to IRS limitation and ERISA. The Company makes matching contributions of 50% on the first 8% of employee contributions per pay period up to a maximum of the employee’s compensation, up to a maximum of $4,000 per eligible employee per year. Company matching contributions aggregated $570,000, $429,000 and $321,000 for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

13.	Earnings per Share

Earnings per share information has not been presented for periods prior to the IPO on October 31, 2013. See Note 2 – “Accounting Policies” for additional information. Computation of basic and diluted earnings per share subsequent to the IPO for the years ended December 31, 2015 and 2014 and the period from October 31, 2013 through December 31, 2013 consisted of the following (in thousands, except per share data):

	Year Ended December 31,		Period from October 31, 2013 through December 31, 2013 (3)
	2015	2014
Numerator (Basic and Diluted):
Net income	$66,350	$49,531	$9,251

Denominator:
Basic
Weighted average common shares issued and outstanding	37,141	36,660	36,541
Deduct: Unvested RSAs (1)	(43)	(43)	(30)
Add: Fully vested DSUs (2)	1,750	2,234	2,276

Weighted Average Common Shares Outstanding	38,848	38,851	38,787

Basic earnings per common share	$1.71	$1.27	$0.24

Diluted
Weighted Average Common Shares Outstanding from above	38,848	38,851	38,787
Add: Dilutive effect of RSUs, RSAs & ESPP	314	127	28

Weighted Average Common Shares Outstanding	39,162	38,978	38,815

Diluted earnings per common share	$1.69	$1.27	$0.24

Antidilutive shares excluded from diluted earnings per common share (4)	79	817	—

(1)	RSAs were issued and outstanding to the non-employee directors and have a three year vesting term subject to service requirements. See Note 10 – “Stock-Based Compensation Plans” for additional information.
(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 9 – “Stockholders’ Equity” for additional information.
(3)	The year ended December 31, 2013 includes EPS data from October 31, 2013 through December 31, 2013.
(4)	Primarily pertaining to RSU grants to the Company’s independent contractors.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under non-cancelable operating leases for office facilities and automobiles with terms in excess of one year consisted of the following (in thousands):

December 31, 2015
2016	$17,200
2017	14,292
2018	12,492
2019	9,502
2020	8,629
Thereafter	17,637

$79,752

As of December 31, 2015 and 2014, deferred rent totaled $4.3 million and $3.1 million, respectively, and the noncurrent portion is included in defered rent and other liabilities and the current portion is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Rental expense was $17.8 million, $16.7 million and $15.7 million for the years ended December 31, 2015, 2014 and 2013, respectively and is included in selling, general, and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses.

The Company subleases certain office space to subtenants. The rental income received from these subleases is included as a reduction of rental expense and was not material for the years ended December 31, 2015, 2014 and 2013, respectively.

Credit Agreement

On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (“Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which would have originally matured on June 1, 2017. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. In connection with executing the Credit Agreement, the Company paid bank fees and other expenses in the aggregate amount of $224,000, which are being amortized over the term of the Credit Agreement. The Company must pay a commitment fee of up to 0.1% per annum, payable quarterly commencing on July 1, 2014, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying consolidated statements of net and comprehensive income was $130,000 and $76,000 during the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at December 31, 2015. Borrowings under the Credit Facility will bear interest, at the

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio.

The Credit Facility contains customary covenants, including financial and other covenants reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end on a rolling 4-quarter basis and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of December 31, 2015, the Company was in compliance with all financial and non-financial covenants.

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

Other

In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to its investment and sales financing professionals upon reaching certain performance goals. In January 2016, the Company advanced $950,000 to its investment sales and financing professionals that met their performance goals during 2015.

15.	Selected Quarterly Financial Data (Unaudited)

The Company’s real estate brokerage commissions and financing fees are seasonal, which can affect an investor’s ability to compare the Company’s financial condition and results of operation on a quarter-by-quarter basis. Historically, this seasonality has caused the Company’s revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. In addition, the Company’s gross margins are typically lower during the second half of each year due to its commission structure for some of its senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule whose commission rates generally increase as they meet certain production thresholds.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

	Three Months Ended
	Dec. 31 2015	Sep. 30 2015	Jun. 30 2015	Mar. 31 2015	Dec. 31 2014	Sep. 30 2014	Jun. 30 2014	Mar. 31 2014
	(in thousands, except per share data)
Consolidated Financial Statement Data:
Total revenues	$203,156	$165,876	$173,482	$146,541	$172,444	$150,889	$134,265	$114,590
Cost of services	129,664	102,010	105,557	86,158	109,836	92,269	79,601	68,396
Operating income	33,930	27,418	29,529	23,774	27,097	23,721	21,726	12,062
Net income	19,949	15,176	17,556	13,669	16,430	13,523	12,796	6,782
Earnings per share:
Basic	$0.51	$0.39	$0.45	$0.35	$0.42	$0.35	$0.33	$0.17
Diluted	$0.51	$0.39	$0.45	$0.35	$0.42	$0.35	$0.33	$0.17

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report with respect to the quarter ended September 30, 2013 on Form 10-Q filed on November 22, 2013).

3.2	Amended and Restated Bylaws of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report with respect to the quarter ended September 30, 2013 on Form 10-Q filed on November 22, 2013).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.1	Form of Contribution Agreement by and among Marcus & Millichap, Inc., Marcus & Millichap Company, and certain other shareholders of Marcus & Millichap Real Estate Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.2	Form of Debt-for-Equity Exchange Agreement by and among Marcus & Millichap Company, George M. Marcus, William A. Millichap, The Donald and Beverly Lorenz Living Trust, and Lorenz Capital Assets, L.P., and with respect to certain sections therein, Marcus & Millichap, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.3	Separation and Distribution Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.4	Tax Matters Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.5	Transition Services Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.6†	President and Chief Executive Officer Employment Agreement by and between Marcus & Millichap Real Estate Investment Services, Inc. and John J. Kerin, dated July 1, 2010.(incorporated by reference to Exhibit 10.6 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.7†	Form of Indemnification Agreement by and between Marcus & Millichap, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.8†	2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.9†	Form of Deferred Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.10†	Form of Stock Option Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

Number	Description

10.11†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.12†	Form of Restricted Stock Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.13†	Form of Amendment, Restatement and Freezing of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.14†	Form of Amendment, Restatement and Freezing of Stock Appreciation Rights Agreement (Section 409A grandfathered) (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.15†	Form of Sale Restriction Agreement (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.16†	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 28, 2013).

10.17†	Amendment to Exhibit A to Employment Agreement dated July 1, 2010, by and between John J. Kerin and Marcus & Millichap, Inc. dated as of March 19, 2014 (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 21, 2014).

10.18†	Executive Short-Term Incentive Plan, dated March 13, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 17, 2014).

10.19	Credit Agreement, by and between Marcus & Millichap, Inc. and Wells Fargo Bank, National Association dated as of June 1, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014).

10.20	First Amendment to Credit Agreement, between the Company and Wells Fargo Bank, National Association dated as of August 21, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 9, 2015).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished, not filed.