Form 10-Q
period 2016-03-31
Marcus & Millichap, Inc.
filed 2016-05-09
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of common stock, par value $0.0001 per share, of the registrant issued outstanding as of May 2, 2016 was 37,568,389 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$76,934	$96,185
Commissions receivable	2,860	3,342
Prepaid expenses	5,448	7,542
Income tax receivable	3,341	4,049
Marketable securities, available-for-sale	75,112	79,860
Other assets, net	3,847	5,136

Total current assets	167,542	196,114
Prepaid rent	10,176	9,075
Property and equipment, net	12,446	11,579
Marketable securities, available-for-sale	57,008	54,395
Assets held in rabbi trust	6,985	5,661
Deferred tax assets, net	33,442	35,285
Other assets	9,983	9,116

Total assets	$297,582	$321,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,820	$9,135
Notes payable to former stockholders	939	939
Commissions payable	21,072	34,091
Accrued bonuses and other employee related expenses	9,036	30,846

Total current liabilities	39,867	75,011
Deferred compensation and commissions	38,952	43,678
Notes payable to former stockholders	9,671	9,671
Deferred rent and other liabilities	4,152	3,875

Total liabilities	92,642	132,235

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 37,568,389 and 37,396,456 at March 31, 2016 and December 31, 2015, respectively	4	4
Additional paid-in capital	80,999	80,591
Stock notes receivable from employees	(4)	(4)
Retained earnings	122,757	107,942
Accumulated other comprehensive income	1,184	457

Total stockholders’ equity	204,940	188,990

Total liabilities and stockholders’ equity	$297,582	$321,225

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Real estate brokerage commissions	$153,664	$134,193
Financing fees	8,733	8,031
Other revenues	1,875	4,317

Total revenues	164,272	146,541

Operating expenses:
Cost of services	96,153	86,158
Selling, general, and administrative expense	42,255	35,829
Depreciation and amortization expense	1,006	780

Total operating expenses	139,414	122,767

Operating income	24,858	23,774
Other income (expense), net	230	125
Interest expense	(391)	(583)

Income before provision for income taxes	24,697	23,316
Provision for income taxes	9,882	9,647

Net income	14,815	13,669
Other comprehensive income:
Unrealized gain on marketable securities, net of tax of $450 and $126 for the three months ended March 31, 2016 and 2015, respectively	680	188
Foreign currency translation gain, net of tax of $0 and $117 for the three months ended March 31, 2016 and 2015, respectively	47	173

Total other comprehensive income	727	361

Comprehensive income	$15,542	$14,030

Earnings per share:
Basic	$0.38	$0.35
Diluted	$0.38	$0.35
Weighted average common shares outstanding:
Basic	38,891	39,029
Diluted	38,956	39,152

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings		Total
	Shares	Amount	Shares	Amount				Accumulated Other Comprehensive Income

Balance as of December 31, 2015	—	$—	37,396,456	$4	$80,591	$(4)	$107,942	$457	$188,990

Net and comprehensive income	—	—	—	—	—	—	14,815	727	15,542

Stock-based award activity
Stock-based compensation	—	—	—	—	1,325	—	—	—	1,325
Issuance of common stock for vesting of restricted stock units	—	—	211,356	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(39,423)	—	(1,084)	—	—	—	(1,084)
Windfall tax benefit from stock-based award activity	—	—	—	—	167	—	—	—	167

Balance as of March 31, 2016	—	$—	37,568,389	$4	$80,999	$(4)	$122,757	$1,184	$204,940

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$14,815	$13,669
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,006	780
Provision for bad debt expense	16	21
Stock-based compensation	1,325	1,907
Deferred taxes, net	1,393	1,306
Net realized losses (gains) on marketable securities, available-for-sale	155	(74)
Tax benefit from stock-based award activity	167	4,739
Excess tax benefit from stock-based award activity	(167)	(4,739)
Other non-cash items	130	280
Changes in operating assets and liabilities:
Commissions receivable	482	(1,179)
Prepaid expenses	2,094	3,349
Prepaid rent	(1,101)	(68)
Assets held in rabbi trust	(1,263)	(1,244)
Other assets	349	(1,694)
Accounts payable and accrued expenses	(16)	1,026
Income tax receivable (payable)	708	(3,045)
Commissions payable	(13,019)	(11,292)
Accrued bonuses and other employee related expenses	(21,611)	(19,042)
Deferred compensation and commissions	(4,763)	(2,625)
Deferred rent obligation and other liabilities	277	(68)

Net cash used in operating activities	(19,023)	(17,993)
Cash flows from investing activities
Purchases of marketable securities, available-for-sale	(14,024)	(13,849)
Proceeds from sales and maturities of marketable securities, available-for-sale	17,137	3,722
Issuances of employee notes receivable	(92)	(48)
Purchase of property and equipment	(2,332)	(954)

Net cash provided by (used in) investing activities	689	(11,129)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(1,084)	(716)
Excess tax benefit from stock-based award activity	167	4,739

Net cash (used in) provided by financing activities	(917)	4,023

Net decrease in cash and cash equivalents	(19,251)	(25,099)
Cash and cash equivalents at beginning of period	96,185	149,159

Cash and cash equivalents at end of period	$76,934	$124,060

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information
Interest paid during the period	$15	$15

Income taxes paid, net	$7,614	$6,648

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$199	$208

Change in property and equipment included in accounts payable and accrued expenses	$(299)	$191

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business, basis of presentation and recent accounting pronouncements

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of March 31, 2016, MMI operates 79 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

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

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed on March 15, 2016 with the SEC. The results of the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016, or for other interim periods or future years.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company derives its revenues from a broad range of real estate investors, owners and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company performs ongoing credit evaluations of its customers and debtors and requires collateral on a case-by-case basis. The Company maintains allowances, as

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three months ended March 31, 2016 and 2015, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and therefore do not expose the Company to significant credit risk.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the current revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for transfer to customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Following FASB’s finalization of a one year deferral of ASU 2014-09, the ASU is now effective for reporting periods beginning after December 15, 2017 and early adoption is permitted as of the original effective date. ASU 2014-09 permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For the Company, the new standard will be effective January 1, 2018. The Company does not have multiple-element arrangements, variable consideration, licenses and long-term contracts with customers. Accordingly, the Company does not expect this standard to have a significant effect on its revenue recognition. The Company is currently evaluating the impact of this new standard and will select a transition method when the effect is determined.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Currently, there is no guidance under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, the Company will be required to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2017. The Company does not anticipate that the adoption will have an impact on the Company’s condensed consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company is still evaluating the impact of the new standard. It is anticipated that the Company will be required to adopt the new standard in 2019 and the Company’s condensed consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases, the amount of which and potential impact on the condensed consolidated statements of net and comprehensive income and condensed consolidated statements of cash flows has yet to be determined. As of March 31, 2016, the Company has future operating lease obligations for autos and office spaces, which aggregate approximately $84.8 million. Accordingly, we anticipate that the adoption of the new standard will have a material impact on the Company’s condensed consolidated balance sheet.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The FASB affirmed changes to the accounting for share-based payment awards issued to employees in the following areas:

1.	Accounting for income taxes upon vesting or settlement of awards

2.	Presentation of excess tax benefits on the statement of cash flows

3.	Accounting for forfeitures

4.	Minimum statutory withholding requirements

5.	Presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet minimum statutory withholding requirements

6.	Private company practical expedients

ASU 2016-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of ASU 2016-09. Since the Company issues stock-based awards to its employees and independent contractors and has recognized windfall tax benefits in additional paid in capital, it is anticipated that the ASU, when adopted, will impact (i) the Company’s provision for income taxes, and therefore net and comprehensive income and related earnings per share amounts, (ii) amounts presented in the condensed consolidated statement of stockholders’ equity and condensed consolidated statements of cash flows and (iii) to a lesser extent the timing of our stock-based compensation expense. See Note 9 – “Stock-Based Compensation Plans” for additional information.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Computer software and hardware equipment	$11,342	$10,973
Furniture, fixtures, and equipment	17,682	17,047
Less: accumulated depreciation and amortization	(16,578)	(16,441)

	$12,446	$11,579

During the three months ended March 31, 2016 and 2015, the Company wrote off approximately $1.0 million and $1.1 million, respectively, of fully depreciated computer software and hardware and furniture, fixtures and equipment.

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

3.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current		Non-Current
	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015
Due from independent contractors, net (1) (2)	$1,696	$2,545	$8,325	$7,358
Security deposits	—	—	1,340	1,425
Employee notes receivable (3)	153	224	122	158
Customer trust accounts and other	1,998	2,367	196	175

	$3,847	$5,136	$9,983	$9,116

(1)	Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years.
(2)	Includes allowance for doubtful accounts related to current receivables of $321 and $359 as of March 31, 2016 and December 31, 2015, respectively. The Company recorded a provision for bad debt expense of $16 and $21 and wrote off $54 and $6 of these receivables for the three months ended March 31, 2016 and 2015, respectively.
(3)	See Note 6 – “Related-Party Transactions” for additional information.

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
SARs liability	$21,628	$21,399
Commissions payable to investment sales and financing professionals	10,751	17,015
Deferred compensation liability	6,573	5,264

	$38,952	$43,678

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SARs Liability

Prior to the IPO, certain employees of the Company were granted stock appreciation rights (“SARs”) under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen at March 31, 2013, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in installments upon retirement or termination from service. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rates at January 1, 2016 and 2015 were 4.273% and 4.173%, respectively. MMI recorded interest expense related to this liability of $229,000 and $214,000, for the three months ended March 31, 2016 and 2015, respectively.

Commissions Payable

Certain investment sales professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. These commissions are recognized as cost of services in the period in which they are earned. The Company has the ability to defer payment of certain commissions, at its election, for up to three years. Commissions payable that are not expected to be paid within twelve months are classified as long-term.

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

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation obligation, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	March 31,
	2016	2015
Increase in the carrying value of the assets held in the rabbi trust (1)	$34	$115

Increase in the carrying value of the deferred compensation obligation (2)	$37	$101

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	March 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasuries	$61,040	$7	$(1)	$61,046	$62,343	$—	$(71)	$62,272
U.S. Government Sponsored Entities	14,068	—	(2)	14,066	17,571	—	(12)	17,559
Asset-backed securities and other	—	—	—	—	29	—	—	29

	$75,108	$7	$(3)	$75,112	$79,943	$—	$(83)	$79,860

Long-term investments:
U.S. Treasuries	$18,333	$103	$(2)	$18,434	$15,283	$—	$(112)	$15,171
U.S. Government Sponsored Entities	10,943	16	(9)	10,950	12,107	—	(85)	12,022
Corporate debt securities	16,799	289	(155)	16,933	17,219	5	(519)	16,705
Asset-backed securities and other	10,752	55	(116)	10,691	10,649	—	(152)	10,497

	$56,827	$463	$(282)	$57,008	$55,258	$5	$(868)	$54,395

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	March 31, 2016		December 31, 2015
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(274)	$39,046	$(951)	$129,117

12 months or longer	$(11)	$426	$—	$—

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	March 31,
	2016	2015
Gross realized gain (1)	$—	$77

Gross realized loss (1)	$(155)	$(3)

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined on the specific identification method.

The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration, duration management and when a security no longer meets the criteria of the Company’s investment policy. During the three months ended March 31, 2016, the Company sold one security for a loss of $152,000 which no longer met the requirement of its investment policy.

As of March 31, 2016, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$75,108	$75,112	$79,943	$79,860
Due after one year through five years	30,785	30,846	28,634	28,465
Due after five years through ten years	17,835	17,983	18,020	17,466
Due after ten years	8,207	8,179	8,604	8,464

	$131,935	$132,120	$135,201	$134,255

Weighted average contractual maturity	3.2 years		3.3 years

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

5.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by these former stockholders (“the Notes”), which had been previously assumed by MMC, were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments and a final principal payment due during the second quarter of 2020.

Accrued interest pertaining to the Notes consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued interest (1)	$501	$367

(1)	Recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Interest expense pertaining to the Notes consisted of the following (in thousands):

	March 31,
	2016	2015
Interest expense	$133	$144

6.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC whereby the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company acquires the services separately. During the three months ended March 31, 2016 and 2015, the Company incurred $70,000 and $50,000 under the TSA. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. As of March 31, 2016 and December 31, 2015, $32,000 and $96,000, respectively, remains unpaid and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended March 31, 2016 and 2015, the Company recorded real estate brokerage commissions and financing fees of $1.6 million and $1.0 million, respectively, from subsidiaries of MMC related to these services. The Company incurred cost of services of $944,000 and $627,000, respectively, related to these revenues.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease with MMC

The Company has an operating lease with MMC for a single story office building located in Palo Alto, California, which was amended in 2016 to extend the expiration date to May 31, 2022. Rent expense for this lease totaled $253,000 and $109,500 for the three months ended March 31, 2016 and 2015, respectively. Rent expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Other

The Company makes advances to non-executive employees from time-to-time. At March 31, 2016 and December 31, 2015, the aggregate principal amount for employee loans outstanding was $275,000 and $382,000, respectively, which is included in other assets, net current and other assets non-current captions in the accompanying condensed consolidated balance sheets.

As of March 31, 2016, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned 55.5% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC (“Phoenix”) and the George and Judy Marcus Family Foundation.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments carried at fair value are categorized into one of the three categories described above and consisted of the following (in thousands):

	March 31, 2016				December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets held in rabbi trust	$6,985	$—	$6,985	$—	$5,661	$—	$5,661	$—

Money market funds (1)	$49,477	$49,477	$—	$—	$5,987	$5,987	$—	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. Treasuries	$61,046	$61,046	$—	$—	$62,272	$62,272	$—	$—
U.S. Government Sponsored Entities	14,066	—	14,066	—	17,559	—	17,559	—
Asset-backed securities and other	—	—	—	—	29	—	29	—

	$75,112	$61,046	$14,066	$—	$79,860	$62,272	$17,588	$—

Long-term investments:
U.S. Treasuries	$18,434	$18,434	$—	$—	$15,171	$15,171	$—	$—
U.S. Government Sponsored Entities	10,950	—	10,950	—	12,022	—	12,022	—
Corporate debt securities	16,933	—	16,933	—	16,705	—	16,705	—
Asset-backed securities and other	10,691	—	10,691	—	10,497	—	10,497	—

	$57,008	$18,434	$38,574	$—	$54,395	$15,171	$39,224	$—

(1)	Included in cash and cash equivalents.

There were no transfers in or out of Level 1 and Level 2 during the three months ended March 31, 2016 and 2015.

Assets and Liabilities not Measured at Fair Value

The Company’s cash and cash equivalents, commissions receivable, amounts due from employees (included in other assets, net current and other assets non-current captions) and sales and financing professionals (included in other assets caption), accounts payable and accrued expenses and commissions payable are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms which approximate current market rates and are considered to be in the Level 1 classification.

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

Common Stock

As of March 31, 2016 and December 31, 2015, there were 37,568,389 and 37,396,456 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee directors, respectively. See Note 11 – “Earnings Per Share” for additional information.

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

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2016 and December 31, 2015, there were no preferred shares issued or outstanding.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of March 31, 2016, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and (losses) of available-for- sale securities	Foreign currency translation (2)	Total
Beginning balance, December 31, 2015	$(568)	$1,025	$457
Other comprehensive income before reclassifications	762	47	809
Amounts reclassified from accumulated other comprehensive income (1)	(82)	—	(82)

Net current-period other comprehensive income	680	47	727

Ending balance, March 31, 2016	$112	$1,072	$1,184

(1)	Included as a component of other income (expense), net in the condensed consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
(2)	The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

9.	Stock-Based Compensation Plans

2013 Omnibus Equity Incentive Plan

In October 2013, the board of directors adopted the 2013 Plan, which became effective upon the Company’s IPO. The 2013 Plan, in general, authorizes for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance units and performance shares to the Company’s and subsidiary corporations’ employees, independent contractors, directors and consultants. Grants are made from time to time by the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual.

Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were reserved for the issuance of awards under the 2013 Plan. Pursuant to the automatic increase provided for in the 2013 Plan, the board of directors have approved share reserve increases aggregating 2,200,000. At March 31, 2016, there were 4,413,337 shares available for future grants under the Plan.

Awards Granted in Connection with the IPO

In November 2013, MMI issued the following equity awards under the 2013 Plan: (i) Deferred stock units (“DSUs”) for an aggregate of 2,192,413 shares granted as replacement awards related to the prior SARs program to the MMREIS managing directors and (ii) DSUs for 83,334 shares granted to the Company’s Co-chairman of the board of directors, William A. Millichap. The DSU’s are fully vested and shares will be issued ratably over 5 years (see “Amendments to Restricted Stock and SARs” section below). In addition, 30,000 shares, in the form of RSAs, were granted to the Company’s non-employee directors. The shares vest ratably over 3 years. All the above awards were granted based on the IPO price of $12.00.

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

During the three months ended March 31, 2016, 211,356 shares of RSUs vested and 39,423 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The amount remitted to the tax authorities for the employees’ tax obligation was reflected in the taxes paid related to net share settlement of stock-based awards caption in the financing section of the condensed consolidated statements of cash flows. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2016 and year ended December 31, 2015, the Company recorded windfall tax benefits, net in the amount of $167,000 and $6.2 million, respectively, resulting from settlement of stock-based award activity. Such windfall tax benefits, net are excluded from the provision for income taxes, and included as a component of additional paid-in capital in the accompanying condensed consolidated balance sheets and in cash flows provided by (used in) financing activities in the accompanying condensed consolidated statement of cash flows.

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2015	35,364	468,969	521,780	1,026,113	$21.17

Granted
February 2016	—	172,496	8,856	181,352
March 2016	—	30,000	—	30,000

Total Granted	—	202,496	8,856	211,352	22.98
Vested	—	(98,144)	(113,212)	(211,356)	18.88
Transferred	—	—	—	—	—
Forfeited/canceled	—	(6,300)	(1,236)	(7,536)	17.91

Nonvested shares at March 31, 2016 (1)	35,364	567,021	416,188	1,018,573	$22.05

Unrecognized stock-based compensation expense as of March 31, 2016 (2)	$454	$12,377	$9,154	$21,985

Weighted average remaining vesting period (years) as of March 31, 2016	1.57	4.03	3.00	3.55

(1)	Nonvested RSU’s will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.55 years.

As of March 31, 2016, 1,365,445 fully vested DSUs remained outstanding.

Employee Stock Purchase Plan

In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“ESPP Plan”). The ESPP Plan qualifies under Section 423 of the IRS Code and provides for consecutive, non-overlapping 6-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. The first offering period began on May 15, 2014. Qualifying employees may purchase shares of the Company’s stock at a 10% discount based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations. The Company determined that the ESPP Plan was a compensatory plan and is required to expense the fair value of the awards over each 6-month offering period.

The ESPP Plan had 366,667 shares of common stock reserved and 307,184 shares of common stock available for issuance for each of the periods at March 31, 2016 and December 31, 2015. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP. Pursuant to the provisions of the ESPP Plan, the board of directors determined a share reserve increase was not needed in 2015. At March 31, 2016, total unrecognized compensation cost related to the ESPP Plan was $24,000 and is expected to be recognized over a weighted average period of 0.12 years.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amendments to Restricted Stock and SARs

Restricted Stock

In connection with the IPO, the formula settlement value of all outstanding shares of stock held by the plan participants was removed, and all such shares of stock are subject to sales restrictions that lapse at a rate of 20% per year for five years if the participant remains employed by the Company. In the event of death or termination of employment after reaching the age of 67, 100% of the shares of stock will be released from the resale restriction. 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company.

SARs

Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, which will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled.

Summary of Stock-Based Compensation

Components of stock-based compensation included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income consisted of the following (in thousands, except common stock price):

	Three Months Ended March 31,
	2016	2015
Employee stock purchase plan	48	$62
RSAs – non-employee directors	89	59
RSUs – employees	658	527
RSUs – independent contractors (1)	530	1,259

	$1,325	$1,907

Common stock price at beginning of period	$29.14	$33.25
Common stock price at end of period	$25.39	$37.48
(Decrease) increase in stock price	$(3.75)	$4.23

(1)	The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered non-employees under ASC 718. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement. Stock-based compensation expense is therefore impacted by the changes in the Company’s common stock price during each reporting period.

10.	Income Taxes

The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any. The difference between the statutory tax rate and the Company’s effective tax rate is largely attributable to state income taxes and a full valuation allowance with respect to the deferred tax assets of the Company’s Canadian operations.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015, respectively (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator (Basic and Diluted):
Net income	$14,815	$13,669

Denominator:
Basic
Weighted average common shares issued and outstanding	37,561	37,066
Deduct: Unvested RSAs (1)	(35)	(43)
Add: Fully vested DSUs (2)	1,365	2,006

Weighted Average Common Shares Outstanding	38,891	39,029

Basic earnings per common share	$0.38	$0.35

Diluted
Weighted Average Common Shares Outstanding from above	38,891	39,029
Add: Dilutive effect of RSUs, RSAs & ESPP	65	123

Weighted Average Common Shares Outstanding	38,956	39,152

Diluted earnings per common share	$0.38	$0.35

Antidilutive shares excluded from diluted earnings per common share (3)	417	479

(1)	RSAs were issued and outstanding to the non-employee directors and have a three year vesting term subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 8 – “Stockholders’ Equity” for additional information.
(3)	Primarily pertaining to RSU grants to the Company’s independent contractors.

12.	Commitments and Contingencies

Credit Agreement

On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (“Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which, as amended, matures on June 1, 2018. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at March 31, 2016. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio. In connection with executing the Credit Agreement, as amended the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company must pay a commitment fee of up to 0.1% per annum, payable quarterly commencing on July 1, 2014, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $30,000 and $34,000 during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there were no amounts outstanding under the Credit Agreement.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end both on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of March 31, 2016, the Company was in compliance with all financial and non-financial covenants.

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. While the ultimate liability for these legal proceeding cannot be determined, the Company reviews the need for its accrual for loss contingencies quarterly and records an accrual for litigation related losses where the likelihood of loss is both probable and estimable. The Company believes that the ultimate resolution of the legal proceedings will not have a material adverse effect on its financial condition or results of operations. The Company accrues legal fees for litigation as the legal services are provided.

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

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with SEC on March 15, 2016, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years.

As of March 31, 2016, we had approximately 1,600 investment sales and financing professionals operating in 79 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three months ended March 31, 2016, we closed 2,038 sales, financing and other transactions with total volume of approximately $9.6 billion. During the year ended December 31, 2015, we closed 8,715 sales, financing and other transactions with total volume of approximately $37.8 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For the three months ended March 31, 2016, approximately 94% of our revenues were generated from real estate brokerage commissions, 5% from financing fees and 1% from other revenues. During the year ended December 31, 2015, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues, including consulting and advisory services.

We divide commercial real estate into four major market segments, characterized by price:

•	Properties with prices less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Institutional market: properties priced from $20 million and above.

Our strength is in serving private clients in the $1-$10 million private client market segment, which contributed approximately 68% and 71% of our real estate brokerage commissions during the three months ended March 31, 2016 and 2015. The following table sets forth the number of transactions, sales volume and revenue by commercial real estate market segment for real estate brokerage:

	Three Months Ended March 31,
	2016			2015			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	253	$159	$6,591	264	$159	$6,677	(11)	$—	$(86)
Private Client Market ($1 - $10 million)	1,112	3,585	104,469	1,004	3,321	95,159	108	264	9,310
Middle Market (≥$10 - $20 million)	73	1,002	17,053	68	954	17,777	5	48	(724)
Institutional Market (≥$20 million)	61	2,780	25,551	38	1,699	14,580	23	1,081	10,971

	1,499	$7,526	$153,664	1,374	$6,133	$134,193	125	$1,393	$19,471

We continue to increase our presence in the United States and Canada through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape opportunities where we believe the markets will benefit from our business model. The following charts set forth the percentage of transactions by region for real estate brokerage.

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

Economic and commercial real estate market conditions

Our business is dependent on economic conditions and the demand for commercial real estate and related services in the markets in which we operate. Changes in the economy on a national, regional or local basis can have a positive or a negative impact on our business. Fluctuations in acquisition and disposition activity, as well as general commercial real estate investment activity, can impact commissions for arranging such transactions, as well as impacting fees for arranging financing for acquirers and property owners that are seeking to recapitalize their existing properties. Despite stock market and commodity price volatility during the first quarter of 2016, we believe an attractive investment backdrop continues in the $1-$10 million private client commercial real estate market segment. We saw growth in both transactions and sales volume over the first quarter of 2015. Driving this activity is the current strength of the general economy and commercial real estate fundamentals as compared to other asset classes. We saw stability in property fundamentals across all property types and construction balanced with strong demand for space.

Credit and liquidity in the financial markets

Because real estate purchases are often financed with debt, credit and liquidity issues in the financial markets have a direct impact on flow of capital to the commercial real estate markets and as a result impact transaction activity and prices. We continue to see disciplined underwriting from lenders as well as ample liquidity in the market. However, we have seen transactions taking longer to close in late 2015 and into 2016. We believe the additional diligence results in a more stable environment for investors with capital continuing to be available for properties with good fundamentals.

Fluctuations in interest rates

Changes in interest rates as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely or positively affect the operations and income potential of commercial real estate properties, as well as the demand from investors for commercial real estate investments. In particular, increased interest rates may cause prices to decrease due to the increased costs of obtaining financing and could lead to decreases in purchase and sale activities, thereby reducing the amounts of investment sales and loan originations. In contrast, decreased interest rates will generally decrease the costs of obtaining financing, which could lead to increases in purchase and sales activities. Mixed indications from the Federal Reserve about interest rates and global concerns about growth have created uncertainty about short-term and long-term interest rates. Despite this uncertainty, financing costs for commercial real estate investments, generally, have not significantly increased and we believe continue to support an active real estate market.

Demand for investment in commercial real estate

The willingness of investors to invest in or sell commercial real estate is affected by factors beyond our control, including the performance of real estate assets when compared with the performance of other investments. Currently, commercial real estate yields remain compelling for investors in all market segments. The continued strong economic fundamentals of commercial real estate coupled with the current interest rate environment continues to support an asset class with compelling yields compared to other investment assets, such as stocks or bonds. Investors looking to reap the gains of the current cycle and those seeking diversified investment options continue to support market demand and therefore demand for our brokerage and financing service offerings.

Seasonality

Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has generally caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted both positively and negatively by major economic or political events impacting investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger property buyers, to name a few. Private client investors may accelerate or delay transactions due to personal or business related reasons unrelated to economic events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually in which higher commissions are paid for higher sales volumes. Our historical pattern of seasonality may or may not continue to the same degree experienced in prior years.

Operating Segments

Management has determined that each of the Company’s offices represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial statement purposes. The Company’s financing operations do not meet the thresholds to be presented as a separate reportable segment.

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

Selling, general & administrative expenses

The largest expense component within selling, general and administrative expenses is personnel expenses for our non-competitive management team and sales and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to non-employee directors, employees and independent contractors (i.e. investment sales and financing professionals) under the 2013 Omnibus Equity Incentive Plan (“2013 Plan”) and the 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”).

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

Provision for Income Taxes

We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions. Our provision for income taxes excludes the windfall benefits from shares issued in connection with our 2013 Plan and 2013 ESPP Plan.

Key Metrics

Transaction Activity by Property Type

We have a long history and significant expertise in our core property types of multifamily, retail, office and industrial. We have expanded our expertise in the specialty property types by hiring and assigning specialty directors to coordinate our national presence in these property types and expand our market share. The following table sets forth the number and sales volume (dollars in billions) of investment sales, financing and other transactions as of March 31, 2016 compared to the same period in 2015 by property type:

	Three Months Ended March 31,
	2016		2015		Change
	Number	Volume	Number	Volume	Number	Volume
Core Property Types:
Multifamily	725	$4.2	729	$3.9	(4)	$0.3
Retail	842	2.6	720	2.4	122	0.2
Office	123	0.5	114	0.5	9	—
Industrial	62	0.3	69	0.2	(7)	0.1

Total Core Property Types	1,752	$7.6	1,632	$7.0	120	$0.6

Specialty Property Types:
Seniors Housing	16	$0.7	20	$0.1	(4)	0.6
Hospitality	58	0.4	44	0.2	14	0.2
Self-Storage	52	0.4	56	0.3	(4)	0.1
Manufactured Housing	39	0.2	21	0.1	18	0.1
Land	57	0.1	54	0.1	3	—
Mixed - Use / Other	64	0.2	50	0.3	14	(0.1)

Total Specialty Property Types	286	$2.0	245	$1.1	41	$0.9

	2,038	$9.6	1,877	$8.1	161	$1.5

Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the three months ended March 31, 2016 and 2015, we closed more than 2,000 and 1,800 sales, financing and other transactions with total volume of approximately $9.6 billion and $8.1 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Three Months Ended March 31,
Real Estate Brokerage	2016	2015
Average Number of Sales Professionals	1,477	1,424
Average Number of Transactions per Investment Sales Professional	1.01	0.96
Average Commission per Transaction	$102,511	$97,666
Average Commission Rate	2.04%	2.19%
Average Transaction Size (in thousands)	$5,020	$4,464
Total Number of Transactions	1,499	1,374
Total Sales Volume (in millions)	$7,526	$6,134

	Three Months Ended March 31,
Financing	2016	2015
Average Number of Financing Professionals	97	83
Average Number of Transactions per Financing Professional	3.81	3.75
Average Fee per Transaction	$23,603	$25,823
Average Fee Rate	0.84%	0.91%
Average Transaction Size (in thousands)	$2,798	$2,826
Total Number of Transactions	370	311
Total Dollar Volume (in millions)	$1,035	$879

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2016 and 2015. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Comparison of Three Months Ended March 31, 2016 and 2015

Below are key operating results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended March 31,	Percentage of	Three Months Ended March 31,	Percentage of	Change
	2016	Revenue	2015	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$153,664	93.5%	$134,193	91.6%	$19,471	14.5%
Financing fees	8,733	5.3	8,031	5.5	702	8.7
Other revenues	1,875	1.2	4,317	2.9	(2,442)	(56.6)

Total revenues	164,272	100.0	146,541	100.0	17,731	12.1

Operating expenses:
Cost of services	96,153	58.5	86,158	58.8	9,995	11.6
Selling, general, and administrative expense	42,255	25.7	35,829	24.5	6,426	17.9
Depreciation and amortization expense	1,006	0.7	780	0.5	226	29.0

Total operating expenses	139,414	84.9	122,767	83.8	16,647	13.6

Operating income	24,858	15.1	23,774	16.2	1,084	4.6
Other income (expense), net	230	0.1	125	0.1	105	84.0
Interest expense	(391)	(0.2)	(583)	(0.4)	192	(32.9)

Income before provision for income taxes	24,697	15.0	23,316	15.9	1,381	5.9
Provision for income taxes	9,882	6.0	9,647	6.6	235	2.4

Net income	$14,815	9.0%	$13,669	9.3%	$1,146	8.4%

Adjusted EBITDA (1)	$27,167	16.5%	$26,251	17.9%	$916	3.5%

Earnings per share:
Basic	$0.38		$0.35
Diluted	$0.38		$0.35
Weighted average common shares outstanding:
Basic	38,891		39,029
Diluted	38,956		39,152

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $164.3 million for the three months ended March 31, 2016 compared to $146.5 million for the same period in 2015, an increase of $17.7 million, or 12.1%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed substantially all of the total increase. Increased financing fees, offset by a decrease in other revenues contributed the remaining change in total revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $153.7 million for the three months ended March 31, 2016 from $134.2 million for the same period in 2015, an increase of $19.5 million, or 14.5%. The increase was driven by a combination of the growth in the number of investment sales transactions (9.1%) and average transaction size (12.5%), partially offset by a decrease in average commission rates (15 basis points or 6.7%) due to a larger proportion of our transactions closed in the ≥$20 million institutional market segment, which generate lower commission rates.

Financing fees. Revenues from financing fees increased to $8.7 million for the three months ended March 31, 2016 from $8.0 million for the same period in 2015, an increase of $0.7 million or 8.7%. The increase was driven by an increase in the number of loan transactions (19.0%) due to an increase in the number of financing professionals combined with an increase in their productivity levels, partially offset by a decrease in average commission per transaction (8.6%) due in part to fees from certain larger loan transactions during the three months ended March 31, 2016 as compared to the same period in 2015. Larger loan transactions generally earn a lower fee percentage.

Other revenues. Other revenues decreased to $1.9 million for the three months ended March 31, 2016 from $4.3 million for the same period in 2015, a decrease of $2.4 million or (56.6)%. The decrease was primarily driven by a decrease in consulting and advisory services during the three months ended March 31, 2016 as compared to the same period in 2015.

Total operating expenses

Our total operating expenses were $139.4 million for the three months ended March 31, 2016 compared to $122.8 million for the same period in 2015, an increase of $16.6 million, or 13.6%. Expenses increased primarily due to an increase in cost of services, which is predominantly variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

Cost of services. Cost of services for the three months ended March 31, 2016 increased approximately $10.0 million, or 11.6% to $96.2 million from $86.2 million for the same period in 2015. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues decreased to 58.5% for the three months ended March 31, 2016 compared to 58.8% for the same period in 2015 primarily due to a reduction in referral fees.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2016 increased $6.4 million, or 17.9%, to $42.3 million from $35.8 million for the same period in 2015. The increase was primarily due to (i) a $2.4 million increase in sales and promotional marketing expenses to support increased sales activity and our annual sales recognition event; (ii) a $1.7 million increase in facilities expenses due to expansion of existing offices; (iii) a $1.6 million increase in salaries and related benefits as a result of increases in headcount in corporate and sales office support in connection with our growth and expansion of services supporting our investment sales and financing professionals; (iv) a $0.8 million increase in legal costs and accruals, partly driven by a settlement with an insurance carrier during the three months ended March 31, 2015, which reduced legal costs in that period; and (v) a $0.5 million increase in other expense categories, net, primarily driven by our expansion and growth. The increases were partially offset by a $0.6 million decrease in stock-based compensation expense.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1.0 million for the three months ended March 31, 2016 from $0.8 million for the same period in 2015, an increase of $0.2 million, or 29.0%.

Other income (expense), net

Other income (expense), net increased to $0.2 million for the three months ended March 31, 2016 from $0.1 for the same period in 2015. The increase was primarily driven by foreign currency gains related to our Canadian operations and interest income on our investments in marketable securities, available-for-sale. The increase was partially offset by realized losses on our investments in marketable securities, available-for-sale, due to a security sold which no longer met criteria of our investment policy and a decrease in the value of our deferred compensation plan assets held in the rabbi trust.

Interest expense

Interest expense decreased to $0.4 million for the three months ended March 31, 2016 from $0.6 million for the same period in 2015, a decrease of $0.2 million, or 32.9%.

Provision for income taxes

The provision for income taxes was $9.9 million for the three months ended March 31, 2016 as compared to $9.6 million in the same period in 2015, an increase of $0.2 million or 2.4%. The effective income tax rate for the three months ended March 31, 2016 was 40.0%, compared with 41.4% for the same period in 2015. The decrease in the effective tax rate was due to a decrease in the effective state tax rate primarily as a result of changes in the Company’s state apportionment.

We calculate our provision for income taxes using an annual effective tax rate based on projected taxable income for the year adjusted for the effects of permanent and discrete items. Deferred taxes are adjusted for significant changes in temporary items in the period in which they occur. The future effective tax rate may vary from this estimated annual effective rate due to several factors, including but not limited to, the level of state and foreign jurisdiction activity, future changes in tax laws, the amount of future book versus income tax items that are permanent in nature and changes, if any, in a valuation allowance related to deferred tax assets.

The provisions for income taxes excludes the difference in book and tax deductions associated with the settlement of shares under the Company’s 2013 Plan and disqualifying dispositions of shares issued from our 2013 ESPP Plan. Such tax benefits, which aggregated $167,000 and $430,000 during the three months ended March 31, 2016 and 2015, respectively, were recorded directly to additional paid-in capital.

Non-GAAP Financial Measure

In this Quarterly Report on Form 10-Q, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income/expense, (ii) net realized gains on marketable securities, available-for-sale, (iii) income tax expense, (iv) depreciation and amortization and (v) stock-based compensation expense. We use Adjusted EBITDA in our business operations to, among other things, evaluate the performance of our business, develop budgets and measure our performance against those budgets. We also believe that analysts and investors use Adjusted EBITDA as supplemental measures to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles (“U.S. GAAP”). We find Adjusted EBITDA as a useful tool to assist in evaluating performance because it eliminates items related to capital structure and taxes and non-cash stock-based compensation charges. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$14,815	$13,669
Adjustments:
Interest income and other (1)	(252)	(335)
Interest expense	391	583
Provision for income taxes	9,882	9,647
Depreciation and amortization	1,006	780
Stock-based compensation	1,325	1,907

	$27,167	$26,251

(1)	Other for the three months ended March 31, 2016 and 2015 includes $(155) and $74 of net realized gains on marketable securities, available-for-sale.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, marketable securities, available-for-sale and, if necessary, borrowings under our credit agreement. In order to enhance yield to us, we have invested a portion of our cash in money market funds and in fixed and variable income debt securities, in accordance with our investment policy approved by the board of directors. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash and cash equivalents, proceeds from the sale of marketable securities, available-for-sale or availability under our credit agreement.

Cash held in our Canadian operations aggregated $933,000 and $763,000 at March 31, 2016 and December 31, 2015, respectively.

Cash Flows

Our total cash and cash equivalents balance decreased by $19.3 million to $76.9 million at March 31, 2016, compared to $96.2 million at December 31, 2015. The following table sets forth our summary cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(19,023)	$(17,993)
Net cash provided by (used in) investing activities	689	(11,129)
Net cash (used in) provided by financing activities	(917)	4,023

Net decrease in cash and cash equivalents	(19,251)	(25,099)
Cash and cash equivalents at beginning of period	$96,185	149,159
Cash and cash equivalents at end of period	$76,934	$124,060

Operating Activities

Cash flows used in operating activities were $19.0 million for the three months ended March 31, 2016, as compared to $18.0 million for the same period in 2015. Net cash used in operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $1.0 million increase in cash flows used for operating activities for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to differences in timing of payments and receipts and bonus accruals related to our increased operating results and growth of our business. We traditionally experience net cash used in operating activities during the three month periods ended March 31 since bonuses and certain deferred commissions related to the prior year(s) are typically paid during the first quarter of the year.

Investing Activities

Cash flows provided by investing activities were $0.7 million for the three months ended March 31, 2016, as compared to $11.1 million cash flows used in investing activities for the same period in 2015. The increase in cash flows provided by investing activities for the three months ended March 31, 2016, as compared to the same period in 2015 was primarily due to $3.1 million in net proceeds of marketable securities, available-for-sale for the three months ended March 31, 2016 compared to $10.1 million of net purchases of marketable securities, available-for-sale for the same period in 2015.

Financing Activities

Cash flows used in financing activities were $0.9 million for the three months ended March 31, 2016, as compared to $4.0 million cash flows provided by financing activities for the same period in 2015. The change in cash flows provided by financing activities for the three months ended March 31, 2016 compared to the same period in 2015, was primarily impacted by net changes in stock-based award activity, including excess tax benefit from stock-based award activity. See Note 9 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.

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

Contractual Obligations and Commitments

There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 other than an increase of approximately $5.1 million due to new or amended operating lease obligations and timing of payments due to the retirement of a SARs participant.

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

Critical Accounting Policies; Use of Estimates

We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no material changes in our critical accounting policies, as disclosed in in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – “Description of business, basis of presentation and recent accounting pronouncements” of our Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities and asset backed securities. As of March 31, 2016, the fair value of investments in marketable securities, available-for-sale was $132.1 million. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to maturity, we may choose to sell any of the securities based on market opportunities to enhance our overall yield or maintain compliance with our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments, with a weighted average rating (exclusive of cash and cash equivalents) of AA+ as of March 31, 2016. Maturities are maintained consistent with our short, medium and long-term liquidity objectives.

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

Change in Interest Rates	Approximate Change in Fair Value of Investments
2% Decrease	$3,776
1% Decrease	$2,137
1% Increase	$(2,363)
2% Increase	$(4,725)

Due to the nature of our business and the manner in which we conduct our operations, we believe we do not face any material interest rate risk with respect to other assets and liabilities, equity price risk or other market risks. The functional currency of our Canadian operations is the Canadian dollar. We are exposed to foreign currency exchange rate risk for the settlement of transactions of the Canadian operations as well as unrealized translation adjustments. To date, realized foreign currency exchange rate gains and losses have not been material.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information on our legal proceedings, see Note 12 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Marcus & Millichap, Inc.

Date:	May 9, 2016	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2016	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.21	Employment Agreement between the Company and Hessam Nadji dated as of March 31, 2016 (incorporated by reference from Exhibit 10.21 to the Company’s Current Report on Form 8-K/A, filed on April 8, 2016, File No. 001-36155).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.