Form 10-Q
period 2016-06-30
Marcus & Millichap, Inc.
filed 2016-08-08
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of August 2, 2016 was 37,607,636.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$92,437	$96,185
Commissions receivable	4,549	3,342
Prepaid expenses	5,474	7,542
Income tax receivable	—	4,049
Marketable securities, available-for-sale	81,775	79,860
Other assets, net	4,938	5,136

Total current assets	189,173	196,114
Prepaid rent	11,483	9,075
Property and equipment, net	14,303	11,579
Marketable securities, available-for-sale	64,178	54,395
Assets held in rabbi trust	7,106	5,661
Deferred tax assets, net	33,903	35,285
Other assets	9,657	9,116

Total assets	$329,803	$321,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,343	$9,135
Notes payable to former stockholders	986	939
Commissions payable	23,540	34,091
Income tax payable	5,303	—
Accrued bonuses and other employee related expenses	14,995	30,846

Total current liabilities	53,167	75,011
Deferred compensation and commissions	38,580	43,678
Notes payable to former stockholders	8,686	9,671
Deferred rent and other liabilities	4,336	3,875

Total liabilities	104,769	132,235

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at June 30, 2016, and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 37,607,636 and 37,396,456 at June 30, 2016, and December 31, 2015, respectively	4	4
Additional paid-in capital	83,155	80,591
Stock notes receivable from employees	(4)	(4)
Retained earnings	140,281	107,942
Accumulated other comprehensive income	1,598	457

Total stockholders’ equity	225,034	188,990

Total liabilities and stockholders’ equity	$329,803	$321,225

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Real estate brokerage commissions	$170,118	$160,221	$323,782	$294,414
Financing fees	10,726	11,150	19,459	19,181
Other revenues	2,543	2,111	4,418	6,428

Total revenues	183,387	173,482	347,659	320,023

Operating expenses:
Cost of services	113,126	105,557	209,279	191,715
Selling, general and administrative expense	40,420	37,589	82,675	73,418
Depreciation and amortization expense	1,009	807	2,015	1,587

Total operating expenses	154,555	143,953	293,969	266,720

Operating income	28,832	29,529	53,690	53,303
Other income (expense), net	618	362	848	487
Interest expense	(384)	(386)	(775)	(969)

Income before provision for income taxes	29,066	29,505	53,763	52,821
Provision for income taxes	11,542	11,949	21,424	21,596

Net income	17,524	17,556	32,339	31,225
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax of $271, $332, $721 and $206 for the three months ended June 30, 2016, and 2015 and the six months ended June 30, 2016, and 2015, respectively	426	(493)	1,106	(305)
Foreign currency translation (loss) gain, net of tax of $0, $31, $0 and $86 for the three months ended June 30, 2016, and 2015 and the six months ended June 30, 2016, and 2015, respectively	(12)	(46)	35	127

Total other comprehensive income (loss)	414	(539)	1,141	(178)

Comprehensive income	$17,938	$17,017	$33,480	$31,047

Earnings per share:
Basic	$0.45	$0.45	$0.83	$0.80
Diluted	$0.45	$0.45	$0.83	$0.80
Weighted average common shares outstanding:
Basic	38,918	38,870	38,905	38,858
Diluted	39,054	39,057	39,008	39,006

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings		Total
	Shares	Amount	Shares	Amount				Accumulated Other Comprehensive Income
Balance as of December 31, 2015	—	$—	37,396,456	$4	$80,591	$(4)	$107,942	$457	$188,990

Net and comprehensive income	—	—	—	—	—	—	32,339	1,141	33,480

Stock-based award activity
Stock-based compensation	—	—	—	—	3,100	—	—	—	3,100
Shares issued pursuant to employee stock purchase plan	—	—	17,940	—	402	—	—	—	402
Issuance of common stock for unvested restricted stock awards	—	—	14,742	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	218,906	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(40,408)	—	(1,109)	—	—	—	(1,109)
Windfall tax benefit from stock-based award activity	—	—	—	—	171	—	—	—	171

Balance as of June 30, 2016	—	$—	37,607,636	$4	$83,155	$(4)	$140,281	$1,598	$225,034

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$32,339	$31,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,015	1,587
Provision for bad debt expense	3	79
Stock-based compensation	3,100	4,582
Deferred taxes, net	661	1,203
Net realized losses (gains) on marketable securities, available-for-sale	135	(130)
Tax benefit from stock-based award activity	171	4,834
Excess tax benefit from stock-based award activity	(171)	(4,834)
Other non-cash items	243	(16)
Changes in operating assets and liabilities:
Commissions receivable	(1,207)	(1,719)
Prepaid expenses	2,068	1,030
Prepaid rent	(2,408)	(1,691)
Contributions to rabbi trust	(1,263)	(1,368)
Other assets	(216)	(2,244)
Accounts payable and accrued expenses	(1,533)	(106)
Income tax receivable/payable	9,352	7,097
Commissions payable	(10,551)	(7,120)
Accrued bonuses and other employee related expenses	(15,653)	(11,473)
Deferred compensation and commissions	(5,286)	(152)
Deferred rent obligation and other liabilities	461	1,083

Net cash provided by operating activities	12,260	21,867
Cash flows from investing activities
Purchases of marketable securities, available-for-sale	(60,839)	(98,262)
Proceeds from sales and maturities of marketable securities, available-for-sale	50,847	10,023
Payments received on employee notes receivable	2	—
Issuances of employee notes receivable	(307)	(99)
Purchase of property and equipment	(4,252)	(2,201)
Proceeds from sale of property and equipment	15	—

Net cash used in investing activities	(14,534)	(90,539)
Cash flows from financing activities
Proceeds from issuance of shares pursuant to employee stock purchase plan	402	502
Taxes paid related to net share settlement of stock-based awards	(1,109)	(731)
Excess tax benefit from stock-based award activity	171	4,834
Principal payments on notes payable to former stockholders	(938)	(894)

Net cash (used in) provided by financing activities	(1,474)	3,711

Net decrease in cash and cash equivalents	(3,748)	(64,961)
Cash and cash equivalents at beginning of period	96,185	149,159

Cash and cash equivalents at end of period	$92,437	$84,198

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information
Interest paid during the period	$563	$803

Income taxes paid, net	$11,240	$8,463

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$198	$208

Change in property and equipment included in accounts payable and accrued expenses	$741	$305

Settlements of deferred compensation obligation with trust assets	$—	$19

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business, basis of presentation and recent accounting pronouncements

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of June 30, 2016, MMI operates 81 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

Reorganization and Initial Public Offering

MMI was formed in June 2013 in preparation for Marcus & Millichap Company (“MMC”) to spin-off its majority owned subsidiary, MMREIS (“Spin-Off”). Prior to the initial public offering (“IPO”) of MMI, all of the preferred and common stockholders of MMREIS (including MMC and employees of MMREIS) contributed all of their outstanding shares to MMI in exchange for new MMI common stock. As a result, MMREIS became a wholly-owned subsidiary of MMI. Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness of MMC. MMI completed its IPO on October 30, 2013.

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed on March 15, 2016 with the SEC. The results of the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016, or for other interim periods or future years.

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

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported condensed consolidated results of operations, financial condition, stockholders’ equity or on cash flows subtotals.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, due from independent contractors (included under other assets, net current and other assets non-current captions), investments in marketable securities, available-for-sale, security deposits (included under other assets, non-current caption) and commissions receivables. Cash is placed with high-credit quality financial institutions and invested high-credit quality money market funds.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. The Company historically has not experienced any losses related to cash and cash equivalents.

The Company derives its revenues from a broad range of real estate investors, owners and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company performs credit evaluations of its customers and debtors and requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and six months ended June 30, 2016 and 2015, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and therefore do not expose the Company to significant credit risk.

The Company’s Canadian operations represented less than 1.0% of total revenues in each period presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the current revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for transfer to customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU No. 2016-08, Revenue from Contacts with Customers: Principal Versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The additional ASU’s clarified certain provision of ASU 2014-09 in response to recommendations from the Transition Resources Group established by the FASB and extended the required adoption of ASU 2014-09 which is now effective for reporting periods beginning after December 15, 2017 and early adoption is permitted as of the original effective date.

ASU 2014-09 permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For the Company, the new standard will be effective January 1, 2018. The Company does not have multiple-element arrangements, variable consideration, licenses and long-term contracts with customers. Accordingly, the Company does not expect this standard to have a significant effect in the manner or timing of its revenue recognition. The Company is in the process of completing the evaluation of the impact of this new standard and will select a transition method when the effect is determined.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company is still evaluating the impact of the new standard. It is anticipated that the Company will be required to adopt the new standard in 2019 and the Company’s condensed consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases, the amount of which and potential impact on the condensed consolidated statements of net and comprehensive income and condensed consolidated statements of cash flows has yet to be determined. As of June 30, 2016, the Company has future operating lease obligations for autos and office spaces, which aggregate approximately $80.3 million. Accordingly, we anticipate that the adoption of the new standard will have a material impact on the Company’s condensed consolidated balance sheet.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The ASU changes the accounting for share-based payment awards issued to employees in the following areas:

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

ASU 2016-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of ASU 2016-09 and timeframe for adoption. Since the Company issues stock-based awards to its employees and independent contractors and has recognized windfall tax benefits in additional paid in capital, it is anticipated that the ASU, when adopted, will impact (i) the Company’s provision for income taxes, and therefore net and comprehensive income and related earnings per share amounts, (ii) amounts presented in the condensed consolidated statement of stockholders’ equity and condensed consolidated statements of cash flows and (iii) to a lesser extent the timing of our stock-based compensation expense. See Note 9 – “Stock-Based Compensation Plans” for additional information.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2020. Under ASU 2016-13, the Company will be required to use an expected-loss model for its marketable securities, available-for sale, which requires that credit losses be presented as an allowance rather than as a write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. The Company is currently evaluating the impact of this new standard.

2.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Computer software and hardware equipment	$12,399	$10,973
Furniture, fixtures, and equipment	19,109	17,047
Less: accumulated depreciation and amortization	(17,205)	(16,441)

	$14,303	$11,579

During the six months ended June 30, 2016 and 2015, the Company wrote off approximately $1.5 million and $2.0 million, respectively, of fully depreciated computer software and hardware and furniture, fixtures and equipment.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current		Non-Current
	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015
Due from independent contractors, net (1) (2)	$1,857	$2,545	$8,142	$7,358
Security deposits	—	—	1,073	1,425
Employee notes receivable (3)	364	224	112	158
Customer trust accounts and other	2,717	2,367	330	175

	$4,938	$5,136	$9,657	$9,116

(1)	Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years.
(2)	Includes allowance for doubtful accounts related to current receivables of $297 and $359 as of June 30, 2016 and December 31, 2015, respectively. The Company recorded a (recovery) provision for bad debt expense of $(13) and $58 and wrote off $11 and $29 of these receivables for the three months ended June 30, 2016 and 2015, respectively. The Company recorded a provision for bad debt expense of $3 and $79 and wrote off $65 and $35 of these receivables for the six months ended June 30, 2016 and 2015, respectively.
(3)	See Note 6 – “Related-Party Transactions” for additional information.

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
SARs liability	$21,856	$21,399
Commissions payable to investment sales and financing professionals	10,010	17,015
Deferred compensation liability	6,714	5,264

	$38,580	$43,678

SARs Liability

Prior to the IPO, certain employees of the Company were granted stock appreciation rights (“SARs”) under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen at March 31, 2013, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in installments upon retirement or termination from service. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rates at January 1, 2016 and 2015 were 4.273% and 4.173%, respectively. MMI recorded interest expense related to this liability of $228,000 and $214,000, for the three months ended June 30, 2016 and 2015, respectively and $457,000 and $428,000 for the six months ended June 30, 2016 and 2015, respectively.

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

Deferred Compensation Liability

                  A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$150	$(104)	$184	$11

Increase (decrease) in the carrying value of the deferred compensation obligation (2)	$151	$(94)	$188	$59

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

4.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	June 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. Treasuries	$53,278	$35	$—	$53,313	$62,343	$—	$(71)	$62,272
U.S. Government Sponsored Entities	8,509	7	—	8,516	17,571	—	(12)	17,559
Corporate debt securities	19,939	7	—	19,946	29	—	—	29

	$81,726	$49	$—	$81,775	$79,943	$—	$(83)	$79,860

Long-term investments:
U.S. Treasuries	$21,176	$250	$—	$21,426	$15,283	$—	$(112)	$15,171
U.S. Government Sponsored Entities	15,919	48	—	15,967	12,107	—	(85)	12,022
Corporate debt securities	16,412	503	(39)	16,876	17,219	5	(519)	16,705
Asset-backed securities and other	9,839	128	(58)	9,909	10,649	—	(152)	10,497

	$63,346	$929	$(97)	$64,178	$55,258	$5	$(868)	$54,395

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	June 30, 2016		December 31, 2015
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(72)	$4,607	$(951)	$129,117

12 months or longer	$(25)	$1,879	$—	$—

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross realized gain (1)	$20	$56	$20	$133

Gross realized loss (1)	$—	$—	$(155)	$(3)

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined on the specific identification method.

The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration, duration management and when a security no longer meets the criteria of the Company’s investment policy. During the six months ended June 30, 2016, the Company sold one security, which no longer met the requirements of its investment policy, for a loss of $152,000.

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

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$81,726	$81,775	$79,943	$79,860
Due after one year through five years	40,259	40,473	28,634	28,465
Due after five years through ten years	15,002	15,529	18,020	17,466
Due after ten years	8,085	8,176	8,604	8,464

	$145,072	$145,953	$135,201	$134,255

Weighted average contractual maturity	3.0 years		3.3 years

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

5.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by these former stockholders (“the Notes”), which had been previously assumed by MMC, and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments and a final principal payment due during the second quarter of 2020. During each of the six months ended June 30, 2016 and 2015, the Company made total payments on the Notes of $1.5 million.

Accrued interest pertaining to the Notes consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued interest (1)	$94	$367

(1)	Recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest expense pertaining to the Notes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense	$126	$137	$259	$281

6.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC whereby the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company acquires the services separately. During the three months ended June 30, 2016 and 2015, the Company incurred $54,000 and $59,000 under the TSA. During the six months ended June 30, 2016 and 2015, the Company incurred $124,000 and $109,000 under the TSA. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. As of June 30, 2016 and December 31, 2015, $103,000 and $96,000, respectively, remains unpaid and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended June 30, 2016 and 2015, the Company generated real estate brokerage commissions and financing fees of $793,000 and $238,000, respectively, from subsidiaries of MMC. The Company incurred cost of services of $476,000 and $143,000, respectively, related to these revenues. For the six months ended June 30, 2016 and 2015, the Company generated real estate brokerage commissions and financing fees of $2.4 million and $1.3 million, respectively, from subsidiaries of MMC. The Company incurred cost of services of $1.4 million and $770,000, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single story office building located in Palo Alto, California, which was amended in 2016 to extend the expiration date to May 31, 2022. Rent expense for this lease aggregated $253,000 and $146,000 for the three months ended June 30, 2016 and 2015, respectively. Rent expense for this lease aggregated $506,000 and $255,500 for the six months ended June 30, 2016 and 2015, respectively. Rent expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Other

The Company makes advances to non-executive employees from time-to-time. At June 30, 2016 and December 31, 2015, the aggregate principal amount for employee loans outstanding was $476,000 and $382,000, respectively, which is included in other assets, net current and other assets non-current captions in the accompanying condensed consolidated balance sheets.

As of June 30, 2016, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned 55.2% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC (“Phoenix”) and the George and Judy Marcus Family Foundation.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The degree of judgment used in measuring the fair value of financial instruments is generally inversely correlates with the level of observable valuation inputs. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Financial instruments for which no quoted prices are available have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment.

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

Investments carried at fair value are categorized into one of the three categories described above and consisted of the following (in thousands):

	June 30, 2016				December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets held in rabbi trust	$7,106	$—	$7,106	$—	$5,661	$—	$5,661	$—

Money market funds (1)	$56,802	$56,802	$—	$—	$5,987	$5,987	$—	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. Treasuries	$53,313	$53,313	$—	$—	$62,272	$62,272	$—	$—
U.S. Government Sponsored Entities	8,516	—	8,516	—	17,559	—	17,559	—
Corporate debt securities	19,946	—	19,946	—	29	—	29	—

	$81,775	$53,313	$28,462	$—	$79,860	$62,272	$17,588	$—

Long-term investments:
U.S. Treasuries	$21,426	$21,426	$—	$—	$15,171	$15,171	$—	$—
U.S. Government Sponsored Entities	15,967	—	15,967	—	12,022	—	12,022	—
Corporate debt securities	16,876	—	16,876	—	16,705	—	16,705	—
Asset-backed securities and other	9,909	—	9,909	—	10,497	—	10,497	—

	$64,178	$21,426	$42,752	$—	$54,395	$15,171	$39,224	$—

(1)	Included in cash and cash equivalents.

There were no transfers in or out of Level 1 and Level 2 during the three and six months ended June 30, 2016.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities not Measured at Fair Value

The Company’s cash and cash equivalents, commissions receivable, amounts due from employees (included in other assets, net current and other assets non-current captions) and investment sales and financing professionals (included in other assets, net current caption), accounts payable and accrued expenses and commissions payable are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms which approximate current market rates and are considered to be in the Level 1 classification.

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

Common Stock

As of June 30, 2016 and December 31, 2015, there were 37,607,636 and 37,396,456 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee directors, respectively. See Note 11 – “Earnings per Share” for additional information.

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

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At June 30, 2016 and December 31, 2015, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2016, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and (losses) of available-for- sale securities	Foreign currency translation (2)	Total
Beginning balance, December 31, 2015	$(568)	$1,025	$457
Other comprehensive income before reclassifications	1,200	35	1,235
Amounts reclassified from accumulated other comprehensive income (1)	(94)	—	(94)

Net current-period other comprehensive income	1,106	35	1,141

Ending balance, June 30, 2016	$538	$1,060	$1,598

(1)	Included as a component of other income (expense), net in the condensed consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
(2)	The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock-Based Compensation Plans

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

Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were reserved for the issuance of awards under the 2013 Plan. Pursuant to the automatic increase provided for in the 2013 Plan, the board of directors have approved share reserve increases aggregating 2,200,000. As of June 30, 2016, there were 4,383,914 shares available for future grants under the Plan.

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

During the six months ended June 30, 2016, 229,904 shares of RSAs and RSUs vested and 40,408 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The amount remitted to the tax authorities for the employees’ tax obligation was reflected in the taxes paid related to net share settlement of stock-based awards caption in the financing section of the condensed consolidated statements of cash flows. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

During the six months ended June 30, 2016, the Company recorded windfall tax benefits, net in the amount of $171,000 resulting from settlement of stock-based award activity. Such windfall tax benefits, net, are excluded from the provision for income taxes, and included as a component of additional paid-in capital in the accompanying condensed consolidated balance sheets and in cash flows provided by (used in) financing activities in the accompanying condensed consolidated statement of cash flows.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2015	35,364	468,969	521,780	1,026,113	$21.17

Granted
February 2016	—	172,496	8,856	181,352
March 2016	—	30,000	—	30,000
May 2016	14,742	11,051	8,188	33,981

Total Granted	14,742	213,547	17,044	245,333	23.18
Vested	(10,998)	(101,040)	(117,866)	(229,904)	19.13
Transferred	—	—	—	—	—
Forfeited/canceled	—	(6,974)	(4,135)	(11,109)	21.50

Nonvested shares at June 30, 2016 (1)	39,108	574,502	416,823	1,030,433	$22.11

Unrecognized stock-based compensation expense as of June 30, 2016 (2)	$705	$11,897	$8,556	$21,158

Weighted average remaining vesting period (years) as of June 30, 2016	2.09	3.81	2.80	3.35

(1)	Nonvested RSU’s will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.35 years.

As of June 30, 2016, 1,365,445 fully vested DSUs remained outstanding.

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

The ESPP Plan has 366,667 shares of common stock reserved and 289,244 shares of common stock available for issuance as of June 30, 2016. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP. Pursuant to the provisions of the ESPP Plan, the board of directors determined a share reserve increase was not needed in 2015. As of June 30, 2016, total unrecognized compensation cost related to the ESPP Plan was $81,000 and is expected to be recognized over a weighted average period of 0.38 years.

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

SARs

Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Stock-Based Compensation

Components of stock-based compensation included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income consisted of the following (in thousands, except common stock price):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Employee stock purchase plan	$60	$66	$108	$128
RSAs – non-employee directors	109	78	198	137
RSUs – employees	818	552	1,476	1,079
RSUs – independent contractors (1)	788	1,979	1,318	3,238

	$1,775	$2,675	$3,100	$4,582

Common stock price at beginning of period	$25.39	$37.48	$29.14	$33.25
Common stock price at end of period	$25.41	$46.14	$25.41	$46.14
Increase (decrease) in stock price	$0.02	$8.66	$(3.73)	$12.89

(1)	The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered non-employees under ASC 718. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement. Stock-based compensation expense is therefore impacted by the changes in the Company’s common stock price during each reporting period.

10.	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2016 was 39.7% and 39.8%, compared to 40.5% and 40.9% for the three and six months ended June 30, 2015. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any. The difference between the statutory tax rate and the Company’s effective tax rate is largely attributable to state income taxes and a full valuation allowance with respect to the deferred tax assets of the Company’s Canadian operations.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator (Basic and Diluted):
Net income	$17,524	$17,556	$32,339	$31,225

Denominator:
Basic
Weighted average common shares issued and outstanding	37,591	37,092	37,576	37,080
Deduct: Unvested RSAs (1)	(38)	(44)	(36)	(44)
Add: Fully vested DSUs (2)	1,365	1,822	1,365	1,822

Weighted Average Common Shares Outstanding	38,918	38,870	38,905	38,858

Basic earnings per common share	$0.45	$0.45	$0.83	$0.80

Diluted
Weighted Average Common Shares Outstanding from above	38,918	38,870	38,905	38,858
Add: Dilutive effect of RSUs, RSAs & ESPP	136	187	103	148

Weighted Average Common Shares Outstanding	39,054	39,057	39,008	39,006

Diluted earnings per common share	$0.45	$0.45	$0.83	$0.80

Antidilutive shares excluded from diluted earnings per common share (3)	244	59	449	535

(1)	RSAs were issued and outstanding to the non-employee directors and have a three year vesting term subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 8 – “Stockholders’ Equity” for additional information.
(3)	Primarily pertaining to RSU grants to the Company’s independent contractors.

12.	Commitments and Contingencies

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

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit, of which, $533,000 was utilized at June 30, 2016. Borrowings under the Credit Facility bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio. In connection with executing the Credit Agreement, as amended, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $29,000 and $34,000 during the three months ended June 30, 2016 and 2015, respectively and $59,000 and $68,000 during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there were no amounts outstanding under the Credit Agreement.

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end both on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of June 30, 2016, the Company was in compliance with all financial and non-financial covenants.

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

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years.

As of June 30, 2016, we had more than 1,600 investment sales and financing professionals operating in 81 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three and six months ended June 30, 2016, we closed 2,257 and 4,295 sales, financing and other transactions with total sales volume of approximately $10.6 billion and $20.3 billion, respectively. During the year ended December 31, 2015, we closed 8,715 sales, financing and other transactions with total volume of approximately $37.8 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For each of the three and six months ended June 30, 2016, approximately 93% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 1% from other revenues. During the year ended December 31, 2015, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues, including consulting and advisory services.

We divide commercial real estate into four major market segments, characterized by price:

•	Properties with prices less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Institutional market: properties priced from $20 million and above.

Our strength is in serving private clients in the $1-$10 million private client market segment, which contributed approximately 66% and 67% of our real estate brokerage commissions during the three months ended June 30, 2016 and 2015, respectively and approximately 67% and 69% of our real estate brokerage commissions during the six months ended June 30, 2016 and 2015, respectively. The following tables set forth the number of transactions, sales volume and revenue by commercial real estate market segment for real estate brokerage:

	Three Months Ended June 30,
	2016			2015			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	284	$182	$7,935	306	$184	$7,768	(22)	$(2)	$167
Private Client Market ($1 - $10 million)	1,216	3,759	112,578	1,097	3,641	108,131	119	118	4,447
Middle Market (≥$10 - $20 million)	101	1,364	22,739	90	1,171	22,776	11	193	(37)
Institutional Market (≥$20 million)	74	3,235	26,866	59	2,347	21,546	15	888	5,320

	1,675	$8,540	$170,118	1,552	$7,343	$160,221	123	$1,197	$9,897

	Six Months Ended June 30,
	2016			2015			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	537	$341	$14,526	570	$344	$14,445	(33)	$(3)	$81
Private Client Market ($1 - $10 million)	2,328	7,344	217,047	2,101	6,962	203,290	227	382	13,757
Middle Market (≥$10 - $20 million)	174	2,366	39,792	158	2,125	40,553	16	241	(761)
Institutional Market (≥$20 million)	135	6,014	52,417	97	4,046	36,126	38	1,968	16,291

	3,174	$16,065	$323,782	2,926	$13,477	$294,414	248	$2,588	$29,368

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

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015

(1)	Includes our Canadian operations, which represented less than 1% of our total revenues in each period presented.

Execution of Our Growth Strategy

We continue to see consistent increases in the number of brokerage transactions (10.8%) and volumes (5.5%) in the private client market segment during the first six months of 2016. Our focused and targeted office expansion and an increase in the number of our specialized investment sales professionals, continues to expand our position in this significant market segment.

We achieved an overall increase in the number of transactions (13.1%) and volume (41.7%) in our specialty property types in the first six months of 2016 due to the work of our specialty directors in partnership with our regional managers supporting our sales force and driving growth of activities in these property types. The brokerage, financing and other activities in the middle market and institutional market segments continued to show growth in the number of transactions (6.5% and 38.8%, respectively) and volume (8.1% and 46.0%, respectively) during the first six months of 2016 as a result of deployment of our proprietary marketing tools and development of strong credentials of our Institutional Property Advisors (IPA) division.

Continued expansion and integration of our financing services at the office level has provided our clients with a broad range of financing opportunities. This strategy has produced growth both in the number of transactions (6.7%) and volume (12.8%) of financings during the first six months of 2016.

Factors Affecting Our Business

Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate investment sales and financing transactions we close in any period. The number and size of these transactions is affected by our ability to recruit and retain investment sales and financing professionals, identify and contract properties for sale and those that need financing and refinancing as well as the general trends in the economy and real estate industry, including:

Economic and commercial real estate market conditions

Our business is dependent on economic conditions and the demand for commercial real estate and related services in the markets in which we operate. Changes in the economy on a national, regional or local basis can have a positive or a negative impact on our business. Fluctuations in acquisition and disposition activity, as well as general commercial real estate investment activity, can impact commissions for arranging such transactions, as well as impacting fees for arranging financing for acquirers and property owners that are seeking to refinance their existing properties. Stock market and commodity price volatility along with the Brexit vote during the first six months of 2016 have created heightened uncertainty in the domestic and global markets. In addition, a maturing real estate sales cycle and more underwriting caution by buyers and lenders are contributing to a flattening trend in market sales. We believe an attractive investment backdrop continues in the commercial real estate market despite these events; albeit with lower growth rates. In the aggregate, we saw growth in both total transactions (6.2%) and total sales volume (16.1%) during the first six months of 2016. We believe driving this activity is the continued but moderate growth in key economic indicators of the general U.S. economy and commercial real estate fundamentals as compared to other asset classes. We expect solid property fundamentals across all property types and construction and development balanced with strong demand for space. The private client market segment in particular offers further growth opportunity for the Company as it has proved to be less volatile over the long-term due to the personal nature of transaction drivers such as death, divorce, partnership breakups and other factors that cause high net-worth individuals and partnership to buy or sell real estate assets typically in the $1-$10 million price range.

Credit and liquidity in the financial markets

Because real estate purchases are often financed with debt, credit and liquidity issues in the financial markets have a direct impact on flow of capital to the commercial real estate market and, as a result, impact transaction activity and prices. We continue to see disciplined underwriting from lenders as well as ample liquidity in the market. However, we have seen transactions taking longer to close in late 2015 and in 2016. We believe the additional diligence results in a more stable environment for investors with capital continuing to be available for properties with good economic fundamentals over the long-term but will continue to limit transaction velocity in the short-term.

Fluctuations in interest rates

Changes in interest rates, as well as steady and protracted movements of interest rates in one direction (increases or decreases) could adversely or positively affect the operations and income potential of commercial real estate properties, as well as the demand from investors for commercial real estate investments. Mixed indications from the Federal Reserve about U.S. interest rates, global concerns about economic growth and the continued downward trend of long term interest rates globally have created uncertainty about the future of interest rates. Despite this uncertainty, financing costs for commercial real estate investments, generally, have not significantly increased, and we believe the current interest rate environment continues to support an active real estate market.

Demand for investment in commercial real estate

The willingness of investors to invest in or sell commercial real estate is affected by factors beyond our control, including the performance of real estate assets when compared with the performance of other investments. Currently, commercial real estate yields remain compelling for investors in all market segments. We believe the continued strong economic fundamentals of commercial real estate coupled with the downward trend in long term interest rates continues to support an asset class with compelling yields compared to other investment assets, such as stocks or bonds. Investors looking to reap the gains of the current cycle and those seeking diversified investment options continue to support market demand and, therefore, demand for our brokerage and financing service offerings.

Seasonality

Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has generally caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted both positively and negatively by major economic or political events impacting investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger property buyers, among others. Private client investors may accelerate or delay transactions due to personal or business related reasons unrelated to economic events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually in which higher commissions are paid for higher sales volumes. Our historical pattern of seasonality may or may not continue to the same degree experienced in prior years.

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

Cost of services

The majority of our cost of services expense is commission expense. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, there are some who are initially paid a salary and certain of our financing professionals are employees and, as such, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual revenue thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at the Company’s election and paid at the beginning of the fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers where the Company is the principal service provider. Cost of services, therefore, can vary based on the commission structure of the independent contractors that closed transactions in any particular period.

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

Key Metrics

Transaction Activity by Property Type

We have a long history and significant expertise in our core property types of multifamily, retail, office and industrial. We have expanded our expertise in the specialty property types by hiring and assigning specialty directors to coordinate our national presence in these property types and expand our market share. The following tables set forth the number and sales volume (dollars in billions) of investment sales, financing and other transactions for the three and six months ended June 30, 2016 compared to the same periods in 2015 by property type:

	Three Months Ended June 30,
	2016		2015		Change
	Number	Volume	Number	Volume	Number	Volume
Core Property Types:
Multifamily	837	$5.3	896	$4.5	(59)	$0.8
Retail	904	3.1	795	2.6	109	0.5
Office	155	0.6	153	0.7	2	(0.1)
Industrial	60	0.2	48	0.3	12	(0.1)

Total Core Property Types	1,956	$9.2	1,892	$8.1	64	$1.1

Specialty Property Types:
Hospitality	67	$0.3	60	$0.3	7	$—
Seniors Housing	15	0.2	15	0.3	—	(0.1)
Self-Storage	41	0.2	47	0.2	(6)	—
Manufactured Housing	65	0.2	24	0.1	41	0.1
Land	23	0.1	71	0.1	(48)	—
Mixed - Use / Other	90	0.4	57	0.3	33	0.1

Total Specialty Property Types	301	$1.4	274	$1.3	27	$0.1

	2,257	$10.6	2,166	$9.4	91	$1.2

	Six Months Ended June 30,
	2016		2015		Change
	Number	Volume	Number	Volume	Number	Volume
Core Property Types:
Multifamily	1,562	$9.6	1,625	$8.4	(63)	$1.2
Retail	1,746	5.8	1,515	5.0	231	0.8
Office	278	1.1	267	1.2	11	(0.1)
Industrial	122	0.4	117	0.5	5	(0.1)

Total Core Property Types	3,708	$16.9	3,524	$15.1	184	$1.8

Specialty Property Types:
Seniors Housing	31	$0.9	35	$0.4	(4)	$0.5
Hospitality	125	0.7	104	0.5	21	0.2
Self-Storage	93	0.6	103	0.5	(10)	0.1
Land	122	0.4	45	0.2	77	0.2
Manufactured Housing	62	0.2	125	0.2	(63)	—
Mixed - Use / Other	154	0.6	107	0.6	47	—

Total Specialty Property Types	587	$3.4	519	$2.4	68	$1.0

	4,295	$20.3	4,043	$17.5	252	$2.8

Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the three months ended June 30, 2016 and 2015, we closed more than 2,200 and 2,100 sales, financing and other transactions with total volume of approximately $10.6 billion and $9.4 billion, respectively. During the six months ended June 30, 2016 and 2015, we closed more than 4,200 and 4,000 sales, financing and other transactions with total volume of approximately $20.3 billion and $17.5 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Brokerage	2016	2015	2016	2015
Average Number of Investment Sales Professionals	1,496	1,410	1,487	1,417
Average Number of Transactions per Investment Sales Professional	1.12	1.10	2.13	2.06
Average Commission per Transaction	$101,563	$103,235	$102,011	$100,620
Average Commission Rate	1.99%	2.18%	2.02%	2.18%
Average Transaction Size (in thousands)	$5,098	$4,732	$5,061	$4,606
Total Number of Transactions	1,675	1,552	3,174	2,926
Total Sales Volume (in millions)	$8,540	$7,343	$16,065	$13,477

	Three Months Ended June 30,		Six Months Ended June 30,
Financing	2016	2015	2016	2015
Average Number of Financing Professionals	97	84	97	83
Average Number of Transactions per Financing Professional	4.18	4.94	7.99	8.75
Average Fee per Transaction	$26,484	$26,867	$25,108	$26,420
Average Fee Rate	0.79%	0.89%	0.81%	0.90%
Average Transaction Size (in thousands)	$3,367	$3,009	$3,095	$2,930
Total Number of Transactions	405	415	775	726
Total Dollar Volume (in millions)	$1,363	$1,249	$2,399	$2,128

Results of Operations

Following is a discussion of our results of operations for the three and six months ended June 30, 2016 and 2015. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Comparison of Three Months Ended June 30, 2016 and 2015

Below are key operating results for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended June 30,	Percentage of	Three Months Ended June 30,	Percentage of	Change
	2016	Revenue	2015	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$170,118	92.8%	$160,221	92.4%	$9,897	6.2%
Financing fees	10,726	5.8	11,150	6.4	(424)	(3.8)
Other revenues	2,543	1.4	2,111	1.2	432	20.5

Total revenues	183,387	100.0	173,482	100.0	9,905	5.7

Operating expenses:
Cost of services	113,126	61.7	105,557	60.8	7,569	7.2
Selling, general, and administrative expense	40,420	22.0	37,589	21.7	2,831	7.5
Depreciation and amortization expense	1,009	0.6	807	0.5	202	25.0

Total operating expenses	154,555	84.3	143,953	83.0	10,602	7.4

Operating income	28,832	15.7	29,529	17.0	(697)	(2.4)
Other income (expense), net	618	0.3	362	0.2	256	70.7
Interest expense	(384)	(0.2)	(386)	(0.2)	2	(0.5)

Income before provision for income taxes	29,066	15.8	29,505	17.0	(439)	(1.5)
Provision for income taxes	11,542	6.2	11,949	6.9	(407)	(3.4)

Net income	17,524	9.6%	$17,556	10.1%	$(32)	(0.2)%

Adjusted EBITDA (1)	$31,755	17.3%	$33,034	19.0%	$(1,279)	(3.9)%

Earnings per share:
Basic	$0.45		$0.45
Diluted	$0.45		$0.45
Weighted average common shares outstanding:
Basic	38,918		38,870
Diluted	39,054		39,057

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $183.4 million for the three months ended June 30, 2016 compared to $173.5 million for the same period in 2015, an increase of $9.9 million, or 5.7%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed substantially all of the total increase. An increase in other revenues, partially offset by a decrease in financing fees contributed the remaining change in total revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $170.1 million for the three months ended June 30, 2016 from $160.2 million for the same period in 2015, an increase of $9.9 million, or 6.2%. The increase was driven by a combination of the growth in the number of investment sales transactions (7.9%) and average transaction size (7.8%), partially offset by a decrease in average commission rates (19 basis points) due to a larger proportion of our transactions that closed in the >$20 million institutional market segment, which generate lower commission rates.

Financing fees. Revenues from financing fees decreased to $10.7 million for the three months ended June 30, 2016 from $11.2 million for the same period in 2015, a decrease of $0.4 million or 3.8%. The decrease was driven by a decrease in the number of loan transactions (2.4%) due to a decrease in productivity levels of financing professionals and a decrease in average fee rates (10 basis points) due in part to fees from certain larger loan transactions during the three months ended June 30, 2016 as compared to the same period in 2015. Larger loan transactions generally earn a lower fee percentage.

Other revenues. Other revenues increased to $2.5 million for the three months ended June 30, 2016 from $2.1 million for the same period in 2015, an increase of $0.4 million or 20.5%.

Total operating expenses

Our total operating expenses were $154.6 million for the three months ended June 30, 2016 compared to $144.0 million for the same period in 2015, an increase of $10.6 million, or 7.4%. Expenses increased primarily due to an increase in cost of services, which is predominantly variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

Cost of services. Cost of services for the three months ended June 30, 2016 increased $7.6 million, or 7.2% to $113.1 million from $105.6 million for the same period in 2015. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 61.7% for the three months ended June 30, 2016 compared to 60.8% for the same period in 2015 primarily due to increase in proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commissions rates, partially offset by a reduction in referral fees.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2016 increased $2.8 million, or 7.5%, to $40.4 million from $37.6 million for the same period in 2015. The increase was primarily due to (i) a $2.2 million increase in salaries and related benefits as a result of increases in headcount in corporate and sales office support in connection with our growth and expansion of services supporting our investment sales and financing professionals; (ii) a $1.6 million increase in facilities expenses due to expansion of existing offices; (iii) a $0.9 million increase in sales and promotional marketing expenses to support increased sales activity and (iv) a $0.5 million increase in other expense categories, net, primarily driven by our expansion and growth. The increases were partially offset by (i) a $1.2 million decrease in management performance related compensation driven by a reduction in bonus accruals due to management exceeding performance criteria during the second quarter of 2015; (ii) a $0.9 million decrease in stock-based compensation expense due to a decline in the Company’s stock price partially offset by incremental stock-based awards granted since the second quarter of 2015 and (iii) a $0.3 million decrease in legal costs and accruals.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1.0 million for the three months ended June 30, 2016 from $0.8 million for the same period in 2015, an increase of $0.2 million, or 25.0%. The increase is primarily driven by our expansion and growth.

Other income (expense), net

Other income (expense), net increased to $0.6 million for the three months ended June 30, 2016 from $0.4 million for the same period in 2015. The increase was primarily driven by an increase in the value of our deferred compensation plan assets held in the rabbi trust and interest income on our investments in marketable securities, available-for-sale. The increase was partially offset by foreign currency losses related to our Canadian operations and realized losses on our investments in marketable securities, available-for-sale.

Interest expense

Interest expense was $0.4 million for each of the three months ended June 30, 2016 and 2015.

Provision for income taxes

The provision for income taxes was $11.5 million for the three months ended June 30, 2016 as compared to $11.9 million in the same period in 2015, a decrease of $0.4 million or 3.4%. The effective income tax rate for the three months ended June 30, 2016 was 39.7%, compared with 40.5% for the same period in 2015. The decrease in the effective tax rate was due to a decrease in the effective state tax rate primarily as a result of changes in the Company’s state apportionment.

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

The provisions for income taxes excludes the difference in book and tax deductions associated with the settlement of shares under the Company’s 2013 Plan and disqualifying dispositions of shares issued from our 2013 ESPP Plan. Such tax benefits were recorded directly to additional paid-in capital.

Comparison of Six Months Ended June 30, 2016 and 2015

Below are key operating results for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 (dollar and share amounts in thousands, except per share amounts):

	Six Months Ended June 30,	Percentage of	Six Months Ended June 30,	Percentage of	Change
	2016	Revenue	2015	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$323,782	93.1%	$294,414	92.0%	$29,368	10.0%
Financing fees	19,459	5.6	19,181	6.0	278	1.4
Other revenues	4,418	1.3	6,428	2.0	(2,010)	(31.3)

Total revenues	347,659	100.0	320,023	100.0	27,636	8.6

Operating expenses:
Cost of services	209,279	60.2	191,715	59.9	17,564	9.2
Selling, general, and administrative expense	82,675	23.8	73,418	22.9	9,257	12.6
Depreciation and amortization expense	2,015	0.6	1,587	0.5	428	27.0

Total operating expenses	293,969	84.6	266,720	83.3	27,249	10.2

Operating income	53,690	15.4	53,303	16.7	387	0.7
Other income (expense), net	848	0.3	487	0.1	361	74.1
Interest expense	(775)	(0.2)	(969)	(0.3)	194	(20.0)

Income before provision for income taxes	53,763	15.5	52,821	16.5	942	1.8
Provision for income taxes	21,424	6.2	21,596	6.7	(172)	(0.8)

Net income	32,339	9.3%	$31,225	9.8%	$1,114	3.6%

Adjusted EBITDA (1)	$58,922	16.9%	$59,285	18.5%	$(363)	(0.6)%

Earnings per share:
Basic	$0.83		$0.80
Diluted	$0.83		$0.80
Weighted average common shares outstanding:
Basic	38,905		38,858
Diluted	39,008		39,006

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $347.7 million for the six months ended June 30, 2016 compared to $320.0 million for the same period in 2015, an increase of $27.6 million, or 8.6%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed substantially all of the total increase. A slight increase in financing fees, partially offset by a decrease in other revenues contributed the remaining change in total revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $323.8 million for the six months ended June 30, 2016 from $294.4 million for the same period in 2015, an increase of $29.4 million, or 10.0%. The increase was driven by a combination of the growth in the number of investment sales transactions (8.5%) and average transaction size (9.9%), partially offset by a decrease in average commission rates (16 basis points) due to a larger proportion of our transactions that closed in the >$20 million institutional market segment, which generate lower commission rates.

Financing fees. Revenues from financing fees increased to $19.5 million for the six months ended June 30, 2016 from $19.2 million for the same period in 2015, an increase of $0.3 million or 1.4%. The increase was driven by an increase in the number of loan transactions (6.7%) and an increase in average transaction size (5.6%), partially offset by a decrease in average fee rates (9 basis points) due in part to fees from certain larger loan transactions during the six months ended June 30, 2016 as compared to the same period in 2015. Larger loan transactions generally earn a lower fee percentage.

Other revenues. Other revenues decreased to $4.4 million for the six months ended June 30, 2016 from $6.4 million for the same period in 2015, a decrease of $2.0 million or 31.3%. The decrease was primarily driven by a decrease in consulting and advisory services during the six months ended June 30, 2016 as compared to the same period in 2015.

Total operating expenses

Our total operating expenses were $294.0 million for the six months ended June 30, 2016 compared to $266.7 million for the same period in 2015, an increase of $27.2 million, or 10.2%. Expenses increased primarily due to an increase in cost of services, which is predominantly variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs increased as well, as described below.

Cost of services. Cost of services for the six months ended June 30, 2016 increased approximately $17.6 million, or 9.2% to $209.3 million from $191.7 million for the same period in 2015. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 60.2% for the six months ended June 30, 2016 compared to 59.9% for the same period in 2015 primarily due to increase in proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commissions rates, partially offset by a reduction in referral fees.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2016 increased $9.3 million, or 12.6%, to $82.7 million from $73.4 million for the same period in 2015. The increase was primarily due to (i) a $3.8 million increase in salaries and related benefits as a result of increases in headcount in corporate and sales office support in connection with our growth and expansion of services supporting our investment sales and financing professionals; (ii) a $3.3 million increase in sales and promotional marketing expenses to support increased sales activity and our annual sales recognition event; (iii) a $3.2 million increase in facilities expenses due to expansion of existing offices; (iv) a $0.5 million increase in legal costs and accruals and (v) a $1.4 million increase in other expense categories, net, primarily driven by our expansion and growth. The increases were partially offset by (i) a $1.5 million decrease in stock-based compensation expense due to a decline in the Company’s stock price partially offset by incremental stock-based awards granted since the second quarter of 2015 and (ii) a $1.4 million decrease in management performance related compensation driven by a reduction in bonus accruals due to management exceeding performance criteria during the first six months of 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased to $2.0 million for the six months ended June 30, 2016 from $1.6 million for the same period in 2015, an increase of $0.4 million, or 27.0%. The increase is primarily driven by our expansion and growth.

Other income (expense), net

Other income (expense), net increased to $0.8 million for the six months ended June 30, 2016 from $0.5 million for the same period in 2015. The increase was primarily driven by an increase in interest income on our investments in marketable securities, available-for-sale, foreign currency gains related to our Canadian operations and the value of our deferred compensation plan assets held in the rabbi trust. The increase was partially offset by realized losses on our investments in marketable securities, available-for-sale, primarily due to a security sold which no longer met criteria of our investment policy.

Interest expense

Interest expense decreased to $0.8 million for the six months ended June 30, 2016 from $1.0 million for the same period in 2015, a decrease of $0.2 million, or 20.0%.

Provision for income taxes

The provision for income taxes was $21.4 million for the six months ended June 30, 2016 as compared to $21.6 million in the same period in 2015, a decrease of $0.2 million or 0.8%. The effective income tax rate for the six months ended June 30, 2016 was 39.8%, compared with 40.9% for the same period in 2015. The decrease in the effective tax rate was due to a decrease in the effective state tax rate primarily as a result of changes in the Company’s state apportionment.

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

The provisions for income taxes excludes the difference in book and tax deductions associated with the settlement of shares under the Company’s 2013 Plan and disqualifying dispositions of shares issued from our 2013 ESPP Plan. Such tax benefits, which aggregated $171,000 and $524,000 during the six months ended June 30, 2016 and 2015, respectively, were recorded directly to additional paid-in capital.

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

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$17,524	$17,556	$32,339	$31,225
Adjustments:
Interest income and other (1)	(479)	(339)	(731)	(674)
Interest expense	384	386	775	969
Provision for income taxes	11,542	11,949	21,424	21,596
Depreciation and amortization	1,009	807	2,015	1,587
Stock-based compensation	1,775	2,675	3,100	4,582

Adjusted EBITDA(2)	$31,755	$33,034	$58,922	$59,285

(1)	Other for the three months ended June 30, 2016, and 2015 includes $20 and $56 of net realized gains on marketable securities, available-for-sale. Other for the six months ended June 30, 2016, and 2015 includes $(135) and $130 of net realized (losses) gains on marketable securities, available-for-sale.
(2)	The decrease in Adjusted EBITDA for the three and six months ended June 30, 2016, compared to the same period in the prior year is primarily due to lower stock-based compensation expense and a higher proportion of operating expenses compared to revenues.

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

Cash held in our Canadian operations aggregated $794,000 and $763,000 at June 30, 2016 and December 31, 2015, respectively.

Cash Flows

Our total cash and cash equivalents balance decreased by $3.7 million to $92.4 million at June 30, 2016, compared to $96.2 million at December 31, 2015. The following table sets forth our summary cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$12,260	$21,867
Net cash used in investing activities	(14,534)	(90,539)
Net cash (used in) provided by financing activities	(1,474)	3,711

Net decrease in cash and cash equivalents	(3,748)	(64,961)
Cash and cash equivalents at beginning of period	$96,185	149,159
Cash and cash equivalents at end of period	$92,437	$84,198

Operating Activities

Cash flows provided by operating activities were $12.3 million for the six months ended June 30, 2016, as compared to $21.9 million for the same period in 2015. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $9.6 million decrease in cash flows provided by operating activities for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to differences in timing of payments and receipts, a reduction in the deferral of certain discretionary commissions and a reduction in bonus accruals due to management exceeding performance criteria in the first six months of 2015.

Investing Activities

Cash flows used in investing activities were $14.5 million for the six months ended June 30, 2016, as compared to $90.5 million cash flows used in investing activities for the same period in 2015. The decrease in cash flows used in investing activities for the six months ended June 30, 2016, as compared to the same period in 2015 was primarily due to $10.0 million in net purchases of marketable securities, available-for-sale for the six months ended June 30, 2016 compared to $88.2 million for the same period in 2015.

Financing Activities

Cash flows used in financing activities were $1.5 million for the six months ended June 30, 2016, as compared to cash flows provided by financing activities of $3.7 million for the same period in 2015. The change in cash flows (used in) provided by financing activities for the six months ended June 30, 2016 compared to the same period in 2015, was primarily impacted by net changes in stock-based award activity, including excess tax benefit from stock-based award activity. See Note 9 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity

We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable securities, available-for-sale and borrowings available under the credit agreement will be sufficient to satisfy our operating requirements for at least the next twelve months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from, among other factors, the ability to fund acquisitions or to otherwise finance our growth or operations. In addition, our notes payable to former stockholders and SARs liability have provisions, which could accelerate repayment of outstanding principal and accrued interest and adversely impact our liquidity.

Contractual Obligations and Commitments

There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 other than an acceleration of payments of the SARs liability and Deferred Compensation Plan liability due to the retirement of certain participants. Anticipated payments increased $3.8 million (1-3 years) and $3.6 million (3-5 years) and decreased $7.2 million (more than 5 years) and $3.6 million (other) from those reported as of December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities and asset backed securities. As of June 30, 2016, the fair value of investments in marketable securities, available-for-sale was $146.0 million. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to maturity, we may choose to sell any of the securities based on market opportunities to enhance our overall yield or maintain compliance with our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments, with a weighted average rating (exclusive of cash and cash equivalents) of AA+ as of June 30, 2016. Maturities are maintained consistent with our short, medium and long-term liquidity objectives.

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

Change in Interest Rates	Approximate Change in Fair Value of Investments
2% Decrease	$3,560
1% Decrease	$2,143
1% Increase	$(2,475)
2% Increase	$(4,950)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Marcus & Millichap, Inc.

Date:	August 8, 2016	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2016	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.22*	Retirement Agreement and Release of All Claims between the Company and John J. Kerin dated as of June 13, 2016

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.