Form 10-Q
period 2016-09-30
Marcus & Millichap, Inc.
filed 2016-11-07
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of November 2, 2016 was 37,616,243 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$121,953	$96,185
Commissions receivable	4,501	3,342
Prepaid expenses	6,987	7,542
Income tax receivable	—	4,049
Marketable securities, available-for-sale	48,377	79,860
Other assets, net	3,826	5,136

Total current assets	185,644	196,114
Prepaid rent	12,628	9,075
Property and equipment, net	15,585	11,579
Marketable securities, available-for-sale	94,279	54,395
Assets held in rabbi trust	7,309	5,661
Deferred tax assets, net	35,495	35,285
Other assets	9,056	9,116

Total assets	$359,996	$321,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,865	$9,135
Notes payable to former stockholders	986	939
Deferred compensation and commissions	29,644	34,091
Income tax payable	4,181	—
Accrued bonuses and other employee related expenses	20,152	30,846

Total current liabilities	64,828	75,011
Deferred compensation and commissions	40,278	43,678
Notes payable to former stockholders	8,686	9,671
Deferred rent and other liabilities	4,291	3,875

Total liabilities	118,083	132,235

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at September 30, 2016, and December 31, 2015, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 37,616,243 and 37,396,456 at September 30, 2016, and December 31, 2015, respectively	4	4
Additional paid-in capital	84,949	80,591
Stock notes receivable from employees	(4)	(4)
Retained earnings	155,425	107,942
Accumulated other comprehensive income	1,539	457

Total stockholders’ equity	241,913	188,990

Total liabilities and stockholders’ equity	$359,996	$321,225

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Real estate brokerage commissions	$165,695	$151,942	$489,477	$446,356
Financing fees	11,320	10,865	30,779	30,046
Other revenues	3,619	3,069	8,037	9,497

Total revenues	180,634	165,876	528,293	485,899

Operating expenses:
Cost of services	113,852	102,010	323,131	293,725
Selling, general, and administrative expense	40,728	35,646	123,403	109,064
Depreciation and amortization expense	1,149	802	3,164	2,389

Total operating expenses	155,729	138,458	449,698	405,178

Operating income	24,905	27,418	78,595	80,721
Other income (expense), net	719	(464)	1,567	23
Interest expense	(380)	(380)	(1,155)	(1,349)

Income before provision for income taxes	25,244	26,574	79,007	79,395
Provision for income taxes	10,100	11,398	31,524	32,994

Net income	15,144	15,176	47,483	46,401
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax of $(37), $47, $684 and $(159) for the three months ended September 30, 2016, and 2015 and the nine months ended September 30, 2016 and 2015, respectively	(56)	56	1,050	(249)
Foreign currency translation (loss) gain, net of tax of $0, $140, $0 and $226 for the three months ended September 30, 2016, and 2015 and the nine months ended September 30, 2016 and 2015, respectively	(3)	234	32	361

Total other comprehensive (loss) income	(59)	290	1,082	112

Comprehensive income	$15,085	$15,466	$48,565	$46,513

Earnings per share:
Basic	$0.39	$0.39	$1.22	$1.19
Diluted	$0.39	$0.39	$1.22	$1.19
Weighted average common shares outstanding:
Basic	38,939	38,890	38,916	38,868
Diluted	39,122	39,160	39,034	39,051

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings		Total
	Shares	Amount	Shares	Amount				Accumulated Other Comprehensive Income
Balance as of December 31, 2015	—	$—	37,396,456	$4	$80,591	$(4)	$107,942	$457	$188,990

Net and comprehensive income	—	—	—	—	—	—	47,483	1,082	48,565

Stock-based award activity
Stock-based compensation	—	—	—	—	4,933	—	—	—	4,933
Shares issued pursuant to employee stock purchase plan	—	—	17,940	—	402	—	—	—	402
Issuance of common stock for unvested restricted stock awards	—	—	14,742	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	228,398	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(41,293)	—	(1,134)	—	—	—	(1,134)
Windfall tax benefit from stock-based award activity	—	—	—	—	157	—	—	—	157

Balance as of September 30, 2016	—	$—	37,616,243	$4	$84,949	$(4)	$155,425	$1,539	$241,913

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$47,483	$46,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,164	2,389
Provision for bad debt expense	15	127
Stock-based compensation	4,933	6,750
Deferred taxes, net	(894)	(3,160)
Net realized losses (gains) on marketable securities, available-for-sale	119	(130)
Tax benefit from stock-based award activity	157	4,844
Excess tax benefit from stock-based award activity	(157)	(4,844)
Other non-cash items	359	295
Changes in operating assets and liabilities:
Commissions receivable	(1,159)	(470)
Prepaid expenses	555	1,144
Prepaid rent	(3,553)	(4,538)
Contributions to rabbi trust	(1,263)	(1,448)
Other assets	1,544	(3,993)
Accounts payable and accrued expenses	309	(2,650)
Income tax receivable/payable	8,230	4,939
Accrued bonuses and other employee related expenses	(10,495)	(4,885)
Deferred compensation and commissions	(8,245)	(3,191)
Deferred rent obligation and other liabilities	416	1,002

Net cash provided by operating activities	41,518	38,582
Cash flows from investing activities
Purchases of marketable securities, available-for-sale	(97,311)	(130,500)
Proceeds from sales and maturities of marketable securities, available-for-sale	90,476	10,608
Payments received on employee notes receivable	3	15
Issuances of employee notes receivable	(381)	(175)
Purchase of property and equipment	(7,049)	(3,753)
Proceeds from sale of property and equipment	25	—

Net cash used in investing activities	(14,237)	(123,805)
Cash flows from financing activities
Proceeds from issuance of shares pursuant to employee stock purchase plan	402	502
Taxes paid related to net share settlement of stock-based awards	(1,134)	(756)
Excess tax benefit from stock-based award activity	157	4,844
Principal payments on notes payable to former stockholders	(938)	(894)

Net cash (used in) provided by financing activities	(1,513)	3,696

Net increase (decrease) in cash and cash equivalents	25,768	(81,527)
Cash and cash equivalents at beginning of period	96,185	149,159

Cash and cash equivalents at end of period	$121,953	$67,632

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(dollar amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information
Interest paid during the period	$613	$853

Income taxes paid, net	$24,032	$26,370

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$199	$208

Change in property and equipment included in accounts payable and accrued expenses	$421	$729

Settlements of deferred compensation obligation with trust assets	$—	$28

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business, basis of presentation and recent accounting pronouncements

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of September 30, 2016, MMI operates 81 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

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

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed on March 15, 2016 with the SEC. The results of the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016, or for other interim periods or future years.

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

The Company derives its revenues from a broad range of real estate investors, owners and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company performs credit evaluations of its customers and debtors and requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and nine months ended September 30, 2016 and 2015, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and therefore do not expose the Company to significant credit risk.

The Company’s Canadian operations represented less than 1.0% of total revenues in each period presented.

For the three and nine months ended September 30, 2016, one office represented approximately 10.9% and 10.1% of real estate brokerage commissions revenue, respectively. No office represented 10% or more of real estate brokerage commissions revenue during the three and nine months ended September 30, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the current revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for transfer to customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU No. 2016-08, Revenue from Contacts with Customers: Principal Versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The additional ASU’s clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resources Group established by the FASB and extended the required adoption of ASU 2014-09 which is now effective for reporting periods beginning after December 15, 2017 and early adoption is permitted as of the original effective date.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Currently, there is no guidance under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, the Company will be required to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for reporting periods ending after December 15, 2016 and early adoption is permitted. For the Company, the new standard will be effective December 31, 2016. The Company does not anticipate that the adoption will have an impact on the Company’s condensed consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company is still evaluating the impact of the new standard. The Company will be required to adopt the new standard in 2019 and the Company’s condensed consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases, the amount of which and potential impact on the condensed consolidated statements of net and comprehensive income and condensed consolidated statements of cash flows has yet to be determined. As of September 30, 2016, the Company has remaining contractual obligations for operating leases (autos and office), which aggregate approximately $77.1 million. Accordingly, we anticipate that the adoption of the new standard will have a material impact on the Company’s condensed consolidated balance sheet.

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

ASU 2016-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2017. The Company is finalizing its evaluation of the impact of ASU 2016-09. The Company intends to adopt the provisions of ASU 2016-09 as of January 1, 2017. Since the Company issues stock-based awards to its employees and independent contractors and has recognized windfall tax benefits in additional paid in capital, it is anticipated that the ASU, when adopted, will impact (i) the Company’s provision for income taxes, and therefore net and comprehensive income and related earnings per share amounts, (ii) amounts presented in the condensed consolidated statement of stockholders’ equity and condensed consolidated statements of cash flows and (iii) to a lesser extent the timing of our stock-based compensation expense. In accordance with the provision of ASU 2016-09, the Company intends to change its accounting for forfeitures from awards that are not expected to vest to when forfeitures occur. The Company anticipates adopting the majority of the provision of ASU 2016-09 on a prospective basis except for the change in the accounting for forfeitures, where the Company anticipates adopting the provision on a modified retrospective basis with a cumulative-effect adjustment as of January 1, 2017. Since the impact of the adoption of ASU 2016-09 is dependent on the future share price of the Company’s stock, the Company cannot determine what the future impact will be for the forfeitures; however, based on the closing stock price on September 30, 2016, the cumulative-effect adjustment as of January 1, 2017 is not expected to be material. See Note 9 – “Stock-Based Compensation Plans” for additional information.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to reduce diversity in practice in the classification of cash activity related to eight specific areas. ASU 2016-15 is effective for reporting periods beginning after December 15, 2017 and interim periods within those years and early adoption is permitted. The Company adopted ASU 2016-15 during the nine months ended September 30, 2016. The Company evaluated the impact of this new standard and determined its historical classifications, where applicable, were in accordance with ASU 2016-15. Accordingly, the adoption did not have an impact on the Company’s condensed consolidated financial position or results of operations.

2.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Computer software and hardware equipment	$13,502	$10,973
Furniture, fixtures, and equipment	19,252	17,047
Less: accumulated depreciation and amortization	(17,169)	(16,441)

	$15,585	$11,579

During the nine months ended September 30, 2016 and 2015, the Company wrote off approximately $2.7 million and $2.6 million, respectively, of fully depreciated computer software and hardware and furniture, fixtures and equipment.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

3.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current		Non-Current
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
Due from independent contractors, net (1) (2)	$1,783	$2,545	$7,678	$7,358
Security deposits	—	—	1,054	1,425
Employee notes receivable (3)	434	224	112	158
Customer trust accounts and other	1,609	2,367	212	175

	$3,826	$5,136	$9,056	$9,116

(1)	Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years.
(2)	Includes allowance for doubtful accounts related to current receivables of $303 and $359 as of September 30, 2016 and December 31, 2015, respectively. The Company recorded a provision for bad debt expense of $12 and $48 and wrote off $6 and $24 of these receivables for the three months ended September 30, 2016 and 2015, respectively. The Company recorded a provision for bad debt expense of $15 and $127 and wrote off $71 and $59 of these receivables for the nine months ended September 30, 2016 and 2015, respectively.
(3)	See Note 6 – “Related-Party Transactions” for additional information.

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015
SARs liability (1)	$1,366	$—	$20,719	$21,399
Commissions payable to investment sales and financing professionals	28,140	34,091	12,755	17,015
Deferred compensation liability (1)	138	—	6,804	5,264

	$29,644	$34,091	$40,278	$43,678

(1)	The SARs and deferred compensation liability become subject to payout as a result of a participant no longer being considered as an employee service provider. As a result of the retirement of certain participants, estimated amounts to be paid to the participants within the next 12 months has been classified as current.

SARs Liability

Prior to the IPO, certain employees of the Company were granted stock appreciation rights (“SARs”) under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen at March 31, 2013, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in ten annual installments in January of each year upon retirement or termination from service. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rates at January 1, 2016 and 2015 were 4.273% and 4.173%, respectively. MMI recorded interest expense related to this liability of $229,000 and $214,000, for the three months ended September 30, 2016 and 2015, respectively and $686,000 and $642,000 for the nine months ended September 30, 2016 and 2015, respectively.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Estimated payouts within the next twelve months for participants that have separated from service have been classified as current.

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

Deferred Compensation Liability

A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service have been classified as current.

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$229	$(351)	$413	$(340)

Increase (decrease) in the carrying value of the deferred compensation obligation (2)	$209	$(307)	$397	$(248)

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$24,864	$15	$(1)	$24,878	$62,343	$—	$(71)	$62,272
U.S. government sponsored entities	11,508	5	—	11,513	17,571	—	(12)	17,559
Corporate debt securities	11,982	4	—	11,986	—	—	—	—
Asset-backed securities and other	—	—	—	—	29	—	—	29

	$48,354	$24	$(1)	$48,377	$79,943	$—	$(83)	$79,860

Long-term investments:
U.S. treasuries	$50,535	$172	$(9)	$50,698	$15,283	$—	$(112)	$15,171
U.S. government sponsored entities	15,989	25	—	16,014	12,107	—	(85)	12,022
Corporate debt securities	18,261	529	(21)	18,769	17,219	5	(519)	16,705
Asset-backed securities and other	8,729	118	(49)	8,798	10,649	—	(152)	10,497

	$93,514	$844	$(79)	$94,279	$55,258	$5	$(868)	$54,395

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	September 30, 2016		December 31, 2015
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(33)	$39,367	$(951)	$129,117

12 months or longer	$(47)	$2,747	$—	$—

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross realized gain (1)	$16	$—	$36	$133

Gross realized loss (1)	$—	$—	$(155)	$(3)

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined on the specific identification method.

The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration, duration management and when a security no longer meets the criteria of the Company’s investment policy. During the nine months ended September 30, 2016, the Company sold one security, which no longer met the requirements of its investment policy for a loss of $152,000.

As of September 30, 2016, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$48,354	$48,377	$79,943	$79,860
Due after one year through five years	70,627	70,758	28,634	28,465
Due after five years through ten years	14,998	15,537	18,020	17,466
Due after ten years	7,889	7,984	8,604	8,464

	$141,868	$142,656	$135,201	$134,255

Weighted average contractual maturity	3.2 years		3.3 years

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

5.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by these former stockholders (“the Notes”), which had been previously assumed by MMC, and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments and a final principal payment due during the second quarter of 2020. During each of the nine months ended September 30, 2016 and 2015, the Company made total payments on the Notes of $1.5 million.

Accrued interest pertaining to the Notes consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued interest (1)	$216	$367

(1)	Recorded in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Interest expense pertaining to the Notes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense	$122	$133	$381	$414

6.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC whereby the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company acquires the services separately. During the three months ended September 30, 2016 and 2015, the Company incurred $61,000 and $56,000 under the TSA. During the nine months ended September 30, 2016 and 2015, the Company incurred $185,000 and $165,000 under the TSA. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Accrued Expenses with MMC

As of September 30, 2016 and December 31, 2015, $661,000 and $96,000, respectively, remains unpaid and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended September 30, 2016 and 2015, the Company generated real estate brokerage commissions and financing fees of $1.1 million and $305,000, respectively, from subsidiaries of MMC. The Company incurred cost of services of $674,000 and $173,000, respectively, related to these revenues. For the nine months ended September 30, 2016 and 2015, the Company generated real estate brokerage commissions and financing fees of $3.5 million and $1.6 million, respectively, from subsidiaries of MMCs. The Company incurred cost of services of $2.1 million and $943,000, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single story office building located in Palo Alto, California, which was amended in 2016 to extend the expiration date to May 31, 2022. Rent expense for this lease aggregated $253,000 and $219,000 for the three months ended September 30, 2016 and 2015, respectively. Rent expense for this lease aggregated $759,000 and $474,500 for the nine months ended September 30, 2016 and 2015, respectively. Rent expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Other

The Company makes advances to non-executive employees from time-to-time. At September 30, 2016 and December 31, 2015, the aggregate principal amount for employee loans outstanding was $546,000 and $382,000, respectively, which is included in other assets, net current and other assets non-current captions in the accompanying condensed consolidated balance sheets.

As of September 30, 2016, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned 55.2% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC (“Phoenix”) and the George and Judy Marcus Family Foundation.

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

Investments carried at fair value are categorized into one of the three categories described above and consisted of the following (in thousands):

	September 30, 2016				December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets held in rabbi trust	$7,309	$—	$7,309	$—	$5,661	$—	$5,661	$—

Money market funds (1)	$60,513	$60,513	$—	$—	$5,987	$5,987	$—	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. Treasuries	$24,878	$24,878	$—	$—	$62,272	$62,272	$—	$—
U.S. Government Sponsored Entities	11,513	—	11,513	—	17,559	—	17,559	—
Corporate debt securities	11,986	—	11,986	—	—	—	—	—
Asset-backed securities and other	—	—	—	—	29	—	29	—

	$48,377	$24,878	$23,499	$—	$79,860	$62,272	$17,588	$—

Long-term investments:
U.S. Treasuries	$50,698	$50,698	$—	$—	$15,171	$15,171	$—	$—
U.S. Government Sponsored Entities	16,014	—	16,014	—	12,022	—	12,022	—
Corporate debt securities	18,769	—	18,769	—	16,705	—	16,705	—
Asset-backed securities and other	8,798	—	8,798	—	10,497	—	10,497	—

	$94,279	$50,698	$43,581	$—	$54,395	$15,171	$39,224	$—

(1)	Included in cash and cash equivalents.

There were no transfers in or out of Level 1 and Level 2 during the three and nine months ended September 30, 2016.

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

Common Stock

As of September 30, 2016 and December 31, 2015, there were 37,616,243 and 37,396,456 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee directors, respectively. See Note 11 – “Earnings per Share” for additional information.

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

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At September 30, 2016 and December 31, 2015, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of September 30, 2016, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and (losses) of available-for- sale securities	Foreign currency translation (2)	Total
Beginning balance, December 31, 2015	$(568)	$1,025	$457
Other comprehensive income before reclassifications	1,152	32	1,184
Amounts reclassified from accumulated other comprehensive income (1)	(102)	—	(102)

Net current-period other comprehensive income	1,050	32	1,082

Ending balance, September 30, 2016	$482	$1,057	$1,539

(1)	Included as a component of other income (expense), net in the condensed consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
(2)	The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

9.	Stock-Based Compensation Plans

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

Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were reserved for the issuance of awards under the 2013 Plan. Pursuant to the automatic increase provided for in the 2013 Plan, the board of directors have approved share reserve increases aggregating 2,200,000. At September 30, 2016, there were 4,352,735 shares available for future grants under the Plan.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended September 30, 2016, 239,396 shares of stock-based awards vested and 41,293 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The amount remitted to the tax authorities for the employees’ tax obligation was reflected in the taxes paid related to net share settlement of stock-based awards caption in the financing section of the condensed consolidated statements of cash flows. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

During the nine months ended September 30, 2016, the Company recorded windfall tax benefits, net in the amount of $157,000 resulting from settlement of stock-based award activity. Such windfall tax benefits, net are excluded from the provision for income taxes, and included as a component of additional paid-in capital in the accompanying condensed consolidated balance sheets and in cash flows provided by (used in) financing activities in the accompanying condensed consolidated statement of cash flows.

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2015	35,364	468,969	521,780	1,026,113	$21.17

Granted
February 2016	—	172,496	8,856	181,352
March 2016	—	30,000	—	30,000
May 2016	14,742	11,051	8,188	33,981
August 2016	—	12,781	49,608	62,389

Total Granted	14,742	226,328	66,652	307,722	23.79
Vested	(10,998)	(103,428)	(124,970)	(239,396)	20.03
Forfeited/canceled	—	(37,299)	(4,135)	(41,434)	21.64

Nonvested shares at September 30, 2016 (1)	39,108	554,570	459,327	1,053,005	$22.18

Unrecognized stock-based compensation expense as of September 30, 2016 (2)	$584	$10,836	$9,183	$20,603

Weighted average remaining vesting period (years) as of September 30, 2016	1.97	3.60	2.86	3.22

(1)	Nonvested RSU’s will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.22 years.

As of September 30, 2016, 1,365,445 fully vested DSUs remained outstanding.

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

The ESPP Plan has 366,667 shares of common stock reserved and 289,244 shares of common stock available for issuance as of September 30, 2016. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP. Pursuant to the provisions of the ESPP Plan, the board of directors determined a share reserve increase was not needed in 2015. At September 30, 2016, total unrecognized compensation cost related to the ESPP Plan was $27,000 and is expected to be recognized over a weighted average period of 0.13 years.

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

Summary of Stock-Based Compensation

Components of stock-based compensation included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income consisted of the following (in thousands, except common stock price):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Employee stock purchase plan	$54	$56	$162	$184
RSAs – non-employee directors	121	91	319	228
RSUs – employees	734	547	2,210	1,626
RSUs – independent contractors (1)	924	1,474	2,242	4,712

	$1,833	$2,168	$4,933	$6,750

Common stock price at beginning of period	$25.41	$46.14	$29.14	$33.25
Common stock price at end of period	$26.15	$45.99	$26.15	$45.99
Increase (decrease) in stock price	$0.74	$(0.15)	$(2.99)	$12.74

(1)	The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered non-employees under ASC 718. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement. Stock-based compensation expense is therefore impacted by the changes in the Company’s common stock price during each reporting period.

10.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 40.0% and 39.9%, compared to 42.9% and 41.6% for the three and nine months ended September 30, 2015. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any. The difference between the statutory tax rate and the Company’s effective tax rate is largely attributable to state income taxes and a full valuation allowance with respect to the deferred tax assets of the Company’s Canadian operations.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator (Basic and Diluted):
Net income	$15,144	$15,176	$47,483	$46,401

Denominator:
Basic
Weighted average common shares issued and outstanding	37,613	37,114	37,588	37,091
Deduct: Unvested RSAs (1)	(39)	(45)	(37)	(44)
Add: Fully vested DSUs (2)	1,365	1,821	1,365	1,821

Weighted Average Common Shares Outstanding	38,939	38,890	38,916	38,868

Basic earnings per common share	$0.39	$0.39	$1.22	$1.19

Diluted
Weighted Average Common Shares Outstanding from above	38,939	38,890	38,916	38,868
Add: Dilutive effect of RSUs, RSAs & ESPP	183	270	118	183

Weighted Average Common Shares Outstanding	39,122	39,160	39,034	39,051

Diluted earnings per common share	$0.39	$0.39	$1.22	$1.19

Antidilutive shares excluded from diluted earnings per common share (3)	94	31	489	77

(1)	RSAs were issued and outstanding to the non-employee directors and have a three year vesting term subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 8 – “Stockholders’ Equity” for additional information.
(3)	Primarily pertaining to RSU grants to the Company’s independent contractors.

12.	Commitments and Contingencies

Credit Agreement

On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (“Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which, as amended, matures on June 1, 2019. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at September 30, 2016. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio. In connection with executing the Credit Agreement, as amended the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $29,000 and $32,000 during the three months ended September 30, 2016 and 2015, respectively and $88,000 and $100,000 during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there were no amounts outstanding under the Credit Agreement.

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end both on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of September 30, 2016, the Company was in compliance with all financial and non-financial covenants.

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

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years.

As of September 30, 2016, we had 1,671 investment sales and financing professionals that are primarily exclusive independent contractors operating in 81 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three and nine months ended September 30, 2016, we closed 2,391 and 6,686 sales, financing and other transactions with total volume of approximately $11.1 billion and $31.4 billion, respectively. During the year ended December 31, 2015, we closed 8,715 sales, financing and other transactions with total volume of approximately $37.8 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For the three months ended September 30, 2016, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues. For the nine months ended September 30, 2016, approximately 93% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 1% from other revenues. During the year ended December 31, 2015, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues, including consulting and advisory services.

We divide commercial real estate into four major market segments, characterized by price:

•	Properties with prices less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.

Our strength is in serving private clients in the $1-$10 million private client market segment, which contributed approximately 68% and 70% of our real estate brokerage commissions during the three months ended September 30, 2016 and 2015, respectively and approximately 67% and 69% of our real estate brokerage commissions during the nine months ended September 30, 2016 and 2015, respectively.

The following tables set forth the number of transactions, sales volume and revenue by commercial real estate market segment for real estate brokerage:

	Three Months Ended September 30,
	2016			2015			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	277	$177	$7,921	306	$188	$7,897	(29)	$(11)	$24
Private Client Market ($1 - $10 million)	1,198	3,880	113,438	1,162	3,601	106,576	36	279	6,862
Middle Market (≥$10 - $20 million)	104	1,418	24,989	87	1,199	22,020	17	219	2,969
Larger Transaction Market (≥$20 million)	52	2,130	19,347	41	1,410	15,449	11	720	3,898

	1,631	$7,605	$165,695	1,596	$6,398	$151,942	35	$1,207	$13,753

	Nine Months Ended September 30,
	2016			2015			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	814	$518	$22,446	876	$531	$22,342	(62)	$(13)	$104
Private Client Market ($1 - $10 million)	3,526	11,224	330,485	3,263	10,563	309,866	263	661	20,619
Middle Market (≥$10 - $20 million)	278	3,784	64,782	245	3,324	62,573	33	460	2,209
Larger Transaction Market (≥$20 million)	187	8,144	71,764	138	5,457	51,575	49	2,687	20,189

	4,805	$23,670	$489,477	4,522	$19,875	$446,356	283	$3,795	$43,121

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

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015

(1)	Includes our Canadian operations, which represented less than 1.0% of our total revenues in each period presented.

Execution of Our Growth Strategy

We continue to see consistent increases in the number of brokerage transactions (8.1%) and volumes (6.3%) in the private client market segment during the first nine months of 2016, compared to the same period in the prior year. Our focused and targeted office expansion and an increase in the number of our specialized investment sales professionals, continues to expand our position in this significant market segment.

We achieved an overall increase in the number of transactions (8.9%) and volume (13.6%) in our specialty property types in the first nine months of 2016, compared to the same period in the prior year due to the work of our specialty directors in partnership with our regional managers supporting our sales force and driving growth of activities in these property types. The brokerage, financing and other activities in the middle market and larger transaction market segments continued to show growth in the number of transactions (8.0% and 35.2%, respectively) and volume (9.0% and 43.7%, respectively) during the first nine months of 2016 as a result of deployment of our proprietary marketing tools and development of strong credentials of our Institutional Property Advisors (IPA) division.

Continued expansion and integration of our financing services at the office level has provided our clients with a broad range of financing opportunities. This strategy has produced growth both in the number of transactions (6.6%) and volume (10.1%) of financings during the first nine months of 2016, compared to the same period in the prior year.

Factors Affecting Our Business

Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate investment sales and financing transactions we close in any period. The number and size of these transactions are affected by our ability to recruit and retain investment sales and financing professionals, identify and contract properties for sale and those that need financing and refinancing. We monitor the commercial real estate market through the four factors, which generally drive our business. They include the economy, real estate supply and demand, capital markets and investment activity.

The Economy

Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or a negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates and construction and vacancies can have a positive or a negative impact on our business. Overall market conditions can have an effect on investor sentiment and ultimately the demand for our services from investors in real estate. Our national footprint allows us to support our clients in balancing the opportunities and risks of changing regional economic conditions. We believe the economy once again showed durability in the face of international growth concerns, including the Brexit vote. The U.S. saw a continued moderate growth in jobs and GDP during 2016.

Real Estate Supply and Demand

Our business is dependent on the willingness of investors to invest in or sell commercial real estate which is affected by factors beyond our control. These factors include the supply of commercial real estate coupled with user demand for those properties and the performance of real estate assets when compared with the performance of other investments alternatives, such as stocks and bonds. Despite the economic recovery over the past eight years, we believe the investment in real estate continues to be a compelling investment for investors as real estate fundamentals remain strong. Vacancies remain tight for most property types. Construction is modest relative to the current stage of expansion. These factors continue to support market demand and; therefore, demand for our brokerage and financing service offerings.

Capital Markets

Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt and, as a result, impact transaction activity and prices. Changes in interest rates, as well as steady and protracted movements of interest rates in one direction (increases or decreases), could adversely or positively affect the operations and income potential of commercial real estate properties. These changes also have an influence on the demand from investors for commercial real estate investments. Mixed indications from the U.S. Federal Reserve, global concerns about economic growth and the continued downward trend of long-term interest rates globally have created uncertainty about the future of interest rates. We continue to see disciplined underwriting from lenders as well as ample liquidity in the market. However, we have seen transactions taking longer to close in late 2015 and in 2016. We believe the additional due diligence will result in a more stable environment for investors with capital continuing to be available for properties with good economic fundamentals over the long-term but will continue to limit transaction velocity in the short-term.

Investment Activity

We rely on investors to buy and sell properties in order generate commissions. Investors’ desires to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and; therefore, transaction velocity. In addition, our private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning. We believe stock market and commodity price volatility and interest rate policy along with the Brexit vote during the first nine months of 2016, have created heightened uncertainty in the domestic and the global markets. In addition, a maturing real estate cycle and buyers and lenders exercising heightened underwriting caution are contributing to a flattening trend in market sales. We believe an attractive investment backdrop continues in the commercial real estate market despite these events; however, with lower growth rates than experienced in the past.

Seasonality

Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has generally caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industrywide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted both positively and negatively by major economic or political events impacting investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger property buyers, among others. Private client investors may accelerate or delay transactions due to personal or business related reasons unrelated to economic events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually in which higher commissions are paid for higher sales volumes. Our historical pattern of seasonality may or may not continue to the same degree experienced in prior years.

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

Our business is transaction oriented and, as such, we rely on investment sales and financing professionals to continually develop leads, identify properties to sell, market those properties and close the sale timely to generate a consistent flow of revenue. While our sales volume is impacted by the seasonality factors discussed above, the timing of closings is also dependent on many market and personal factors unique to a particular client or transaction, particularly clients transacting in the $1-$10 million private client market segment. These factors can cause transactions to be accelerated or delayed beyond our control. Further, commission rates earned are generally inversely related to the value of the property sold. As a result of our expansion into the middle and larger transaction market segments, we have seen our overall commission rates fluctuate from period-to-period as a result of changes in the relative mix of the number and volume of transactions closed in the middle and larger transaction market segments as compared to the $1-$10 million private client market segment. These factors may result in period-to-period variations in our revenues different from historical patterns.

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

Key Metrics

Transaction Activity by Property Type

We have a long history and significant expertise in our core property types of multifamily, retail, office and industrial. We have expanded our expertise in the specialty property types by hiring and assigning specialty directors to coordinate our national presence in these property types and expand our market share. The following tables set forth the number and sales volume (dollars in billions) of investment sales, financing and other transactions for the three and nine months ended September 30, 2016 compared to the same periods in 2015 by property type:

	Three Months Ended September 30,
	2016		2015		Change
	Number	Volume	Number	Volume	Number	Volume
Core Property Types:
Multifamily	929	$5.6	876	$4.2	53	$1.4
Retail	914	3.1	842	2.5	72	0.6
Office	154	0.6	122	0.5	32	0.1
Industrial	62	0.2	47	0.2	15	—

Total Core Property Types	2,059	$9.5	1,887	$7.4	172	$2.1

Specialty Property Types:
Seniors Housing	34	$0.4	24	$0.2	10	0.2
Self-Storage	58	0.3	47	0.2	11	0.1
Land	81	0.2	81	0.2	—	—
Hospitality	48	0.2	54	0.8	(6)	(0.6)
Manufactured Housing	29	0.1	20	0.1	9	—
Mixed - Use / Other	82	0.4	99	0.5	(17)	(0.1)

Total Specialty Property Types	332	$1.6	325	$2.0	7	$(0.4)

	2,391	$11.1	2,212	$9.4	179	$1.7

	Nine Months Ended September 30,
	2016		2015		Change
	Number	Volume	Number	Volume	Number	Volume
Core Property Types:
Multifamily	2,491	$15.2	2,501	$12.6	(10)	$2.6
Retail	2,660	8.8	2,357	7.5	303	1.3
Office	432	1.7	389	1.6	43	0.1
Industrial	184	0.7	164	0.8	20	(0.1)

Total Core Property Types	5,767	$26.4	5,411	$22.5	356	$3.9

Specialty Property Types:
Seniors Housing	65	$1.3	59	$0.6	6	0.7
Hospitality	173	0.9	158	1.2	15	(0.3)
Self-Storage	151	0.8	150	0.7	1	0.1
Land	203	0.6	206	0.5	(3)	0.1
Manufactured Housing	91	0.4	65	0.3	26	0.1
Mixed - Use / Other	236	1.0	206	1.1	30	(0.1)

Total Specialty Property Types	919	$5.0	844	$4.4	75	$0.6

	6,686	$31.4	6,255	$26.9	431	$4.5

Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the three months ended September 30, 2016 and 2015, we closed more than 2,300 and 2,200 sales, financing and other transactions with total volume of approximately $11.1 billion and $9.4 billion, respectively. During the nine months ended September 30, 2016 and 2015, we closed more than 6,600 and 6,200 sales, financing and other transactions with total volume of approximately $31.4 billion and $26.9 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Brokerage	2016	2015	2016	2015
Average Number of Investment Sales Professionals	1,540	1,415	1,504	1,416
Average Number of Transactions per Investment Sales Professional	1.06	1.13	3.19	3.19
Average Commission per Transaction	$101,591	$95,202	$101,868	$98,708
Average Commission Rate	2.18%	2.37%	2.07%	2.25%
Average Transaction Size (in thousands)	$4,663	$4,009	$4,926	$4,395
Total Number of Transactions	1,631	1,596	4,805	4,522
Total Sales Volume (in millions)	$7,605	$6,398	$23,670	$19,875

	Three Months Ended September 30,		Nine Months Ended September 30,
Specialty Property Types:	2016	2015	2016	2015
Average Number of Financing Professionals	99	84	98	83
Average Number of Transactions per Financing Professional	4.39	4.87	12.35	13.67
Average Fee per Transaction	$26,023	$26,565	$25,437	$26,472
Average Fee Rate	0.86%	0.88%	0.83%	0.89%
Average Transaction Size (in thousands)	$3,009	$3,029	$3,064	$2,966
Total Number of Transactions	435	409	1,210	1,135
Total Dollar Volume (in millions)	$1,309	$1,239	$3,708	$3,366

Results of Operations

Following is a discussion of our results of operations for the three and nine months ended September 30, 2016 and 2015. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Comparison of Three Months Ended September 30, 2016 and 2015

Below are key operating results for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended September 30,	Percentage of	Three Months Ended September 30,	Percentage of	Change
	2016	Revenue	2015	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$165,695	91.7%	$151,942	91.6%	$13,753	9.1%
Financing fees	11,320	6.3	10,865	6.6	455	4.2
Other revenues	3,619	2.0	3,069	1.8	550	17.9

Total revenues	180,634	100.0	165,876	100.0	14,758	8.9

Operating expenses:
Cost of services	113,852	63.0	102,010	61.5	11,842	11.6
Selling, general, and administrative expense	40,728	22.6	35,646	21.5	5,082	14.3
Depreciation and amortization expense	1,149	0.6	802	0.5	347	43.3

Total operating expenses	155,729	86.2	138,458	83.5	17,271	12.5

Operating income	24,905	13.8	27,418	16.5	(2,513)	(9.2)
Other income (expense), net	719	0.4	(464)	(0.3)	1,183	(255.0)
Interest expense	(380)	(0.2)	(380)	(0.2)	—	—

Income before provision for income taxes	25,244	14.0	26,574	16.0	(1,330)	(5.0)
Provision for income taxes	10,100	5.6	11,398	6.9	(1,298)	(11.4)

Net income	$15,144	8.4%	$15,176	9.1%	$(32)	(0.2)%

Adjusted EBITDA (1)	$28,092	15.6%	$29,601	17.8%	$(1,509)	(5.1)%

Earnings per share:
Basic	$0.39		$0.39
Diluted	$0.39		$0.39
Weighted average common shares outstanding:
Basic	38,939		38,890
Diluted	39,122		39,160

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $180.6 million for the three months ended September 30, 2016 compared to $165.9 million for the same period in 2015, an increase of $14.8 million, or 8.9%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed substantially all of the total increase. An increase in financing fees and an increase in other revenues contributed the remaining change in total revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $165.7 million for the three months ended September 30, 2016 from $151.9 million for the same period in 2015, an increase of $13.8 million, or 9.1%. The increase was driven by growth in the average transaction size (16.3%) and to a lesser extent, number of investment sales transactions (2.2%), partially offset by a decrease in average commission rates (19 basis points) due to a larger proportion of our transactions that closed in the >$20 million larger transaction market segment, which generate lower commission rates.

Financing fees. Revenues from financing fees increased to $11.3 million for the three months ended September 30, 2016 from $10.9 million for the same period in 2015, an increase of $0.5 million or 4.2%. The increase was driven by an increase in the number of loan transactions (6.4%) due to an increase in the average number of financing professionals (17.9%), partially offset by a decrease in average commission rate per transaction (2 basis points) due in part to fees from certain larger loan transactions during the three months ended September 30, 2016 as compared to the same period in 2015. Larger loan transactions generally earn a lower fee percentage.

Other revenues. Other revenues increased to $3.6 million for the three months ended September 30, 2016 from $3.1 million for the same period in 2015, an increase of $0.6 million or 17.9%.

Total operating expenses

Our total operating expenses were $155.7 million for the three months ended September 30, 2016 compared to $138.5 million for the same period in 2015, an increase of $17.3 million, or 12.5%. Expenses increased primarily due to an increase in cost of services, which is predominantly variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs and to a lesser extent depreciation and amortization increased as well, as described below.

Cost of services. Cost of services for the three months ended September 30, 2016 increased $11.8 million, or 11.6% to $113.9 million from $102.0 million for the same period in 2015. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 63.0% for the three months ended September 30, 2016 compared to 61.5% for the same period in 2015 primarily due to an increase in proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commissions rates, partially offset by a reduction in referral fees.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2016 increased $5.1 million, or 14.3%, to $40.7 million from $35.7 million for the same period in 2015. Increases in our selling, general and administrative expense have been driven by our growth and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $1.9 million increase in salaries and related benefits as a result of increases in headcount in corporate and sales office support in connection with our growth and expansion of services supporting our investment sales and financing professionals; (ii) a $1.9 million increase in facilities expenses due to expansion of existing offices; (iii) a $1.2 million increase in sales and promotional marketing expenses to support increased sales activity; and (iv) a $1.1 million increase in other expense categories, net, primarily driven by our expansion and growth. In addition, selling, general and administrative expense increased $1.2 million due to legal costs and accruals, primarily driven by a settlement of outstanding litigation during the three months ended September 30, 2015, which reduced legal costs in that period; and decreased by (i) a $1.9 million decrease in management performance related compensation driven by reduced bonus accruals due to management exceeding performance criteria during three months ended September 30, 2015 and (ii) a $0.3 million decrease in stock-based compensation expense due to a decline in the Company’s stock price partially offset by incremental stock-based awards granted since the third quarter of 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1.1 million for the three months ended September 30, 2016 from $0.8 million for the same period in 2015, an increase of $0.3 million, or 43.3%. The increase is primarily driven by our expansion and growth.

Other income (expense), net

Other income (expense), net increased to $0.7 million for the three months ended September 30, 2016 from $(0.5) million for the same period in 2015. The increase was primarily driven by an increase in the value of our deferred compensation plan assets held in the rabbi trust, interest income on our investments in marketable securities, available-for-sale and foreign currency gains related to our Canadian operations.

Interest expense

Interest expense was $0.4 million for each of the three months ended September 30, 2016 and 2015.

Provision for income taxes

The provision for income taxes was $10.1 million for the three months ended September 30, 2016 as compared to $11.4 million in the same period in 2015, a decrease of $1.3 million or 11.4%. The effective income tax rate for the three months ended September 30, 2016 was 40.0%, compared with 42.9% for the same period in 2015. The decrease in the effective tax rate was due to a decrease in the effective state tax rate primarily as a result of changes in the Company’s state apportionment and the associated discrete tax expense recognized in 2015.

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

Comparison of Nine Months Ended September 30, 2016 and 2015

Below are key operating results for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 (dollar and share amounts in thousands, except per share amounts):

	Nine Months Ended September 30,	Percentage of	Nine Months Ended September 30,	Percentage of	Change
	2016	Revenue	2015	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$489,477	92.7%	$446,356	91.9%	$43,121	9.7%
Financing fees	30,779	5.8	30,046	6.2	733	2.4
Other revenues	8,037	1.5	9,497	1.9	(1,460)	(15.4)

Total revenues	528,293	100.0	485,899	100.0	42,394	8.7

Operating expenses:
Cost of services	323,131	61.2	293,725	60.4	29,406	10.0
Selling, general, and administrative expense	123,403	23.3	109,064	22.5	14,339	13.1
Depreciation and amortization expense	3,164	0.6	2,389	0.5	775	32.4

Total operating expenses	449,698	85.1	405,178	83.4	44,520	11.0

Operating income	78,595	14.9	80,721	16.6	(2,126)	(2.6)
Other income (expense), net	1,567	0.3	23	—	1,544	na
Interest expense	(1,155)	(0.2)	(1,349)	(0.3)	194	(14.4)

Income before provision for income taxes	79,007	15.0	79,395	16.3	(388)	(0.5)
Provision for income taxes	31,524	6.0	32,994	6.8	(1,470)	(4.5)

Net income	$47,483	9.0%	$46,401	9.5%	$1,082	2.3%

Adjusted EBITDA (1)	$87,014	16.5%	$88,886	18.3%	$(1,872)	(2.1)%

Earnings per share:
Basic	$1.22		$1.19
Diluted	$1.22		$1.19
Weighted average common shares outstanding:
Basic	38,916		38,868
Diluted	39,034		39,051

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $528.3 million for the nine months ended September 30, 2016 compared to $485.9 million for the same period in 2015, an increase of $42.4 million, or 8.7%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed substantially all of the total increase. A slight increase in financing fees, partially offset by a decrease in other revenues contributed the remaining change in total revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $489.5 million for the nine months ended September 30, 2016 from $446.4 million for the same period in 2015, an increase of $43.1 million, or 9.7%. The increase was driven by a combination of the growth in the number of investment sales transactions (6.3%) and average transaction size (12.1%), partially offset by a decrease in average commission rates (18 basis points) due to a larger proportion of our transactions that closed in the >$20 million larger transaction market segment, which generate lower commission rates.

Financing fees. Revenues from financing fees increased to $30.8 million for the nine months ended September 30, 2016 from $30.0 million for the same period in 2015, an increase of $0.7 million or 2.4%. The increase was driven by an increase in the number of loan transactions (6.6%) due to an increase in the average number of financing professionals (18.1%), partially offset by a decrease in average fee rates (6 basis points) due in part to fees from certain larger loan transactions during the nine months ended September 30, 2016 as compared to the same period in 2015. Larger loan transactions generally earn a lower fee percentage.

Other revenues. Other revenues decreased to $8.0 million for the nine months ended September 30, 2016 from $9.5 million for the same period in 2015, a decrease of $1.5 million or 15.4%. The decrease was primarily driven by a decrease in consulting and advisory services during the nine months ended September 30, 2016 as compared to the same period in 2015.

Total operating expenses

Our total operating expenses were $449.7 million for the nine months ended September 30, 2016 compared to $405.2 million for the same period in 2015, an increase of $44.5 million, or 11.0%. Expenses increased primarily due to an increase in cost of services, which is predominantly variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs and to a lesser extent depreciation and amortization increased as well, as described below.

Cost of services. Cost of services for the nine months ended September 30, 2016 increased $29.4 million, or 10.0% to $323.1 million from $293.7 million for the same period in 2015. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 61.2% for the nine months ended September 30, 2016 compared to 60.4% for the same period in 2015 primarily due to an increase in proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commissions rates, partially offset by a reduction in referral fees.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2016 increased $14.3 million, or 13.1%, to $123.4 million from $109.1 million for the same period in 2015. Increases in our selling, general and administrative expense have been driven by our growth and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $5.7 million increase in salaries and related benefits as a result of increases in headcount in corporate and sales office support in connection with our growth and expansion of services supporting our investment sales and financing professionals; (ii) a $5.1 million increase in facilities expenses due to expansion of existing offices; (iii) a $4.5 million increase in sales and promotional marketing expenses to support increased sales activity and our annual sales recognition event; and (iv) a $2.4 million increase in other expense categories, net, primarily driven by our expansion and growth. In addition, selling, general and administrative expense increased $1.7 million due to legal costs and accruals, partly driven by settlement of outstanding litigation and recoveries from a settlement with an insurance carrier during the nine months ended September 30, 2015, which reduced legal costs in that period; and decreased by (i) a $3.3 million in management performance related compensation driven by reduced bonus accruals due to management exceeding performance criteria during the nine months ended September 30, 2015 and (ii) a $1.8 million in stock-based compensation expense due to a decline in the Company’s stock price partially offset by incremental stock-based awards granted since the third quarter of 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased to $3.1 million for the nine months ended September 30, 2016 from $2.4 million for the same period in 2015, an increase of $0.8 million, or 32.4%. The increase is primarily driven by our expansion and growth and investment in technology to improve the sales and marketing tools.

Other income (expense), net

Other income (expense), net increased to $1.6 million for the nine months ended September 30, 2016 from $23,000 for the same period in 2015. The increase was primarily driven by an increase in the value of our deferred compensation plan assets held in the rabbi trust, foreign currency gains related to our Canadian operations and interest income on our investments in marketable securities, available-for-sale. The increase was partially offset by realized losses on our investments in marketable securities, available-for-sale, due to a security sold during the nine months ended September 30, 2016, which no longer met criteria our investment policy.

Interest expense

Interest expense decreased to $1.2 million for the nine months ended September 30, 2016 from $1.3 million for the same period in 2015, a decrease of $0.2 million, or 14.4%.

Provision for income taxes

The provision for income taxes was $31.5 million for the nine months ended September 30, 2016 as compared to $33.0 million in the same period in 2015, a decrease of $1.5 million or 4.5%. The effective income tax rate for the nine months ended September 30, 2016 was 39.9%, compared with 41.6% for the same period in 2015. The decrease in the effective tax rate was due to a decrease in the effective state tax rate primarily as a result of changes in the Company’s state apportionment and the associated discrete tax expense recognized in 2015.

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

The provisions for income taxes excludes the difference in book and tax deductions associated with the settlement of shares under the Company’s 2013 Plan and disqualifying dispositions of shares issued from our 2013 ESPP Plan. Such tax benefits, which aggregated $157,000 and $534,000 during the nine months ended September 30, 2016 and 2015, respectively, were recorded directly to additional paid-in capital.

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

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$15,144	$15,176	$47,483	$46,401
Adjustments:
Interest income and other (1)	(514)	(323)	(1,245)	(997)
Interest expense	380	380	1,155	1,349
Provision for income taxes	10,100	11,398	31,524	32,994
Depreciation and amortization	1,149	802	3,164	2,389
Stock-based compensation	1,833	2,168	4,933	6,750

Adjusted EBITDA (2)	$28,092	$29,601	$87,014	$88,886

(1)	Other for the three months ended September 30, 2016 and 2015 includes $16 and $0, respectively, of net realized gains on marketable securities, available-for-sale. Other for the nine months ended September 30, 2016 and 2015 includes $(119) and $130, respectively, of net realized (losses) gains on marketable securities, available-for-sale.
(2)	The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2016, compared to the same period in the prior year is primarily due to lower stock-based compensation expense and a higher proportion of operating expenses compared to revenues.

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

The Company invests excess cash in money market funds. In October 2016, new regulations issued by the SEC in July 2014 went into effect. As a result, certain of the investments in money market funds in which the Company invests may no longer maintain a stable NAV and may impose fees on redemptions and/or gate fees. The Company has evaluated all its investments in money market funds and determined based on current facts and circumstances that they continue to meet the criteria to be classified as cash and cash equivalents.

Cash held in our Canadian operations aggregated $526,000 and $763,000 at September 30, 2016 and December 31, 2015, respectively.

Cash Flows

Our total cash and cash equivalents balance increased by $25.8 million to $122.0 million at September 30, 2016, compared to $96.2 million at December 31, 2015. The following table sets forth our summary cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$41,518	$38,582
Net cash used in investing activities	(14,237)	(123,805)
Net cash (used in) provided by financing activities	(1,513)	3,696

Net increase (decrease) in cash and cash equivalents	25,768	(81,527)
Cash and cash equivalents at beginning of period	$96,185	149,159
Cash and cash equivalents at end of period	$121,953	$67,632

Operating Activities

Cash flows provided by operating activities were $41.5 million for the nine months ended September 30, 2016, as compared to $38.6 million for the same period in 2015. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $2.9 million increase in cash flows provided by operating activities for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to the net effect of our growth of business, differences in timing of payments and receipts, a reduction in the deferral of certain discretionary commissions and lower bonus accruals.

Investing Activities

Cash flows used in investing activities were $14.2 million for the nine months ended September 30, 2016, as compared to $123.8 million for the same period in 2015. The decrease in cash flows used in investing activities for the nine months ended September 30, 2016, as compared to the same period in 2015 was primarily due to $6.8 million in net purchases of marketable securities, available-for-sale for the nine months ended September 30, 2016 compared to $119.9 million for the same period in 2015.

Financing Activities

Cash flows used in financing activities were $1.5 million for the nine months ended September 30, 2016, as compared to cash flows provided by financing activities of $3.7 million for the same period in 2015. The change in cash flows provided by financing activities for the nine months ended September 30, 2016 compared to the same period in 2015, was primarily impacted by net changes in stock-based award activity, including excess tax benefit from stock-based award activity. See Note 9 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.

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

Contractual Obligations and Commitments

There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 other than an acceleration of payments of the SARs liability and Deferred Compensation Plan liability due to the retirement of certain participants. Anticipated payments increased $3.8 million (1-3 years) and $3.6 million (3-5 years) and decreased $7.3 million (more than 5 years) and $3.6 million (other) from those reported as of December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities and asset backed securities. As of September 30, 2016, the fair value of investments in marketable securities, available-for-sale was $142.7 million. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to maturity, we may choose to sell any of the securities based on market opportunities to enhance our overall yield or maintain compliance with our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments, with a weighted average rating (exclusive of cash and cash equivalents) of AA+ as of September 30, 2016. Maturities are maintained consistent with our short, medium and long-term liquidity objectives.

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

Change in Interest Rates	Approximate Change in Fair Value of Investments
2% Decrease	$3,903
1% Decrease	$2,465
1% Increase	$(2,749)
2% Increase	$(5,501)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2016, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Marcus & Millichap, Inc.

Date:	November 7, 2016	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2016	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.23*	Second Amendment to Credit Agreement and Amended and Restated Revolving Line of Credit Note, between the Company and Wells Fargo Bank, National Association dated as of August 10, 2016

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.