Form 10-K
period 2016-12-31
Marcus & Millichap, Inc.
filed 2017-03-16
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2016 was approximately $402.6 million, based on the closing price per share of common stock on that date of $25.41 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and executive officers of the registrant and 10% stockholders are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

As of March 2, 2017, there were 38,071,772 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on May 4, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2016.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on (i) information gathered from various sources, (ii) certain assumptions that we have made, and (iii) on our knowledge of the commercial real estate market. While we believe our market position, market opportunity and market size information included in this Annual Report on Form 10-K are generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is generally based on information available through the nine months ended September 30, 2016 since full year 2016 information may not yet have been published. We use market data from Costar Group, Inc. and Real Capital Analytics that consists of list side information of sales transactions, with a value of $1 million or more, of multifamily, retail, office and industrial buildings.

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

Item 1. Business

Overview

Marcus & Millichap, Inc. (“MMI”) is a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top broker in the United States based on the number of investment transactions over the last 10 years. As of December 31, 2016, we had over 1,700 investment sales and financing professionals in 82 offices in the United States and Canada that provide investment brokerage and financing services to sellers and buyers of commercial real estate. In 2016, we closed 8,995 sales, financing and other transactions with total sales volume of approximately $42.3 billion.

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

We service clients in all of these market segments by underwriting, marketing and selling commercial real estate properties in a manner that maximizes value for sellers and provides buyers with the largest and most diverse inventory of commercial properties. Our business model is based on several key attributes:

•	a 46-year history of providing investment brokerage and financing services through a proprietary marketing system, policies and culture of information sharing and in-depth investment brokerage training, all of which is executed under the supervision of a dedicated management team focused on client service and growing the firm;

•	market leading share and brand within the $1-$10 million private client market segment, which consistently represents more than 80% of total U.S. commercial property transactions greater than $1 million in the marketplace;

•	Over 1,700 investment sales and financing professionals providing consistent services and exclusive client representation across multiple property types;

•	a broad geographic platform consisting of 82 offices in the United States and Canada powered by information sharing and proprietary real estate marketing technologies;

•	an ability to scale with our private clients as they grow and connect private capital with larger assets through our Institutional Property Advisors (“IPA”) group;

•	a financing team integrated with our brokerage salesforce providing independent mortgage brokerage services;

•	an experienced management team overseeing our offices, with an average of approximately 10 years of real estate investment brokerage experience with our Company; our managers do not compete with or participate in investment sales professionals’ commissions; they are in a support and leadership role as company executives; and

•	industry-leading research and advisory services tailored to the needs of our clients and supporting our investment sales and financing professionals.

The investment brokerage and financing businesses serving private clients within the $1-$10 million private client market segment represent the largest part of our business, which differentiates us from our competitors. In 2016, approximately 68% of our brokerage commissions came from this market segment. Accordingly, our business model distinguishes us from our national competitors, who may focus primarily on the more volatile larger transaction market segment or on other business activities such as leasing or property management, and from our local and regional competitors, who lack a broad national platform.

Our business model and geographic footprint provide an unparalleled level of connectivity to the marketplace for our clients. Our investment sales and financing professionals are specialized by property type and by local market area, as we believe this focused expertise brings value to our clients. Our broad geographic coverage, encompassing 82 offices in the United States and Canada, combined with our local and national property expertise and significant relationships with both buyers and sellers, provides exposure and access to properties across the United States and Canada. This connectivity to a broad marketplace increases liquidity and opportunities for our clients as we maximize the value of their properties by accessing the largest pool of qualified buyers through our network of sales professionals and proprietary real estate inventory and marketing system. By closing more transactions annually than any other brokerage firm, our investment sales professionals are able to provide clients with a broad and deep perspective in multiple property types in real estate markets locally, regionally and nationally.

Our experienced management team is responsible for developing and mentoring our investment sales and financing professionals creating a consistent culture of information sharing and environment of best practices to maximize value for our clients. Our managers are compensated as executives incentivized to grow their offices and do not participate in commissions generated by our investment sales and financing professionals. This structure eliminates any competition with our salesforce and puts the emphasis on investment sales and financing professionals’ support and client service. In addition, we support our clients and investment sales and financing teams with market and property focused research, publications and custom analysis.

We generate revenues by collecting fees upon the sale and financing of commercial properties. These fees consist of commissions collected upon the sale of a property and fees collected from the placement of loans. The fees are principally based upon the sales price of the property or amount financed. In 2016, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues, including consulting and advisory services.

Corporate Information

We were formed as a sole proprietorship in 1971, incorporated in California on August 26, 1976 as G. M. Marcus & Company, and we were renamed as Marcus & Millichap, Inc. in August 1978, Marcus & Millichap Real Estate Investment Brokerage Company in September 1985, and Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”) in February 2007. Prior to the completion of our initial public offering (“IPO”), MMREIS was majority-owned by Marcus & Millichap Company (“MMC”) and all of MMREIS’ preferred and common stock outstanding was held by MMC and its affiliates or officers and employees of MMREIS. In June 2013, in preparation for the spin-off of its real estate investment services business (the “Spin-Off”), MMC formed a holding company called Marcus & Millichap, Inc. (“MMI”) in Delaware. Prior to the completion of our IPO, the shareholders of MMREIS contributed the shares of MMREIS to MMI in exchange for common stock of MMI, and MMREIS became a wholly owned subsidiary of MMI. On November 5, 2013, MMI completed its IPO.

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

Competitive Strengths

We believe the following strengths provide us with a competitive advantage and opportunities for success:

National Platform Built on Investment Brokerage and Financing Services

We have built a leading national platform serving our clients’ needs of investment brokerage and financing services. We continue to be focused on investment brokerage and financing services as opposed to other businesses such as leasing or property management. We equip our highly qualified investment sales and financing professionals in 82 offices across the United States and Canada with proprietary real estate marketing technologies and processes to market investment real estate for our clients. Our commitment to specialization is reflected in how we generally organize our investment sales and financing professionals by market area and property type, which enhances our investment sales and financing professionals’ skills, relationships and market knowledge required for achieving the best results for our clients. As a result of these founding principles, we offer an efficient system of matching every property with the largest pool of qualified buyers and maximize value in the process.

Market Leader in the Private Client Market Segment

Since our founding in 1971, we have focused on being the leading service provider to the $1-$10 million private client market segment. This segment is the largest by ownership and transaction count and, consistently accounts for over 80% of total U.S. commercial property transactions. It is comprised of high-net-worth individuals, partnerships and small private fund managers with both passive, long-term investments, as well as those with opportunistic, short-term investment horizons. Private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning in addition to macroeconomic and capital market trends and events. The vast size and personal transaction drivers of private clients make this market segment the most active in terms of sales velocity. Therefore, sales in the private client market segment over the long term tend to be less volatile than higher priced properties priced at $10 million and above. In addition, this market segment is highly fragmented with the top ten brokerage firms accounting for approximately 24% of transactions in 2016. Marcus & Millichap is the leading broker in the $1-$10 million private client market segment with an 8.2% market share by transaction count. With our established market leadership and brand name, Marcus & Millichap has significant room for market share expansion by further consolidating its leadership position in this market segment.

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

Platform Built for Maximizing Investor Value

We have built our business to maximize value for real estate investors through an integrated set of services geared toward our clients’ needs. We are committed to an investment brokerage specialization, provide one of the largest salesforce in the industry, a culture and policy of information sharing on each property we represent and equip our investment sales professionals with proprietary real estate inventory and marketing technologies that enhance the marketability of the properties we represent. Our system generates real-time buyer-seller matching and maximizes value one property at a time. Our investment sales organization can therefore underwrite, position and market investment real estate to the largest pool of qualified buyers. We coordinate proactive marketing campaigns across investor relationships and resources of the entire firm, far beyond the capabilities of an individual listing agent. These efforts produce wide exposure to investors who we identify as high-probability bidders for each property. To grow with our clients, we established the IPA group to serve the needs of our private client investors that are now seeking higher valued properties as well as larger institutional investors. Our ability to bridge private capital with larger, institutional assets creates value for private and larger transaction clients while strengthening the retention of our investment sales and financing professionals.

We have one of the largest teams of financing professionals in the investment brokerage industry through Marcus & Millichap Capital Corporation (“MMCC”). MMCC provides financing expertise and access to debt and capital sources by identifying and securing competitive loan pricing and terms for our clients across a broad range of potential lenders and financing alternatives. We are a leading mortgage broker in the industry based on the number of financing transactions closed in 2015. Finally, our dedicated market research teams analyze the latest local and national economic and real estate trends and produce proprietary analyses for our clients enabling them to make informed investment and financing decisions. Our research team produces more than 1,000 reports, publications and briefs addressing real estate investment trends. Integrating all these services into one national platform increases opportunities to maximize value for our clients across multiple property types, market segments and geographies.

Management with Significant Investment Brokerage Experience

Our management team members, as executives of the firm, are dedicated to recruiting, training, developing and supporting our investment sales and financing professionals. The majority of our management team are former senior investment sales professionals of our Company who now focus on management, do not compete with our salesforce and have an average of approximately 10 years of real estate investment brokerage experience with our Company. Our training, development and mentoring programs rely greatly on the regional managers’ personal involvement. Their past experience as senior investment sales professionals plays a key role in developing new and experienced investment sales and financing professionals. They help our junior professionals establish technical and client service skills as well as setting up, developing and growing relationships with clients. We believe this management structure has helped differentiate the firm from our competitors and ultimately achieve better results for our clients.

Growth Strategy

We have a long track record of growing our business model driven by opening new offices, recruiting, training and developing new investment sales and financing professionals as well as deploying our client-focused business model to increase coverage of specialty property types and the middle and larger transaction market segments. Our long-term growth plan has focused on investing in our current business model through growing internally and by providing our unique business model to a wider client base. Since 2010, our revenue has increased threefold and we have grown from 1,033 investment sales and financing professionals to over 1,700 investment sales and financing professionals in the United States and Canada. Our future growth will depend on continually expanding our national footprint and optimizing the size, product segmentation and specialization of our team of investment sales and financing professionals. The key strategies of our growth plan include:

Increase Market Share in the Private Client Market Segment

The $1-$10 million private client market segment is fragmented and underserved. The top 10 brokerage firms accounted for only approximately 24% of 2016 transactions in this market segment. Our industry leading market share in this segment increased to 8.2% in 2016 from approximately 6.9% in 2012. Our leading position in this market segment and inherent fragmentation continues to provide significant opportunity for us to expand and bring our client service offerings to a larger portion of this expansive market segment. We can continue to leverage our existing platform, relationships and brand recognition among private clients to grow through expanded marketing and coverage.

Focused Office Expansion

Since we currently have offices in most major-market and mid-market metropolitan cities, our growth is expected to come from focused office expansion, targeted hiring and increased coverage of specialty property types. We have targeted markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape. Our optimal office plans are used to capitalize on these factors by tailoring salesforce size, coverage and composition by office and business activity to direct resources to offices with the most opportunity where we believe we can leverage our national footprint and proprietary real estate marketing technologies. These initiatives do not require a significant increase in the number of offices or a significant increase in the size of our offices, which allows us to leverage our current office locations without significant incremental investment.

Expand and Develop Our Team of Investment Sales Professionals

A key to growing our business is hiring, training and developing investment sales professionals. We have increased our focus on hiring experienced investment sales professionals through our recruiting department, specialty directors and regional managers in support of our optimal office plans. Our new investment sales professionals are trained in all aspects of real estate fundamentals, client service and proprietary marketing technologies through formal training, apprenticeship programs and mentorship by our dedicated regional, district and division managers. As these investment sales professionals mature, we continue to provide them with identified best practices and training in specialty property types. We believe this model creates a high level of teamwork, as well as operational and client service consistency. During 2016, we reached an all-time high in the number of investment sales professionals, ending the year with over 1,600.

Grow in Specialty Property Types and Middle and Larger Transaction Market Segment Presence

Leveraging our current business model into specialty property types and to the middle and larger transaction market segments opens up significant opportunities for growth.

Specialty Property Types

We believe that specialty property types, including hospitality, self-storage, seniors housing, land and manufactured housing offer significant opportunities for our clients. By deploying our unique business model to increase coverage of these property types, we can create growth for us as well as enhance value for our clients through diversification. To create these opportunities, we are increasing our property type expertise by continuing to strategically add specialty directors who can bring added management capacity, business development and investment sales professional support. These executives will work with our sales management team to increase investment sales professional hiring, training, development and redeployment and to execute various branding and marketing campaigns to expand our presence in these targeted property types. The number and volume of transactions in the primary property types of multifamily, retail, office and industrial should continue to grow with upside opportunity, particularly in the office and industrial properties. At the same time, we intend to continue to grow our presence in specialty property types, which increased 1.2% in number of transactions and 10.5% in volume in 2016 compared to 2015.

Middle and Larger Transaction Market Segments Presence

Our extensive relationships with private client investors who typically invest in the $1-$10 million private client market segment have enabled us to capture a greater portion of commercial real estate transactions in excess of $10 million and bridge the private client market investor to the middle market and larger transaction market segments in recent years. As property values increase and investors grow and expand, they require larger properties and we are organized to provide our unique brokerage and financing services to them in those market segments. Our ability to connect historically private client capital with middle and larger transaction market segment properties allows us to continue to serve our clients as they grow and plays a major role in differentiating our services. In 2011, we introduced a group dedicated to serving major investors branded as Institutional Property Advisors, specifically to service larger multifamily investors. This strategy has met with great success and market acceptance and provides a vehicle for growth by delivering our unique service platform within the middle and larger transaction multifamily, retail and office property types. The growth of our investors and introduction of IPA has driven incremental growth for us. Brokerage commissions from the middle and larger transaction market segments increased approximately 13.6% to $185.6 million in 2016 from $163.4 million in 2015.

Expand Marcus & Millichap Capital Corporation Financing Business

We are dedicated to growing our financing services through our MMCC platform. Our focus continues to be expanding financing services in markets currently served by our investment brokerage offices, increasing the capacity of financing professionals in offices we currently serve, integrating financing professionals in offices that do not have an MMCC presence and expanding our service platform by creating access to other capital resources such as mezzanine financing, HUD products, equity placement and conduit financing. In addition, we have recently established alliances with lenders with government-sponsored enterprise (“GSE”) licenses, expanding their distribution network while affording our loan originators and clients with more favorable pricing and service. Our internally developed training programs are directed to enhancing our internal branding, skill development, increasing our internal capture rate and cross-selling with a focus on the MMCC value proposition for our brokerage and non-brokerage clients. We will continue to seek out and hire experienced financing professionals and capital markets teams to grow our MMCC business to support the growth in our service platform and establish relationships with various capital sources. We have grown the number of financing professionals to 103 in 2016 from 98 in 2015. As of December 31, 2016, we have 46 offices with financing professionals embedded within our brokerage teams. We continue to capitalize on the synergies our financing professionals provide to our client focused service platform with approximately 2% growth in financing fees to $43.4 million in 2016 from $42.6 million in 2015.

Our Company

We provide investment brokerage and financing services to investors of all sizes and types of commercial real estate properties. We are the leading national investment brokerage company in the $1-$10 million private client market segment. This is the largest and most active market segment and comprised approximately 84% of total U.S. commercial property transactions in 2016. We have over 1,700 investment sales and financing professionals in 82 offices in the United States and Canada. We have 59 offices concentrated in 48 major markets consisting of metropolitan areas with a population of at least 1 million and 23 offices in 23 mid-market locations consisting of metropolitan areas with a population of less than 1 million. We leverage our relationships with investors and use proprietary marketing tools to match properties with qualified buyers. Our financing professionals obtain competitive debt financing for buyers of our properties and owners who need to refinance or restructure their positions.

We have a 46-year history in the real estate marketplace. The real estate market is cyclical, and our results are impacted by many macroeconomic and microeconomic factors as discussed in Item 1A – Risk Factors. We have demonstrated the ability, over the long-term, to manage through the cyclical market and continue to be a leader in the $1-10 million private client market segment. The most recent downturn began in 2007 when the global credit markets began to show signs of distress resulting in a shortage of liquidity in some financing markets, including real estate. Beginning in late 2008, the credit crisis and recession greatly affected the commercial real estate industry, resulting in a dramatic decline in sales volume and number of transactions. Despite the severity of the market downturn, we maintained all of our offices and services, enabling us to quickly take advantage of the market recovery and resume our growth. As the real estate and financing markets recovered after 2009, our sales volume has steadily grown and now exceeds pre-downturn levels both as a result of the market transaction growth and executing our growth initiatives, which expanded our market presence.

The following graph shows the number of transactions and sales volume of investment sales, financing and other transactions from 2007 to 2016:

Geographic Locations

We have grown to have offices in 35 states across the United States and in three provinces in Canada, with over 1,700 investment sales and financing professionals in 59 offices in major metropolitan markets and 23 offices in mid-market locations. Below is a map reflecting the geographic location of our offices as of December 31, 2016.

Geographic Concentrations

We were founded in 1971 in the western United States and we continue to increase our presence in states in the Mid-Atlantic, Northeast, Midwest, Mountain and the South regions through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape opportunities where we believe the markets will benefit from our business model. The following charts set forth the percentage of transactions by region for our investment sales transactions in 2016 and 2015.

(1)	Includes our Canadian operations, which represented less than 1.0% of our total revenues in each period presented.

Commercial Real Estate Market Segments

We divide the commercial real estate market into four major market segments, characterized by investment size. Our strength is in serving private clients in the $1-$10 million private client market segment, which contributed approximately 68% of our brokerage commissions in 2016. In addition, we achieved growth by leveraging the strength of our relationships in the private client market segment to increase our share of the middle and larger transaction market segments. Commission percentages are generally lower in the middle and larger transaction market segments since commission rates earned on commercial properties are typically inversely correlated with sales price. Because of the expansion into the middle and larger transaction market segments, we have seen our average commission rates fluctuate from period-to-period as a result of changes in the relative mix of transactions closed in the middle and larger transaction market segments as compared to the private client market segment.

The following table sets forth the number of transactions, sales volume and revenue by commercial real estate market segment for real estate brokerage in 2016 compared to 2015:

	2016			2015			Change
Real Estate Brokerage:	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	1,070	$682	$29,217	1,174	$718	$29,971	(104)	$(36)	$(754)
Private Client Market ($1-$10 million)	4,779	15,274	447,366	4,611	14,898	439,164	168	376	8,202
Middle Market (≥$10-$20 million)	374	5,099	88,568	352	4,776	89,886	22	323	(1,318)
Larger Transaction Market (≥$20 million)	253	10,907	97,069	195	8,052	73,553	58	2,855	23,516

	6,476	$31,962	$662,220	6,332	$28,444	$632,574	144	$3,518	$29,646

Property Type

We have a long history and significant expertise in our primary property types of multifamily, retail, office and industrial. We have expanded our expertise in the specialty property types by hiring and assigning specialty directors to coordinate our national presence in these property types and expand our market share.

The following table sets forth the number and sales volume (dollars in billions) of investment sales, financing and other transactions in 2016 compared to 2015 by property type:

	2016		2015		Change
	Number	Volume	Number	Volume	Number	Volume
Primary Property Types:
Multifamily	3,308	$20.2	3,382	$17.9	(74)	$2.3
Retail	3,671	12.0	3,351	10.8	320	1.2
Office	585	2.8	567	2.4	18	0.4
Industrial	255	1.0	253	1.0	2	—

Total Primary Property Types	7,819	$36.0	7,553	$32.1	266	$3.9

Specialty Property Types:
Seniors Housing	85	1.5	83	0.9	2	0.6
Hospitality	242	1.3	225	1.6	17	(0.3)
Self-Storage	190	1.3	201	0.9	(11)	0.4
Land	267	0.8	266	0.6	1	0.2
Manufactured Housing	113	0.4	101	0.4	12	—
Mixed – Use / Other	279	1.0	286	1.3	(7)	(0.3)

Total Specialty Property Types	1,176	$6.3	1,162	$5.7	14	$0.6

	8,995	$42.3	8,715	$37.8	280	$4.5

Our Services

We serve clients with one property, multiple properties and large investment portfolios. The largest group of investors we serve typically transacts in the $1-$10 million private client market segment. Properties in this market segment are characterized by higher asset turnover rates due to the type of investor as compared to other market segments. Investors in the private client market segment typically transact due to personal circumstances and business reasons, such as death, divorce, changes in partnership structures and other personal or financial circumstances. Therefore, private client investors are influenced less by the macroeconomic trends than other large scale investors, making the private client market segment less volatile over the long-term than other market segments. We offer three primary services to our clients, commercial real estate investment brokerage and financing and ancillary services including other research, advisory and consulting services.

Commercial Real Estate Investment Brokerage

Our primary business and source of revenue is the representation of commercial property owners as their exclusive investment broker in the sale of their properties. Commissions from real estate investment brokerage sales accounted for approximately 92% of our revenues in 2016. Sales are generated by maintaining relationships with property owners, providing market information and trends to them during their investment or “hold” period and being selected as their representative when they decide to sell, buy additional property or exchange their property for another property. We collect commissions upon the sale of each property based on a percentage of sales price. These commission percentages are typically inversely correlated with sales price and thus are generally higher for smaller transactions. Our investment sales professionals also represent buyers in fulfilling their investment real estate acquisition needs; however, the vast majority of our investment sales business is generated from our exclusive representation of sellers.

We underwrite, value, position and market properties to reach the largest and most qualified pool of buyers. We offer our clients the industry’s largest team of investment sales professionals, who operate with a culture and policy of information sharing powered by our proprietary system, MNet, which enables real-time buyer-seller matching. We use a proactive marketing campaign that leverages the investor relationships of our entire salesforce, direct marketing and a suite of proprietary web-based tools that connects each asset with the right buyer pool. We strive to maximize value for the seller by generating high demand for each property. Our approach also provides a diverse, consistently underwritten inventory of investment real estate for buyers. When a client engages one of our investment sales professionals, they are engaging an entire system, structure and organization committed to maximizing value for them.

In 2016, we closed 6,476 real estate brokerage transactions in a broad range of commercial property types, with a total sales volume of approximately $32.0 billion. In the last 10 years, we have closed more transactions than any other firm. We have significantly diversified our business beyond our historical focus on multifamily properties.

The majority of our business activity is in the $1-$10 million private client market segment and is aligned with the largest real estate market segment. During 2016, we closed 4,779 real estate brokerage transactions in this market segment, which comprised approximately 88% of our total real estate brokerage transactions greater than $1 million and 71% of our brokerage commissions for transactions greater than $1 million. Of the commercial real estate industry as a whole, the $1-$10 million private client market segment represented over 80% of total U.S. commercial property transactions greater than $1 million in 2016.

We are building on our track record of growth in multifamily, retail, office and industrial properties by expanding our coverage of additional property types. These include hospitality, self-storage, seniors housing, land and manufactured housing properties, where we are already a leading broker but have significant room for additional growth due to market size, fragmentation and specific geographic market opportunities. We are also expanding our specialty group management and support infrastructure, specialized branding and business development customized for each property type and intensifying our recruiting efforts, for management and investment sales and financing professionals. These efforts should expand our presence and result in increased business in these property types.

Financing

MMCC is a broker of debt financing for commercial properties principally in the under $10 million market segments. We generate revenue in the form of financing fees collected from the placement of loans with banks, insurance companies, government agencies, commercial mortgage backed securities (“CMBS”) and conduits. In addition to placing financing for acquisitions, we also place loans for refinancing for individual assets and portfolios. MMCC’s financing fees vary by loan amount and type. In 2016, MMCC completed more than 1,600 financing transactions with a sales volume of approximately $5.1 billion and accounted for approximately 6% of our revenues. MMCC’s size, market reach and sales volume enable us to establish long-term relationships and special programs with various capital sources. This, in turn, improves MMCC’s value proposition to borrowers seeking competitive financing rates and terms. MMCC is not limited to promoting in-house or exclusive capital sources and seeks the most competitive financing solution for each client’s specific needs and circumstances. During 2016, approximately 48% of MMCC’s revenues came from placing acquisition financing, 49% from refinance activities and 3% from other financing activities.

MMCC is fully integrated with our investment salesforce in our brokerage offices. MMCC financing professionals are supervised by our regional managers, who promote cross-selling, information sharing, business referrals and high quality client service. The MMCC national network of financing professionals is supported by a dedicated, nationally focused management team coordinating access to a broad range of national and regional capital sources including bank lenders, conduit lenders, CMBS lenders, structured debt facilitators (mezzanine and preferred equity), HUD and other GSE lenders. With these resources coupled with the latest property and capital markets information, we are able to access and deliver the best loan structures, financing rates and terms to meet our clients’ financial objectives.

Ancillary Services: Research, Advisory and Consulting

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

Competition

We compete in real estate brokerage and financing within the commercial real estate industry on a national, regional and local basis. Competition is based on a number of critical factors, including the quality and expertise of our investment sales and financing professionals, our execution skills, sales support, brand recognition and our business reputation. We primarily compete with other brokerage and financing firms that seek investment brokerage and financing business from real estate owners and investors. To a lesser extent, we compete with in-house real estate departments, owners who may transact without using a brokerage firm, direct lenders, consulting firms and investment managers, some of which may have greater financial resources than we do. Our relative competitive position also varies across geographies, property types and services. In investment sales, our competitors on a national level include CBRE Group, Inc., Cushman & Wakefield, Colliers International, HFF, Inc. and Jones Lang LaSalle. Our major financing competitors include HFF, Inc., CBRE Group, Inc., Jones Lang LaSalle, Walker & Dunlop, Berkadia Commercial Mortgage LLC, Grandbridge Real Estate Capital and NorthMarq Capital, LLC. The investment sales firms mainly focus on larger sales and institutional investors and are not heavily concentrated in our largest market segment, which is the $1-$10 million private client market segment. However, there is crossover and competition between us and these firms. As a result of the fragmentation in the market, there are also numerous local and regional competitors in our markets, as well as competitors specializing in certain property types. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive.

Competition to attract and retain qualified professionals is also intense in each of our geographic regions and across all property types. We offer what we believe to be competitive compensation and support programs to our professionals. Our ability to continue to compete effectively will depend on retaining, motivating and appropriately compensating our professionals.

Technology

We have a long-standing tradition of technological orientation, innovation and advancement. Our efforts include the development of proprietary applications designed to make the process of matching buyer and sellers faster and more efficient as well as state-of-the-art communication technology, infrastructure, internet presence and electronic marketing.

We have a proprietary internal marketing system, MNet, which allows our salesforce to share listing information with investors across the country. MNet is an integrated tool that contains our entire national property inventory, which allows our salesforce to search for properties based on investors’ acquisition criteria. This system is an essential part of connecting buyers and sellers through our national platform. Our policies require information sharing among our salesforce, and the MNet system automates the process of matching each property we represent to the largest pool of qualified buyers tracked by our national salesforce. A part of MNet, called Buyer Needs, enables our salesforce to register the investment needs of various buyers, which are then matched to our available inventory on a real-time basis.

In 2016, we began the deployment of an improved proprietary system for automating the production of property marketing materials and launching marketing campaigns, which we call MNet-Offering, replacing our previous system called iMpact. MNet-Offering allows our investment sales professionals to create a listing proposal or marketing package, which automatically imports property information, data on comparable properties and other information, and then dynamically populates our e-marketing, print, and Internet media. This system allows our salesforce to rapidly create professionally branded and designed materials for marketing properties on behalf of our clients in an efficient and timely manner. This new web-based application improves salesforce efficiency by tightly integrating MNet data for transaction history, sales and rent comparables, and market insights that differentiate our salesforce in the marketplace. The proposals and marketing packages produced by MNet-Offering also deliver updated content and expanded demographic and financial analysis to better market those properties for our clients. We will complete the rollout of MNet-Offering for all property types in the first half of 2017 and, subsequently, sunset the legacy iMpact application.

We rebuilt our website in 2014 to enhance our interactions with buyers and sellers of properties. Our website is designed not only to bring in new clients for our investment sales and financing professionals, but also to make our inventory of properties available for maximum exposure for our sellers and providing buyers an opportunity to engage with our investment sales and financing professionals. We actively qualify leads generated from the contact forms, and pass those leads to our agents via our customer relationship management platform. Our website averages 59,117 visitors per month and nearly 900,000 page views per month (all based on data from Google Analytics) and also serves as a portal for delivery of online marketing materials and for deal collaboration.

Marketing and Branding

Our 46 years of investment brokerage specialization and concentration in the $1-$10 million private client market segment have established our brand as the leading broker of investment real estate as well as a trusted source of financing solutions and market research. In recent years we have also garnered recognition among larger private investors and institutions due to our integrated platform and capability of linking private and institutional capital. We continue to strengthen and broaden the Company’s name recognition and credibility by executing a variety of marketing and branding strategies. Locally, our offices and investment sales and financing professionals engage in numerous events, direct mail campaigns, investor symposiums and participate in real estate conferences and organizations for various market segments and property types. Our regional managers and investment sales and financing professionals develop long-term client relationships and promote the Company’s brand through these activities.

Our research division produces more than 1,000 publications and client presentations per year and has become a leading source of information for the industry as well as the general business media. We provide research on 10 commercial property types covering: multifamily, retail, office, industrial, single-tenant net lease, seniors housing, student housing, self-storage, hospitality, medical office, manufactured housing and tax credit low income housing, as well as capital markets/financing. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing and yield trends, and is designed to assist investors in their strategy formation and decisions relating to specific assets and help our investment sales professionals develop and maintain relationships with clients.

Our transactional and market research expertise result in significant print, radio, television and online media coverage including most major real estate publications such as Real Estate Forum, Multi-Housing News, Commercial Property Executive and National Real Estate Investor as well as local market and major national news outlets such as CNBC, Fox Business, The Wall Street Journal, Los Angeles Times, Chicago Tribune, Bloomberg Businessweek, Forbes and Investors Business Daily. Our CEO is frequently interviewed on national business channels, such as CNBC, Bloomberg and Fox Business, to address the commercial real estate market. We frequently have featured speaking roles in key regional and national industry events, and we are regularly quoted in regional and national publications and media, and deliver content directly to the real estate investment community through print, electronic publications and video. Nationally, our specialty groups and capital markets executives actively participate in various trade organizations, many of which focus on specific property types and provide an effective vehicle for client relationship development and branding.

We believe all these activities create significant exposure and name recognition for our firm, which fosters and builds strong, long-term client relationships.

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

In addition to trade names, we have developed proprietary technologies for the provision of real estate investment services, such as MNet, MNet-Offering and iMpact. We also offer proprietary research to clients through our research division. While we seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business, we do not believe any of these other items of intellectual property are material to our business in the aggregate.

Government Regulation

We are subject to various real estate regulations, as such we maintain real estate and other broker licenses in 45 states in the United States and three provinces in Canada. We are a licensed broker in each state in which we have an office, as well as those states where we frequently do business. We are also subject to numerous other federal, state and local laws and regulations that contain general standards for, and prohibitions on, the conduct of real estate brokers and sales associates, including agency duties, collection of commissions, telemarketing, advertising and consumer disclosures.

Employees and Investment Sales and Financing Professionals

As of December 31, 2016, we had 1,737 investment sales and financing professionals of which 1,642 are exclusive independent contractors and the remainder are our employees.

We had 748 employees as of December 31, 2016, consisting of 95 financing professionals, 22 in communications and marketing, 20 in research and 611 in management, support and general and administrative functions. We believe our employee relations are good.

Most of the Company’s investment sales professionals are classified as independent contractors under state and IRS guidelines. As such, the Company generally does not pay for the professional’s expenses or benefits or withhold payroll taxes; rather they are paid from the commissions earned by the Company upon the closing of a transaction, and these individuals do not earn a salary from which taxes are withheld. Almost all of the investment sales professionals hold applicable real estate sales licenses and execute a “Salespersons Agreement” setting out the relationship between the professional and the Company. Each professional is obligated to provide brokerage services exclusively to the Company, and is provided access to the Company’s information technology, research and other support and business forms. Each professional generally reports on their activities to either the local regional manager, or in some cases, to product specialty managers.

Our investment sales and financing professionals are located in offices throughout the United States and Canada, each led by a regional manager with previous investment brokerage experience and an active brokerage license. We have regional managers and investment sales managers, who are responsible for hiring, developing and deploying investment sales professionals, managing regional and mid-market offices and supervising MMCC originators and support staff in their area of responsibility. We also have seven division managers who oversee multiple offices; division managers hire, develop, and support our office management and provide additional leadership and support for our local sales management team. Finally, our management structure includes national specialty directors who lead each property type. Our national specialty directors develop our national and local brand in each property type, develop major accounts and coordinate multi-market assignments on behalf of large clients.

Traditionally, our growth has been driven by recruiting, training and developing new investment sales and financing professionals. Our new investment sales and financing professionals are trained in our technical and client service standards through a comprehensive program starting with pre-training, formal training and apprenticeship programs. While continuing to improve the recruiting, training and developing of new investment sales and financing professionals remains a major priority, we have also expanded our strategy to include more experienced investment sales and financing professionals who fit our culture and values. Over the past several years, experienced investment sales and financing professionals, including some top performers previously with national competitors, have joined the firm and have become productive members of our team. As investment sales and financing professionals mature, we continue with specialized training and best practices sessions by tenure, which are conducted by senior management, regional managers, leading investment sales professionals and our national specialty directors. The goal of this rigorous approach to training is to continually improve our team’s skill set and client services. Our salesforce conducts business the same way across the country to deliver a high level of consistency, professionalism and reliability to our clients who often buy and sell investments in variety of property types and locations.

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

We may be negatively impacted by periods of economic downturns, recessions and disruptions in the capital markets; credit and liquidity issues in the capital markets, including international, national, regional and local markets; and corresponding declines in the demand for commercial real estate investment and related services. Historically, commercial real estate markets and, in particular, the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole and to the perceptions and confidence of the market participants as to the relevant economic outlook. Cycles in the real estate markets may lead to similar cycles in our earnings and significant volatility in our stock price. Further real estate markets may “lag” behind the broader economy such that even when underlying economic fundamentals improve in a given market, additional time may be required for these improvements to translate into strength in the real estate markets. The “lag” may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.

Negative economic conditions, changes in interest rates, credit and liquidity issues in the capital markets, disruptions in capital markets and/or declines in the demand for commercial real estate investment and related services in international and domestic markets or in significant markets in which we do business, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In particular, the commercial real estate market is directly impacted by (i) the lack of debt and/or equity for commercial real estate transactions, (ii) increased interest rates and changes in monetary policies by the U.S Federal Reserve, (iii) changes in the perception that commercial real estate is an accepted asset class for portfolio diversification, and (iv) slowdowns in economic activity that could cause residential and commercial tenant demand to decline, which would adversely affect the operation and income of commercial real estate properties.

These and other types of events could lead to a decline in transaction activity as well as a decrease in values which, in turn, would likely lead to a reduction in brokerage commissions and financing fees relating to such transactions. These effects would likely cause us to realize lower revenues from our transaction service fees, including investment sales commissions, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction. Such declines in transaction activity and value would likely also significantly reduce our financing activities and revenues. For example, the disruptions and dislocations in the global credit markets during 2008 and 2009 created significant restrictions in the availability of credit, especially on transitional assets and in the secondary and tertiary markets. In turn, the volume and pace of commercial real estate transactions were significantly reduced, as were property values, which generally peaked in 2007 and fell through 2010.

Fiscal uncertainty, significant changes and volatility in the financial markets and business environment and similar significant changes in the global, political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings guidance or outlook which we may give may be affected by such events or may otherwise turn out to be inaccurate.

In addition, the Trump administration’s prospective modifications to fiscal, monetary and regulatory policies could have significant implications for investors in commercial real estate and our business. Such modifications could significantly affect our business, but the effects are unknown at this time.

We have numerous significant competitors and potential future competitors, some of which may have greater resources than we do, and we may not be able to continue to compete effectively.

We compete in investment sales and financing within the commercial real estate industry. Our investment sales focus is on the private client market segment, which is highly fragmented. The fragmentation of our market makes it challenging to effectively gain market share. While we have a competitive advantage over other national firms in the private client market segment, we also face competition from local and regional service providers who have existing relationships with potential clients. Furthermore, transactions in the private client market segment are smaller than many other commercial real estate transactions. Although the brokerage commissions in this segment are generally a higher percentage of the sales price, the smaller size of the transactions requires us to close many more transactions to sustain revenues. If the commission structure or the velocity of transactions were to change, we could be disproportionately affected by changes compared to other companies that focus on larger transactions, institutional clients and other segments of the commercial real estate market.

There is no assurance that we will be able to continue to compete effectively, maintain our current fee arrangements with our private clients, maintain current margin levels or counteract increased competition. The services we provide to our clients are highly competitive on a national, regional and local level. Depending on the geography, property type or service, we face competition from, including, but not limited to, commercial real estate service providers, in-house real estate departments, private owners and developers, commercial mortgage servicers, institutional lenders, research and consulting firms, and investment managers, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional or national firms. Although most are substantially smaller than we are, some of these competitors are larger on a local, regional or national basis, and we believe more national firms are exploring entry into or expansion in the $1-$10 million private client market segment. We may face increased competition from even stronger competitors in the future due to a trend toward acquisitions and consolidation. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and investment sales and financing professionals, and either recruit our employees and investment sales and financing professionals or cause us to increase our level of compensation necessary to retain employees or investment sales and financing professionals, or recruit new employees or investment sales and financing professionals. These occurrences could cause our revenue to decrease, and/or expenses to increase which could have an adverse effect on our business, financial condition and results of operations.

Our brokerage operations are subject to geographic and commercial real estate market risks, which could adversely affect our revenues and profitability.

Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market regions throughout the United States and Canada. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We realize more of our revenues in California. In 2016, we earned approximately 35% in California. In particular, as a result of this concentration, we are subject to risks related to the California economy and real estate markets more than in other geographic markets. In addition to economic conditions, this geographic concentration means that California-specific legislation, taxes and regional disasters, such as earthquakes, could disproportionately affect us. A downturn in investment real estate demand or economic conditions in these regions could result in a further decline in our total gross commission income and profitability and have a material adverse effect on us.

Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult.

Our revenue and profits have historically tended to be significantly higher in the second half of each year than in the first half of the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and because certain expenses are constant throughout the year. Historically, we have reported relatively lower earnings in the first quarter and then increasingly larger earnings during each of the following three quarters. This historical trend can be disrupted both positively and negatively by major economic or political events impacting investor sentiment for a particular property type or location, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger institutional buyers, to name a few. As a result, our historical pattern of seasonality may or may not continue to the same degree experienced in the prior years and may make it difficult to determine during the course of the year whether planned results will be achieved, and thus to adjust to changes in expectations.

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

A change in the tax laws could adversely affect our business and value of our stock.

The Code and state and local tax codes contain numerous provisions, regulations and interpretations. We operate in numerous states and cities in the United States and in Canada and are exposed to the risk of complying with those tax codes. Further, changes in tax laws in the various jurisdictions in which we operate may impact taxes we are required to pay and our ability to transact business in the jurisdictions. Further, such changes may make operating in these jurisdictions unprofitable and may unfavorably impact our results of operations and ability to execute our growth plans. The Trump administration and key members of Congress have made public statements indicating that tax reform is a priority for 2017. Certain changes to U.S. tax laws, such as changes in corporate tax rates could have an impact to our business, but the effects are unknown at this time.

In addition, changes in tax laws can impact investors’ perceived value of real estate, timing of transactions and perception of real estate as favorable investment. As a result, such changes may increase or decrease investors’ desire to engage in real estate transactions, which could have an unfavorable impact on our financial condition and results of operations.

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

We are subject to numerous federal, state, local and foreign regulations specific to the services we perform in our business, as well as laws of broader applicability, such as tax, securities and employment laws. In general, the brokerage of real estate transactions requires us to maintain applicable licenses where we perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. We could also be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.

Our business is also governed by various laws and regulations, limiting the manner in which prospective clients may be contacted, including federal and state “Do Not Call” and “Do Not Fax” regulations. We may be subject to legal claims and governmental action if we are perceived to be acting in violation of these laws and regulations. We may also be subject to claims to the extent individual employees or investment sales and financing professionals breach or fail to adhere to company policies and practices designed to maintain compliance with these laws and regulations. The penalties for violating these laws and regulations, can be material, and could result in changes in which we are able to contact prospective clients.

As the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with numerous licensing regimes and the possible loss resulting from non-compliance have increased. New or revised legislation or regulations applicable to our business, both within and outside of the United States, as well as changes in administrations or enforcement priorities may have an adverse effect on our business. Such new or revised legislation or regulations applicable to our business may impact transaction volumes and values, increase the costs of compliance or prevent us from providing certain types of services in certain jurisdictions or in connection with certain transactions or clients. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws or regulations, including the interpretation or implementation thereof, will occur in the future. Risks of legislative changes are inherent each time a new federal administration takes office, and the impact of any new or revised legislation or regulations under the Trump administration is unknown. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

Human Resource and Personnel Risks

If we are unable to attract and retain qualified and experienced managers, investment sales and financing professionals, our growth may be limited and our business and operating results could suffer.

Our most important asset is people, and our continued success is highly dependent upon the efforts of our managers and investment sales and financing professionals. If these managers or investment sales and financing professionals depart, we will lose the substantial time and resources we have invested in training and developing those individuals and our business, financial condition and results of operations may suffer. Additionally, such departures may have a disproportionate adverse effect on our operations if our most experienced investment sales and financing professionals do not remain with us or if departures occur in geographic areas where substantial amounts of our real estate brokerage commissions and financing fee revenues are generated.

Our competitors may attempt to recruit our investment sales and financing professionals or commission structures may change in the market place. For a variety of reasons, the exclusive independent contractor arrangements we have entered into or may enter into with sales professionals may not prevent these investment sales professionals from departing and competing against us or our commission compensation maybe relatively less attractive to our investment sales and financing professionals. We currently do not have employment agreements with most key employees, and there is no assurance that we will be able to retain their services.

An increasing component of our growth has also occurred through the recruiting, training and retention of key experienced investment sales and financing professionals. Any future growth through attracting these types of professionals will be partially dependent upon the continued availability of qualified candidates fitting the culture of our firm at reasonable terms and conditions. However, individuals whom we would like to recruit or retain may not agree to terms and conditions acceptable to us. In addition, the recruiting of new personnel involves risks that the persons acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of persons recruited will prove incorrect.

If we lose the services of our executive officers or certain other members of our senior management team, we may not be able to execute our business strategy.

Our success depends in a large part upon the continued service of our senior management team, who are important to our vision, strategic direction and culture. Our current long-term business strategy was developed in large part by our senior-level officers and depends in part on their skills and knowledge to implement, and also includes a focus on new growth and investment initiatives that may require additional management expertise to successfully execute our strategy. We may not be able to offset the impact on our business of the loss of the services of our senior management or other key officers or employees or be able to recruit additional or replacement talent.

Our business could be hurt if we are unable to retain our business philosophy and culture of information-sharing and efforts to retain our philosophy and culture could adversely affect our ability to maintain and grow our business.

Our policy of information-sharing, matching properties with large pools of investors and the emphasis that we place on our clients, our people and our culture defines our business philosophy and differentiates our services. Various factors could adversely affect this culture. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

The concentration of sales among our top investment sales and financing professionals could lead to losses if we are unable to retain them.

Our most successful investment sales and financing professionals are responsible for a significant percentage of our revenues. They also serve as mentors and role models, and provide invaluable training for younger professionals, which is an integral part of our culture. This concentration among our top investment sales and financing professionals of real estate brokerage commissions and financing fees revenues can lead to greater and more concentrated risk of loss if we are unable to retain them, and could have a material adverse impact on our business and financial condition. Furthermore, many of our investment sales and financing professionals work in teams. If a team leader or manager leaves our Company, his or her team members may leave with the team leader.

Most of our sales professionals are independent contractors, not employees, and if laws, regulations or rulings mandate that they be employees, our business would be adversely impacted.

Most of our investment sales professionals are retained as independent contractors, and we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable to some or all of our investment sales professionals. Further, if legal standards for classification of these investment sales professionals as independent contractors change or appear to be changing, it may be necessary to modify our compensation structure for these investment sales professionals in some or all of our markets, including paying additional compensation or reimbursing expenses. If we are forced to classify these investment sales professionals as employees, we would also become subject to laws regarding employee classification and compensation, and to claims regarding overtime, minimum wage, and meal and rest periods. We could also incur substantial costs, penalties and damages due to future challenges by current or former investment sales professionals to our classification or compensation practices. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and impair our ability to attract clients and investment sales and financing professionals.

Fraud, or theft, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

If our employees or investment sales and financing professionals engage in misconduct, our business could be adversely affected. It is not always possible to deter misconduct, and the precautions we take to deter and prevent this activity may not be effective in all cases. If our employees or investment sales and financing professionals were to engage in unethical business practices, improperly use, disseminate, fail to disseminate or disclose information provided by our clients, we could be subject to regulatory sanctions, suffer serious harm to our reputation, financial position and current client relationships and significantly impair our ability to attract future clients. These events could adversely affect our business, financial condition and results of operation. To the extent any fraud or theft of funds or misconduct result in losses that exceeds our insurance coverage, our business could be materially adversely affected.

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

A majority of our revenue is derived from transaction fees, which are not long-term contracted sources of revenue and are subject to external economic conditions, and declines in those engagements could have a material adverse effect on our financial condition and results of operations.

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

We are substantially dependent on long-term client relationships and on revenue received for services provided for them. Our listing agreements generally expire within six months and depend on the cooperation of the client during the pendency of the agreement, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. Historically, a global economic downturn and weaknesses in the markets in which our clients and potential clients compete have led to a lower volume of transactions and fewer real estate clients generally, which makes it more difficult to maintain existing and establish new client relationships. These effects could increase again in the wake of the continuing political and economic uncertainties in the United States and in other countries.

If we do not respond to technological changes or upgrade our technology systems, our growth prospects and results of operations could be adversely affected.

To remain competitive, we must continue to enhance and improve the functionality, features and security of our technology infrastructure. Infrastructure upgrades may require significant capital investment outside of the normal course of business. In the future, we will likely need to improve and upgrade our technology, database systems and network infrastructure in order to allow our business to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our ability to provide rapid customer service. We may face significant delays in introducing new services, investment sales professional tools and enhancements. If competitors introduce new products and services using new technologies, our proprietary technology and systems may become less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

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

Outside of our employees and investment sales and financing professionals, our reputation is one of our most important assets. As we have expanded the scope of our services, we increasingly have to address potential, actual or perceived conflicts of interest relating to the services we provide to our existing and potential clients. For example, conflicts may arise between our position as an advisor to both the buyer and seller in commercial real estate sales transactions or in instances when a potential buyer requests that we represent them in securing the necessary capital to acquire an asset we are selling for another client or when a capital source takes an adverse action against an owner client that we are advising in another matter. From time to time, we also advise or represent entities and parties affiliated with us in commercial real estate transactions which also involve clients unaffiliated with us. In this context, we may be subject to complaints or claims of a conflict of interest. While we believe we have attempted to adopt various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures may not be adequate or carry attendant costs and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to deal appropriately with conflicts of interest, which could have an adverse effect on our business, financial condition and results of operations.

If we acquire companies or recruit significant groups of personnel in the future, we may experience high transaction and integration costs, the integration process may be disruptive to our business and the acquired businesses and/or personnel may not perform as expected.

Our growth strategy may include the future acquisition of companies and/or recruitment of people and may involve significant transaction-related expenses. Transaction-related expenditures include severance costs, lease termination costs, transaction costs, deferred financing costs, possible regulatory costs and merger-related costs, among others. We may also experience difficulties in integrating operations and accounting systems acquired from other companies. These challenges include the diversion of management’s attention from the regular operations of our business and the potential loss of our key clients, our key associates or those of the acquired operations, each of which could harm our financial condition and results of operation. We believe some acquisitions could initially have an adverse impact on revenues, expenses, operating income and net income.

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

As a licensed real estate broker, we and our licensed professionals and brokers are subject to regulatory due diligence, disclosure and standard-of-care obligations. The actual or perceived failure to fulfill these obligations could subject us or our professionals and brokers to litigation from parties who attempted to or in fact financed, purchased or sold properties that we or they brokered, managed or had some other involvement. We could become subject to claims by those who either wished to participate or did participate in real estate transactions alleging that we did not fulfill our regulatory, contractual or other legal obligations. We also face potential conflicts of interest claims when we represent both the buyer and the seller in a transaction.

We depend on our business relationships and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, allegations by private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us or our investment activities, whether or not valid, may harm our reputation and damage our business prospects. In addition, if any lawsuits were brought against us and resulted in a finding of substantial legal liability, it could materially, adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could materially impact our business.

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

We are an “emerging growth company,” as defined in the JOBS Act, and for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to; (i) not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected; (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate our company; and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We invest a portion of our available cash and cash equivalent balances in money market funds, some of which have floating net asset values or by purchasing marketable securities with maturities in excess of three months in a managed portfolio in a variety of fixed and variable rate debt securities, including U.S. government and federal agency securities and corporate debt securities. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. Should any of our investments or marketable securities lose value or have their liquidity impaired, it could affect the Company’s overall financial condition. Additionally, should we choose to sell these securities in the future, our consolidated operating results or cash flows may be affected.

We may be deemed to be an investment company due to our investments in marketable securities and, if such a determination were made, we would become subject to significant regulation that would adversely affect our business.

We may be deemed to be an investment company under the Investment Company Act of 1940 if, among other things, we own “investment securities” with a value exceeding 40% of the value of our total assets, unless we qualify under a particular exemption or safe harbor. We invest part of our available cash and cash equivalents in variety of short-term, investment grade securities, some of which may qualify as “investment securities” under the Investment Company Act. Investment companies are subject to registration under the Investment Company Act and compliance with a variety of restrictions and requirements. If we were to be deemed an investment company we would become subject to these restrictions and requirements, and the consequences of having been an investment company without registering under the Investment Company Act could have a material adverse effect on our business, financial condition and results of operations, as well as restrict our ability to sell and issue securities, borrow funds, engage in various transactions or other activities and make certain investment decisions. In addition, we may incur significant costs or limitation business opportunities to avoid investment company status if an exemption from the Investment Company Act were to be considered unavailable to us at a time when the value of our “investment securities” exceeds 40% of the value of our total assets. We believe that we satisfy the conditions to be exempt from the Investment Company Act because, among other things, we are engaged directly and primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities. However, absent an exemptive order from the SEC, our status of being exempt cannot be assured.

Risks related to the Ownership of Our Common Stock

Our Co-Chairman and founder controls a significant interest in our stock, and the concentrated ownership of our common stock may prevent other stockholders from influencing significant decisions.

George M. Marcus, our Co-Chairman and founder beneficially owns approximately 55% of our outstanding common stock as of December 31, 2016. Because Mr. Marcus controls a majority of the voting power of our outstanding common stock, he is able to determine the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock.

The price of our common stock may fluctuate significantly and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent shareholders from being able to sell shares of our common stock at or above the price shareholders paid for them. The market price for our common stock could fluctuate significantly for various reasons, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior investment sales and financing professionals and management; the introduction of new services by us or our competitors; acquisitions, strategic alliances or joint ventures involving us or our competitors; and general global and domestic economic, credit and liquidity issues, market or political conditions. For example, in 2015 and 2016, the price of our shares has ranged from a high of $53.92 per share to a low of $18.77.

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

As of December 31, 2016, there were approximately 22.4 million shares of our common stock outstanding, which could be registered and sold in a private or public sale. The majority of these shares are beneficially owned by entities controlled by George M. Marcus our Co-Chairman. Future sales, the lifting of common stock resale restrictions that will expire over the next two years, issuances of shares under our 2013 Omnibus Equity Incentive Plan and 2013 Employee Stock Purchase Plan or the availability of a substantial amount of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities.

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

We cannot predict the size of future issuances or sales of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at 23975 Park Sorrento, Suite 400, Calabasas, California 91302 where our telephone number is (818) 212-2250. We lease approximately 28,577 (net of sublease) square feet, under a lease that expires in December 2021 for our executive offices in Calabasas, California. We also lease all of our 82 brokerage offices (typically less than 12,000 square feet) and other support facilities in United States and Canada aggregating 529,984 square feet, primarily for our investment sales and financing professionals and support personnel. We believe that our current facilities are adequate to meet our needs through the end of 2017; however, as we continue to expand in various midmarket locations and grow our market share in existing metropolitan areas, we may need to lease additional space.

Item 3. Legal Proceedings

We are involved in claims and legal actions arising in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. Such litigation and other proceedings may include, but are not limited to, actions relating to commercial relationships, standard brokerage disputes like the alleged failure to disclose physical or environmental defects or property expenses or contracts, the alleged inadequate disclosure of matters relating to the transaction like the relationships among the parties to the transaction, potential claims or losses pertaining to the asset, vicarious liability based upon conduct of individuals or entities outside of our control, general fraud claims, conflicts of interest claims, employment law claims, including claims challenging the classification of our sales professionals as independent contractors, claims alleging violations of state consumer fraud statutes and intellectual property. While the ultimate liability for these legal proceeding cannot be determined, we review the need for our accrual for loss contingencies quarterly and records an accrual for litigation related losses where the likelihood of loss is both probable and estimable. We do not believe, based on information currently available to us, that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

	High	Low
2015:

First quarter	$39.92	$30.89
Second quarter	$49.88	$35.10
Third quarter	$53.92	$40.59
Fourth quarter	$49.97	$28.38
2016:

First quarter	$28.34	$18.77
Second quarter	$27.73	$23.60
Third quarter	$28.99	$24.35
Fourth quarter	$30.31	$22.93

As of March 2, 2017, there were 24 stockholders of record, and the closing price of our common stock was $27.14 per share as reported on the NYSE.

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

The following graph shows a comparison from October 31, 2013 through December 31, 2016 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE Group, Inc., Jones Lang LaSalle Incorporated and HFF, Inc. (collectively “Peer Group”). These three companies represent our primary competitors that are publicly traded with certain business lines reasonably comparable to ours. The graph assumes that $100 was invested at the market close on October 31, 2013 in the common stock of Marcus & Millichap Inc., the S&P 500 Index and the Peer Group assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sep.	Oct.	Nov.	Dec.
2013:
Marcus & Millichap, Inc.	—	—	—	—	—	—	—	—	—	100.00	102.24	111.03
S&P 500	—	—	—	—	—	—	—	—	—	100.00	103.05	105.66
Peer Group	—	—	—	—	—	—	—	—	—	100.00	103.87	111.20
2014:
Marcus & Millichap, Inc.	124.22	124.96	132.94	123.17	151.64	190.09	183.08	225.93	225.48	231.45	231.22	247.76
S&P 500	102.00	106.67	107.57	108.36	110.90	113.20	111.63	116.10	114.47	117.27	120.42	120.12
Peer Group	117.29	124.73	122.25	119.40	129.18	138.10	133.10	137.82	129.69	139.39	148.52	151.75
2015:
Marcus & Millichap, Inc.	255.44	275.19	279.28	263.64	349.55	343.82	381.82	316.39	342.70	324.66	244.49	217.14
S&P 500	116.51	123.21	121.26	122.42	124.00	121.60	124.15	116.66	113.77	123.37	123.73	121.78
Peer Group	145.75	156.19	171.56	169.56	172.22	168.65	174.86	146.33	143.72	165.74	166.09	155.39
2016:
Marcus & Millichap, Inc.	176.15	166.10	189.20	186.89	189.42	189.34	199.63	194.11	194.86	174.59	204.55	199.11
S&P 500	115.74	115.58	123.42	123.90	126.13	126.45	131.12	131.30	131.32	128.93	133.70	136.35
Peer Group	130.71	109.93	124.97	127.61	129.36	112.35	121.55	127.47	121.68	109.58	120.57	127.29

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

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

The following table presents the consolidated statements of income data for the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheets data at December 31, 2016 and 2015. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statements of income data for the years ended December 31, 2013 and 2012 and the consolidated balance sheets data at December 31, 2014, 2013 and 2012, which are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands except per share, investment sales and financing professional and sales volume amounts)
Statement of Income Data:
Total revenues	$717,450	$689,055	$572,188	$435,895	$385,716
Cost of services	444,768	423,389	350,102	264,637	230,248
Stock-based and other compensation in connection with IPO (1)	—	—	—	31,268	—
Operating income	106,501	114,651	84,606	21,286	49,008
Provision for income taxes (2)	42,445	47,018	33,452	13,735	21,507

Net income	$64,657	$66,350	$49,531	$8,206	$27,934
Less: Net (loss) income attributable to Marcus & Millichap Real Estate Investment Services, Inc. prior to initial public offering on October 31, 2013	—	—	—	(1,045)	27,934

Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering	$64,657	$66,350	$49,531	$9,251	$—

Earnings per share (3):
Basic	$1.66	$1.71	$1.27	$0.24
Diluted	$1.66	$1.69	$1.27	$0.24
Weighted average common shares outstanding (3):
Basic	38,899	38,848	38,851	38,787
Diluted	39,035	39,162	38,978	38,815

Balance Sheet Data:
Cash and cash equivalents	$187,371	$96,185	$149,159	$100,952	$3,107
Marketable securities, available-for-sale (4)	$104,929	$134,255	$14,752	$—	$—
Total assets	$394,016	$321,225	$233,604	$167,309	$89,733
Long-term liabilities	$56,986	$57,224	$49,591	$48,052	$13,650
Total liabilities	$135,162	$132,235	$116,795	$104,812	$68,103
Total stockholders’ equity	$258,854	$188,990	$116,809	$62,497	$21,630

Other Data:
Adjusted EBITDA (5)	$118,296	$124,140	$92,824	$61,286	$59,708
Investment sales and financing professionals	1,737	1,607	1,494	1,313	1,066
Sales volume (dollars in millions)	$42,312	$37,847	$33,139	$23,975	$22,014

(1)	Consists of non-cash stock based compensation and other compensation charges incurred in connection with our IPO.
(2)	Prior to the IPO in October 2013, we were subject to a tax-sharing agreement whereby we provided for income taxes using an effective tax rate of 43.5%. As part of the IPO, the tax-sharing agreement with MMC was terminated.
(3)	Earnings per share information has not been presented for periods prior to the IPO as amounts were not meaningful.
(4)	Includes both short-term and long-term marketable securities, available-for-sale.
(5)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure.

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

Overview

Our Business

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years. As of December 31, 2016, we had over 1,700 investment sales and financing professionals operating in 82 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the year ended December 31, 2016, we closed 8,995 sales, financing and other transactions with total volume of approximately $42.3 billion, an increase from 8,715 sales, financing and other transactions with total volume of approximately $37.8 billion in 2015.

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing of, commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the year ended December 31, 2016, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues, including consulting and advisory services.

Factors Affecting Our Business

Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate investment sales and financing transactions we close in any period. The number and size of these transactions are affected by both internal and external factors. Internally, we are affected by our ability to recruit and retain investment sales and financing professionals, identify and contract properties for sale and properties that need financing and refinancing. Externally we are affected by four main factors including the economy, commercial real estate supply and demand, capital markets and investment activity.

The Economy

Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or a negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, construction and vacancies can have a positive or a negative impact on our business. Overall market conditions can have an effect on investor sentiment and, ultimately, the demand for our services from investors in real estate. Our national footprint allows us to support our clients in balancing the opportunities and risks of changing regional economic conditions. We believe the U.S. economy is showing durability and growth. The U.S. saw continued moderate growth, favorable unemployment levels and strengthened wage growth during 2016. Sentiment about economic expansion in 2017 has recently become more favorable as seen in the recent rise in the stock market, U.S. Federal Reserve interest rate increases and the possible impact of policies of the Trump administration.

Commercial Real Estate Supply and Demand

Our business is dependent on the willingness of investors to invest in or sell commercial real estate, which is affected by factors beyond our control. These factors include the supply of commercial real estate coupled with user demand for these properties and the performance of real estate assets when compared with other investments alternatives, such as stocks and bonds. Despite the economic recovery over the past eight years, we believe an investment in real estate continues to be a compelling investment for investors as real estate fundamentals generally remain balanced. The moderate economic growth has generated demand and reasonable construction levels for most property types has been the basis of the longevity and durability of the current real estate cycle. We believe the maturing cycle, combined with the current uncertainty around forecasted growth, rising inflation, higher interest rate trends have required investors and lenders to recalibrate their underwriting assumptions in the short-term and have resulted in a slowdown in sales. Furthermore, many investors are delaying transactions in anticipation of more clarity regarding tax reform, regulatory easing and economic initiatives. We believe a positive boost to investor sentiment is possible with clarity on government policies and growth initiatives. We believe that these factors should continue to support long-term commercial real estate investor demand and, therefore, demand for our brokerage and financing services.

Capital Markets

Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt and, as a result, credit and liquidity impact transaction activity and prices. Changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether interest rates increase or decrease, could adversely or positively affect the operations and income potential of commercial real estate properties. These changes also influence the demand of investors for commercial real estate investments. We believe indications from the U.S. Federal Reserve of future rate increases, the uncertainty as to the impact of new fiscal policies and the recent sharp increase in longer term interest rates has created a short-term headwind for real estate transactions. We continue to see disciplined underwriting from lenders as well as ample liquidity in the market. However, we have seen transactions taking longer to close in late 2016 or transactions being delayed or renegotiated due to market conditions.

Investment Activity

We rely on investors to buy and sell properties in order generate commissions. Investors’ desires to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning. We believe that we are in a maturing real estate cycle. In 2016, the sales transaction market declined after several years of robust recovery, which combined with rising interest rates is hampering sales activity. At the same time, many investors have signaled a wait-and-see attitude toward investment decisions in anticipation of the Trump administration’s tax reform, regulatory easing and infrastructure initiatives as the timing and scope are unclear but once passed into law are likely to be supportive of economic expansion and real estate markets. We believe that the healthy property fundamentals and lack of over-leveraging during the past several years support an active, but more tempered, market environment.

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

Operating Segments

We follow the guidance for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker (“CODM”) or decision making group, to perform resource allocations and performance assessments. The CODMs are the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The CODMs review aggregated financial information presented on an office-by-office basis for purposes of making operating decisions, assessing financial performance and allocating resources. Based on the evaluation of our financial information, management believes that the Company’s offices represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial reporting purposes.

Key Financial Measures and Indicators

Revenues

Our revenues are primarily generated from our real estate investment sales business. In addition to real estate brokerage commissions, we generate revenues from financing fees and from other revenues, which are primarily comprised of consulting and advisory fees.

Our business is transaction oriented and, as such, we rely on investment sales and financing professionals to continually develop leads, identify properties to sell, market those properties and close sales in a timely manner to generate a consistent flow of revenue. While our sales volume is impacted by the seasonality factors discussed above, the timing of closings is also dependent on many market and personal factors unique to a particular client or transaction, particularly clients transacting in the $1-$10 million private client market segment. These factors can cause transactions to be accelerated or delayed beyond our control. Further, commission rates earned are generally inversely related to the value of the property sold. As a result of our expansion into the middle and larger transaction market segments, we have seen our overall commission rates fluctuate from period-to-period as a result of changes in the relative mix of the number and volume of transactions closed in the middle and larger transaction market segments as compared to the $1-$10 million private client market segment. These factors may result in period-to-period variations in our revenues different from historical patterns.

A small percentage of our transactions include retainer fees and/or breakage fees. Retainer fees are credited against a success-based fee upon the closing of a transaction or a breakage fee. Transactions that are terminated before completion will sometimes generate breakage fees, which are usually calculated as a set amount or a percentage of the fee that we would have received had the transaction closed.

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

Cost of services

The majority of our cost of services expense is commission expense. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, there are some who are initially paid a salary and certain of our financing professionals are employees and, as such, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual revenue thresholds. These additional commissions are recognized as cost of services in the period in which they are earned as they relate to specific transactions closed. Payment of a portion of these additional commissions are generally deferred for a period of three years, at the Company’s election, and paid at the beginning of the fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers where the Company is the principal service provider. Cost of services, therefore, can vary based on the commission structure of the independent contractors that closed transactions in any particular period.

Selling, general and administrative expenses

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

Provision for Income Taxes

We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions in which we operate due to differing tax rates in those jurisdictions. Our provision for income taxes excludes the windfall benefits from shares issued in connection with our 2013 Plan and 2013 ESPP Plan.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2016, 2015 and 2014. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the years ended December 31, 2016, 2015 and 2014, we closed more than 8,900, 8,700 and 7,600 sales, financing and other transactions with total volume of approximately $42.3 billion, $37.8 billion and $33.1 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Year Ended December 31,
Real Estate Brokerage:	2016	2015	2014
Average Number of Investment Sales Professionals	1,527	1,428	1,297
Average Number of Transactions per Investment Sales Professional	4.24	4.43	4.31
Average Commission per Transaction	$102,258	$99,901	$93,943
Average Commission Rate	2.07%	2.22%	2.07%
Average Transaction Size (in thousands)	$4,935	$4,492	$4,537
Total Number of Transactions	6,476	6,332	5,588
Total Sales Volume (in millions)	$31,962	$28,444	$25,351

	Year Ended December 31,
Financing:	2016	2015	2014
Average Number of Financing Professionals	98	85	79
Average Number of Transactions per Financing Professional	16.83	18.84	16.86
Average Fee per Transaction	$26,314	$26,582	$25,436
Average Fee Rate	0.85%	0.87%	0.90%
Average Transaction Size (in thousands)	$3,093	$3,053	$2,837
Total Number of Transactions	1,651	1,601	1,332
Total Dollar Volume (in millions)	$5,107	$4,888	$3,779

Comparison of Year Ended December 31, 2016 and 2015

Below are key operating results for the year ended December 31, 2016 compared to the results for the year ended December 31, 2015 (dollars in thousands):

	Year Ended December 31, 2016	Percentage of Revenue	Year Ended December 31, 2015	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$662,220	92.3%	$632,574	91.8%	$29,646	4.7%
Financing fees	43,444	6.1	42,558	6.2	886	2.1
Other revenues	11,786	1.6	13,923	2.0	(2,137)	(15.3)

Total revenues	717,450	100.0	689,055	100.0	28,395	4.1

Operating expenses:
Cost of services	444,768	62.0	423,389	61.4	21,379	5.0
Selling, general, and administrative expense	161,794	22.6	147,710	21.4	14,084	9.5
Depreciation and amortization expense	4,387	0.6	3,305	0.6	1,082	32.7

Total operating expenses	610,949	85.2	574,404	83.4	36,545	6.4

Operating income	106,501	14.8	114,651	16.6	(8,150)	(7.1)
Other income (expense), net	2,134	0.3	443	—	1,691	nm
Interest expense	(1,533)	(0.2)	(1,726)	(0.2)	193	(11.2)

Income before provision for income taxes	107,102	14.9	113,368	16.4	(6,266)	(5.5)
Provision for income taxes	42,445	5.9	47,018	6.8	(4,573)	(9.7)

Net income	$64,657	9.0%	$66,350	9.6%	$(1,693)	(2.6)%

Adjusted EBITDA (1)	$118,296	16.5%	$124,140	18.0%	$(5,844)	(4.7)%

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $717.5 million in 2016 compared to $689.1 million in 2015, an increase of $28.4 million or 4.1%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, which contributed to substantially all of the total increase. A slight increase in financing fees, partially offset by a decrease in other revenues contributed the remaining change in total revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $662.2 million in 2016 from $632.6 million in 2015, an increase of $29.6 million or 4.7%. The increase was driven by a combination of the growth in the number of investment sales transactions (2.3%) and average transaction size (9.9%), partially offset by a decrease in average commission rates (15 basis points) due to a larger proportion of our transactions that closed in the >$20 million larger transaction market segment, which generate lower commission rates.

Financing fees. Revenues from financing fees increased to $43.4 million in 2016 from $42.6 million in 2015, an increase of $0.9 million or 2.1%. The increase was driven by an increase in the number of loan transactions (3.1%) due to an increase in the average number of financing professionals (15.3%), partially offset by a decrease in average fee rates (2 basis points) due in part to fees from certain larger loan transactions during 2016 as compared to 2015. Larger loan transactions generally earn a lower fee percentage.

Other revenues. Other revenues decreased to $11.8 million in 2016 from $13.9 million in 2015, a decrease of $2.1 million or 15.3%. The decrease was primarily driven by a decrease in consulting and advisory services during 2016 as compared to 2015.

Operating expenses

Our total operating expenses were $610.9 million in 2016 compared to $574.4 million in 2015, an increase of $36.5 million, or 6.4%. Expenses increased primarily due to an increase in cost of services, which is predominantly variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Selling, general and administrative costs and to a lesser extent depreciation and amortization increased as well, as described below.

Cost of services. Cost of services in 2016 increased $21.4 million, or 5.0%, to $444.8 million from $423.4 million in 2015. The increase was primarily due to increased commission expenses driven by increased revenues. Cost of services as a percent of total revenues increased to 62.0% for 2016 compared to 61.4% in 2015 primarily due to an increase in proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commission rates, partially offset by a reduction in referral fees.

Selling, general and administrative expense. Selling, general and administrative expense in 2016 increased $14.1 million, or 9.5%, to $161.8 million from $147.7 million in 2015. Increases in our selling, general and administrative expense have been driven by our growth and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $6.7 million increase in sales and promotional marketing expenses to support increased sales activity and our annual sales recognition event; (ii) a $6.1 million increase in facilities expenses due to expansion of existing offices; (iii) a $5.7 million increase in salaries and related benefits as a result of increases in headcount in corporate and sales office support in connection with our growth and expansion of services supporting our investment sales and financing professionals; (iv) a $2.7 million increase in other expense categories, net, primarily driven by our expansion and growth. In addition, selling, general and administrative expense increased $2.5 million due to legal costs and accruals, partly driven by settlement of outstanding litigation and recoveries from a settlement with an insurance carrier during the twelve months ended December 31, 2015, which reduced legal costs in that period. These increases were offset by a $9.6 million decrease in management performance-related compensation driven by reduced bonus accruals due to management exceeding performance criteria during 2015.

Depreciation and amortization expense. Depreciation and amortization expense increased to $4.4 million in 2016 from $3.3 million in 2015, an increase of $1.1 million, or 32.7%. The increase is primarily driven by our expansion and growth and investment in technology to redesign sales and marketing tools.

Other income (expense), net

Other income (expense), net increased to $2.1 million in 2016 from $0.4 million in 2015. The increase was primarily driven by an increase in the value of our foreign currency gains related to our Canadian operations, interest income on our investments in marketable securities, available-for-sale and deferred compensation plan assets held in the rabbi trust. The increase was partially offset by realized losses on our investments in marketable securities, available-for-sale, due to a security sold during 2016, which no longer met our investment policy criteria.

Interest expense

There were no significant changes in interest expenses in 2016 as compared to 2015.

Provision for income taxes

The provision for income taxes was $42.4 million for 2016 as compared to $47.0 million in 2015, a decrease of $4.6 million or 9.7%. The effective tax rate for 2016 was 39.6%, compared with 41.5% in 2015. The decrease in the effective tax rate was primarily due to the change in the Company’s effective state tax rate on deferred taxes in 2015, which was minimal in 2016, lower net operating losses for our Canadian operations in 2016, which are subject to a full valuation allowance and other permanent items, primarily gains on company owned variable life insurance policies.

The provisions for income taxes excludes the difference in book and tax deductions associated with the settlement of shares under the Company’s 2013 Plan and disqualifying dispositions of shares issued from our 2013 ESPP Plan. Such tax benefits, which aggregated $2.7 million in 2016 and $6.2 million in 2015, respectively, were recorded directly to additional paid-in capital.

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

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $632.6 million in 2015 from $525.0 million in 2014, an increase of $107.6 million or 20.5%. The increase was primarily driven by an increase in the number of investment sales transactions (13.3%) and an increase in average commission rates (7.4%). The rise in average commission rates is due to an increase in the proportion of our $1-$10 million private client market segment transactions as compared to larger transactions in the middle and larger transaction market segments. Transactions in the private client market segment generally earn higher commission rates than the middle and larger transaction market segments.

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

Cost of services. Cost of services in 2015 increased $73.3 million, or 20.9% to $423.4 million from $350.1 million in 2014. The increase was primarily due to increased commission expenses driven by increased revenues. Cost of services as a percent of total revenues remained consistent at 61.4% in 2015 compared to 61.2% in 2014.

Selling, general and administrative expense. Selling, general and administrative expense in 2015 increased $13.4 million, or 10.0%, to $147.7 million from $134.3 million in 2014. The increase was primarily due to (i) a $4.4 million increase in management performance-related compensation driven by our improved operating results; (ii) a $4.1 million increase in salaries and related benefits as a result of higher headcount in corporate and office support in connection with our growth; (iii) a $4.0 million increase in sales and promotional expenses driven by an increase in our annual sales recognition event and marketing expenses to support increased sales activity; (iv) a $2.1 million, net increase in stock-based compensation expense driven by increases resulting from incremental share-based awards granted since the fourth quarter of 2014 and immediate vesting of certain RSU awards under the provisions of the RSU agreement, partially offset by a decrease in the Company’s stock price as RSU grants to the Company’s independent contractors are required to be measured at fair value; (v) a $2.0 million increase in facilities expenses due to office expansion; and (vi) a $1.8 million net increase in other expense categories primarily driven by our expansion and business growth. The increases were partially offset by a $5.0 million decrease in legal costs due to the settlement of outstanding litigation and recoveries from a settlement with an insurance carrier.

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

Non-GAAP Financial Measure

In this Annual Report on Form 10-K, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income and other, including net realized (losses) gains on marketable securities, available-for-sale and cash and cash equivalents, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization and (v) stock-based compensation expense. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles (“U.S. GAAP”). We find Adjusted EBITDA as a useful tool to assist in evaluating performance because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash stock-based compensation charges. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income	$64,657	$66,350	$49,531	$8,206	$27,934
Adjustments:
Interest income and other (1)	(1,761)	(1,373)	(50)	356	(166)
Interest expense	1,533	1,726	1,651	105	4
Provision for income taxes	42,445	47,018	33,452	13,735	21,507
Depreciation and amortization	4,387	3,305	3,206	3,043	2,981
Stock-based compensation (2)	7,035	7,114	5,034	35,841	7,448

Adjusted EBITDA (3)	$118,296	$124,140	$92,824	$61,286	$59,708

(1)	Other for the years ended December 31, 2016 and 2015 consists of $(121) and $132 of net realized (losses) gains on marketable securities available-for-sale and cash and cash equivalents. The year ended December 31, 2013 includes employer taxes related to DSUs and restricted stock in connection with IPO.
(2)	The year ended December 31, 2013 includes non-cash stock-based compensation charges of $30.9 million in connection with the IPO.
(3)	The decrease in Adjusted EBITDA for 2016 compared to 2015 is primarily due to a higher proportion of operating expenses compared to revenues.

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

Cash held in our Canadian operations aggregated $404,000 and $763,000 at December 31, 2016 and 2015, respectively.

Cash Flows

Our total cash and cash equivalents balance increased by $91.2 million to $187.4 million at December 31, 2016, compared to $96.2 million at December 31, 2015. The following table sets forth our summary cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$74,486	$72,120	$71,437
Net cash provided by (used in) investing activities	19,819	(126,929)	(17,225)
Net cash (used in) provided by financing activities	(3,119)	1,835	(6,005)

Net increase (decrease) in cash and cash equivalents	91,186	(52,974)	48,207
Cash and cash equivalents at beginning of period	96,185	149,159	100,952

Cash and cash equivalents at end of period	$187,371	$96,185	$149,159

Operating Activities

2016 Compared to 2015. Cash flows provided by operating activities were $74.5 million in 2016 compared to $72.1 million in 2015. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $2.4 million increase in cash flows provided by operating activities in 2016 compared to the same period in 2015 was primarily due to the net effect of the growth of our business, differences in timing of payments and receipts, a reduction in the deferral of certain discretionary commissions, lower bonus accruals and a reduction of advances to the Company’s investment sales and financing professionals.

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

Investing Activities

2016 Compared to 2015. Cash flows provided by investing activities were $19.8 million in 2016 compared to cash flows used in investing activities of $126.9 million in 2015. The change in cash flows provided by investing activities in 2016 compared to the same period in 2015 was primarily due to $29.7 million in net proceeds from the sale of marketable securities, available-for-sale for the year ended December 31, 2016 compared to $119.9 million in net purchases for the same period in 2015.

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

Financing Activities

2016 Compared to 2015. Cash flows used in financing activities were $3.1 million in 2016 compared to cash flows provided by financing activities of $1.8 million in 2015. The change in cash flows used in financing activities in 2016 compared to the same period in 2015, was primarily impacted by net changes in stock-based award activity, including excess tax benefit from stock-based award activity and taxes paid related to net share settlement of stock-based awards. See Note 10 – “Stock-Based Compensation Plans” our Notes to Consolidated Financial Statements for additional information.

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

Liquidity

We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable securities, available-for-sale and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next twelve months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms or at all. Our failure to raise sufficient capital, when needed, could prevent us from funding acquisitions or otherwise financing our growth or operations. In addition, our notes payable to former stockholders and SARs liability have provisions, which could accelerate repayment of outstanding principal and accrued interest and adversely impact our liquidity.

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

The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit, of which $533,000 was utilized at December 31, 2016. As of December 31, 2016, there were no amounts outstanding under the Credit Agreement.

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

See Note 14 – “Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional information on the Credit Agreement.

Contractual Obligations and Commitments

The contractual obligations and other commitments consisted of the following at December 31, 2016 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other (7)
Operating lease obligations (1)	$76,335	$16,328	$26,996	$19,825	$13,186	$—
SARs liability (principal and interest) (2)	31,966	1,366	3,217	3,866	23,517	—
Notes payable (principal and interest) (3)	11,315	1,472	2,946	6,897	—	—
Deferred commissions payable (4)	36,236	16,844	19,392	—	—	—
Deferred compensation liability (5)	7,012	607	1,520	1,439	153	3,293
Other (6)	3,725	3,550	175	—	—	—

	$166,589	$40,167	$54,246	$32,027	$36,856	$3,293

(1)	See Note 14 – “Commitments and Contingencies” of our Notes to the Consolidated Financial Statements.
(2)	Forecasted principal payments are based on each participant estimated retirement age and contractual interest rate of 4.446% on January 1, 2017 and reflects required payments that resulted from the retirement of certain executives. See Note 4 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(3)	See Note 6 – “Notes Payable to Former Stockholders” of our Notes to the Consolidated Financial Statements.
(4)	Includes short-term and long-term deferred commissions payable. See Note 4 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(5)	Represents current estimated payouts for participants currently receiving payments based on their elections at the time of deferral. The Company holds assets held in Rabbi Trust of $7.3 million to settle outstanding amounts when they become due. Amounts assume no increase in asset or liability due to future returns. See Note 4 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(6)	See Note 14 – “Commitments and Contingencies” of our Notes to the Consolidated Financial Statements.
(7)	Amounts in Other represent amounts where payments are dependent on future events, which may occur at any time from less than 1 year to more than 5 years, based on the participants’ elections at the time of deferral.

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

Stock-Based Compensation

We initially value restricted stock units and restricted stock awards based on the grant date closing price of our common stock and recognize the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. Awards made to our independent contractors, who are primarily our investment sales professionals, are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award. We may be required to use judgment in determining the service period for awards granted based on contract terms. Forfeiture assumptions for all stock-based awards are based on historical forfeitures for different classes of service providers. Assumptions are evaluated on a quarterly basis and updated as necessary. After adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting on January 1, 2017, the Company will change its accounting for forfeitures to as they occur.

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

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (1) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (2) operating losses and tax credit carryforwards. We measure existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to have temporary differences realized or settled. We recognize in the provision for income taxes the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized.

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

Investments in Marketable Securities, Available-for-sale

We maintain a portfolio of cash equivalents and investments in a variety of fixed and variable rate securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt securities, asset-backed securities and other. We consider our investment in marketable securities to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains or losses recorded in other comprehensive income (loss), net of tax. We determine the appropriate classification of investments in marketable securities at the time of purchase. Interest, along with accretion and amortization of purchase premiums and discounts, which are recorded over the remaining weighted average life of the security, are included in other income (expense), net in the consolidated statements of net and comprehensive income.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities and asset backed securities. As of December 31, 2016, the fair value of investments in marketable securities, available-for-sale was $104.9 million. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to maturity, we may choose to sell any of the securities based on market opportunities to enhance our overall yield, maintain compliance with our investment policy or manage liquidity requirements, duration, and when a security no longer meets the criteria of the Company’s investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments, with a weighted average rating (exclusive of cash and cash equivalents) of AA+ as of December 31, 2016. Maturities are maintained consistent with our short, medium and long-term liquidity objectives.

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

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$3,834
1% Decrease	$2,282
1% Increase	$(2,318)
2% Increase	$(4,638)

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

Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on such evaluation, our management has concluded that as of December 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In conducting its assessment, management used the criteria issued by the COSO. Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

The names and ages of our executive officers and directors as of March 1, 2017 are as follows:

Name	Age	Position(s)
Hessam Nadji	51	President, Chief Executive Officer and Director
Mitchell R. LaBar	57	Chief Operating Officer and Executive Vice President
Martin E. Louie	55	Chief Financial Officer
William E. Hughes, Jr.	67	Senior Vice President, Marcus and Millichap Capital Corporation

Hessam Nadji

Mr. Nadji has served as President and Chief Executive Officer and as a director of the Company since March 31, 2016. Prior to his appointment as President and Chief Executive Officer of the Company, Mr. Nadji served as senior executive vice president from May 2015. Mr. Nadji joined the Company as vice president of research in 1996, became senior vice president in 1997, was appointed managing director in 2000, and became chief strategy officer and senior vice president responsible for the Company’s specialty brokerage divisions as well as research, advisory services and marketing in 2013. Mr. Nadji has extensive knowledge of the Company and over 30 years of experience working in the real estate industry. Mr. Nadji received a B.S. in information management and computer science from City University in Seattle.

Mitchell R. LaBar

Mr. LaBar has served as Executive Vice President and Chief Operating Officer since March 2016. Before assuming this position, Mr. LaBar was employed with the Company from 1984 to 2008. He joined the Company in 1984 as an investment sales professional, was promoted to regional manager, then division manager and, then, served as a managing director in the Company until 2008. Mr. LaBar was instrumental in helping grow certain of the Company’s markets, including offices in Southern California and subsequently Manhattan and other offices in the Northeast. In 2008, Mr. LaBar left the Company to pursue private real estate investing for his family trust. From March 2015 to March 2016, Mr. LaBar served as a consultant to the Company. He received a B.S. in Economics from Brigham Young University.

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

Other Proxy Information

Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2017 (“Proxy Statement”), which information will appear under the captions entitled “Proposal 1: Election of Directors” and “Other Matters” in the Proxy Statement.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors. The Code of Ethics is posted on our website. The Internet address for our website is http://www.marcusmillichap.com, and the Code of Ethics may be found as follows:

•	From our main web page, click on “Investor Relations” at the bottom of the main web page.

•	Next click on “Corporate Governance” in the left hand navigation bar.

•	The click on “Governance Documents.”

•	Finally, click on “Code of Ethics.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2017, which information will appear under the caption entitled “Compensation of the Named Executive Officers and Directors” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2017, which information will appear under the caption entitled “Proposal 3: Approval of the Amended and Restated 2013 Omnibus Equity Incentive Plan – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2017, which information will appear under the captions entitled “Proposal 1: Election of Directors” and “Certain Relationships and Related Party Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2017, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2017” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form 10-K beginning on page F-1.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Net and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2017	Marcus & Millichap, Inc.

/s/ Hessam Nadji
Hessam Nadji
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hessam Nadji Hessam Nadji	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2017

/s/ Martin E. Louie Martin E. Louie	Chief Financial Officer (Principal Financial Officer)	March 16, 2017

/s/ Kurt H. Schwarz Kurt H. Schwarz	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2017

/s/ George M. Marcus George M. Marcus	Director	March 16, 2017

/s/ William A. Millichap William A. Millichap	Director	March 16, 2017

/s/ Norma J. Lawrence Norma J. Lawrence	Director	March 16, 2017

/s/ Nicholas F. McClanahan Nicholas F. McClanahan	Director	March 16, 2017

/s/ George T. Shaheen George T. Shaheen	Director	March 16, 2017

/s/ Don C. Watters Don C. Watters	Director	March 16, 2017

MARCUS & MILLICHAP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Marcus & Millichap, Inc.:

We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of net and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marcus & Millichap, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 16, 2017

MARCUS & MILLICHAP, INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$187,371	$96,185
Commissions receivable	4,809	3,342
Prepaid expenses	8,094	7,542
Income tax receivable	1,182	4,049
Marketable securities, available-for-sale	27,454	79,860
Other assets, net	5,102	5,136

Total current assets	234,012	196,114
Prepaid rent	13,285	9,075
Property and equipment, net	16,355	11,579
Marketable securities, available–for-sale	77,475	54,395
Assets held in rabbi trust	7,337	5,661
Deferred tax assets, net	35,571	35,285
Other assets	9,981	9,116

Total assets	$394,016	$321,225

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,133	$9,135
Notes payable to former stockholders	986	939
Deferred compensation and commissions	44,754	34,091
Accrued bonuses and other employee related expenses	22,303	30,846

Total current liabilities	78,176	75,011
Deferred compensation and commissions	44,455	43,678
Notes payable to former stockholders	8,686	9,671
Deferred rent and other liabilities	3,845	3,875

Total liabilities	135,162	132,235

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 37,882,266 and 37,396,456 at December 31, 2016 and 2015, respectively	4	4
Additional paid-in capital	85,445	80,591
Stock notes receivable from employees	(4)	(4)
Retained earnings	172,599	107,942
Accumulated other comprehensive income	810	457

Total stockholders’ equity	258,854	188,990

Total liabilities and stockholders’ equity	$394,016	$321,225

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Real estate brokerage commissions	$662,220	$632,574	$524,951
Financing fees	43,444	42,558	33,881
Other revenues	11,786	13,923	13,356

Total revenues	717,450	689,055	572,188

Operating expenses:
Cost of services	444,768	423,389	350,102
Selling, general, and administrative expense	161,794	147,710	134,274
Depreciation and amortization expense	4,387	3,305	3,206

Total operating expenses	610,949	574,404	487,582

Operating income	106,501	114,651	84,606
Other income (expense), net	2,134	443	28
Interest expense	(1,533)	(1,726)	(1,651)

Income before provision for income taxes	107,102	113,368	82,983
Provision for income taxes	42,445	47,018	33,452

Net income	64,657	66,350	49,531
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax of $197, $(394) and $16 for the years ended December 31, 2016, 2015 and 2014, respectively	313	(592)	24
Foreign currency translation gain (loss), net of tax of $0, $(90) and $90 for the years ended December 31, 2016, 2015 and 2014, respectively	40	890	135

Total other comprehensive income	353	298	159

Comprehensive income	$65,010	$66,648	$49,690

Earnings per share:
Basic	$1.66	$1.71	$1.27
Diluted	$1.66	$1.69	$1.27
Weighted average common shares outstanding:
Basic	38,899	38,848	38,851
Diluted	39,035	39,162	38,978

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	—	$—	36,600,897	$4	$70,445	$(13)	$(7,939)	$—	$62,497
Net and comprehensive income	—	—	—	—	—	—	49,531	159	49,690
Stock-based award activity
Stock-based compensation	—	—	—	—	5,034	—	—	—	5,034
Issuance of common stock pursuant to employee stock purchase plan	—	—	25,331	—	410	—	—	—	410
Issuance of common stock for settlement of deferred stock units	—	—	455,151	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	22,884	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(185,821)	—	(5,981)	—	—	—	(5,981)
Windfall tax benefit from stock-based award activity	—	—	—	—	4,310	—	—	—	4,310
Tax benefit of deductible IPO transaction costs	—	—	—	—	840	—	—	—	840
Payments on stock notes receivable from employees	—	—	—	—	—	9	—	—	9

Balance as of December 31, 2014	—	—	36,918,442	4	75,058	(4)	41,592	159	116,809
Net and comprehensive income	—	—	—	—	—	—	66,350	298	66,648
Stock-based award activity
Stock-based compensation	—	—	—	—	7,114	—	—	—	7,114
Issuance of common stock pursuant to employee stock purchase plan	—	—	34,152	—	976	—	—	—	976
Issuance of common stock for settlement of deferred stock units	—	—	455,151	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	195,830	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	10,110	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(217,229)	—	(8,730)	—	—	—	(8,730)
Windfall tax benefit from stock-based award activity	—	—	—	—	6,173	—	—	—	6,173

Balance as of December 31, 2015	—	—	37,396,456	4	80,591	(4)	107,942	457	188,990
Net and comprehensive income	—	—	—	—	—	—	64,657	353	65,010
Stock-based award activity
Stock-based compensation	—	—	—	—	7,035	—	—	—	7,035
Issuance of common stock pursuant to employee stock purchase plan	—	—	30,080	—	673	—	—	—	673
Issuance of common stock for settlement of deferred stock units	—	—	435,026	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	231,971	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	14,742	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(226,009)	—	(5,565)	—	—	—	(5,565)
Windfall tax benefit from stock-based award activity	—	—	—	—	2,711	—	—	—	2,711

Balance as of December 31, 2016	—	$—	37,882,266	$4	$85,445	$(4)	$172,599	$810	$258,854

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$64,657	$66,350	$49,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,387	3,305	3,206
Provision for bad debt expense	47	281	29
Stock-based compensation	7,035	7,114	5,034
Deferred taxes, net	(483)	65	877
Net realized losses (gains) on marketable securities, available-for-sale	123	(132)	—
Tax benefit from stock-based award activity	2,711	10,483	—
Excess tax benefit from stock-based award activity	(2,711)	(10,483)	—
Other non-cash items	444	509	372
Changes in operating assets and liabilities:
Commissions receivable	(1,467)	70	(174)
Prepaid expenses	(552)	(6)	(3,216)
Prepaid rent	(4,210)	(5,430)	1,354
Assets held in rabbi trust	(1,263)	(1,514)	(48)
Other assets	(803)	(8,027)	(1,243)
Accounts payable and accrued expenses	964	(912)	2,302
Income tax receivable (payable)	2,867	(6,649)	(3,860)
Accrued bonuses and other employee related expenses	(8,218)	3,261	10,846
Deferred compensation and commissions	10,988	12,360	8,382
Deferred rent obligation and other liabilities	(30)	1,475	(1,955)

Net cash provided by operating activities	74,486	72,120	71,437
Cash flows from investing activities
Purchases of marketable securities, available-for-sale	(107,898)	(146,050)	(14,700)
Proceeds from sales and maturities of marketable securities, available-for-sale	137,593	26,142	—
Payments received on employee notes receivable	12	22	126
Issuances of employee notes receivable	(455)	(247)	(86)
Purchase of property and equipment	(9,473)	(6,796)	(2,566)
Proceeds from sale of property and equipment	40	—	1

Net cash provided by (used in) investing activities	19,819	(126,929)	(17,225)
Cash flows from financing activities
Proceeds from issuance of shares pursuant to employee stock purchase plan	673	976	410
Taxes paid related to net share settlement of stock-based awards	(5,565)	(8,730)	(5,982)
Excess tax benefit from stock-based award activity	2,711	10,483	—
Realized tax benefit of deductible IPO transaction costs	—	—	840
Distribution related to stock appreciation rights liability	—	—	(412)
Payments on obligations under capital leases	—	—	(16)
Principal payments on notes payable to former stockholders	(938)	(894)	(851)
Payments received on stock notes receivable from employees	—	—	6

Net cash (used in) provided by financing activities	(3,119)	1,835	(6,005)
Net increase (decrease) in cash and cash equivalents	91,186	(52,974)	48,207
Cash and cash equivalents at beginning of year	96,185	149,159	100,952

Cash and cash equivalents at end of year	$187,371	$96,185	$149,159

Supplemental disclosures of cash flow information
Interest paid during the period	$628	$868	$635

Income taxes paid, net	$37,350	$43,120	$35,596

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$325	$208	$—

Property and equipment additions incurred but not yet paid included in accounts payable and accrued expenses	$34	$462	$(134)

Settlements of deferred compensation obligation with trust assets	$—	$37	$—

Tax benefit from share-based award activity included in income tax receivable	$—	$—	$4,310

See accompanying notes to consolidated financial statements.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of December 31, 2016, MMI operates 82 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. At December 31, 2016 and 2015, portions of the balance of cash and cash equivalents were held in four financial institutions, various money market funds and, in 2016, short-term commercial paper. In connection with regulatory changes effective October 2016, while still considered cash equivalents, certain money market funds have floating net asset values and may be subject to gating or liquidity fees. Management believes the likelihood of realizing material losses from the excess of cash balances over federally insured limits is remote.

Revenue Recognition

The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. Revenues from real estate brokerage commissions are recognized when there is persuasive evidence of an arrangement, all services have been provided, the price is

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

fixed and determinable and collectability is reasonably assured. These criteria are typically met at the close of escrow. The Company generates financing fees from securing financing on purchase transactions as well as fees earned from refinancing its clients’ existing mortgage debt and other financing activities. Revenues from financing fees are recognized at the time the loan closes and there are no remaining significant obligations for performance in connection with the transaction. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. Revenues from these services are recognized when the services are provided or upon closing of the transaction.

Commissions Receivable

Commissions receivable consists of commissions earned on brokerage transactions for which payment has not yet been received. The Company evaluates the need for an allowance for doubtful accounts based on the specific-identification of potentially uncollectible accounts. The majority of commissions receivable are settled within 10 days after the close of escrow. As a result, the Company did not require an allowance for commissions receivable at December 31, 2016 and 2015.

Cost of Services

Cost of services principally consists of commissions and other costs for the Company’s investment sales and financing professionals related to transactions closed in the period. Investment sales and financing professionals’ commissions are generally accrued based on revenue from transactions generated by the Company’s investment sales and financing professionals. Investment sales and financing professionals are compensated at commission rates based on individual agreements and a portion of the commissions due upon the closing of a transaction may be deferred in accordance with their contracts.

Investments in Marketable Securities, Available-for-Sale

The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt securities, asset-backed securities and other. The Company considers its investment in marketable securities to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains or losses recorded in other comprehensive income (loss), net of tax. The Company determines the appropriate classification of investments in marketable securities at the time of purchase. Interest along with accretion and amortization of purchase premiums and discounts, which are recorded over the remaining weighted average life of the security, are included in other income (expense), net in the consolidated statements of net and comprehensive income. See Note 5 – “Investments in Marketable Securities” for additional information.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other items, the time frame and extent to which the fair market value of a security is less than its amortized cost and the Company’s intent and ability to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company has evaluated its investments in marketable securities as of December 31, 2016 and has determined that no investments with unrealized losses are other-than-temporarily impaired. The Company has no current intent to sell and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration, duration management, liquidity management and when a security no longer meets the criteria of the Company’s investment policy.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

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

Recurring Fair Value Measurements

The Company carries its investments including commercial paper and floating NAV money market funds recorded in cash and cash equivalents, investments in marketable securities, available-for-sale and assets held in the Rabbi Trust at fair value. The Company defines the fair value of a financial instrument as the amount that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. The Company is responsible for the determination of the value of the investment carried and fair value and the supporting methodologies and assumptions. The Company uses various pricing sources to validate the values utilized.

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

Assets and Liabilities not Measured at Fair Value

The Company’s cash and cash equivalents held in financial institutions, commissions receivable, amounts due from employees and investment sales and financing professionals (included in other assets, net current caption and other assets non-current captions), accounts payable and accrued expenses and commissions payable

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms which approximate current market rates, or for money market funds, quoted market rates, and are considered to be in the Level 1 classification.

The Company’s obligations under notes payable to former stockholders bear fixed interest rates. The Company has determined that the carrying value on these instruments approximates fair value. As the Company’s obligations under stock appreciation rights (“SARs”) liability (included in deferred compensation and commission’s caption) bear interest at a variable rate based on U.S. Treasuries, the Company has determined that the carrying value approximates the fair value.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company uses the straight-line method for depreciation and amortization. Depreciation and amortization are generally provided over estimated useful lives ranging from three to seven years.

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

The Company, from time to time, advances funds to its investment sales and financing professionals. Certain amounts may bear a nominal interest rate, with any cash receipts on notes applied first to any unpaid principal balance prior to any income being recognized. The Company generally has the ability to collect a portion of these amounts from future commissions due to the investment sales and financing professional. The Company may forgive a portion of the amount over time depending on the nature of the advance generally ratably over a contracted service period. Amounts forgiven are charged to selling, general and administrative expense at the time the amounts are forgiven. The Company evaluates the need for an allowance for these amounts based on the specific identification of potentially uncollectible amounts and provides an allowance based on consideration of historical experience. Amounts are written off upon separation from the Company of the investment sales and financing professional as a service provider or when amounts are determined to be no longer collectable.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

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

Advertising costs for the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $1.1 million and $965,000, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to (1) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (2) operating losses and tax credit carryforwards. The Company measures existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to have temporary differences to be realized or settled. The Company recognizes in the provision for income taxes the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. The Company periodically evaluates the deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, the Company considers the timing of deferred tax reversals, current year taxable income and historical performance. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

For awards made to the Company’s employees and directors, the Company initially values restricted stock units and restricted stock awards based on the grant date closing price of the Company’s common stock. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date.

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

For the above awards, the Company estimates forfeitures at the time of grant in order to estimate the amount of share-based payment awards ultimately expected to vest and adjusts the recorded expense accordingly. The Company calculates a separate forfeiture rate for awards to its employees and independent contractors. Forfeitures are required to be revised, if necessary, in subsequent periods. If estimated and actual forfeitures differ from these initial estimates, the Company adjusts the cumulative expense as appropriate to account for the change in the estimated forfeiture rates. After adoption of ASU 2016-09, the Company will account for forfeitures as they occur.

If there are any modifications or cancellations of the underlying unvested share-based awards, the Company may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.

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

Earnings per Share

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

The effect of foreign currency translation on cash and cash equivalents is reflected in cash flows from operating activities on the consolidated statements of cash flows, and is not material for any period presented.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, due from independent contractors, investments in marketable securities, available-for-sale, security deposits (included under other assets, non-current caption) and commissions receivables. Cash and cash equivalents are placed with high-credit quality financial institutions and invested in high-credit quality money market funds and commercial paper.

To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. The Company historically has not experienced any losses related to cash and cash equivalents.

The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the twelve months ended December 31, 2016, 2015 and 2014, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and therefore do not expose the Company to significant credit risk.

No office represented 10% or more of total revenues during the twelve months ended December 31, 2016, 2015 and 2014.

Segment Reporting

The Company follows the guidance for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses whose

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker (“CODM”) or decision making group, to perform resource allocations and performance assessments. The CODMs are the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. The CODMs review aggregated financial information presented on an office-by-office basis for purposes of making operating decisions, assessing financial performance and allocating resources. Based on the evaluation of the Company’s financial information, management believes that the Company’s offices represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial reporting purposes.

Recent Accounting Pronouncements

Adopted

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). Previously, there was no guidance under U.S. GAAP regarding management’s responsibility to assess whether there is substantial doubt about an entity’s ability to continue as a going concern. Under ASU 2014-15, the Company is required to assess its ability to continue as a going concern each interim and annual reporting period and provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern, including management’s plan to alleviate the substantial doubt. ASU 2014-15 is effective for reporting periods ending after December 15, 2016 and early adoption is permitted. The Company adopted ASU 2014-15 as of December 31, 2016. The adoption did not have an impact on the Company’s consolidated financial position or result of operations.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), to reduce diversity in practice in the classification of cash activity related to eight specific areas. ASU 2016-15 is effective for reporting periods beginning after December 15, 2017 and interim periods within those years and early adoption is permitted. The Company adopted ASU 2016-15 as of December 31, 2016. The Company evaluated the impact of this new standard and determined its historical classifications, where applicable, were in accordance with ASU 2016-15. Accordingly, the adoption did not have an impact on the Company’s consolidated statement of cash flows.

Pending Adoption

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 changes the accounting for share-based payment awards issued to employees. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2017 and the Company will adopt the provisions of ASU 2016-09 as of January 1, 2017. The Company will adopt the provisions of ASU 2016-09 on a prospective basis except for the change in the accounting for forfeitures, where the Company will adopt the provision on a modified retrospective basis with a cumulative-effect adjustment as of January 1, 2017.

As a result of the adoption, in periods subsequent to December 31, 2016, any windfall tax benefits will be recorded as a discrete item in the Company’s provision for income taxes, and therefore, will impact net and comprehensive income and related earnings per share amounts. Prior to the adoption, any windfall tax benefits were recorded in additional paid in capital. Additionally, in periods subsequent to December 31, 2016, excess tax benefits for share-based payments will be included in cash flow from operating activities rather than cash flows from financing activities. Further, the Company will change its accounting for forfeitures from estimating awards that are not expected to vest to recording forfeitures when they actually occur. The cumulative effect adjustment as of January 1, 2017 related to forfeitures will be a charge to retained earnings of approximately $52,000 (net of

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

tax) and will have a minor impact on the timing of stock based compensation subsequent to January 1, 2017. See Note 10 – “Stock-Based Compensation Plans” for additional information.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the current revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for transfer to customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU No. 2016-08, Revenue from Contacts with Customers: Principal Versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The additional ASU’s clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resources Group established by the FASB and extended the required adoption of ASU 2014-09 which is now effective for reporting periods beginning after December 15, 2017 and early adoption is permitted as of the original effective date.

ASU 2014-09 permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For the Company, the new standard will be effective January 1, 2018. The Company does not have multiple-element arrangements, variable consideration, licenses or long-term contracts with customers. Accordingly, the adoption of ASU 2014-09, as clarified, will not have a significant effect in the manner or timing of its revenue recognition. As a result, the Company will not be required to select a transition method.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company is still evaluating the impact of the new standard. The Company will be required to adopt the new standard in 2019 and the Company’s consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases. As of December 31, 2016, the Company has remaining contractual obligations for operating leases (autos and office), which aggregate approximately $76.3 million. Accordingly, we anticipate that the adoption of the new standard will have a material impact on the Company’s consolidated balance sheet. The amount of which and potential impact on the consolidated statements of net and comprehensive income and consolidated statements of cash flows has yet to be determined.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2020. Under ASU 2016-13, the Company will be required to use an expected-loss model for its marketable securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At December 31, 2016, the Company had $104.9 million in marketable securities, available for sale with an average credit rating of AA+, which would be subject to this new standard. The Company is currently evaluating the impact on its investment policy and investment position of this new standard.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective beginning December 1, 2018 and early adoption is permitted. ASU 2016-18 is required to be applied using a retrospective transition method to each period presented. The Company is currently evaluating the potential impact on its consolidated financial statements of this new standard.

3.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Computer software and hardware equipment	$14,583	$10,973
Furniture, fixtures, and equipment	20,066	17,047
Less: accumulated depreciation and amortization	(18,294)	(16,441)

	$16,355	$11,579

During the years ended December 31, 2016 and 2015, the Company wrote-off approximately $2.8 million and $2.7 million, respectively, of fully depreciated computer software and hardware and furniture, fixtures, and equipment.

4.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2016	2015	2016	2015
Due from independent contractors, net (1) (2)	$2,231	$2,545	$8,702	$7,358
Security deposits	—	—	1,059	1,425
Employee notes receivable (3)	314	224	132	158
Customer trust accounts and other	2,557	2,367	88	175

	$5,102	$5,136	$9,981	$9,116

(1)	Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years. As of December 31, 2016 and 2015, the weighted average interest rate for notes receivable due from the Company’s investment sales and financing professionals was approximately 3.3% and 2.9%, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.
(2)	Includes allowance for doubtful accounts related to current receivables of $313 and $359 as of December 31, 2016 and 2015, respectively. The Company recorded a provision for bad debt expense of $47, $281 and $29 and wrote off $93, $115 and $59 of these receivables for the years ended December 31, 2016, 2015 and 2014, respectively.
(3)	See Note 7 – “Related-Party Transactions” for additional information.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2016	2015	2016	2015
SARs liability (1)	$1,366	$—	$20,949	$21,399
Commissions payable to investment sales and financing professionals	42,781	34,091	17,101	17,015
Deferred compensation liability (1)	607	—	6,405	5,264

	$44,754	$34,091	$44,455	$43,678

(1)	The SARs and deferred compensation liability become subject to payout as a result of a participant no longer being considered as an employee service provider. As a result of the retirement of certain participants, estimated amounts to be paid to the participants within the next twelve months has been classified as current.

SARs Liability

Prior to the IPO, certain employees of the Company were granted SARs under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen at March 31, 2013, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in ten annual installments in January of each year upon retirement or termination from service. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rates at January 1, 2016, 2015 and 2014 was 4.273%, 4.173% and 5.03%, respectively. MMI recorded interest expense related to this liability of $914,000, $857,000 and $984,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Estimated payouts within the next twelve months for participants that have separated from service have been classified as current.

Commissions Payable

Certain investment sales professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. These commissions are recognized as cost of services in the period in which they are earned as they relate to specific transactions closed. The Company has the ability to defer payment of certain commissions, at its election, for up to three years. Commissions payable that are not expected to be paid within twelve months are classified as long-term.

Deferred Compensation Liability

A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

fifteen year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a Rabbi Trust, which is recorded in assets held in rabbi trust in the accompanying consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets in an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service have been classified as current.

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	December 31,
	2016	2015	2014
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$470	$(57)	$290

Increase (decrease) in the carrying value of the deferred compensation obligation (2)	$452	$(67)	$313

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

5.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	December 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$24,987	$—	$(30)	$24,957	$62,343	$—	$(71)	$62,272
U.S. government sponsored entities	2,497	—	—	2,497	17,571	—	(12)	17,559
Asset-backed securities and other	—	—	—	—	29	—	—	29

	$27,484	$—	$(30)	$27,454	$79,943	$—	$(83)	$79,860

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

	December 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Long-term investments:
U.S. treasuries	$40,865	$—	$(229)	$40,636	$15,283	$—	$(112)	$15,171
U.S. government sponsored entities	12,618	—	(58)	12,560	12,107	—	(85)	12,022
Corporate debt securities	17,841	74	(165)	17,750	17,219	5	(519)	16,705
Asset-backed securities and other	6,557	18	(46)	6,529	10,649	—	(152)	10,497

	$77,881	$92	$(498)	$77,475	$55,258	$5	$(868)	$54,395

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	December 31, 2016		December 31, 2015
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(491)	$86,105	$(951)	$129,117

12 months or longer	$(37)	$721	$—	$—

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	December 31,
	2016	2015
Gross realized gain (1)	$43	$135

Gross realized loss (1)	$(166)	$(3)

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income. The cost basis of securities sold were determined on the specific identification method.

The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration, duration management, liquidity management and when a security no longer meets the criteria of the Company’s investment policy. During 2016, the Company sold one security, which no longer met the requirements of its investment policy for a loss of $152,000.

As of December 31, 2016, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,484	$27,454	$79,943	$79,860
Due after one year through five years	57,309	57,144	28,634	28,465
Due after five years through ten years	14,992	14,841	18,020	17,466
Due after ten years	5,580	5,490	8,604	8,464

	$105,365	$104,929	$135,201	$134,255

Weighted average maturity	3.5 years		3.3 years

Actual maturities may differ from contractual maturities because certain borrowers are required to make principal payments or have the right to prepay certain obligations with or without prepayment penalties.

6.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by these former stockholders (“the Notes”). The Notes had been previously assumed by MMC, and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments and a final principal payment due during the second quarter of 2020. During each of the years ended December 31, 2016 and 2015, the Company made total payments on the Notes, including interest, of $1.5 million.

Accrued interest included in accounts payable and accrued expenses in the accompanying consolidated balance sheets pertaining to the Notes consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued interest	$337	$367

Interest expense pertaining to the Notes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Interest expense	$502	$548	$591

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Future minimum principal payments on the Notes consisted of the following (in thousands):

December 31, 2016
2017	$986
2018	1,035
2019	1,087
2020	6,564
2021	—

$9,672

7.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC whereby the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company acquires the services separately. During the years ended December 31, 2016, 2015 and 2014, the Company incurred $227,000, $257,000 and $1.3 million, respectively under the TSA of which $1.0 million was incurred for reimbursement of health insurance premiums for the year ended December 31, 2014. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries and affiliates of MMC. For the years ended December 31, 2016, 2015 and 2014, the Company recorded real estate brokerage commissions and financing fees of $5.1 million, $2.7 million and $1.3 million, respectively, from subsidiaries and affiliates of MMC related to these services. The Company incurred cost of services of $3.0 million, $1.6 million and $816,000, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single story office building located in Palo Alto, California, which was amended in 2016 to extend the expiration date to May 31, 2022. Rent expense for this lease aggregated $1.0 million, $693,500 and $438,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Rent expense is included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Accounts Payable and Accrued Expenses with MMC

As of December 31, 2016 and 2015, $303,000 and $96,000, respectively, remains unpaid related to the operating lease with MMC and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Other

The Company makes advances to non-executive employees from time-to-time. At December 31, 2016 and 2015, the aggregate principal amount for employee loans outstanding was $446,000 and $382,000, respectively, which is included in other assets, current and other assets non-current captions in the accompanying consolidated balance sheets.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2016, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned approximately 55% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC (“Phoenix”), the George and Judy Marcus Family Foundation and The Marcus Family Foundation.

On February 6, 2015, the Company filed a shelf Registration Statement on Form S-3, registering for future sale 4,600,000 shares of common stock, including common stock beneficially owned by George M. Marcus. On March 18, 2015, a secondary offering of 4,000,000 shares closed at a price per share of $31.9925 and the underwriters exercised their option to purchase an additional 600,000. In connection with the offering, the Company incurred approximately $113,000 of costs, which were reimbursed by the selling stockholders.

8.	Fair Value Measurements

Recurring Fair Value Measurements

The Company values its investments including assets held in rabbi trust, commercial paper, money market funds and investments in marketable securities, available-for-sale at fair value on a recurring basis. Fair values were determined for each individual security in the investment portfolio.

Assets carried at fair value are categorized into one of the three categories described in Note 2 – “Accounting Policies” and consisted of the following (in thousands):

	December 31, 2016				December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets held in rabbi trust	$7,337	$—	$7,337	$—	$5,661	$—	$5,661	$—

Cash and cash equivalents:
Cash	$34,881	$34,881	$—	$—	$90,198	$90,198	$—	$—
Commercial Paper	9,987	—	9,987	—	—	—	—	—
Money market funds	142,503	142,503	—	—	5,987	5,987	—	—

	$187,371	$177,384	$9,987	$—	$96,185	$96,185	$—	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. Treasuries	$24,957	$24,957	$—	$—	$62,272	$62,272	$—	$—
U.S. Government Sponsored Entities	2,497	—	2,497	—	17,559	—	17,559	—
Asset-backed securities and other	—	—	—	—	29	—	29	—

	$27,454	$24,957	$2,497	$—	$79,860	$62,272	$17,588	$—

Long-term investments:
U.S. Treasuries	$40,636	$40,636	$—	$—	$15,171	$15,171	$—	$—
U.S. Government Sponsored Entities	12,560	—	12,560	—	12,022	—	12,022	—
Corporate debt securities	17,750	—	17,750	—	16,705	—	16,705	—
Asset-backed securities and other	6,529	—	6,529	—	10,497	—	10,497	—

	$77,475	$40,636	$36,839	$—	$54,395	$15,171	$39,224	$—

See Note 2 – “Accounting Policies” for information on fair value of the Company’s other financial instruments.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

There were no transfers in or out of Level 1 and Level 2 during the year ended December 31, 2016.

9.	Stockholders’ Equity

Common Stock

As of December 31, 2016 and 2015, there were 37,882,266 and 37,396,456 shares of common stock, $0.0001 par value, issued and outstanding, respectively. Such amounts include unvested restricted stock awards issued to non-employee directors. See Note 13 – “Earnings Per Share” for additional information.

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2016 and 2015, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income as of December 31, 2016, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and (losses) of available- for-sale securities	Foreign currency translation (2)	Total
Beginning balance, December 31, 2015	$(568)	$1,025	$457
Other comprehensive (loss) income before reclassifications	403	40	443
Amounts reclassified from accumulated other comprehensive (loss) income (1)	(90)	—	(90)

Net current-period other (loss) comprehensive income	313	40	353

Ending balance, December 31, 2016	$(255)	$1,065	$810

(1)	Included as a component of other income (expense), net in the consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
(2)	Deferred taxes are not provided for the cumulative translation adjustment as the subsidiary has no earnings and profits. See Note 11 – “Income Taxes” for additional information.

10.	Stock-Based Compensation Plans

2013 Omnibus Equity Incentive Plan

The board of directors adopted the 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which became effective upon the Company’s IPO. Grants are made from time to time by the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were initially reserved for the issuance of awards. Pursuant to the automatic increase provided for in the 2013 Plan, the board of directors have approved share reserve increases aggregating 3,300,000, including 1,100,000 share reserve increase effective January 1, 2017. At December 31, 2016, there were 4,521,299 shares available for future grants under the Plan.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Awards Granted and Settled

Under the 2013 Plan, the Company has issued RSA’s to non-employee directors and RSU’s to employees and independent contractors. All RSAs vest in equal annual installments over a three-year period from the date of grant. All RSUs vest in equal annual installments over a five-year period from the date of grant. Any unvested awards are canceled upon termination of service. Awards accelerate upon death subject to approval by the compensation committee. As of December 31, 2016, there were no issued or outstanding options, SARs, performance units or performance shares awards.

During the year ended December 31, 2016, 258,123 shares of RSAs and RSUs vested, including 5,158 shares not yet delivered, 435,026 shares of DSUs settled and 226,009 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded windfall tax benefits, net resulting from the settlement of stock-based award activity, in the amounts of $2.7 million, $6.2 million and $4.3 million, respectfully. Such windfall tax benefits were included as a component of additional paid-in capital when the awards were settled. As discussed in Note 1 – “Description of Business and Basis of Presentation,” in periods subsequent to December 31, 2016, any windfall tax benefits will be recorded as a discrete item in the Company’s provision for income taxes.

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non- employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2014 (1)	42,882	516,437	647,690	1,207,009	$18.23
Granted	10,110	31,713	46,885	88,708	42.91
Vested	(17,628)	(57,711)	(138,119)	(213,458)	14.90
Transferred	—	(8,423)	8,423	—	17.81
Forfeited/canceled	—	(13,047)	(43,099)	(56,146)	16.29

Nonvested shares at December 31, 2015 (1)	35,364	468,969	521,780	1,026,113	$21.17

Granted
February 2016	—	172,496	8,856	181,352
March 2016	—	30,000	—	30,000
May 2016	14,742	11,051	8,188	33,981
August 2016	—	12,781	49,608	62,389
November 2016	—	12,684	15,228	27,912

Total Granted	14,742	239,012	81,880	335,634	23.76
Vested	(20,994)	(104,820)	(132,309)	(258,123)	19.88
Transferred	—	2,062	(2,062)	—	14.54
Forfeited/canceled	—	(38,743)	(14,451)	(53,194)	20.07

Nonvested shares at December 31, 2016 (1)	29,112	566,480	454,838	1,050,430	$22.38

Unrecognized stock-based compensation expense as of December 31, 2016 (2)	$482	$10,299	$8,559	$19,340

Weighted average remaining vesting period (years) as of December 31, 2016	1.83	3.40	2.75	3.07

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

(1)	Nonvested RSU’s will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.07 years.

For the years ended December 31, 2016 and 2015, the aggregate fair value of vested RSUs and RSAs were $7.0 million and $7.5 million, respectively.

As of December 31, 2016, 930,419 fully vested DSUs remained outstanding. For the years ended December 31, 2016 and 2015, the fair value of fully vested DSUs was $10.4 million and $18.6 million, respectively. See “Amendments to Restricted Stock and SARs” section below and Note 13 – “Earnings Per Share” for additional information.

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

The ESPP Plan initially had 366,667 shares of common stock reserved and 277,104 and 307,184 shares of common stock remain available for issuance at December 31, 2016 and 2015, respectively. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the board. Pursuant to the provisions of the ESPP Plan, the board of directors determined a share reserve increase was not required in 2016. At December 31, 2016, total unrecognized compensation cost related to the ESPP Plan was $69,000 and is expected to be recognized over a weighted average period of 0.37 years.

Amendments to Restricted Stock and SARs

Restricted Stock

In connection with the IPO, the formula settlement value of all outstanding shares of REIS stock held by the plan participants was removed, all outstanding shares of REIS were converted to MMI shares and all such shares of stock are subject to sales restrictions that lapse at a rate of 20% per year for five years, if the participant remains as a service provider. In the event of death or termination of employment after reaching the age of 67, 100% of the shares of stock will be released from the resale restriction. Further, 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company. Of the original 3,689,326 shares subject to resale restriction, 1,475,730 shares remain subject to sales restriction for the year ended December 31, 2016.

SARs and DSUs

Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs. The DSUs were fully vested upon receipt and will be settled in actual stock at a rate of 20% per

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled.

Summary of Stock-Based Compensation

Components of stock-based compensation included in selling, general and administrative expense in the consolidated statements of net and comprehensive income consisted of the following (in thousands, except common stock price):

	Year Ended December 31,
	2016	2015	2014
Employee stock purchase plan	$169	$285	$128
RSAs – non-employee directors	422	319	197
RSUs – employees	3,130	2,351	817
RSUs – independent contractors (1)	3,314	4,159	3,892

	$7,035	$7,114	$5,034

Common stock price at beginning of period	$29.14	$33.25	$14.90
Common stock price at end of period	$26.72	$29.14	$33.25
(Decrease) increase in stock price	$(2.42)	$(4.11)	$18.35

(1)	The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered non-employees under ASC 718. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement under ASC 505. Stock-based compensation expense is therefore impacted by the changes in the Company’s common stock price during each reporting period.

11.	Income Taxes

The provision (loss) for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income (loss) before provision for income taxes:
United States	$108,797	$116,448	$84,797
Foreign	(1,695)	(3,080)	(1,814)

	$107,102	$113,368	$82,983

The provision (benefit) for income taxes consisted of the following:
Federal:
Current	$36,228	$39,895	$28,452
Deferred	(337)	(1,853)	(566)

	$35,891	$38,042	$27,886

State:
Current	$6,700	$7,058	$4,123
Deferred	(146)	1,918	1,443

	$6,554	$8,976	$5,566

	$42,445	$47,018	$33,452

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets, net consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred Tax Assets:
Accrued expenses and bonuses	$1,455	$1,787
Bad debt and other reserves	2,191	2,178
Deferred compensation	19,511	15,405
Stock-based compensation	14,978	15,984
Deferred rent	1,731	1,735
Net operating and capital loss carryforwards .	1,637	1,281
Other comprehensive income	173	382
State taxes	497	496

Deferred tax assets before valuation allowance	42,173	39,248
Valuation allowance	(1,723)	(1,311)

Deferred Tax Assets	$40,450	$37,937

Deferred Tax Liabilities:
Fixed assets	$(3,850)	$(1,521)
Prepaid expenses	(1,029)	(1,131)

Deferred Tax Liabilities	(4,879)	(2,652)

Deferred Tax Assets, Net	$35,571	$35,285

As of December 31, 2016 and 2015, the Company had state and Canadian net operating and capital losses (“NOLs”) of approximately $6.4 million and $5.7 million, respectively, which will begin to expire in 2019. Certain limitations may be placed on NOLs as a result of “changes in control” as defined in Section 382 of the Internal Revenue Code. In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of the Company’s ability to offset taxable income. In addition, the utilization of these NOLs may be subject to certain limitations under state and foreign laws.

A valuation allowance is required when it is more-likely-than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax asset is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Management determined that as of December 31, 2016 and 2015, $1.7 million and $1.3 million, respectively, of the deferred tax assets related to state and Canadian losses do not satisfy the recognition criteria and therefore have recorded a valuation allowance for this amount. The valuation allowance for deferred tax assets was increased by $412,000, $583,000 and $442,000 during 2016, 2015 and 2014, respectively. The increases are primarily related to the Company’s Canadian operations.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate of 35% to income before provision for income taxes and consisted of the following (in thousands):

	Year Ended December 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate of 35%	$37,485	35.0%	$39,679	35.0%	$29,044	35.0%
State income tax expense, net of federal benefit	4,346	4.1%	4,569	4.0%	3,622	4.4%
Effect of state tax rate change on deferred taxes	(79)	(0.1)%	1,273	1.1%	—	—
Permanent differences related to compensation charges, net of federal benefit	39	—	81	0.1%	163	0.2%
Change in valuation allowance	412	0.4%	583	0.5%	442	0.5%
Other	242	0.2%	833	0.8%	181	0.2%

	$42,445	39.6%	$47,018	41.5%	$33,452	40.3%

During the year ended December 31, 2016 and 2015, the Company recorded $2.7 million and $6.2 million, respectively, as a credit to additional paid-in capital in the accompanying consolidated balance sheets, in connection with windfall tax benefits associated with the settlement of DSUs/RSUs/RSAs.

As of December 31, 2016 and 2015, the Company has no liabilities for unrecognized tax benefits or any related interest or penalties in the consolidated statements of net and comprehensive income.

The Company is subject to tax in various jurisdictions and, as a matter or ordinary course, the Company is subject to income tax examinations by the federal, state and foreign taxing authorities for the tax years 2012 to 2016. The Company is not currently under income tax examination by any taxing authorities.

The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.

12.	Retirement Plans

Effective January 2014, the Company has its own defined contribution plan (the “Contribution Plan”) under Section 401(k) of the Internal Revenue Code for all eligible employees who have completed one month of service and have reached age 21. The Contribution Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Participants may contribute up to 100% of their annual eligible compensation, subject to IRS limitation and ERISA. The Company makes matching contributions of 50% on the first 8% of employee contributions per pay period up to a maximum of the employee’s compensation, up to a maximum of $4,000 per eligible employee per year. Company matching contributions aggregated $628,000, $570,000 and $429,000 for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

13.	Earnings per Share

Basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Numerator (Basic and Diluted):
Net income	$64,657	$66,350	$49,531

Denominator:
Basic
Weighted Average Common Shares Issued and Outstanding	37,637	37,141	36,660
Deduct: Unvested RSAs (1)	(36)	(43)	(43)
Add: Fully vested DSUs (2)	1,298	1,750	2,234

Weighted Average Common Shares Outstanding	38,899	38,848	38,851

Basic earnings per common share	$1.66	$1.71	$1.27

Diluted
Weighted Average Common Shares Outstanding from above	38,899	38,848	38,851
Add: Dilutive effect of RSUs, RSAs & ESPP	136	314	127

Weighted Average Common Shares Outstanding	39,035	39,162	38,978

Diluted earnings per common share	$1.66	$1.69	$1.27

Antidilutive shares excluded from diluted earnings per common share (3)	516	79	817

(1)	RSAs were issued and outstanding to the non-employee directors and have a three year vesting term subject to service requirements. See Note 10 – “Stock-Based Compensation Plans” for additional information.
(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 9 – “Stockholders’ Equity” for additional information.
(3)	Primarily pertaining to RSU grants to the Company’s employees and independent contractors.

14.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under non-cancelable operating leases for office facilities and automobiles with terms in excess of one year consisted of the following (in thousands):

December 31, 2016
2017	$16,328
2018	14,823
2019	12,173
2020	11,124
2021	8,701
Thereafter	13,186

$76,335

Deferred rent totaled $4.3 million as of December 31, 2016 and 2015, respectively. The noncurrent portion is included in defered rent and other liabilities and the current portion is included in accounts payable and

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

accrued expenses in the accompanying consolidated balance sheets. Rental expense was $23.4 million, $17.8 million and $16.7 million for the years ended December 31, 2016, 2015 and 2014, respectively and is included in selling, general, and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses.

The Company subleases certain office space to subtenants. The rental income received from these subleases is included as a reduction of rental expense and was not material for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at December 31, 2016. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio. In connection with executing the Credit Agreement, as amended, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying consolidated statements of net and comprehensive income and was $116,000, $130,000 and $76,000 during the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there were no amounts outstanding under the Credit Agreement.

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end both on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of December 31, 2016, the Company was in compliance with all financial and non-financial covenants.

Litigation

The Company is subject to various legal proceeding and claims that arise in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance, which contain deductibles, exclusions, claim limits and aggregate policy limits. While the

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

ultimate liability for these legal proceeding cannot be determined, the Company reviews the need for its accrual for loss contingencies quarterly and records an accrual for litigation related losses where the likelihood of loss is both probable and estimable. The Company believes that the ultimate resolution of the legal proceedings will not have a material adverse effect on its financial condition or results of operations. The Company accrues legal fees for litigation as the legal services are provided.

Other

In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to its investment sales and financing professionals upon reaching certain performance goals. Commitments as of December 31, 2016 aggregated $3.7 million. In January 2017, the Company committed and advanced $5.0 million.

15.	Selected Quarterly Financial Data (Unaudited)

The Company’s real estate brokerage commissions and financing fees are seasonal, which can affect an investor’s ability to compare the Company’s financial condition and results of operation on a quarter-by-quarter basis. Historically, this seasonality has caused the Company’s revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. These concentrations are due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. In addition, the Company’s gross margins are typically lower during the second half of each year due to its commission structure for some of its senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule whose commission rates generally increase as they meet certain production thresholds.

	Three Months Ended
	Dec. 31 2016	Sep. 30 2016	Jun. 30 2016	Mar. 31 2016	Dec. 31 2015	Sep. 30 2015	Jun. 30 2015	Mar. 31 2015
	(in thousands, except per share data)
Consolidated Financial Statement Data:
Total revenues	$189,157	$180,634	$183,387	$164,272	$203,156	$165,876	$173,482	$146,541
Cost of services	121,637	113,852	113,126	96,153	129,664	102,010	105,557	86,158
Operating income	27,906	24,905	28,832	24,858	33,930	27,418	29,529	23,774
Net income	17,174	15,144	17,524	14,815	19,949	15,176	17,556	13,669
Earnings per share:
Basic	$0.44	$0.39	$0.45	$0.38	$0.51	$0.39	$0.45	$0.35
Diluted	$0.44	$0.39	$0.45	$0.38	$0.51	$0.39	$0.45	$0.35

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report with respect to the quarter ended September 30, 2013 on Form 10-Q filed on November 22, 2013).

3.2	Amended and Restated Bylaws of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report with respect to the quarter ended September 30, 2013 on Form 10-Q filed on November 22, 2013).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.1	Form of Contribution Agreement by and among Marcus & Millichap, Inc., Marcus & Millichap Company, and certain other shareholders of Marcus & Millichap Real Estate Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.2	Form of Debt-for-Equity Exchange Agreement by and among Marcus & Millichap Company, George M. Marcus, William A. Millichap, The Donald and Beverly Lorenz Living Trust, and Lorenz Capital Assets, L.P., and with respect to certain sections therein, Marcus & Millichap, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.3	Separation and Distribution Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013. (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.4	Tax Matters Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.5	Transition Services Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.6†	Form of Indemnification Agreement by and between Marcus & Millichap, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.7†	2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.8†	Form of Deferred Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.9†	Form of Stock Option Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.10†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

Number	Description

10.11†	Form of Restricted Stock Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.12†	Form of Amendment, Restatement and Freezing of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.13 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.13†	Form of Amendment, Restatement and Freezing of Stock Appreciation Rights Agreement (Section 409A grandfathered) (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.14†	Form of Sale Restriction Agreement (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.15†	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 28, 2013).

10.16†	Amendment to Exhibit A to Employment Agreement dated July 1, 2010, by and between John J. Kerin and Marcus & Millichap, Inc. dated as of March 19, 2014 (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 21, 2014).

10.17†	Executive Short-Term Incentive Plan, dated March 13, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 17, 2014).

10.18	Credit Agreement, by and between Marcus & Millichap, Inc. and Wells Fargo Bank, National Association dated as of June 1, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014).

10.19	First Amendment to Credit Agreement, between the Company and Wells Fargo Bank, National Association dated as of August 21, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 9, 2015).

10.20†	Employment Agreement between the Company and Hessam Nadji effective as of March 31, 2016 (incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K/A (No. 001-36155) filed on April 8, 2016).

10.21†	Retirement Agreement and Release of All Claims between the Company and John J. Kerin dated as of June 13, 2016 (incorporated by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 8, 2016).

10.22	Second Amendment to Credit Agreement and Amended and Restated Revolving Line of Credit Note, between the Company and Wells Fargo Bank, National Association dated as of August 10, 2016 (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 7, 2016).

10.23†*	Employment Agreement between the Company and Mitchell R. LaBar effective as of March 31, 2016.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished, not filed.