Form 10-Q
period 2017-03-31
Marcus & Millichap, Inc.
filed 2017-05-10
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of May 4, 2017 was 38,075,543 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$129,032	$187,371
Commissions receivable	3,309	4,809
Prepaid expenses	6,486	8,094
Income tax receivable	4,677	1,182
Marketable securities, available-for-sale	56,910	27,454
Other assets, net	4,531	5,102

Total current assets	204,945	234,012
Prepaid rent	14,600	13,285
Property and equipment, net	16,267	16,355
Marketable securities, available-for-sale	66,473	77,475
Assets held in rabbi trust	7,506	7,337
Deferred tax assets, net	34,360	35,571
Other assets	19,336	9,981

Total assets	$363,487	$394,016

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,610	$10,133
Notes payable to former stockholders	986	986
Deferred compensation and commissions	23,365	44,754
Accrued bonuses and other employee related expenses	7,955	22,303

Total current liabilities	40,916	78,176
Deferred compensation and commissions	37,949	44,455
Notes payable to former stockholders	8,686	8,686
Deferred rent and other liabilities	4,499	3,845

Total liabilities	92,050	135,162

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,071,798 and 37,882,266 at March 31, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	86,035	85,445
Stock notes receivable from employees	(4)	(4)
Retained earnings	184,547	172,599
Accumulated other comprehensive income	855	810

Total stockholders’ equity	271,437	258,854

Total liabilities and stockholders’ equity	$363,487	$394,016

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Real estate brokerage commissions	$140,137	$153,664
Financing fees	10,054	8,733
Other revenues	3,021	1,875

Total revenues	153,212	164,272

Operating expenses:
Cost of services	89,647	96,153
Selling, general, and administrative expense	43,220	42,255
Depreciation and amortization expense	1,297	1,006

Total operating expenses	134,164	139,414

Operating income	19,048	24,858
Other income (expense), net	836	230
Interest expense	(382)	(391)

Income before provision for income taxes	19,502	24,697
Provision for income taxes	7,502	9,882

Net income	12,000	14,815
Other comprehensive income:
Unrealized gains on marketable securities, net of tax of $65 and $450 for the three months ended March 31, 2017 and 2016, respectively	47	680
Foreign currency translation (loss) gain, net of tax of $0 for each of the three months ended March 31, 2017 and 2016	(2)	47

Total other comprehensive income	45	727

Comprehensive income	$12,045	$15,542

Earnings per share:
Basic	$0.31	$0.38
Diluted	$0.31	$0.38
Weighted average common shares outstanding:
Basic	38,948	38,891
Diluted	39,108	38,956

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings		Total
	Shares	Amount	Shares	Amount				Accumulated Other Comprehensive Income
Balance as of December 31, 2016	—	$—	37,882,266	$4	$85,445	$(4)	$172,599	$810	$258,854
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	85	—	(52)	—	33

Balance at January 1, 2017, as adjusted	—	—	37,882,266	4	85,530	(4)	172,547	810	258,887
Net and comprehensive income	—	—	—	—	—	—	12,000	45	12,045

Stock-based award activity
Stock-based compensation	—	—	—	—	1,866	—	—	—	1,866
Issuance of common stock for vesting of restricted stock units	—	—	238,526	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(48,994)	—	(1,361)	—	—	—	(1,361)

Balance as of March 31, 2017	—	$—	38,071,798	$4	$86,035	$(4)	$184,547	$855	$271,437

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$12,000	$14,815
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,297	1,006
(Recovery) provision for bad debt expense	(44)	16
Stock-based compensation	1,866	1,325
Deferred taxes, net	1,179	1,393
Net realized losses on marketable securities, available-for-sale	—	155
Tax benefit from stock-based award activity	—	167
Excess tax benefit from stock-based award activity	—	(167)
Other non-cash items	(8)	130
Changes in operating assets and liabilities:
Commissions receivable	1,500	482
Prepaid expenses	1,608	2,094
Prepaid rent	(1,315)	(1,101)
Asset held in rabbi trust	—	(1,263)
Other assets	(8,728)	349
Accounts payable and accrued expenses	(1,381)	(16)
Income tax (payable) receivable	(3,495)	708
Accrued bonuses and other employee related expenses	(14,113)	(21,611)
Deferred compensation and commissions	(28,106)	(17,782)
Deferred rent obligation and other liabilities	654	277

Net cash used in operating activities	(37,086)	(19,023)
Cash flows from investing activities
Purchases of marketable securities, available-for-sale	(23,014)	(14,024)
Proceeds from sales and maturities of marketable securities, available-for-sale	4,741	17,137
Issuances of employee notes receivable	(265)	(92)
Payments received on employee notes receivable	3	—
Proceeds from sale of property and equipment	10	—
Purchase of property and equipment	(1,367)	(2,332)

Net cash (used in) provided by investing activities	(19,892)	689
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(1,361)	(1,084)
Excess tax benefit from stock-based award activity	—	167

Net cash used in financing activities	(1,361)	(917)

Net decrease in cash and cash equivalents	(58,339)	(19,251)
Cash and cash equivalents at beginning of period	187,371	96,185

Cash and cash equivalents at end of period	$129,032	$76,934

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information
Interest paid during the period	$15	$15

Income taxes paid, net	$9,818	$7,614

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$235	$199

Change in property and equipment included in accounts payable and accrued expenses	$(142)	$(299)

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business, basis of presentation and recent accounting pronouncements

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of March 31, 2017, MMI operates 80 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

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

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed on March 16, 2017 with the SEC. The results of the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017, or for other interim periods or future years.

Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior-period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported cash flow subtotals.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. The Company historically has not experienced any significant losses related to cash and cash equivalents.

The Company derives its revenues from a broad range of real estate investors, owners and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three months ended March 31, 2017 and 2016, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and therefore, do not expose the Company to significant credit risk.

The Company’s Canadian operations represented less than 1.0% of total revenues in each period presented.

For the three months ended March 31, 2017 and 2016, no office represented 10% or more of total revenues.

Recent Accounting Pronouncements

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 changes the accounting for share-based payment awards issued to employees. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company adopted this new standard effective on January 1, 2017. The Company adopted the provisions of ASU 2016-09 on a prospective basis except for the change in the accounting for forfeitures, where the Company adopted the provision on a modified retrospective basis with a cumulative-effect adjustment as of January 1, 2017. The adoption of the new standard did not have a material impact on the Company’s condensed consolidated financial position or results of operations.

As a result of the adoption, in periods subsequent to December 31, 2016, windfall tax benefits, net are recorded as a discrete item in the Company’s provision for income taxes. See “Note 10 – “Income Taxes” for additional information. Prior to the adoption, any windfall tax benefits, net were recorded in additional paid in capital. Additionally, in periods subsequent to December 31, 2016, excess tax benefits for share-based payments were included in cash flow from operating activities rather than cash flows from financing activities. Further, the Company changed its accounting for forfeitures from estimating awards that are not expected to vest to recording forfeitures when they actually occur. The cumulative effect adjustment as of January 1, 2017 related to forfeitures was a charge to retained earnings of approximately $52,000 (net of tax) and is expected to have a minor impact on the timing of stock based compensation subsequent to January 1, 2017. See Note 9 – “Stock-Based Compensation Plans” for additional information.

Pending Adoption

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the current revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for transfer to customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU No. 2016-08, Revenue from Contacts with Customers: Principal Versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The additional ASU’s clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resources Group established by the FASB and extended the required adoption of ASU 2014-09 which is now effective for reporting periods beginning after December 15, 2017 and early adoption is permitted as of the original effective date.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company is still

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

evaluating the impact of the new standard. The Company will be required to adopt the new standard in 2019, and the Company’s condensed consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases. As of March 31, 2017, the Company has remaining contractual obligations for operating leases (autos and office), which aggregate approximately $86.3 million. Accordingly, we anticipate that the adoption of the new standard will have a material impact on the Company’s condensed consolidated balance sheet. The amount of which and potential impact on the condensed consolidated statements of net and comprehensive income and condensed consolidated statements of cash flows has yet to be determined.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2020. Under ASU 2016-13, the Company will be required to use an expected-loss model for its marketable securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At March 31, 2017, the Company had $123.4 million in marketable securities, available for sale which would be subject to this new standard. As of March 31, 2017, these marketable securities, available for sale have an average credit rating of AA and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments.

2.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Computer software and hardware equipment	$14,769	$14,583
Furniture, fixtures, and equipment	20,151	20,066
Less: accumulated depreciation and amortization	(18,653)	(18,294)

	$16,267	$16,355

During the three months ended March 31, 2017 and 2016, the Company wrote off approximately $949,000 and $1.0 million, respectively, of fully depreciated computer software and hardware and furniture, fixtures and equipment.

3.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current		Non-Current
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Due from independent contractors, net (1) (2)	$1,296	$2,231	$17,923	$8,702
Security deposits	—	—	1,092	1,059
Employee notes receivable (3)	221	314	246	132
Customer trust accounts and other	3,014	2,557	75	88

	$4,531	$5,102	$19,336	$9,981

(1)	Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years.
(2)	Includes allowance for doubtful accounts related to current receivables of $253 and $313 as of March 31, 2017 and December 31, 2016, respectively. The Company recorded a (recovery) provision for bad debt expense of $(44) and $16 and wrote off $16 and $54 of these receivables for the three months ended March 31, 2017 and 2016, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.
(3)	See Note 6 – “Related-Party Transactions” for additional information.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016
Stock appreciation rights (“SARs”) liability (1)	$1,734	$1,366	$19,447	$20,949
Commissions payable to investment sales and financing professionals	20,872	42,781	11,006	17,101
Deferred compensation liability (1)	759	607	7,496	6,405

	$23,365	$44,754	$37,949	$44,455

(1)	The SARs and deferred compensation liability become subject to payout as a result of a participant no longer being considered as an employee service provider. As a result of the retirement of certain participants, estimated amounts to be paid to the participants within the next twelve months has been classified as current.

SARs Liability

Prior to the IPO, certain employees of the Company were granted SARs under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen at March 31, 2013, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in ten annual installments in January of each year upon retirement or termination from service. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rates at January 1, 2017 and 2016 were 4.446% and 4.273%, respectively. MMI recorded interest expense related to this liability of $233,000 and $229,000, for the three months ended March 31, 2017 and 2016, respectively.

Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the three months ended March 31, 2017, the Company made total payments (consisting of accumulated interest) of $1.4 million classified as an operating cash flow in the deferred compensation and commissions caption in the accompanying condensed consolidated statements of cash flow.

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

Deferred Compensation Liability

A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the three months ended March 31, 2017, the Company made total payments of $37,000.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	March 31,
	2017	2016
Increase in the carrying value of the assets held in the rabbi trust (1)	$199	$34

Increase in the carrying value of the deferred compensation obligation (2)	$211	$37

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

4.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$48,604	$2	$(93)	$48,513	$24,987	$—	$(30)	$24,957
U.S. government sponsored entities	1,998	—	(2)	1,996	2,497	—	—	2,497
Corporate debt securities	6,403	2	(4)	6,401	—	—	—	—

	$57,005	$4	$(99)	$56,910	$27,484	$—	$(30)	$27,454

Long-term investments:
U.S. treasuries	$24,539	$—	$(162)	$24,377	$40,865	$—	$(229)	$40,636
U.S. government sponsored entities	12,553	—	(67)	12,486	12,618	—	(58)	12,560
Corporate debt securities	22,526	108	(104)	22,530	17,841	74	(165)	17,750
Asset-backed securities and other	7,090	22	(32)	7,080	6,557	18	(46)	6,529

	$66,708	$130	$(365)	$66,473	$77,881	$92	$(498)	$77,475

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	March 31, 2017		December 31, 2016
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Less than 12 months	$(437)	$87,634	$(491)	$86,105

12 months or longer	$(27)	$709	$(37)	$721

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	March 31,
	2017	2016
Gross realized gains (1)	$—	$—

Gross realized losses (1)	$—	$(155)

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined on the specific identification method.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and when a security no longer meets the criteria of the Company’s investment policy.

As of March 31, 2017, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$57,005	$56,910	$27,484	$27,454
Due after one year through five years	44,397	44,307	57,309	57,144
Due after five years through ten years	15,549	15,469	14,992	14,841
Due after ten years	6,762	6,697	5,580	5,490

	$123,713	$123,383	$105,365	$104,929

Weighted average contractual maturity	3.1 years		3.5 years

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

5.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by the former stockholders (“the Notes”), which had been previously assumed by MMC, and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments and a final principal payment due during the second quarter of 2020.

Accrued interest included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets pertaining to the Notes consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued interest	$459	$337

Interest expense pertaining to the Notes consisted of the following (in thousands):

	March 31,
	2017	2016
Interest expense	$122	$133

6.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC whereby the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company acquires the services separately. During the three months ended March 31, 2017 and 2016, the Company incurred $82,000 and $70,000 under the TSA, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended March 31, 2017 and 2016, the Company generated real estate brokerage commissions and financing fees of $203,000 and $1.6 million, respectively, from subsidiaries of MMC. The Company incurred cost of services of $122,000 and $944,000, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single story office building located in Palo Alto, California, which expires on May 31, 2022. Rent expense for this lease aggregated $253,000 for each of the three months ended March 31, 2017 and 2016. Rent expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Accounts Payable and Accrued Expenses with MMC

As of March 31, 2017 and December 31, 2016, accounts payable and accrued expenses with MMC totaling $119,000 and $303,000, respectively, remains unpaid and is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Other

The Company makes advances to non-executive employees from time-to-time. At March 31, 2017 and December 31, 2016, the aggregate principal amount for employee loans outstanding was $467,000 and $446,000, respectively, which is included in other assets, net current and other assets non-current captions in the accompanying condensed consolidated balance sheets.

As of March 31, 2017, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned approximately 53% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC, the George and Judy Marcus Family Foundation and the Marcus Family Foundation.

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

Assets carried at fair value are categorized into one of the three categories described above and consisted of the following (in thousands):

	March 31, 2017				December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets held in rabbi trust	$7,506	$—	$7,506	$—	$7,337	$—	$7,337	$—

Cash equivalents (1):
Commercial paper	$13,978	$—	$13,978	$—	$9,987	$—	$9,987	$—
Money market funds	82,730	82,730	—	—	142,503	142,503	—	—

	$96,708	$82,720	$13,978	$—	$152,490	$142,503	$9,987	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. treasuries	$48,513	$48,513	$—	$—	$24,957	$24,957	$—	$—
U.S. government sponsored entities	1,996	—	1,996	—	2,497	—	2,497	—
Corporate debt securities	6,401	—	6,401	—	—	—	—	—

	$56,910	$48,513	$8,397	$—	$27,454	$24,957	$2,497	$—

Long-term investments:
U.S. treasuries	$24,377	$24,377	$—	$—	$40,636	$40,636	$—	$—
U.S. government sponsored entities	12,486	—	12,486	—	12,560	—	12,560	—
Corporate debt securities	22,530	—	22,530	—	17,750	—	17,750	—
Asset-backed securities and other	7,080	—	7,080	—	6,529	—	6,529	—

	$66,473	$24,377	$42,096	$—	$77,475	$40,636	$36,839	$—

(1)	Included in cash and cash equivalents.

There were no transfers in or out of Level 1 and Level 2 during the three months ended March 31, 2017.

Assets and Liabilities not Measured at Fair Value

The Company’s cash held in financial institutions, commissions receivable, amounts due from employees and investment sales and financing professionals (included in other assets, net current caption and other assets non-current captions), accounts payable and accrued expenses and commissions payable are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms which approximate current market rates, or for money market funds, quoted market rates, and are considered to be in the Level 1 classification.

The Company’s obligations under notes payable to former stockholders bear fixed interest rates. The Company has determined that the carrying value on these instruments approximates fair value. As the Company’s obligations under SARs liability (included in deferred compensation and commissions current and non-current captions) bear interest at a variable rate based on U.S. Treasuries, the Company has determined that the carrying value approximates the fair value.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity

Common Stock

As of March 31, 2017 and December 31, 2016, there were 38,071,798 and 37,882,266 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee directors, respectively. See Note 11 – “Earnings per Share” for additional information.

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2017 and December 31, 2016, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of March 31, 2017, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and (losses) of available-for- sale securities	Foreign currency translation (2)	Total
Beginning balance, December 31, 2016	$(255)	$1,065	$810
Other comprehensive income (loss) before reclassifications	47	(2)	45
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	—	—

Net current-period other comprehensive income (loss)	47	(2)	45

Ending balance, March 31, 2017	$(208)	$1,063	$855

(1)	Included as a component of other income (expense), net in the condensed consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
(2)	The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

9.	Stock-Based Compensation Plans

2013 Omnibus Equity Incentive Plan

The board of directors adopted the 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors approved an amendment to the 2013 Plan subject to shareholder approval, which was obtained in May 2017. Grants are made from time to time by the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were initially reserved for the issuance of awards. Pursuant to the automatic increase provided for in the 2013 Plan, the board of directors have approved share reserve increases aggregating 3,300,000. At March 31, 2017 there were 5,528,976 shares available for future grants under the Plan.

Awards Granted and Settled

Under the 2013 Plan, the Company has issued restricted stock awards (“RSAs”) to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. All RSAs vest in equal annual installments over a three-year period from the date of grant. All RSUs vest in equal annual installments over a five-year period from the date of grant. Any unvested awards are canceled upon termination of service. Awards accelerate upon death subject to approval by the compensation committee.

During the three months ended March 31, 2017, 239,368 shares of RSUs vested of which 238,526 were delivered and 48,994 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

During the year ended December 31, 2016, the Company recorded windfall tax benefits, net in the amount of $2.7 million, including $167,000 recorded during the three months ended March 31, 2016 resulting from settlement of stock-based award activity. For the year ended December 31, 2016, such windfall tax benefits, net were excluded from the provision for income taxes, and

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

included as a component of additional paid-in capital when the awards were settled. During the three months ended March 31, 2017, as a result of the adoption of ASU 2016-09, any windfall tax benefits, net were recorded as a discrete item in the Company’s provision for income taxes. See “Note 10 – “Income Taxes” for additional information.

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2016	29,112	566,480	454,838	1,050,430	$22.38

Granted
February 2017	—	139,013	7,272	146,285

Total Granted	—	139,013	7,272	146,285	27.50
Vested	—	(129,594)	(109,774)	(239,368)	19.70
Transferred	—	(24,302)	24,302	—	26.63
Forfeited/canceled	—	(2,713)	—	(2,713)	20.62

Nonvested shares at March 31, 2017 (1)	29,112	548,884	376,638	954,634	$23.84

Unrecognized stock-based compensation expense as of March 31, 2017 (2)	$393	$13,331	$8,006	$21,730

Weighted average remaining vesting period (years) as of March 31, 2017	1.70	3.66	2.61	3.24

(1)	Nonvested RSU’s will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.24 years.

As of March 31, 2017, 930,419 fully vested deferred stock units (“DSUs”) remained outstanding. See “Amendments to Restricted Stock and SARs” section below and Note 11 – “Earnings Per Share” for additional information. Future share settlements by year consisted of the following:

March 31, 2017
2017	351,801
2018	351,796
2021	60,373
2022	166,449

930,419

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

The ESPP Plan initially had 366,667 shares of common stock reserved and 277,104 shares of common stock remain available for issuance at March 31, 2017. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the board. Pursuant to the provisions of the ESPP Plan, the board of directors determined a share reserve increase was not required in the prior years. At March 31, 2017, total unrecognized compensation cost related to the ESPP Plan was $23,000 and is expected to be recognized over a weighted average period of 0.12 years.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amendments to Restricted Stock and SARs

Restricted Stock

In connection with the IPO, the formula settlement value of all outstanding shares of stock held by the plan participants was removed, and all such shares of stock are subject to sales restrictions that lapse at a rate of 20% per year for five years if the participant remains employed by the Company. In the event of death or termination of employment after reaching the age of 67, 100% of the shares of stock will be released from the resale restriction. 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company. Of the original 3,689,326 shares subject to resale restriction, 1,475,730 shares remain subject to sales restriction at March 31, 2017.

SARs and DSUs

Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled.

Summary of Stock-Based Compensation

The Company adopted ASU 2016-09 on January 1, 2017 and changed its accounting for forfeitures on a prospective basis from estimating awards that are not expected to vest to recording forfeitures when they actually occur. Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income consisted of the following (in thousands, except common stock price):

	Three Months Ended March 31,
	2017	2016
Employee stock purchase plan	$46	$48
RSAs – non-employee directors	89	89
RSUs – employees	914	658
RSUs – independent contractors (1)	817	530

	$1,866	$1,325

Common stock price at beginning of period	$26.72	$29.14
Common stock price at end of period	$24.58	$25.39
Decrease in stock price	$(2.14)	$(3.75)

(1)	The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered non-employees under the accounting standards. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement. Stock-based compensation expense is therefore impacted by the changes in the Company’s common stock price during each reporting period.

10.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 38.5% and 40.0%, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate of 35% to income before provision for income taxes and consisted of the following (in thousands):

	Three Months Ended March 31,
	2017		2016
	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate of 35%	$6,826	35.0%	$8,644	35.0%
State income tax expense, net of federal benefit	768	3.9%	986	4.0%
Foreign rate differential	22	0.1%	59	0.2%
Windfall tax benefits, net related to stock-based compensation	(156)	(0.7)%	—	—
Change in valuation allowance	54	0.3%	146	0.6%
Other	(12)	(0.1)%	47	0.2%

	$7,502	38.5%	$9,882	40.0%

11.	Earnings per Share

Basic and diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator (Basic and Diluted):
Net income	$12,000	$14,815

Denominator:
Basic
Weighted average common shares issued and outstanding	38,047	37,561
Deduct: Unvested RSAs (1)	(29)	(35)
Add: Fully vested DSUs (2)	930	1,365

Weighted Average Common Shares Outstanding	38,948	38,891

Basic earnings per common share	$0.31	$0.38

Diluted
Weighted Average Common Shares Outstanding from above	38,948	38,891
Add: Dilutive effect of RSUs, RSAs & ESPP	160	65

Weighted Average Common Shares Outstanding	39,108	38,956

Diluted earnings per common share	$0.31	$0.38

Antidilutive shares excluded from diluted earnings per common share (3)	299	417

(1)	RSAs were issued and outstanding to the non-employee directors and have a three year vesting term subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(3)	Primarily pertaining to RSU grants to the Company’s employees and independent contractors.

12.	Commitments and Contingencies

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at March 31, 2017. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio. In connection with executing the Credit Agreement, as amended the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $27,000 and $30,000 during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there were no amounts outstanding under the Credit Agreement.

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end both on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of March 31, 2017, the Company was in compliance with all financial and non-financial covenants.

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

Other

In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to its investment sales and financing professionals upon reaching certain performance goals. Such commitments as of March 31, 2017 aggregated $1.0 million.

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

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years.

As of March 31, 2017, we had 1,736 investment sales and financing professionals that are primarily exclusive independent contractors operating in 80 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three months ended March 31, 2017, we closed 2,067 investment sales, financing and other transactions with total volume of approximately $8.5 billion. During the year ended December 31, 2016, we closed 8,995 sales, financing and other transactions with total volume of approximately $42.3 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For the three months ended March 31, 2017, approximately 91% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 2% from other revenues, including consulting and advisory services. During the year ended December 31, 2016, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues, including consulting and advisory services.

We divide commercial real estate into four major market segments, characterized by price:

•	Properties with prices less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.

Our strength is in serving private clients in the $1-$10 million private client market segment, which contributed approximately 71% and 68% of our real estate brokerage commissions during the three months ended March 31, 2017 and 2016, respectively. The following tables set forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended March 31,
	2017			2016			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	242	$142	$5,994	253	$159	$6,591	(11)	$(17)	$(597)
Private client market ($1 - $10 million)	1,121	3,398	99,750	1,112	3,585	104,469	9	(187)	(4,719)
Middle market (≥$10 - $20 million)	88	1,202	19,154	73	1,002	17,053	15	200	2,101
Larger transaction market (≥$20 million)	38	1,748	15,239	61	2,780	25,551	(23)	(1,032)	(10,312)

	1,489	$6,490	$140,137	1,499	$7,526	$153,664	(10)	$(1,036)	$(13,527)

We continue to increase our presence in the United States and Canada through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive opportunities where we believe the markets will benefit from our business model. The following charts set forth the percentage of transactions by region for real estate brokerage.

(1)	Includes our Canadian operations, which represented less than 1.0% of our total revenues in each period presented.

Factors Affecting Our Business

Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate investment sales and financing transactions we close in any period. The number and size of these transactions are affected by our ability to recruit and retain investment sales and financing professionals, identify and contract properties for sale and those that need financing and refinancing. We monitor the commercial real estate market through the four factors, which generally drive our business. They include the economy, commercial real estate supply and demand, capital markets and investment activity.

The Economy

Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or a negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, construction and vacancies can have a positive or a negative impact on our business. Overall market conditions can have an effect on investor sentiment and, ultimately, the demand for our services from investors in real estate. Our national footprint allows us to support our clients in balancing the opportunities and risks of changing regional economic conditions. We believe the U.S. economy continues to show durability and growth. The U.S. generated moderate growth in the first quarter of 2017, with unemployment levels falling and steady wage growth momentum. Sentiment about economic expansion in 2017 has been elevated, but uncertainty surrounding fiscal policy, taxes, deregulation and other initiatives by the Trump administration could continue to weigh on sentiment.

Commercial Real Estate Supply and Demand

Our business is dependent on the willingness of investors to invest in or sell commercial real estate, which is affected by factors beyond our control. These factors include the supply of commercial real estate coupled with user demand for these properties and the performance of real estate assets when compared with other investments alternatives, such as stocks and bonds. Despite the economic growth cycle over the past eight years, we believe an investment in real estate continues to be a compelling investment for investors as real estate fundamentals generally remain balanced. The moderate economic growth has generated demand and reasonable construction levels for most property types that has been the basis of the longevity and durability of the current real estate cycle. We believe the maturing cycle, combined with the current uncertainty around forecasted growth, rising inflation and higher interest rate trends have required investors and lenders to recalibrate their underwriting assumptions in the short-term and have resulted in a slowdown in sales. Furthermore, many investors are delaying transactions in anticipation of more clarity regarding tax reform, regulatory easing and economic initiatives. We believe a positive boost to investor sentiment is possible with clarity on government policies and growth initiatives. We believe that these factors should continue to support long-term commercial real estate investor demand and therefore, demand for our brokerage and financing services.

Capital Markets

Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt and, as a result, credit and liquidity impact transaction activity and prices. Changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether increase or decrease, could adversely or positively affect the operations and income potential of commercial real estate properties. These changes also influence the demand of investors for commercial real estate investments. We believe indications from the U.S. Federal Reserve of future interest rate increases, the uncertainty as to the impact of new fiscal policies and the recent volatility in longer term interest rates has created a short-term headwind for real estate transactions. We continue to see disciplined underwriting from lenders as well as ample liquidity in the market. However, we have seen transactions taking longer to close since late 2016, with buyers exhibiting increased caution in their acquisition process.

Investment Activity

We rely on investors to buy and sell properties in order to generate commissions. Investors’ desires to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and therefore, transaction velocity. In addition, our private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning. We believe that we are in a maturing real estate cycle. Thus far in 2017, the sales transaction market has continued to step-down from peak levels set in 2015. The combination of interest rate increases together with uncertainty surrounding the Trump administration’s tax reform, regulatory easing and infrastructure initiatives have caused many investors to assume a more wait-and-see attitude toward investment decisions. Once additional clarity regarding these policies begins to emerge, we believe investors will begin to revive their activity levels based on their ability to better understand the market for commercial real estate. We believe that the healthy property fundamentals and lack of over-leveraging during the past several years support an active, but more tempered, market environment.

Operating Segments

Management has determined that each of the Company’s offices on a consolidated basis represent individual operating segments with similar economic characteristics that meet the criteria for aggregation into a single reportable segment for financial statement purposes.

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

Selling, general & administrative expenses

The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to non-employee directors, employees and independent contractors (i.e. investment sales and financing professionals) under the 2013 Omnibus Equity Incentive Plan, as amended (“2013 Plan”) and the 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”).

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

Interest Expense

Interest expense primarily consists of interest expense associated with the stock appreciation rights (“SARs”) liability, notes payable to former stockholders and our credit agreement.

Provision for Income Taxes

We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions and other permanent items. Prior to December 31, 2016, windfall benefits, net from shares issued in connection with our 2013 Plan and 2013 ESPP Plan were recorded to additional paid in capital. Effective January 1, 2017, as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), any windfall tax benefits, net are recorded in the Company’s provision for income taxes.

Key Metrics

Transaction Activity by Property Type

We have a long history and significant expertise in our core property types of multifamily, retail, office and industrial. We have expanded our expertise in the specialty property types by hiring and assigning specialty directors to coordinate our national presence in these property types and expand our market share. The following tables set forth the number and sales volume (dollars in billions) of investment sales, financing and other transactions for the three months ended March 31, 2017 compared to the same periods in 2016 by property type:

	Three Months Ended March 31,
	2017		2016		Change
	Number	Volume	Number	Volume	Number	Volume
Core Property Types:
Multifamily	759	$4.0	725	$4.2	34	$(0.2)
Retail	803	2.5	842	2.6	(39)	(0.1)
Office	172	0.6	123	0.5	49	0.1
Industrial	78	0.3	62	0.3	16	—

Total Core Property Types	1,812	$7.4	1,752	$7.6	60	$(0.2)

Specialty Property Types:
Seniors Housing	16	$0.2	16	$0.7	—	$(0.5)
Hospitality	41	0.2	58	0.4	(17)	(0.2)
Self-Storage	44	0.2	52	0.4	(8)	(0.2)
Land	83	0.2	57	0.1	26	0.1
Manufactured Housing	18	0.1	39	0.2	(21)	(0.1)
Mixed - Use / Other	53	0.2	64	0.2	(11)	—

Total Specialty Property Types	255	$1.1	286	$2.0	(31)	$(0.9)

	2,067	$8.5	2,038	$9.6	29	$(1.1)

Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During each of the three months ended March 31, 2017 and 2016, we closed more than 2,000 investment sales, financing and other transactions with total volume of approximately $8.5 billion and $9.6 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Three Months Ended March 31,
Real Estate Brokerage	2017	2016
Average Number of Investment Sales Professionals	1,629	1,477
Average Number of Transactions per Investment Sales Professional	0.91	1.01
Average Commission per Transaction	$94,115	$102,511
Average Commission Rate	2.16%	2.04%
Average Transaction Size (in thousands)	$4,359	$5,020
Total Number of Transactions	1,489	1,499
Total Sales Volume (in millions)	$6,490	$7,526

	Three Months Ended March 31,
Financing	2017	2016
Average Number of Financing Professionals	100	97
Average Number of Transactions per Financing Professional	3.91	3.81
Average Fee per Transaction	$25,714	$23,603
Average Fee Rate	0.86%	0.84%
Average Transaction Size (in thousands)	$2,990	$2,798
Total Number of Transactions	391	370
Total Dollar Volume (in millions)	$1,169	$1,035

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2017 and 2016. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Comparison of Three Months Ended March 31, 2017 and 2016

Below are key operating results for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended March 31,	Percentage of	Three Months Ended March 31,	Percentage of	Change
	2017	Revenue	2016	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$140,137	91.5%	$153,664	93.5%	$(13,527)	(8.8)%
Financing fees	10,054	6.6	8,733	5.3	1,321	15.1
Other revenues	3,021	1.9	1,875	1.2	1,146	61.1

Total revenues	153,212	100.0	164,272	100.0	11,060	(6.7)

Operating expenses:
Cost of services	89,647	58.5	96,153	58.5	(6,506)	(6.8)
Selling, general, and administrative expense	43,220	28.2	42,255	25.7	965	2.3
Depreciation and amortization expense	1,297	0.9	1,006	0.7	291	28.9

Total operating expenses	134,164	87.6	139,414	84.9	(5,250)	(3.8)

Operating income	19,048	12.4	24,858	15.1	(5,810)	(23.4)
Other income (expense), net	836	0.5	230	0.1	606	nm
Interest expense	(382)	(0.2)	(391)	(0.2)	9	(2.3)

Income before provision for income taxes	19,502	12.7	24,697	15.0	(5,195)	(21.0)
Provision for income taxes	7,502	4.9	9,882	6.0	(2,380)	(24.1)

Net income	$12,000	7.8%	$14,815	9.0%	$(2,815)	(19.0)%

Adjusted EBITDA (1)	$22,422	14.6%	$27,167	16.5%	$(4,745)	(17.5)%

Earnings per share:
Basic	$0.31		$0.38
Diluted	$0.31		$0.38
Weighted average common shares outstanding:
Basic	38,948		38,891
Diluted	39,108		38,956

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $153.2 million for the three months ended March 31, 2017 compared to $164.3 million for the same period in 2016, a decrease of $11.1 million, or 6.7%. Total revenues decreased primarily as a result of decrease in real estate brokerage commissions, partially offset by increases in financing fees and other revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions decreased to $140.1 million for the three months ended March 31, 2017 from $153.7 million for the same period in 2016, a decrease of $13.5 million, or 8.8%. The decrease was driven by the decrease in sales volume (13.8%) and to a lesser extent, number of investment sales transactions (0.7%). These decreases were partially offset by an increase in average commission rates (12 basis points) due to a smaller proportion of our transactions that closed in the >$20 million larger transaction market segment, which generate lower commission rates.

Financing fees. Revenues from financing fees increased to $10.1 million for the three months ended March 31, 2017 from $8.7 million for the same period in 2016, an increase of $1.3 million, or 15.1%. The increase was driven by growth in the number of loan transactions (5.7%) due to an increase in the average number of financing professionals (3.1%) combined with an increase in their productivity levels (2.6%), average transaction size (6.9%) and average fee rates (2 basis points).

Other revenues. Other revenues increased to $3.0 million for the three months ended March 31, 2017 from $1.9 million for the same period in 2016, an increase of $1.1 million, or 61.1%. The increase was primarily driven by an increase in consulting and advisory services during the three months ended March 31, 2017 compared to the same period in 2016.

Total operating expenses

Our total operating expenses were $134.2 million for the three months ended March 31, 2017 compared to $139.4 million for the same period in 2016, a decrease of $5.3 million, or 3.8%. The decrease was primarily driven by a 6.8% decrease in cost of services, which are variable commissions paid to the Company’s investment sales professionals and compensation related costs in connection with our financing activities. The decrease in cost of services was partially offset by an increase in selling, general and administrative costs and to a lesser extent depreciation and amortization, as described below.

Cost of services. Cost of services for the three months ended March 31, 2017 decreased $6.5 million, or 6.8% to $89.6 million from $96.2 million for the same period in 2016. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percent of total revenues remained consistent at 58.5% for the three months ended March 31, 2017 compared to the same period in 2016. Traditionally, cost of services as a percent of total revenues is lower during the three-month periods ended March 31 as certain investment professionals may earn additional commissions later in the year after meeting annual revenue thresholds.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2017 increased $1.0 million, or 2.3%, to $43.2 million from $42.3 million for the same period in 2016. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $0.8 million increase in facilities expenses due to expansion of existing offices; (ii) a $0.6 million increase in stock based compensation expense due to fluctuations in our stock price and incremental stock-based awards since first quarter of 2016; (iii) a $0.4 million increase in salaries and related benefits as a result of increases in headcount in corporate and sales office support in connection with our growth and expansion of services supporting our investment sales and financing professionals; and a (iv) a $0.6 million increase in other expense categories, net. These increases were partially offset by a $1.1 million decrease in management performance-related compensation driven by reduced bonus accruals due to our reduced operating results and a $0.3 million decrease in legal costs.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1.3 million for the three months ended March 31, 2017 from $1.0 million for the same period in 2016, an increase of $0.3 million, or 28.9%. The increase is primarily driven by our expansion and growth plans.

Other income (expense), net

Other income (expense), net increased to $0.8 million for the three months ended March 31, 2017 from $0.2 million for the same period in 2016. The increase was primarily driven by an increase in interest income on our investments in marketable securities, available-for-sale, value of our deferred compensation plan assets held in the rabbi trust and realized losses on our investments in marketable securities, available-for-sale from a security sold during the three months ended March 31, 2016. This security no longer met our investment policy criteria.

Interest expense

There were no significant changes in interest expenses for the three months ended March 31, 2017 compared to the same period in 2016.

Provision for income taxes

The provision for income taxes was $7.5 million for the three months ended March 31, 2017 compared to $9.9 million in the same period in 2016, a decrease of $2.4 million, or 24.1%. The effective income tax rate for the three months ended March 31, 2017 was 38.5% compared with 40.0% for the same period in 2016. The decrease in the effective tax rate was primarily due to a lower valuation allowance required for our Canadian operations in 2017 and an increase in discrete tax benefits, including the effect of tax windfalls, net from our 2013 Plan and 2013 ESPP Plan.

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

The provisions for income taxes for the three months ended March 31, 2016 excludes the difference in book and tax deductions associated with the settlement of shares under the Company’s 2013 Plan and certain disqualifying dispositions of shares issued under our 2013 ESPP Plan. Such tax benefits were recorded directly to additional paid-in capital. As a result of the adoption of ASU 2016-09, effective as of January 1, 2017, these differences are included in the provision for income taxes for the three months ended March 31, 2017.

Non-GAAP Financial Measure

In this quarterly report on Form 10-Q, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income and other, including net realized gains (losses) on marketable securities, available-for-sale and cash and cash equivalents, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization and (v) stock-based compensation expense. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles (“U.S. GAAP”). We find Adjusted EBITDA as a useful tool to assist in evaluating performance because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash stock-based compensation charges. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$12,000	$14,815
Adjustments:
Interest income and other (1)	(625)	(252)
Interest expense	382	391
Provision for income taxes	7,502	9,882
Depreciation and amortization	1,297	1,006
Stock-based compensation	1,866	1,325

Adjusted EBITDA (2)	$22,422	$27,167

(1)	Other for the three months ended March 31, 2017 and 2016 includes $7 and $(155), respectively, of net realized gains (losses) on marketable securities, available-for-sale and cash and cash equivalents.
(2)	The decrease in Adjusted EBITDA for the three months ended March 31, 2017 compared to the same period in the prior year is primarily due to lower total revenues and a higher proportion of operating expenses compared to revenues.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, marketable securities, available-for-sale and, if necessary, borrowings under our credit agreement. In order to enhance yield to us, we have invested a portion of our cash in money market funds and in fixed and variable income debt securities, in accordance with our investment policy approved by the board of directors. Certain of our investments in money market funds may not maintain a stable NAV and may impose fees on redemptions and/or gate fees. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash and cash equivalents, proceeds from the sale of marketable securities, available-for-sale or availability under our credit agreement.

Cash held in our Canadian operations aggregated $108,000 and $404,000 at March 31, 2017 and December 31, 2016, respectively.

Cash Flows

Our total cash and cash equivalents balance decreased by $58.3 million to $129.0 million at March 31, 2017, compared to $187.4 million at December 31, 2016. The following table sets forth our summary cash flows for the three months March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(37,086)	$(19,023)
Net cash (used in) provided by investing activities	(19,892)	689
Net cash used in financing activities	(1,361)	(917)

Net decrease in cash and cash equivalents	(58,339)	(19,251)
Cash and cash equivalents at beginning of period	$187,371	$96,185
Cash and cash equivalents at end of period	$129,032	$76,934

Operating Activities

Cash flows used in operating activities were $37.1 million for the three months ended March 31, 2017 compared to $19.0 million for the same period in 2016. Net cash used in operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $18.1 million decrease in cash flows used in operating activities for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to differences in timing of payments and receipts, a reduction in the deferral of certain discretionary commissions, a decrease in bonus accruals related to our reduced operating results and an increase in advances to the Company’s investment sales and financing professionals. Additionally, the Company made distributions of $1.4 million of the SARs liability for the three months ended March 31, 2017 with no such comparable payments during the three months ended March 31, 2016. We traditionally experience net cash used in operating actives during the three-month periods ended March 31 since bonuses and certain deferred commissions related to the prior year(s) are typically paid during the first quarter of the year.

Investing Activities

Cash flows used in investing activities were $19.9 million for the three months ended March 31, 2017 compared to cash flows provided by investing activities of $0.7 million for the same period in 2016. The change in cash flows used in investing activities for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to $18.3 million in net purchases of marketable securities, available-for-sale for the three months ended March 31, 2017 compared to $3.1 million net proceeds of marketable securities, available-for sale for the same period in 2016.

Financing Activities

Cash flows used in financing activities were $1.4 million for the three months ended March 31, 2017 compared to $0.9 million for the same period in 2016. The change in cash flows used in financing activities for the three months ended March 31, 2017 compared to the same period in 2016 was primarily impacted by net changes in stock-based award activity and taxes paid related to net share settlement of stock-based awards. See Note 9 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.

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

Contractual Obligations and Commitments

There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 other than an increase of operating lease obligations of approximately $10.0 million due to new or extended leases.

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

Critical Accounting Policies; Use of Estimates

We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no material changes in our critical accounting policies, as disclosed in in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 1 – “Description of business, basis of presentation and recent accounting pronouncements” of our Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities and asset backed securities. As of March 31, 2017, the fair value of investments in marketable securities, available-for-sale was $123.4 million. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to maturity, we may choose to sell any of the securities based on market opportunities to enhance our overall yield or maintain compliance with our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments, with a weighted average rating (exclusive of cash and cash equivalents) of AA as of March 31, 2017. Maturities are maintained consistent with our short, medium and long-term liquidity objectives.

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

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$4,265
1% Decrease	$2,490
1% Increase	$(2,492)
2% Increase	$(4,984)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in claims and legal actions arising in the ordinary course of our business some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. Such litigation and other proceedings may include, but are not limited to, actions relating to commercial relationships, standard brokerage disputes like the alleged failure to disclose physical or environmental defects or property expenses or contracts, the alleged inadequate disclosure of matters relating to the transaction like the relationships among the parties to the transaction, potential claims or losses pertaining to the asset, vicarious liability based upon conduct of individuals or entities outside of our control, general fraud claims, conflicts of interest claims, employment law claims, including claims challenging the classification of our investment sales professionals as independent contractors, claims alleging violations of state consumer fraud statutes and intellectual property. While the ultimate liability for these legal proceeding cannot be determined, the Company reviews the need for its accrual for loss contingencies quarterly and records an accrual for litigation related losses where the likelihood of loss is both probable and estimable. We do not believe, based on information currently available to us, that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

For information on our legal proceedings, see Note 12 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Marcus & Millichap, Inc.

Date:	May 10, 2017	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2017	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.24*	Retirement Agreement and Release of All Claims between the Company and Gene A. Berman dated as of January 25, 2017

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.