Form 10-Q
period 2017-06-30
Marcus & Millichap, Inc.
filed 2017-08-09
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of August 3, 2017 was 38,117,290 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$163,830	$187,371
Commissions receivable	4,853	4,809
Prepaid expenses	6,950	8,094
Income tax receivable	—	1,182
Marketable securities, available-for-sale	72,333	27,454
Other assets, net	4,354	5,102

Total current assets	252,320	234,012
Prepaid rent	15,088	13,285
Property and equipment, net	17,074	16,355
Marketable securities, available-for-sale	51,325	77,475
Assets held in rabbi trust	8,380	7,337
Deferred tax assets, net	34,289	35,571
Other assets	21,470	9,981

Total assets	$399,946	$394,016

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,098	$10,133
Notes payable to former stockholders	1,035	986
Deferred compensation and commissions	30,449	44,754
Income tax payable	2,914	—
Accrued bonuses and other employee related expenses	14,642	22,303

Total current liabilities	58,138	78,176
Deferred compensation and commissions	40,123	44,455
Notes payable to former stockholders	7,651	8,686
Deferred rent and other liabilities	4,411	3,845

Total liabilities	110,323	135,162

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,117,290 and 37,882,266 at June 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	88,501	85,445
Stock notes receivable from employees	(4)	(4)
Retained earnings	200,116	172,599
Accumulated other comprehensive income	1,006	810

Total stockholders’ equity	289,623	258,854

Total liabilities and stockholders’ equity	$399,946	$394,016

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Real estate brokerage commissions	$162,575	$170,118	$302,712	$323,782
Financing fees	12,709	10,726	22,763	19,459
Other revenues	5,087	2,543	8,108	4,418

Total revenues	180,371	183,387	333,583	347,659

Operating expenses:
Cost of services	110,377	113,126	200,024	209,279
Selling, general and administrative expense	43,693	40,420	86,913	82,675
Depreciation and amortization expense	1,303	1,009	2,600	2,015

Total operating expenses	155,373	154,555	289,537	293,969

Operating income	24,998	28,832	44,046	53,690
Other income (expense), net	997	618	1,833	848
Interest expense	(374)	(384)	(756)	(775)

Income before provision for income taxes	25,621	29,066	45,123	53,763
Provision for income taxes	10,052	11,542	17,554	21,424

Net income	15,569	17,524	27,569	32,339
Other comprehensive income:
Unrealized gains on marketable securities, net of tax of $111, $271, $176 and $721 for the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016, respectively	174	426	221	1,106
Foreign currency translation (loss) gain, net of tax of $0 for each of the three months ended June 30, 2017 and 2016 and each of the six months ended June 30, 2017 and 2016	(23)	(12)	(25)	35

Total other comprehensive income	151	414	196	1,141

Comprehensive income	$15,720	$17,938	$27,765	$33,480

Earnings per share:
Basic	$0.40	$0.45	$0.71	$0.83
Diluted	$0.40	$0.45	$0.70	$0.83
Weighted average common shares outstanding:
Basic	39,002	38,918	38,976	38,905
Diluted	39,132	39,054	39,118	39,008

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings		Total
	Shares	Amount	Shares	Amount				Accumulated Other Comprehensive Income
Balance as of December 31, 2016	—	$—	37,882,266	$4	$85,445	$(4)	$172,599	$810	$258,854

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	85	—	(52)	—	33

Balance at January 1, 2017, as adjusted	—	—	37,882,266	4	85,530	(4)	172,547	810	258,887
Net and comprehensive income	—	—	—	—	—	—	27,569	196	27,765

Stock-based award activity
Stock-based compensation	—	—	—	—	3,981	—	—	—	3,981
Shares issued pursuant to employee stock purchase plan	—	—	18,155	—	392	—	—	—	392
Issuance of common stock for unvested restricted stock awards	—	—	13,986	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	255,709	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(52,826)	—	(1,402)	—	—	—	(1,402)

Balance as of June 30, 2017	—	$—	38,117,290	$4	$88,501	$(4)	$200,116	$1,006	$289,623

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$27,569	$32,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,600	2,015
(Recovery) provision for bad debt expense	(54)	3
Stock-based compensation	3,981	3,100
Deferred taxes, net	1,139	661
Net realized (gains) losses on marketable securities, available-for-sale	(1)	135
Tax benefit from stock-based award activity	—	171
Excess tax benefit from stock-based award activity	—	(171)
Other non-cash items	37	243
Changes in operating assets and liabilities:
Commissions receivable	(44)	(1,207)
Prepaid expenses	1,144	2,068
Prepaid rent	(1,803)	(2,408)
Asset held in rabbi trust	(700)	(1,263)
Other assets	(10,625)	(216)
Accounts payable and accrued expenses	(989)	(1,533)
Income tax receivable/payable	4,096	9,352
Accrued bonuses and other employee related expenses	(7,418)	(15,653)
Deferred compensation and commissions	(19,036)	(15,837)
Deferred rent obligation and other liabilities	566	461

Net cash provided by operating activities	462	12,260
Cash flows from investing activities
Purchases of marketable securities, available-for-sale	(25,510)	(60,839)
Proceeds from sales and maturities of marketable securities, available-for-sale	7,215	50,847
Issuances of employee notes receivable	(344)	(307)
Payments received on employee notes receivable	6	2
Proceeds from sale of property and equipment	10	15
Purchase of property and equipment	(3,384)	(4,252)

Net cash used in investing activities	(22,007)	(14,534)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(1,402)	(1,109)
Proceeds from issuance of shares pursuant to employee stock purchase plan	392	402
Principal payments on notes payable to former stockholders	(986)	(938)
Excess tax benefit from stock-based award activity	—	171

Net cash used in financing activities	(1,996)	(1,474)

Net decrease in cash and cash equivalents	(23,541)	(3,748)
Cash and cash equivalents at beginning of period	187,371	96,185

Cash and cash equivalents at end of period	$163,830	$92,437

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information
Interest paid during the period	$1,881	$563

Income taxes paid, net	$12,318	$11,240

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$243	$198

Change in property and equipment included in accounts payable and accrued expenses	$(46)	$741

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business, basis of presentation and recent accounting pronouncements

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of June 30, 2017, MMI operates 80 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

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

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed on March 16, 2017 with the SEC. The results of the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017, or for other interim periods or future years.

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

The Company derives its revenues from a broad range of real estate investors, owners and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and six months ended June 30, 2017 and 2016, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.

For the three and six months ended June 30, 2017 and 2016, the Company’s Canadian operations represented less than 1% of total revenues.

For the three months ended June 30, 2017, one office represented 10% or more of total revenues. For the three months ended June 30, 2016 and six months ended June 30, 2017 and 2016, no office represented 10% or more of total revenues.

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

As a result of the adoption, in periods subsequent to December 31, 2016, windfall tax benefits, net are recorded as a discrete item in the Company’s provision for income taxes. See “Note 10 – “Income Taxes” for additional information. Prior to the adoption, any windfall tax benefits, net were recorded in additional paid in capital. Additionally, in periods subsequent to December 31, 2016, excess tax benefits for share-based payments were included in cash flows from operating activities rather than cash flows from financing activities. Further, the Company changed its accounting for forfeitures from estimating awards that are not expected to vest to recording forfeitures when they actually occur. The cumulative effect adjustment as of January 1, 2017 related to forfeitures was a charge to retained earnings of approximately $52,000 (net of tax) and is expected to have a minor impact on the timing of stock based compensation subsequent to January 1, 2017. See Note 9 – “Stock-Based Compensation Plans” for additional information.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company is still evaluating the impact of the new standard. The Company will be required to adopt the new standard in 2019, and the Company’s condensed consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases. As of June 30, 2017, the Company has remaining contractual obligations for operating leases (autos and office), which aggregate approximately $82.8 million. Accordingly, we anticipate that the adoption of the new standard will have a material impact on the Company’s condensed consolidated balance sheet. The amount of which and the potential impact on the condensed consolidated statements of net and comprehensive income and condensed consolidated statements of cash flows has yet to be determined.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2020. Under ASU 2016-13, the Company will be required to use an expected-loss model for its marketable securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At June 30, 2017, the Company had $123.7 million in marketable securities, available for sale which would be subject to this new standard. As of June 30, 2017, these marketable securities, available for sale have an average credit rating of AA and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments.

2.	Property and Equipment

Property and equipment, net consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Computer software and hardware equipment	$15,968	$14,583
Furniture, fixtures, and equipment	20,873	20,066
Less: accumulated depreciation and amortization	(19,767)	(18,294)

	$17,074	$16,355

During the six months ended June 30, 2017 and 2016, the Company wrote off approximately $1.1 million and $1.5 million, respectively, of fully depreciated computer software and hardware and furniture, fixtures and equipment.

3.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current		Non-Current
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Due from independent contractors, net (1) (2)	$1,585	$2,231	$20,028	$8,702
Security deposits	—	—	1,134	1,059
Employee notes receivable (3)	273	314	246	132
Customer trust accounts and other	2,496	2,557	62	88

	$4,354	$5,102	$21,470	$9,981

(1)	Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years.
(2)	Includes allowance for doubtful accounts related to current receivables of $249 and $313 as of June 30, 2017 and December 31, 2016, respectively. The Company recorded a (recovery) provision for bad debt expense of $(10) and $(13) and wrote off $(6) and $11 of these receivables for the three months ended June 30, 2017 and 2016, respectively. The Company recorded a (recovery) provision for bad debt expense of $(54) and $3 and wrote off $10 and $65 of these receivables for the six months ended June 30, 2017 and 2016, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.
(3)	See Note 6 – “Related-Party Transactions” for additional information.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016
Stock appreciation rights (“SARs”) liability (1)	$1,734	$1,366	$19,681	$20,949
Commissions payable to investment sales and financing professionals	27,802	42,781	12,917	17,101
Deferred compensation liability (1)	913	607	7,525	6,405

	$30,449	$44,754	$40,123	$44,455

(1)	The SARs and deferred compensation liability become subject to payout as a result of a participant no longer being considered as an employee service provider. As a result of the retirement of certain participants, estimated amounts to be paid to the participants within the next twelve months have been classified as current.

SARs Liability

Prior to the IPO, certain employees of the Company were granted SARs under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen as of March 31, 2013, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in ten annual installments in January of each year upon retirement or termination from service. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rates at January 1, 2017 and 2016 were 4.446% and 4.273%, respectively. MMI recorded interest expense related to this liability of $233,000 and $228,000 for the three months ended June 30, 2017 and 2016, respectively and $466,000 and $457,000 for the six months ended June 30, 2017 and 2016, respectively.

Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the six months ended June 30, 2017, the Company made total payments (consisting of accumulated interest) of $1.4 million classified as an operating cash flow in the deferred compensation and commissions caption in the accompanying condensed consolidated statements of cash flow.

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

Deferred Compensation Liability

A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the six months ended June 30, 2017, the Company made total payments to participants of $74,000.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Increase in the carrying value of the assets held in the rabbi trust (1)	$170	$150	$369	$184

Increase in the net carrying value of the deferred compensation obligation (2)	$188	$151	$399	$188

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

4.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$59,044	$—	$(141)	$58,903	$24,987	$—	$(30)	$24,957
U.S. government sponsored entities	7,016	—	(12)	7,004	2,497	—	—	2,497
Corporate debt securities	6,428	—	(2)	6,426	—	—	—	—

	$72,488	$—	$(155)	$72,333	$27,484	$—	$(30)	$27,454

Long-term investments:
U.S. treasuries	$16,338	$11	$(114)	$16,235	$40,865	$—	$(229)	$40,636
U.S. government sponsored entities	5,454	—	(52)	5,402	12,618	—	(58)	12,560
Corporate debt securities	22,531	291	(48)	22,774	17,841	74	(165)	17,750
Asset-backed securities and other	6,891	36	(13)	6,914	6,557	18	(46)	6,529

	$51,214	$338	$(227)	$51,325	$77,881	$92	$(498)	$77,475

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	June 30, 2017		December 31, 2016
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Less than 12 months	$(370)	$93,711	$(491)	$86,105

12 months or longer	$(12)	$697	$(37)	$721

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross realized gains (1)	$1	$20	$1	$20

Gross realized losses (1)	$—	$—	$—	$(155)

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined on the specific identification method.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipated capital requirements, anticipated credit deterioration, duration management or when a security no longer meets the criteria of the Company’s investment policy.

As of June 30, 2017, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis.

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$72,488	$72,333	$27,484	$27,454
Due after one year through five years	29,593	29,561	57,309	57,144
Due after five years through ten years	15,525	15,644	14,992	14,841
Due after ten years	6,096	6,120	5,580	5,490

	$123,702	$123,658	$105,365	$104,929

Weighted average contractual maturity	2.9 years		3.5 years

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

5.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by the former stockholders (“the Notes”). Such notes had been previously assumed by MMC, and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments with a final principal payment due during the second quarter of 2020. During each of the six months ended June 30, 2017 and 2016, the Company made total payments on the Notes of $1.5 million, including principal and interest.

Accrued interest included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets pertaining to the Notes consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued interest	$86	$337

Interest expense pertaining to the Notes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense	$113	$126	$235	$259

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC whereby the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company acquires the services separately. During the three months ended June 30, 2017 and 2016, the Company incurred net costs of $43,000 and $54,000 under the TSA, respectively. During the six months ended June 30, 2017 and 2016, the Company incurred net costs of $125,000 and $124,000 under TSA, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended June 30, 2017 and 2016, the Company generated real estate brokerage commissions and financing fees of $120,000 and $793,000, respectively, from subsidiaries of MMC. The Company incurred cost of services of $65,000 and $476,000, respectively, related to these revenues. For the six months ended June 30, 2017 and 2016, the Company generated real estate brokerage commissions and financing fees of $323,000 and $2.4 million, respectively, from subsidiaries of MMC. The Company incurred cost of services of $187,000 and $1.4 million, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single story office building located in Palo Alto, California, which expires on May 31, 2022. Rent expense for this lease aggregated $253,000 for each of the three months ended June 30, 2017 and 2016. Rent expense for this lease aggregated $506,000 for each of the six months ended June 30, 2017 and 2016. Rent expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Accounts Payable and Accrued Expenses with MMC

As of June 30, 2017 and December 31, 2016, accounts payable and accrued expenses with MMC totaling $92,000 and $303,000, respectively, remain unpaid and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Other

The Company makes advances to non-executive employees from time-to-time. At June 30, 2017 and December 31, 2016, the aggregate principal amount for employee notes receivable was $519,000 and $446,000, respectively, which is included in other assets, net current and other assets non-current captions in the accompanying condensed consolidated balance sheets.

As of June 30, 2017, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned approximately 53% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation.

7.	Fair Value Measurements

U.S. GAAP defines the fair value of a financial instrument as the amount that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. The Company is responsible for the determination of the value of the investment carried at fair value and the supporting methodologies and assumptions. The Company uses various pricing sources to validate the values utilized.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Assets carried at fair value are categorized into one of the three categories described above and consisted of the following (in thousands):

	June 30, 2017				December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets held in rabbi trust	$8,380	$—	$8,380	$—	$7,337	$—	$7,337	$—

Cash equivalents (1):
Commercial paper	$13,936	$—	$13,936	$—	$9,987	$—	$9,987	$—
Money market funds	124,502	124,502	—	—	142,503	142,503	—	—

	$138,438	$124,502	$13,936	$—	$152,490	$142,503	$9,987	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. treasuries	$58,903	$58,903	$—	$—	$24,957	$24,957	$—	$—
U.S. government sponsored entities	7,004	—	7,004	—	2,497	—	2,497	—
Corporate debt securities	6,426	—	6,426	—	—	—	—	—

	$72,333	$58,903	$13,430	$—	$27,454	$24,957	$2,497	$—

Long-term investments:
U.S. treasuries	$16,235	$16,235	$—	$—	$40,636	$40,636	$—	$—
U.S. government sponsored entities	5,402	—	5,402	—	12,560	—	12,560	—
Corporate debt securities	22,774	—	22,774	—	17,750	—	17,750	—
Asset-backed securities and other	6,914	—	6,914	—	6,529	—	6,529	—

	$51,325	$16,235	$35,090	$—	$77,475	$40,636	$36,839	$—

(1)	Included in cash and cash equivalents.

There were no transfers in or out of Level 1 and Level 2 during the three and six months ended June 30, 2017.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities not Measured at Fair Value

The Company’s cash held in financial institutions, commissions receivable, amounts due from employees and investment sales and financing professionals (included in other assets, net current and other assets non-current captions), accounts payable and accrued expenses and commissions payable (included in deferred compensation and commissions current and deferred compensation and commissions non-current captions) are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms which approximate current market rates, or for money market funds, quoted market rates, and are considered to be in the Level 1 classification.

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

8.	Stockholders’ Equity

Common Stock

As of June 30, 2017 and December 31, 2016, there were 38,117,290 and 37,882,266 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee directors, respectively. See Note 11 – “Earnings per Share” for additional information.

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At June 30, 2017 and December 31, 2016, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2017, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and (losses) of available-for- sale securities	Foreign currency translation (2)	Total
Beginning balance, December 31, 2016	$(255)	$1,065	$810
Other comprehensive income (loss) before reclassifications	221	(25)	196
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	—	—

Net current-period other comprehensive income (loss)	221	(25)	196

Ending balance, June 30, 2017	$(34)	$1,040	$1,006

(1)	Included as a component of other income (expense), net in the condensed consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
(2)	The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

9.	Stock-Based Compensation Plans

2013 Omnibus Equity Incentive Plan

The board of directors adopted the 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors approved an amendment to the 2013 Plan, which was approved by the shareholders in May 2017. Grants are made from time to time by the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were initially reserved for the issuance of awards. Pursuant to the automatic increase previously provided for in the 2013 Plan, the board of directors have approved share reserve increases aggregating 3,300,000. At June 30, 2017, there were 5,513,460 shares available for future grants under the Plan.

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

During the six months ended June 30, 2017, 250,551 shares of RSUs vested of which 255,709 shares of common stock were delivered and 52,826 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

During the six months ended June 30, 2017, as a result of the adoption of ASU 2016-09, any windfall tax benefits, net were recorded as a discrete item in the Company’s provision for income taxes. During the year ended December 31, 2016, the Company recorded windfall tax benefits, net in the amount of $2.7 million, including $171,000 recorded during the six months ended June 30, 2016 resulting from settlement of stock-based award activity. For the year ended December 31, 2016, such windfall tax benefits, net were excluded from the provision for income taxes and included as a component of additional paid-in capital when the awards were settled. See “Note 10 – “Income Taxes” for additional information.

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2016	29,112	566,480	454,838	1,050,430	$22.38

Granted
February 2017	—	139,013	7,272	146,285
May 2017	13,986	8,156	11,652	33,794

Total granted	13,986	147,169	18,924	180,079	27.17
Vested	(15,918)	(134,347)	(116,204)	(266,469)	20.00
Transferred	—	(24,302)	24,302	—	26.63
Forfeited/canceled	—	(19,414)	—	(19,414)	23.79

Nonvested shares at June 30, 2017 (1)	27,180	535,586	381,860	944,626	$23.93

Unrecognized stock-based compensation expense as of June 30, 2017 (2)	$663	$12,183	$7,927	$20,773

Weighted average remaining vesting period (years) as of June 30, 2017	2.20	3.46	2.50	3.05

(1)	Nonvested RSU’s will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.05 years.

As of June 30, 2017, 930,419 fully vested deferred stock units (“DSUs”) remained outstanding. See “Amendments to Restricted Stock and SARs” section below and Note 11 – “Earnings Per Share” for additional information. Future share settlements of DSUs by year consisted of the following:

June 30, 2017
2017	351,801
2018	351,796
2021	60,373
2022	166,449

930,419

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The ESPP Plan initially had 366,667 shares of common stock reserved and 258,949 shares of common stock remain available for issuance at June 30, 2017. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the board. Pursuant to the provisions of the ESPP Plan, the board of directors determined a share reserve increase was not required in the prior years. At June 30, 2017, total unrecognized compensation cost related to the ESPP Plan was $47,000 and is expected to be recognized over a weighted average period of 0.38 years.

Amendments to Restricted Stock and SARs

Restricted Stock

In connection with the IPO, the formula settlement value of all outstanding shares of stock held by the plan participants was removed, and all such shares of stock are subject to sales restrictions that lapse at a rate of 20% per year for five years if the participant remains employed by the Company. In the event of death or termination of employment after reaching the age of 67, 100% of the shares of stock will be released from the resale restriction. Further, 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company. Of the original 3,689,326 shares subject to resale restriction, 1,475,730 shares remain subject to sales restriction at June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Employee stock purchase plan	$29	$60	$75	$108
RSAs – non-employee directors	90	109	179	198
RSUs – employees	952	818	1,866	1,476
RSUs – independent contractors (1)	1,044	788	1,861	1,318

	$2,115	$1,775	$3,981	$3,100

Common stock price at beginning of period	$24.58	$25.39	$26.72	$29.14
Common stock price at end of period	$26.36	$25.41	$26.36	$25.41
Increase (decrease) in stock price	$1.78	$0.02	$(0.36)	$(3.73)

(1)	The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered non-employees under the accounting standards. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement. Stock-based compensation expense is therefore impacted by the changes in the Company’s common stock price during each reporting period.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2017 was 39.2% and 38.9%, compared to 39.7% and 39.8% for the three and six months ended June 30, 2016. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any.

The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate of 35% to income before provision for income taxes and consisted of the following (in thousands):

	Three Months Ended June 30,
	2017		2016
	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate of 35%	$8,967	35.0%	$10,173	35.0%
State income tax expense, net of federal benefit	973	3.8%	1,153	4.0%
Foreign rate differential	25	0.1%	48	0.2%
Change in valuation allowance	62	0.2%	120	0.4%
Other	25	0.1%	48	0.1%

	$10,052	39.2%	$11,542	39.7%

	Six Months Ended June 30,
	2017		2016
	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate of 35%	$15,793	35.0%	$18,817	35.0%
State income tax expense, net of federal benefit	1,741	3.9%	2,139	4.0%
Foreign rate differential	47	0.1%	107	0.2%
Windfall tax benefits, net related to stock-based compensation	(156)	(0.4)%	—	—
Change in valuation allowance	116	0.3%	266	0.5%
Other	13	—	95	0.1%

	$17,554	38.9%	$21,424	39.8%

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Earnings per Share

Basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator (Basic and Diluted):
Net income	$15,569	$17,524	$27,569	$32,339

Denominator:
Basic
Weighted average common shares issued and outstanding	38,100	37,591	38,075	37,576
Deduct: Unvested RSAs (1)	(28)	(38)	(29)	(36)
Add: Fully vested DSUs (2)	930	1,365	930	1,365

Weighted Average Common Shares Outstanding	39,002	38,918	38,976	38,905

Basic earnings per common share	$0.40	$0.45	$0.71	$0.83

Diluted
Weighted Average Common Shares Outstanding from above	39,002	38,918	38,976	38,905
Add: Dilutive effect of RSUs, RSAs & ESPP	130	136	142	103

Weighted Average Common Shares Outstanding	39,132	39,054	39,118	39,008

Diluted earnings per common share	$0.40	$0.45	$0.70	$0.83

Antidilutive shares excluded from diluted earnings per common share (3)	317	244	324	449

(1)	RSAs were issued and outstanding to the non-employee directors and have a three year vesting term subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(3)	Primarily pertaining to RSU grants to the Company’s employees and independent contractors.

12.	Commitments and Contingencies

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

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at June 30, 2017. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio. In connection with executing the Credit Agreement, as amended the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $28,000 and $29,000 during the three months ended June 30, 2017 and 2016, respectively and $55,000 and $59,000 during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, there were no amounts outstanding under the Credit Agreement.

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end both on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of June 30, 2017, the Company was in compliance with all financial and non-financial covenants.

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

Other

In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to its investment sales and financing professionals upon reaching certain performance goals. Such commitments as of June 30, 2017 aggregated $1.7 million.

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

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 16, 2017, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years.

As of June 30, 2017, we had 1,749 investment sales and financing professionals that are primarily exclusive independent contractors operating in 80 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three and six months ended June 30, 2017, we closed 2,191 and 4,258 investment sales, financing and other transactions with total volume of approximately $11.3 billion and $19.8 billion, respectively. During the year ended December 31, 2016, we closed 8,995 sales, financing and other transactions with total volume of approximately $42.3 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For the three months ended June 30, 2017, approximately 90% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 3% from other revenues, including consulting and advisory services. For the six months ended June 30, 2017, approximately 91% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 2% from other revenues, including consulting and advisory services. During the year ended December 31, 2016, approximately 92% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 2% from other revenues, including consulting and advisory services.

We divide commercial real estate into four major market segments, characterized by price:

•	Properties with prices less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.

Our strength is in serving private clients in the $1-$10 million private client market segment, which contributed approximately 69% and 66% of our real estate brokerage commissions during the three months ended June 30, 2017 and 2016, respectively and approximately 70% and 67% of our real estate brokerage commissions during the six months ended June 30, 2017 and 2016, respectively. The following tables set forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended June 30
	2017			2016			Change
	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
Real Estate Brokerage		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	261	$164	$7,084	284	$182	$7,935	(23)	$(18)	$(851)
Private client market ($1 - $10 million)	1,225	3,880	112,468	1,216	3,759	112,578	9	121	(110)
Middle market (≥$10 - $20 million)	76	1,015	20,388	101	1,364	22,739	(25)	(349)	(2,351)
Larger transaction market (≥$20 million)	62	2,215	22,635	74	3,235	26,866	(12)	(1,020)	(4,231)

	1,624	$7,274	$162,575	1,675	$8,540	$170,118	(51)	$(1,266)	$(7,543)

	Six Months Ended June 30,
	2017			2016			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	503	$306	$13,078	537	$341	$14,526	(34)	$(35)	$(1,448)
Private client market ($1 - $10 million)	2,346	7,278	212,218	2,328	7,344	217,047	18	(66)	(4,829)
Middle market (≥$10 - $20 million)	164	2,217	39,542	174	2,366	39,792	(10)	(149)	(250)
Larger transaction market (≥$20 million)	100	3,963	37,874	135	6,014	52,417	(35)	(2,051)	(14,543)

	3,113	$13,764	$302,712	3,174	$16,065	$323,782	(61)	$(2,301)	$(21,070)

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

The Economy

Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or a negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, construction and vacancies can have a positive or a negative impact on our business. Overall market conditions can have an effect on investor sentiment and, ultimately, the demand for our services from investors in real estate. Our national footprint allows us to support our clients in balancing the opportunities and risks of changing regional economic conditions. We believe the U.S. economy remains durable, given the moderate economic gains through the first half of 2017. Job creation through the first six months in 2017 was on-par with the same period in 2016, and unemployment has tightened, supporting moderate wage growth. We believe sentiment about economic expansion in 2017 remains elevated, but has begun to trickle lower amid uncertainty surrounding fiscal policy, taxes, deregulation and other initiatives by the Trump administration that continue to weigh on sentiment.

Commercial Real Estate Supply and Demand

Our business is dependent on the willingness of investors to invest in or sell commercial real estate, which is affected by factors beyond our control. These factors include the supply of commercial real estate coupled with user demand for these properties and the performance of real estate assets when compared with other investments alternatives, such as stocks and bonds. Despite the generally moderate pace of economic growth over the past eight years, we believe commercial real estate offers a compelling option for investors, as real estate fundamentals generally remain balanced. The slow-but-steady economic gains have generated demand while keeping construction levels limited for most property types on a national scale, although construction has begun to elevate for some property types in certain metropolitan areas. We believe the maturing cycle, combined with the current uncertainty around forecasted growth, inflation trends and interest rates have caused investors and lenders to assume more cautious underwriting assumptions resulting in a slowdown in sales. Furthermore, many investors are delaying transactions in anticipation of more clarity regarding tax reform, regulatory easing and economic initiatives. We believe a boost to investor sentiment is possible with clarity on government policies and growth initiatives. We believe that these factors should continue to support long-term commercial real estate investor demand and therefore, demand for our brokerage and financing services.

Capital Markets

Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt and, as a result, credit and liquidity impact transaction activity and prices. Changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether increase or decrease, could adversely or positively affect the operations and income potential of commercial real estate properties. These changes also influence the demand of investors for commercial real estate investments. We believe indications from the U.S. Federal Reserve of future interest rate increases, the uncertainty as to the impact of new fiscal policies and the volatility in longer term interest rates has created a short-term headwind for real estate transactions. We continue to see disciplined underwriting from lenders as well as ample liquidity in the market. However, we have seen transactions taking longer to close since late 2016, with buyers exhibiting increased caution in their acquisition process.

Investment Activity

We rely on investors to buy and sell properties in order to generate commissions. Investors’ desires to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning. We believe that we are in a maturing real estate cycle. Through the first half of 2017, the sales transaction market has continued to step-down from peak levels set in 2015. The combination of interest rate volatility together with uncertainty surrounding the Trump administration’s tax reform, regulatory easing and infrastructure initiatives have caused a portion of the active investors to assume a more wait-and-see attitude toward investment decisions. Once additional clarity regarding these policies emerges, we believe investors will begin to revive their activity levels based on their ability to better understand the market for commercial real estate. We believe that the healthy property fundamentals and lack of over-leveraging during the past several years support an active, but more tempered, market environment.

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

Our business is transaction oriented and, as such, we rely on investment sales and financing professionals to continually develop leads, identify properties to sell, market those properties and close the sale timely to generate a consistent flow of revenue. While our sales volume is impacted by seasonality factors, the timing of closings is also dependent on many market and personal factors unique to a particular client or transaction, particularly clients transacting in the $1-$10 million private client market segment. These factors can cause transactions to be accelerated or delayed beyond our control. Further, commission rates earned are generally inversely related to the value of the property sold. As a result of our expansion into the middle and larger transaction market segments, we have seen our overall commission rates fluctuate from period-to-period as a result of changes in the relative mix of the number and volume of transactions closed in the middle and larger transaction market segments as compared to the $1-$10 million private client market segment. These factors may result in period-to-period variations in our revenues that differ from historical patterns.

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

Key Metrics

Transaction Activity by Property Type

We have a long history and significant expertise in our core property types of multifamily, retail, office and industrial. We have expanded our expertise in the specialty property types by hiring and assigning specialty directors to coordinate our national presence in these property types and expand our market share. The following tables set forth the number and sales volume (dollars in billions) of investment sales, financing and other transactions for the three and six months ended June 30, 2017 compared to the same periods in 2016 by property type:

	Three Months Ended June 30,
	2017		2016		Change
	Number	Volume	Number	Volume	Number	Volume
Core Property Types:
Multifamily	818	$6.0	837	$5.3	(19)	$0.7
Retail	882	3.3	904	3.1	(22)	0.2
Office	158	0.7	155	0.6	3	0.1
Industrial	81	0.3	60	0.2	21	0.1

Total Core Property Types	1,939	$10.3	1,956	$9.2	(17)	$1.1

Specialty Property Types:
Hospitality	61	$0.3	67	$0.3	(6)	$—
Self-Storage	51	0.3	41	0.2	10	0.1
Land	57	0.1	23	0.1	34	—
Manufactured Housing	21	0.1	65	0.2	(44)	(0.1)
Seniors Housing	7	0.1	15	0.2	(8)	(0.1)
Mixed - Use / Other	55	0.1	90	0.4	(35)	(0.3)

Total Specialty Property Types	252	$1.0	301	$1.4	(49)	$(0.4)

	2,191	$11.3	2,257	$10.6	(66)	$0.7

	Six Months Ended June 30,
	2017		2016		Change
	Number	Volume	Number	Volume	Number	Volume
Core Property Types:
Multifamily	1,577	$10.0	1,562	$9.6	15	$0.4
Retail	1,685	5.8	1,746	5.8	(61)	—
Office	330	1.3	278	1.1	52	0.2
Industrial	159	0.6	122	0.4	37	0.2

Total Core Property Types	3,751	$17.7	3,708	$16.9	43	$0.8

Specialty Property Types:
Hospitality	102	$0.5	125	$0.7	(23)	$(0.2)
Self-Storage	95	0.5	93	0.6	2	(0.1)
Land	140	0.3	122	0.4	18	(0.1)
Seniors Housing	23	0.3	31	0.9	(8)	(0.6)
Manufactured Housing	39	0.2	62	0.2	(23)	—
Mixed - Use / Other	108	0.3	154	0.6	(46)	(0.3)

Total Specialty Property Types	507	$2.1	587	$3.4	(80)	$(1.3)

	4,258	$19.8	4,295	$20.3	(37)	$(0.5)

Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the three months ended June 30, 2017 and 2016, we closed more than 2,100 and 2,200 investment sales, financing and other transactions with total volume of approximately $11.3 billion and $10.6 billion, respectively. During each of the six months ended June 30, 2017 and 2016, we closed more than 4,200 investment sales, financing and other transactions with total volume of approximately $19.8 billion and $20.3 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Brokerage	2017	2016	2017	2016
Average Number of Investment Sales Professionals	1,627	1,496	1,628	1,487
Average Number of Transactions per Investment Sales Professional	1.00	1.12	1.91	2.13
Average Commission per Transaction	$100,108	$101,563	$97,241	$102,011
Average Commission Rate	2.24%	1.99%	2.20%	2.02%
Average Transaction Size (in thousands)	$4,479	$5,098	$4,421	$5,061
Total Number of Transactions	1,624	1,675	3,113	3,174
Total Sales Volume (in millions)	$7,274	$8,540	$13,764	$16,065

	Three Months Ended June 30,		Six Months Ended June 30,
Financing	2017	2016	2017	2016
Average Number of Financing Professionals	94	97	97	97
Average Number of Transactions per Financing Professional	4.34	4.18	8.24	7.99
Average Fee per Transaction	$31,150	$26,484	$28,489	$25,108
Average Fee Rate	0.92%	0.79%	0.89%	0.81%
Average Transaction Size (in thousands)	$3,400	$3,367	$3,199	$3,095
Total Number of Transactions	408	405	799	775
Total Sales Volume (in millions)	$1,387	$1,363	$2,556	$2,399

Results of Operations

Following is a discussion of our results of operations for the three months ended June 30, 2017 and 2016. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Comparison of Three Months Ended June 30, 2017 and 2016

Below are key operating results for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended June 30,	Percentage of	Three Months Ended June 30,	Percentage of	Change
	2017	Revenue	2016	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$162,575	90.1%	$170,118	92.8%	$(7,543)	(4.4)%
Financing fees	12,709	7.0	10,726	5.8	1,983	18.5
Other revenues	5,087	2.9	2,543	1.4	2,544	100%

Total revenues	180,371	100.0	183,387	100.0	(3,016)	(1.6)

Operating expenses:
Cost of services	110,377	61.2	113,126	61.7	(2,749)	(2.4)
Selling, general, and administrative expense	43,693	24.2	40,420	22.0	3,273	8.1
Depreciation and amortization expense	1,303	0.7	1,009	0.6	294	29.1

Total operating expenses	155,373	86.1	154,555	84.3	818	0.5

Operating income	24,998	13.9	28,832	15.7	(3,834)	(13.3)
Other income (expense), net	997	0.6	618	0.3	379	61.3
Interest expense	(374)	(0.3)	(384)	(0.2)	10	(2.6)

Income before provision for income taxes	25,621	14.2	29,066	15.8	(3,445)	(11.9)
Provision for income taxes	10,052	5.6	11,542	6.2	(1,490)	(12.9)

Net income	$15,569	8.6%	17,524	9.6%	$(1,955)	(11.2)%

Adjusted EBITDA (1)	$28,668	15.9%	$31,755	17.3%	$(3,087)	(9.7)%

Earnings per share:
Basic	$0.40		$0.45
Diluted	$0.40		$0.45
Weighted average common shares outstanding:
Basic	39,002		38,918
Diluted	39,132		39,054

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $180.4 million for the three months ended June 30, 2017 compared to $183.4 million for the same period in 2016, a decrease of $3.0 million, or 1.6%. Total revenues decreased primarily as a result of a decrease in real estate brokerage commissions, partially offset by increases in financing fees and other revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions decreased to $162.6 million for the three months ended June 30, 2017 from $170.1 million for the same period in 2016, a decrease of $7.5 million, or 4.4%. The decrease was driven by the decrease in sales volume (14.8%). This decrease was partially offset by an increase in average commission rates (25 basis points) due to a larger proportion of lower priced transactions, which generate higher commission rates.

Financing fees. Revenues from financing fees increased to $12.7 million for the three months ended June 30, 2017 from $10.7 million for the same period in 2016, an increase of $2.0 million, or 18.5%. The increase was primarily driven by growth in sales volume (1.8%) and an increase in average fee rates (13 basis points).

Other revenues. Other revenues increased to $5.1 million for the three months ended June 30, 2017 from $2.5 million for the same period in 2016, an increase of $2.5 million, or 100%. The increase was primarily driven by a large consulting and advisory services fee during the three months ended June 30, 2017 with no such comparable fee during the same period in 2016.

Total operating expenses

Our total operating expenses were $155.4 million for the three months ended June 30, 2017 compared to $154.6 million for the same period in 2016, an increase of $0.8 million, or 0.5%. The increase was primarily driven by increases in selling, general and administrative costs and depreciation and amortization, as described below. These increases were partially offset by a decrease in costs of services, which are predominately variable commissions paid to the Company’s investment sales professionals and compensation related costs in connection with our financing activities.

Cost of services. Cost of services for the three months ended June 30, 2017 decreased $2.7 million, or 2.4% to $110.4 million from $113.1 million for the same period in 2016. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percent of total revenues decreased to 61.2% compared to 61.7% for the same period in 2016 primarily due to a decrease in the proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commissions rates, partially offset by an increase in referral fees.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2017 increased $3.3 million, or 8.1%, to $43.7 million from $40.4 million for the same period in 2016. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $1.3 million increase in sales and promotional marketing expenses to support increased sales activity; (ii) a $0.5 million increase in facilities expenses due to expansion of existing offices and (iii) a $0.5 million increase in other expense categories, net primarily driven by our expansion and growth. In addition, selling, general and administrative expense increased due to (i) a $0.7 million increase in legal costs and accruals and (ii) a $0.3 million increase in stock-based compensation expense due to fluctuations in our stock price and incremental stock-based awards since second quarter of 2016.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1.3 million for the three months ended June 30, 2017 from $1.0 million for the same period in 2016, an increase of $0.3 million, or 29.1%. The increase is primarily driven by our expansion and growth plans.

Other income (expense), net

Other income (expense), net increased to $1.0 million for the three months ended June 30, 2017 from $0.6 million for the same period in 2016. The increase was primarily driven by an increase in interest income on our investments in marketable securities, available-for-sale.

Interest expense

There were no significant changes in interest expense for the three months ended June 30, 2017 compared to the same period in 2016.

Provision for income taxes

The provision for income taxes was $10.1 million for the three months ended June 30, 2017 compared to $11.5 million in the same period in 2016, a decrease of $1.5 million, or 12.9%. The effective income tax rate for the three months ended June 30, 2017 was 39.2% compared with 39.7% for the same period in 2016. The decrease in the effective tax rate was primarily due to a lower valuation allowance required for our Canadian operations in 2017.

We calculate our provision for income taxes using an annual effective tax rate based on projected taxable income for the year adjusted for the effects of permanent and discrete items. Deferred taxes are adjusted for significant changes in temporary items in the period in which they occur. The future effective tax rate may vary from this estimated annual effective rate due to several factors, including, but not limited to, the level of state and foreign jurisdiction activity, future changes in tax laws, the amount of future book versus income tax items that are permanent in nature and changes, if any, in a valuation allowance related to deferred tax assets.

As a result of the adoption of ASU 2016-09, effective as of January 1, 2017, the provision for income taxes for the three months ended June 30, 2017 includes the difference in book and tax deductions associated with the settlement of shares under the Company’s 2013 Plan and certain disqualifying dispositions of shares issued under our 2013 ESPP Plan. Such tax benefits were recorded directly to additional paid-in capital for the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

Below are key operating results for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 (dollar and share amounts in thousands, except per share amounts):

	Six Months Ended June 30,	Percentage of	Six Months Ended June 30,	Percentage of	Change
	2017	Revenue	2016	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$302,712	90.7%	$323,782	93.1%	$(21,070)	(6.5)%
Financing fees	22,763	6.8	19,459	5.6	3,304	17.0
Other revenues	8,108	2.5	4,418	1.3	3,690	83.5

Total revenues	333,583	100.0	347,659	100.0	(14,076)	(4.0)

Operating expenses:
Cost of services	200,024	60.0	209,279	60.2	(9,255)	(4.4)
Selling, general, and administrative expense	86,913	26.1	82,675	23.8	4,238	5.1
Depreciation and amortization expense	2,600	0.7	2,015	0.6	585	29.0

Total operating expenses	289,537	86.8	293,969	84.6	(4,432)	(1.5)

Operating income	44,046	13.2	53,690	15.4	(9,644)	(18.0)
Other income (expense), net	1,833	0.5	848	0.3	985	nm
Interest expense	(756)	(0.2)	(775)	(0.2)	19	(2.5)

Income before provision for income taxes	45,123	13.5	53,763	15.5	(8,640)	(16.1)
Provision for income taxes	17,554	5.2	21,424	6.2	(3,870)	(18.1)

Net income	$27,569	8.3%	32,339	9.3%	$(4,770)	(14.7)%

Adjusted EBITDA (1)	$51,090	15.3%	$58,922	16.9%	$(7,832)	(13.3)%

Earnings per share:
Basic	$0.71		$0.83
Diluted	$0.70		$0.83
Weighted average common shares outstanding:
Basic	38,976		38,905
Diluted	39,118		39,008

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $333.6 million for the six months ended June 30, 2017 compared to $347.7 million for the same period in 2016, a decrease of $14.1 million, or 4.0%. Total revenues decreased primarily as a result of a decrease in real estate brokerage commissions, partially offset by increases in financing fees and other revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions decreased to $302.7 million for the six months ended June 30, 2017 from $323.8 million for the same period in 2016, a decrease of $21.1 million, or 6.5%. The decrease was driven by the decrease in sales volume (14.3%). This decrease was partially offset by an increase in average commission rates (18 basis points) due to a larger proportion of lower priced transactions, which generate higher commission rates.

Financing fees. Revenues from financing fees increased to $22.8 million for the six months ended June 30, 2017 from $19.5 million for the same period in 2016, an increase of $3.3 million, or 17.0%. The increase was driven by growth in sales volume (6.5%) and an increase in average fee rates (8 basis points).

Other revenues. Other revenues increased to $8.1 million for the six months ended June 30, 2017 from $4.4 million for the same period in 2016, an increase of $3.7 million, or 83.5%. The increase was driven by an increase in consulting and advisory services during the six months ended June 30, 2017 as compared to the same period in 2016. The increase in consulting and advisory services was primarily driven by a large fee during the second quarter of 2017 with no such comparable fee during the same period in 2016.

Total operating expenses

Our total operating expenses were $289.5 million for the six months ended June 30, 2017 compared to $294.0 million for the same period in 2016, a decrease of $4.4 million, or 1.5%. The decrease was primarily due to a decrease in cost of services, which are predominately variable commissions paid to the Company’s investment sales professionals and compensation related costs in connection with our financing activities. This decrease is partially offset by increases in selling, general and administrative costs and depreciation and amortization expense, as described below.

Cost of services. Cost of services for the six months ended June 30, 2017 decreased approximately $9.3 million, or 4.4% to $200.0 million from $209.3 million for the same period in 2016. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percent of total revenues decreased to 60.0% for the six months ended June 30, 2017 compared to 60.2% for the same period in 2016 primarily due to a decrease in the proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commissions rates, partially offset by an increase in referral fees.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2017 increased $4.2 million, or 5.1%, to $86.9 million from $82.7 million for the same period in 2016. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $1.4 million increase in facilities expenses due to expansion of existing offices; (ii) a $1.3 million increase in sales and promotional marketing expenses to support increased sales activity and (iii) a $1.0 million increase in other expense categories, net, primarily driven by our expansion and growth. In addition, selling, general and administrative expense increased due to (i) a $0.3 million increase in legal costs and accruals and (ii) a $0.9 million increase in stock-based compensation expense due to fluctuations in our stock price and incremental stock-based awards since second quarter of 2016. These increases were partially offset by a $0.7 million decrease in compensation related costs, including salaries and related benefits and management performance compensation.

Depreciation and amortization expense. Depreciation and amortization expense increased to $2.6 million for the six months ended June 30, 2017 from $2.0 million for the same period in 2016, an increase of $0.6 million, or 29.0%. The increase is primarily driven by our expansion and growth.

Other income (expense), net

Other income (expense), net increased to $1.8 million for the six months ended June 30, 2017 from $0.8 million for the same period in 2016. The increase was primarily driven by an increase in interest income on our investments in marketable securities, available-for-sale and value of our deferred compensation plan assets held in the rabbi trust. The increase was partially offset by realized losses on our investments in marketable securities, available-for-sale, primarily due to a security sold during the first quarter of 2016, which no longer met our investment policy criteria.

Interest expense

There were no significant changes in interest expense for the six months ended June 30, 2017 compared to the same period in 2016.

Provision for income taxes

The provision for income taxes was $17.6 million for the six months ended June 30, 2017 compared to $21.4 million in the same period in 2016, a decrease of $3.9 million, or 18.1%. The effective income tax rate for the six months ended June 30, 2017 was 38.9%, compared with 39.8%, for the same period in 2016. The decrease in the effective tax rate was primarily due to a lower valuation allowance required for our Canadian operations in 2017 and an increase in discrete tax benefits, including the effect of tax windfalls, net from shares issued in connection with our 2013 Plan and 2013 ESPP Plan.

We calculate our provision for income taxes using an annual effective tax rate based on projected taxable income for the year adjusted for the effects of permanent and discrete items. Deferred taxes are adjusted for significant changes in temporary items in the period in which they occur. The future effective tax rate may vary from this estimated annual effective rate due to several factors including, but not limited to, the level of state and foreign jurisdiction activity, future changes in tax laws, the amount of future book versus income tax items that are permanent in nature and changes, if any, in a valuation allowance related to deferred tax assets.

As a result of the adoption of ASU 2016-09, effective as of January 1, 2017, the provision for income taxes for the six months ended June 30, 2017 includes the difference in book and tax deductions associated with the settlement of shares under the Company’s 2013 Plan and certain disqualifying dispositions of shares issued under our 2013 ESPP Plan. Such tax benefits were recorded directly to additional paid-in capital for the six months ended June 30, 2016.

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

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$15,569	$17,524	$27,569	$32,339
Adjustments:
Interest income and other (1)	(745)	(479)	(1,370)	(731)
Interest expense	374	384	756	775
Provision for income taxes	10,052	11,542	17,554	21,424
Depreciation and amortization	1,303	1,009	2,600	2,015
Stock-based compensation	2,115	1,775	3,981	3,100

Adjusted EBITDA (2)	$28,668	$31,755	$51,090	$58,922

(1)	Other for the three and six months ended June 30, 2017 and 2016 includes net realized gains (losses) on marketable securities, available-for-sale.
(2)	The decrease in Adjusted EBITDA for the three and six months ended June 30, 2017, compared to the same periods in the prior year is primarily due to lower total revenues and a higher proportion of operating expenses compared to revenues.

Liquidity and Capital Resources

Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, marketable securities, available-for-sale and, if necessary, borrowings under our credit agreement. In order to enhance yield to us, we have invested a portion of our cash in money market funds and in fixed and variable income debt securities, in accordance with our investment policy approved by the board of directors. Certain of our investments in money market funds may not maintain a stable net asset value and may impose fees on redemptions and/or gate fees. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash and cash equivalents, proceeds from the sale of marketable securities, available-for-sale or availability under our credit agreement.

Cash held in our Canadian operations aggregated $386,000 and $404,000 at June 30, 2017 and December 31, 2016, respectively.

Cash Flows

Our total cash and cash equivalents balance decreased by $23.5 million to $163.8 million at June 30, 2017, compared to $187.4 million at December 31, 2016. The following table sets forth our summary cash flows for the six months June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$462	$12,260
Net cash used in investing activities	(22,007)	(14,534)
Net cash used in financing activities	(1,996)	(1,474)

Net decrease in cash and cash equivalents	(23,541)	(3,748)
Cash and cash equivalents at beginning of period	$187,371	$96,185
Cash and cash equivalents at end of period	$163,830	$92,437

Operating Activities

Cash flows provided by operating activities were $0.5 million for the six months ended June 30, 2017 compared to $12.3 million for the same period in 2016. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $11.8 million decrease in cash flows provided by operating activities for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to differences in timing of payments and receipts, an increase in advances to the Company’s investment sales and financing professionals, a decrease in bonus accruals related to our reduced operating results and a reduction in the deferral of certain discretionary commissions. Additionally, the Company made distributions of $1.4 million of the SARs liability during the first quarter of 2017 with no such comparable payments during the six months ended June 30, 2016.

Investing Activities

Cash flows used in investing activities were $22.0 million for the six months ended June 30, 2017 compared to $14.5 million cash flows used in investing activities for the same period in 2016. The change in cash flows used in investing activities for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to $18.3 million in net purchases of marketable securities, available-for-sale for the six months ended June 30, 2017 compared to $10.0 million net purchases of marketable securities, available-for sale for the same period in 2016.

Financing Activities

Cash flows used in financing activities were $2.0 million for the six months ended June 30, 2017 compared to $1.5 million for the same period in 2016. The change in cash flows used in financing activities for the six months ended June 30, 2017 compared to the same period in 2016 was primarily impacted by net changes in stock-based award activity and taxes paid related to net share settlement of stock-based awards. See Note 9 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.

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

Contractual Obligations and Commitments

There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 other than an increase of operating lease obligations of $6.5 million due to new or extended leases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable rate securities, including U.S. government and federal agency securities, corporate debt securities and asset backed securities. As of June 30, 2017, the fair value of investments in marketable securities, available-for-sale was $123.7 million. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and when a security no longer meets the criteria of the Company’s investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA as of June 30, 2017. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

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

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$4,040
1% Decrease	$2,255
1% Increase	$(2,254)
2% Increase	$(4,508)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2017, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Marcus & Millichap, Inc.

Date:	August 9, 2017	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2017	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.