Form 10-K
period 2017-12-31
Marcus & Millichap, Inc.
filed 2018-03-16
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
     Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2017 was approximately $458.8 million, based on the closing price per share of common stock on that date of $26.36 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and executive officers of the registrant and 10% stockholders are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

As of March 5, 2018, there were 38,578,808 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on May 4, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2017.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on (i) information gathered from various sources, (ii) certain assumptions that we have made, and (iii) on our knowledge of the commercial real estate market. While we believe our market position, market opportunity and market size information included in this Annual Report on Form 10-K are generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is generally based on information available through the nine months ended September 30, 2017 since full year 2017 information may not yet have been published. We use market data from Costar Group, Inc. and Real Capital Analytics that consists of list side information of sales transactions, with a value of $1 million or more, of multifamily, retail, office and industrial buildings.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements, including the Company’s business outlook for 2018 and expectations for market share growth. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	market trends in the commercial real estate market or the general economy;

•	our ability to attract and retain qualified managers and investment sales and financing professionals;

•	the effects of increased competition on our business;

•	our ability to successfully enter new markets or increase our market share;

•	our ability to successfully expand our services and businesses and to manage any such expansions;

•	our ability to retain existing clients and develop new clients;

•	our ability to keep pace with changes in technology;

•	any business interruption or technology failure and any related impact on our reputation;

•	changes in interest rates, tax laws, including the recently enacted Tax Cuts and Jobs Act, employment laws or other government regulation affecting our business; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

In addition, in this Annual Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential”, “should” and similar expressions, as they relate to our company, our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Item 1. Business

Overview

Marcus & Millichap, Inc. (“MMI”) is a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top broker in the United States based on the number of investment transactions for over 10 years. As of December 31, 2017, we had over 1,800 investment sales and financing professionals in 78 offices in the United States and Canada that provide investment brokerage and financing services to sellers and buyers of commercial real estate. In 2017, we closed 8,979 sales, financing and other transactions with total sales volume of approximately $42.2 billion.

We divide commercial real estate into four major market segments, characterized by price:

•	Properties with prices less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.

We service clients in all of these market segments by underwriting, marketing, selling and financing commercial real estate properties in a manner that maximizes value for sellers and provides buyers with the largest and most diverse inventory of commercial properties. Our business model is based on several key attributes:

•	a 47-year history of providing investment brokerage and financing services through a proprietary marketing system, policies and culture of information sharing and in-depth investment brokerage training, all of which is executed under the supervision of a dedicated management team focused on client service and growing the firm;

•	market leading share and brand within the $1-$10 million private client market segment, which consistently represents more than 80% of total U.S. commercial property transactions greater than $1 million in the marketplace;

•	Over 1,800 investment sales and financing professionals providing consistent services and exclusive client representation across multiple property types;

•	a broad geographic platform consisting of 78 offices in the United States and Canada powered by information sharing and proprietary real estate marketing technologies;

•	an ability to scale with our private clients as they grow and connect private capital with larger assets through our Institutional Property Advisors (“IPA”) group;

•	a financing team integrated with our brokerage sales force providing independent mortgage brokerage services;

•	an experienced management team overseeing our offices, with an average of approximately 10 years of real estate investment brokerage experience with our Company;

•	our managers not competing with or participating in investment sales professionals’ commissions; because they are in a support and leadership role as company executives; and

•	industry-leading research and advisory services tailored to the needs of our clients and supporting our investment sales and financing professionals.

The investment brokerage and financing businesses serving private clients within the $1-$10 million private client market segment represent the largest part of our business, which differentiates us from our competitors. In 2017, approximately 68% of our brokerage commissions came from this market segment. Accordingly, our business model distinguishes us from our national competitors, who may focus primarily on the more volatile larger transaction market segment or on other business activities such as leasing or property management, and from our local and regional competitors, who lack a broad national platform.

Our business model and geographic footprint provide an unparalleled level of connectivity to the marketplace for our clients. Our investment sales and financing professionals are specialized by property type and by local market area, as we believe this focused expertise brings value to our clients. Our broad geographic coverage, encompassing 78 offices in the United States and Canada, combined with our local and national property expertise and significant relationships with both buyers and sellers, provides exposure and access to properties across the United States and Canada. This connectivity to a broad marketplace increases liquidity and opportunities for our clients as we maximize the value of their properties by accessing the largest pool of qualified buyers through our network of sales professionals and proprietary real estate inventory and marketing system. By closing more transactions annually than any other brokerage firm in the private client market segment, our investment sales professionals are able to provide clients with a broad and deep perspective in multiple property types in real estate markets locally, regionally and nationally.

Our experienced management team is responsible for developing and mentoring our investment sales and financing professionals creating a consistent culture of information sharing and environment of best practices to maximize value for our clients. Our managers are compensated as executives incentivized to grow their offices and do not participate in commissions generated by our investment sales and financing professionals. This structure eliminates any competition with our sales force and puts the emphasis on investment sales and financing professionals’ support and client service. In addition, we support our clients and investment sales and financing teams with market and property focused research, publications and custom analysis.

We generate revenues by collecting fees upon the sale and financing of commercial properties. These fees consist of commissions collected upon the sale of a property and fees collected from the placement of loans. The fees are principally based upon the sales price of the property or amount financed. In 2017, approximately 90% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 3% from other revenues, including consulting and advisory services.

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

Competitive Strengths

We believe the following strengths provide us with a competitive advantage and opportunities for success:

National Platform Built on Investment Brokerage and Financing Services

We have built a leading national platform serving our clients’ needs of investment brokerage and financing services. We continue to be focused on investment brokerage and financing services as opposed to other businesses such as leasing or property management. We equip our highly qualified investment sales and financing professionals in 78 offices across the United States and Canada with proprietary real estate marketing technologies and processes to market investment real estate for our clients. Our commitment to specialization is reflected in how we generally organize our investment sales and financing professionals by market area and property type, which enhances our investment sales and financing professionals’ skills, relationships and market knowledge required for achieving the best results for our clients. As a result of these founding principles, we offer an efficient system of matching every property with the largest pool of qualified buyers and maximize value in the process.

Market Leader in the Private Client Market Segment

Since our founding in 1971, we have focused on being the leading service provider to the $1-$10 million private client market segment. This segment is the largest by ownership and transaction count and, consistently accounts for over 80% of total U.S. commercial property transactions. It is comprised of high-net-worth individuals, partnerships and small private fund managers with both passive, long-term investments, as well as those with opportunistic, short-term investment horizons. Private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning in addition to macroeconomic and capital market trends and events. The vast size and personal transaction drivers of private clients make this market segment the most active in terms of sales velocity. Therefore, sales in the private client market segment over the long term tend to be less volatile than higher priced properties priced at $10 million and above. In addition, this market segment is highly fragmented with the top ten brokerage firms accounting for approximately 25% of transactions in 2017. Marcus & Millichap is the leading broker in the $1-$10 million private client market segment with an 8.8% market share by transaction count. With our established market leadership and brand name, Marcus & Millichap has significant room for market share expansion by further consolidating its leadership position in this market segment.

In addition, the private client market segment is characterized by high barriers to entry. These barriers include the need for a large specialized sales force prospecting private clients, difficulties in identifying, establishing and maintaining relationships with such investors, capabilities of exposing properties to a large pool of potential buyers and the challenge of serving their needs locally, regionally and nationally. We believe this private client market segment is the least covered market segment by other national firms and is significantly underserved by local and regional firms that lack a multi-market platform.

Platform Built for Maximizing Investor Value

We have built our business to maximize value for real estate investors through an integrated set of services geared toward our clients’ needs. We are committed to an investment brokerage specialization, provide one of the largest sales force in the industry, a culture and policy of information sharing on each property we represent and equip our investment sales professionals with proprietary real estate inventory and marketing technologies that enhance the marketability of the properties we represent. Our system generates real-time buyer-seller matching and maximizes value one property at a time. Our investment sales organization can therefore underwrite, position and market investment real estate to the largest pool of qualified buyers. We coordinate proactive marketing campaigns across investor relationships and resources of the entire firm, far beyond the capabilities of an individual listing agent. These efforts produce wide exposure to investors whom we identify as high-probability bidders for each property. To grow with our clients, we established the IPA group to serve the needs of our private client investors that are now seeking higher valued properties as well as larger institutional investors. Our ability to bridge private capital with larger, institutional assets creates value for private and larger transaction clients while strengthening the retention of our investment sales and financing professionals.

We have one of the largest teams of financing professionals in the investment brokerage industry through Marcus & Millichap Capital Corporation (“MMCC”). MMCC provides financing expertise and access to debt and capital sources by identifying and securing competitive loan pricing and terms for our clients across a broad range of potential lenders and financing alternatives. We are a leading mortgage broker in the industry based on the number of financing transactions closed in 2016. Finally, our dedicated market research teams analyze the latest local and national economic and real estate trends and produce proprietary analyses for our clients enabling them to make informed investment and financing decisions. Our research team produces more than 1,100 reports, publications, presentations and briefs addressing real estate investment trends. Integrating all these services into one national platform increases opportunities to maximize value for our clients across multiple property types, market segments and geographies.

Management with Significant Investment Brokerage Experience

Our management team members, as executives of the firm, are dedicated to recruiting, training, developing and supporting our investment sales and financing professionals. The majority of our management team are former senior investment sales professionals of our Company who now focus on management, do not compete with our sales force and have an average of approximately 10 years of real estate investment brokerage experience with our Company. Our training, development and mentoring programs rely greatly on the regional managers’ personal involvement. Their past experience as senior investment sales professionals plays a key role in developing new and experienced investment sales and financing professionals. They help our junior professionals establish technical and client service skills as well as setting up, developing and growing relationships with clients. We believe this management structure has helped differentiate the firm from our competitors and ultimately achieve better results for our clients.

Growth Strategy

We have a long track record of growing our business model driven by opening new offices, recruiting, training and developing new investment sales and financing professionals as well as deploying our client-focused business model to increase coverage of specialty property types and the middle and larger transaction market segments. Our long-term growth plan has focused on investing in our current business model through growing internally and by providing our unique business model to a wider client base. Since 2010, our revenue has increased threefold, and we have grown from slightly over 1,000 investment sales and financing professionals to over 1,800 investment sales and financing professionals in the United States and Canada. Our future growth will depend on continually expanding our national footprint and optimizing the size, product segmentation and specialization of our team of investment sales and financing professionals. The key strategies of our growth plan include:

Increase Market Share in the Private Client Market Segment

The $1-$10 million private client market segment is fragmented and underserved. The top 10 brokerage firms accounted for only approximately 25% of 2017 transactions in this market segment. Our industry leading market share in this segment increased to 8.8% in 2017 from approximately 7.5% in 2013. Our leading position in this market segment and inherent fragmentation continues to provide significant opportunity for us to expand and bring our client service offerings to a larger portion of this expansive market segment. We can continue to leverage our existing platform, relationships and brand recognition among private clients to grow through expanded marketing and coverage.

Focused Office Expansion

Since we currently have offices in most major-market and mid-market metropolitan cities, our growth is expected to come from focused office expansion, targeted hiring and increased coverage of specialty property types. We have targeted markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape. Our optimal office plans are used to capitalize on these factors by tailoring sales force size, coverage and composition by office and business activity to direct efforts to offices with the most opportunity where we believe we can leverage our national footprint and proprietary real estate marketing technologies. These initiatives do not require a significant increase in the number of offices or a significant increase in the size of our offices, which allows us to leverage our current office locations without significant incremental investment.

Expand and Develop Our Team of Investment Sales Professionals

A key to growing our business is hiring, training and developing investment sales professionals. We have increased our focus on hiring experienced investment sales professionals through our recruiting department, specialty directors and regional managers in support of our optimal office plans. Our new investment sales professionals are trained in all aspects of real estate fundamentals, client service and proprietary marketing technologies through formal training, apprenticeship programs and mentorship by our dedicated regional, district and division managers. As these investment sales professionals mature, we continue to provide them with identified best practices and training in specialty property types. We believe this model creates a high level of teamwork, as well as operational and client service consistency. During 2017, we reached an all-time high in the number of investment sales professionals, ending the year with over 1,800.

Grow in Specialty Property Types and Middle and Larger Transaction Market Segment Presence

Leveraging our current business model into specialty property types and to the middle and larger transaction market segments opens up significant opportunities for growth.

Specialty Property Types

We believe that specialty property types, including hospitality, self-storage, seniors housing, land and manufactured housing offer significant opportunities for our clients. By deploying our unique business model to increase coverage of these property types, we can create growth for us as well as enhance value for our clients through diversification. To create these opportunities, we are increasing our property type expertise by continuing to strategically add specialty directors who can bring added management capacity, business development and investment sales professional support. These executives will work with our sales management team to increase investment sales professional hiring, training, development and redeployment and to execute various branding and marketing campaigns to expand our presence in these targeted property types. The number and volume of transactions in the primary property types of multifamily, retail, office and industrial should continue to grow with upside opportunity, particularly in the office and industrial properties. At the same time, we intend to continue to grow our presence in specialty property types.

Middle and Larger Transaction Market Segments Presence

Our extensive relationships with private client investors who typically invest in the $1-$10 million private client market segment have enabled us to capture a greater portion of commercial real estate transactions in excess of $10 million and bridge the private client market investor to the middle market and larger transaction market segments in recent years. As property values increase and investors grow and expand, they require larger properties and we are organized to provide our unique brokerage and financing services to them in those market segments. Our ability to connect historically private client capital with middle and larger transaction market segment properties allows us to continue to serve our clients as they grow and plays a major role in differentiating our services. In 2011, we introduced a group dedicated to serving major investors branded as IPA, specifically to service larger multifamily investors. This strategy has met with great success and market acceptance and provides a vehicle for growth by delivering our unique service platform within the middle and larger transaction multifamily, retail and office property types. The growth of our investors and introduction of IPA has driven incremental growth for us.

Expand Marcus & Millichap Capital Corporation Financing Business

We are dedicated to growing our financing services through our MMCC platform. Our focus continues to be expanding financing services in markets currently served by our investment brokerage offices, increasing the capacity of financing professionals in offices we currently serve, integrating financing professionals in offices that do not have an MMCC presence and expanding our service platform by creating access to a broad array of capital resources. We have established alliances with national capital sources that provide highly competitive access to an assortment of financing products including products sponsored by Fannie Mae, Freddie Mac and HUD. These alliances serve to expand our partner’s distribution networks while affording our financing professionals and clients with more favorable pricing and service. Our internally developed training programs are directed to enhancing our branding, skill development, increasing our internal capture rate and cross-selling with a focus on the MMCC value proposition for our brokerage and non-brokerage clients. We will continue to seek out and hire experienced financing professionals and capital markets teams to grow our MMCC business to support the growth in our service platform and establish relationships with various capital sources. As of December 31, 2017, we have 40 offices with financing professionals embedded within our brokerage teams. We continue to capitalize on the synergies our financing professionals provide to our client focused service platform with approximately 14.3% growth in financing fees to $49.7 million in 2017 from $43.4 million in 2016.

Our Company

We provide investment brokerage and financing services to investors of all sizes and types of commercial real estate properties. We are the leading national investment brokerage company in the $1-$10 million private client market segment. This is the largest and most active market segment and comprised approximately 85% of total U.S. commercial property transactions in 2017. We have over 1,800 investment sales and financing professionals in 78 offices in the United States and Canada. We have 58 offices concentrated in 47 major markets consisting of metropolitan areas with a population of at least one million and 20 offices in 20 mid-market locations consisting of metropolitan areas with a population of less than one million. We leverage our relationships with investors and use proprietary marketing tools to match properties with qualified buyers. Our financing professionals obtain competitive debt financing for buyers of our properties and owners who need to refinance or restructure their positions.

We have a 47-year history in the real estate marketplace. The real estate market is cyclical, and our results are impacted by many macroeconomic and microeconomic factors as discussed in Item 1A – Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Business. We have demonstrated the ability, over the long-term, to manage through the cyclical market and continue to be a leader in the $1-10 million private client market segment. The most recent downturn began in 2007 when the global credit markets began to show signs of distress resulting in a shortage of liquidity in some financing markets, including real estate. Beginning in late 2008, the credit crisis and recession greatly affected the commercial real estate industry, resulting in a dramatic decline in sales volume and number of transactions. Despite the severity of the market downturn, we maintained all of our offices and services, enabling us to quickly take advantage of the market recovery and resume our growth. As the real estate and financing markets recovered after 2009, our sales volume has steadily grown and now exceeds pre-downturn levels both as a result of the market transaction growth and executing our growth initiatives, which expanded our market presence. The following graph shows the number of transactions and sales volume of investment sales, financing and other transactions from 2008 to 2017:

Geographic Locations

We have grown to have offices in 35 states across the United States and in three provinces in Canada, with over 1,800 investment sales and financing professionals in 58 offices in major metropolitan markets and 20 offices in mid-market locations. Below is a map reflecting the geographic location of our offices as of December 31, 2017.

Geographic Concentrations

We were founded in 1971 in the western United States and we continue to increase our presence in states in the Mid-Atlantic, Northeast, Midwest, Mountain and the South regions through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape opportunities where we believe the markets will benefit from our business model. The following charts set forth the percentage of transactions by region for our investment sales transactions in 2017 and 2016.

(1)	Includes our Canadian operations, which represented less than 1% of our total revenues in each period presented.

Commercial Real Estate Market Segments

We divide the commercial real estate market into four major market segments, characterized by investment size. Our strength is in serving private clients in the $1-$10 million private client market segment, which contributed approximately 68% of our brokerage commissions in 2017. In addition, we achieved growth by leveraging the strength of our relationships in the private client market segment to increase our share of the middle and larger transaction market segments. Commission percentages are generally lower in the middle and larger transaction market segments since commission rates earned on commercial properties are typically inversely correlated with sales price. Because of the expansion into the middle and larger transaction market segments, we have seen our average commission rates fluctuate from period-to-period as a result of changes in the relative mix of transactions closed in the middle and larger transaction market segments as compared to the private client market segment.

The following table sets forth the number of transactions, sales volume and revenue by commercial real estate market segment for real estate brokerage in 2017 compared to 2016:

	2017			2016			Change
Real Estate Brokerage:	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	1,062	$661	$27,952	1,070	$682	$29,217	(8)	$(21)	$(1,265)
Private client market ($1-$10 million)	4,891	15,029	444,081	4,779	15,274	447,366	112	(245)	(3,285)
Middle market (≥$10-$20 million)	361	4,906	91,035	374	5,099	88,568	(13)	(193)	2,467
Larger transaction market (≥$20 million)	248	9,879	86,325	253	10,907	97,069	(5)	(1,028)	(10,744)

	6,562	$30,475	$649,393	6,476	$31,962	$662,220	86	$(1,487)	$(12,827)

Property Type

We have a long history and significant expertise in our primary property types of multifamily, retail, office and industrial. We have expanded our expertise in the specialty property types by hiring and assigning specialty directors to coordinate our national presence in these property types and expand our market share.

The following table sets forth the number and sales volume (dollars in billions) of investment sales, financing and other transactions in 2017 compared to 2016 by property type:

	2017		2016		Change
	Number	Volume	Number	Volume	Number	Volume
Primary Property Types:
Multifamily	3,322	$21.5	3,308	$20.2	14	$1.3
Retail	3,553	11.5	3,671	12.0	(118)	(0.5)
Office	662	2.7	585	2.8	77	(0.1)
Industrial	353	1.3	255	1.0	98	0.3

Total Primary Property Types	7,890	$37.0	7,819	$36.0	71	$1.0

Specialty Property Types:
Hospitality	237	1.3	242	1.3	(5)	—
Self-Storage	195	1.1	190	1.3	5	(0.2)
Land	273	0.7	267	0.8	6	(0.1)
Manufactured Housing	95	0.6	113	0.4	(18)	0.2
Seniors Housing	53	0.5	85	1.5	(32)	(1.0)
Mixed - Use / Other	236	1.0	279	1.0	(43)	—

Total Specialty Property Types	1,089	$5.2	1,176	$6.3	(87)	$(1.1)

	8,979	$42.2	8,995	$42.3	(16)	$(0.1)

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

Commercial Real Estate Investment Brokerage

Our primary business and source of revenue is the representation of commercial property owners as their exclusive investment broker in the sale of their properties. Commissions from real estate investment brokerage sales accounted for approximately 90% of our revenues in 2017. Sales are generated by maintaining relationships with property owners, providing market information and trends to them during their investment or “hold” period and being selected as their representative when they decide to sell, buy additional property or exchange their property for another property. We collect commissions upon the sale of each property based on a percentage of sales price. These commission percentages are typically inversely correlated with sales price and thus are generally higher for smaller transactions. Our investment sales professionals also represent buyers in fulfilling their investment real estate acquisition needs; however, the vast majority of our investment sales business is generated from our exclusive representation of sellers.

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

In 2017, we closed 6,562 real estate brokerage transactions in a broad range of commercial property types, with a total sales volume of approximately $30.5 billion. In the last 10 years, we have closed more transactions than any other firm. We have significantly diversified our business beyond our historical focus on multifamily properties.

The majority of our business activity is in the $1-$10 million private client market segment and is aligned with the largest real estate market segment. During 2017, we closed 4,891 real estate brokerage transactions in this market segment, which comprised approximately 89% of our total real estate brokerage transactions greater than $1 million and 71% of our brokerage commissions for transactions greater than $1 million. Of the commercial real estate industry as a whole, the $1-$10 million private client market segment represented over 80% of total U.S. commercial property transactions greater than $1 million in 2017.

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

Financing

MMCC is a broker of debt financing for commercial properties principally in the under $10 million market segments. We generate revenue in the form of financing fees collected from the placement of loans with banks, insurance companies, government agencies, commercial mortgage backed securities (“CMBS”), and conduits. In addition to placing financing for acquisitions, we also place loans for refinancing for individual assets and portfolios. MMCC’s financing fees vary by loan amount and type. In 2017, MMCC completed more than 1,700 financing transactions with a sales volume of approximately $5.6 billion and accounted for approximately 7% of our revenues. MMCC’s size, market reach and sales volume enable us to establish long-term relationships and special programs with various capital sources. This, in turn, improves MMCC’s value proposition to borrowers seeking competitive financing rates and terms. MMCC is not limited to promoting in-house or exclusive capital sources and seeks the most competitive financing solution for each client’s specific needs and circumstances. During 2017, approximately 48% of MMCC’s revenues came from placing acquisition financing, 44% from refinancing activities and 8% from other financing activities.

MMCC is fully integrated with our investment sales force in our brokerage offices. MMCC financing professionals are supervised by our regional managers, who promote cross-selling, information sharing, business referrals and high quality client service within the offices. The MMCC national network of financing professionals is supported by a dedicated, nationally focused management team coordinating access to a broad range of national and regional capital sources including bank lenders, conduit lenders, CMBS lenders, structured debt facilitators (mezzanine and preferred equity), Freddie Mac and Fannie Mae programs, HUD and other GSE lending programs. With these resources coupled with the latest property and capital markets information, we are able to access and deliver the best loan structures, financing rates and terms to meet our clients’ financial objectives.

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

We also provide a wide range of advisory and consulting services to developers, lenders, owners, real estate investment trusts, high net worth individuals, pension fund advisors and other institutions. Our advisory services include opinions of value, operating and financial performance benchmarking analysis, specific asset buy-sell strategies, market and submarket analysis and ranking, portfolio strategies by property type, market strategy, development and redevelopment feasibility studies and other services.

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

Competition

We compete in real estate brokerage and financing within the commercial real estate industry on a national, regional and local basis. Competition is based on a number of critical factors, including the quality and expertise of our investment sales and financing professionals, our execution skills, sales support, brand recognition and our business reputation. We primarily compete with other brokerage and financing firms that seek investment brokerage and financing business from real estate owners and investors. To a lesser extent, we compete with in-house real estate departments, owners who may transact without using a brokerage firm, direct lenders, consulting firms and investment managers, some of which may have greater financial resources than we do. Our relative competitive position also varies across geographies, property types and services. In investment sales, our competitors on a national level include CBRE Group, Inc., Cushman & Wakefield, Colliers International, HFF, Inc. and Jones Lang LaSalle. Our major financing competitors include HFF, Inc., CBRE Group, Inc., Jones Lang LaSalle, Walker & Dunlop, Grandbridge Real Estate Capital and NorthMarq Capital, LLC. The investment sales firms mainly focus on larger sales and institutional investors and are not heavily concentrated in our largest market segment, which is the $1-$10 million private client market segment. However, there is crossover and competition between us and these firms. As a result of the fragmentation in the market, there are also numerous local and regional competitors in our markets, as well as competitors specializing in certain property types. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive.

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

We have a proprietary internal marketing system, MNet, which allows our sales force to share listing information with investors across the country. MNet is an integrated tool that contains our entire national property inventory, which allows our sales force to search for properties based on investors’ acquisition criteria. This system is an essential part of connecting buyers and sellers through our national platform. Our policies require information sharing among our sales force, and the MNet system automates the process of matching each property we represent to the largest pool of qualified buyers tracked by our national sales force. A part of MNet, called Buyer Needs, enables our sales force to register the investment needs of various buyers, which are then matched to our available inventory on a real-time basis.

In 2016, we began the deployment of an improved proprietary system for automating the production of property marketing materials and launching marketing campaigns, which we call MNet-Offering, replacing our previous system called iMpact. MNet-Offering allows our investment sales professionals to create a listing proposal or marketing package, which automatically imports property information, data on comparable properties and other information, and then dynamically populates our e-marketing, print, and Internet media. This system allows our sales force to rapidly create professionally branded and designed materials for marketing properties on behalf of our clients in an efficient and timely manner. This new web-based application improves sales force efficiency by tightly integrating MNet data for transaction history, sales and rent comparables, and market insights that differentiate our sales force in the marketplace. The proposals and marketing packages produced by MNet-Offering also deliver updated content and expanded demographic and financial analysis to better market those properties for our clients. We completed the rollout of MNet-Offering for all property types in the first half of 2017 and have begun planning to sunset the legacy iMpact application.

Our website is designed not only to bring in new clients for our investment sales and financing professionals, but also to make our inventory of properties available for maximum exposure for our sellers, and to provide buyers an opportunity to engage with our investment sales and financing professionals. We actively qualify leads generated from the contact forms, and pass those leads to our agents via our customer relationship management platform. Our websites average approximately 64,000 visitors per month and over 850,000 page views per month (all based on data from Google Analytics) and also serves as a portal for delivery of online marketing materials and for deal collaboration.

Marketing and Branding

Our 47 years of investment brokerage specialization and concentration in the $1-$10 million private client market segment have established our brand as the leading broker of investment real estate as well as a trusted source of financing solutions and market research. In recent years we have also garnered recognition among larger private investors and institutions due to our integrated platform and capability of linking private and institutional capital. We continue to strengthen and broaden the Company’s name recognition and credibility by executing a variety of marketing and branding strategies. Locally, our offices and investment sales and financing professionals engage in numerous events, direct mail campaigns, investor symposiums and participate in real estate conferences and organizations for various market segments and property types. Our regional managers and investment sales and financing professionals develop long-term client relationships and promote the Company’s brand through these activities.

Our research division produces more than 1,100 publications and client presentations per year and has become a leading source of information for the industry as well as the general business media. We provide research on 10 commercial property types covering: multifamily, retail, office, industrial, single-tenant net lease, seniors housing, self-storage, hospitality, medical office and manufactured housing, as well as capital markets/financing. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing and yield trends, and is designed to assist investors in their strategy formation and decisions relating to specific assets and help our investment sales professionals develop and maintain relationships with clients.

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

Employees and Investment Sales and Financing Professionals

As of December 31, 2017, we had 1,819 investment sales and financing professionals of which 1,733 are exclusive independent contractors and the remainder are our employees.

We had 774 employees as of December 31, 2017, consisting of 86 employees as financing professionals, 21 employees in communications and marketing, 18 employees in research and 649 employees in management, support and general and administrative functions. We believe our employee relations are good.

Most of the Company’s investment sales professionals are classified as independent contractors under state and IRS guidelines. As such, the Company generally does not pay for the professionals’ expenses or benefits or withhold payroll taxes; rather they are paid from the commissions earned by the Company upon the closing of a transaction, and these individuals do not earn a salary from which taxes are withheld. Almost all of the investment sales professionals hold applicable real estate sales licenses and execute a “Salespersons Agreement” setting out the relationship between the professional and the Company. Each professional is obligated to provide brokerage services exclusively to the Company, and is provided access to the Company’s information technology, research and other support and business forms. Each professional generally reports on their activities to either the local regional manager, or in some cases, to product specialty managers.

Our investment sales and financing professionals are located in offices throughout the United States and Canada, each led by a regional manager with previous investment brokerage experience and an active real estate or brokerage license. We have regional managers and investment sales managers, who are responsible for hiring, developing and deploying investment sales professionals, managing regional and mid-market offices and supervising MMCC originators and support staff in their area of responsibility. We also have six division managers who oversee multiple offices; division managers hire, develop, and support our office management and provide additional leadership and support for our local sales management team. Finally, our management structure includes national specialty directors who lead each property type. Our national specialty directors develop our national and local brand in each property type, develop major accounts and coordinate multi-market assignments on behalf of large clients.

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

Emerging Growth Company Status

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we will continue to be an “emerging growth company” until December 31, 2018. Currently, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We may be negatively impacted by periods of economic downturns, recessions and disruptions in the capital markets; credit and liquidity issues in the capital markets, including international, national, regional and local markets; tax and regulatory changes and corresponding declines in the demand for commercial real estate investment and related services. Historically, commercial real estate markets and, in particular, the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole and to the perceptions and confidence of the market participants as to the relevant economic outlook. Cycles in the real estate markets may lead to similar cycles in our earnings and significant volatility in our stock price. Further real estate markets may “lag” behind the broader economy such that even when underlying economic fundamentals improve in a given market, additional time may be required for these improvements to translate into strength in the real estate markets. The “lag” may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.

Negative economic conditions, changes in interest rates, credit and the availability of capital, both debt and/or equity, disruptions in capital markets, uncertainty of the tax and regulatory environment and/or declines in the demand for commercial real estate investment and related services in international and domestic markets or in significant markets in which we do business, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In particular, the commercial real estate market is directly impacted by (i) the lack of debt and/or equity financing for commercial real estate transactions, (ii) increased interest rates and changes in monetary policies by the U.S Federal Reserve, (iii) changes in the perception that commercial real estate is an accepted asset class for portfolio diversification, (iv) changes in tax policy affecting the attractiveness of real estate as an investment choice, (v) changes in regulatory policy impacting real estate development opportunities and capital markets and (vi) slowdowns in economic activity that could cause residential and commercial tenant demand to decline, which would adversely affect the operation and income of commercial real estate properties. Severe restrictions in debt and/or equity liquidity as well as the lack of the availability of credit in the markets we serviced in 2010, 2009 and 2008 significantly reduced the volume and pace of commercial real estate transactions compared with past periods. These restrictions also had a general negative effect upon commercial real estate prices themselves.

These and other types of events could lead to a decline in transaction activity as well as a decrease in property values which, in turn, would likely lead to a reduction in brokerage commissions and financing fees relating to such transactions. These effects would likely cause us to realize lower revenues from our transaction service fees, including investment sales commissions, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction. Such declines in transaction activity and value would likely also significantly reduce our financing activities and revenues. For example, the disruptions and dislocations in the global credit markets during 2008 and 2009 created significant restrictions in the availability of credit, especially on transitional assets and in the secondary and tertiary markets. In turn, the volume and pace of commercial real estate transactions were significantly reduced, as were property values, which generally peaked in 2007 and fell through 2010.

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

Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market regions throughout the United States and Canada. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We realize more of our revenues in California. In 2017, we earned approximately 33% in California. In particular, as a result of this concentration, we are subject to risks related to the California economy and real estate markets more than in other geographic markets. In addition to economic conditions, this geographic concentration means that California-specific legislation, taxes and regional disasters, such as earthquakes, could disproportionately affect us. A downturn in investment real estate demand or economic conditions in these regions could result in a further decline in our total gross commission income and profitability and have a material adverse effect on us.

Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult.

Our revenue and profits have historically tended to be significantly higher in the second half of each year than in the first half of the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and because certain expenses are relatively constant throughout the year. This historical trend can be disrupted both positively and negatively by major economic, regulatory or political events impacting investor sentiment for a particular property type or location, current and future projections of interest rates and tax rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger institutional buyers, to name a few. As a result, our historical pattern of seasonality may or may not continue to the same degree experienced in the prior years and may make it difficult to determine during the course of the year whether planned results will be achieved, and thus to adjust to changes in expectations.

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

The dynamic nature of the Internet, which has substantially increased the availability and transparency of information relating to commercial real estate listings and transactions, could change the way commercial real estate transactions are done. This has occurred to some extent in the residential real estate market as online brokerage and/or auction companies have eroded part of the market for traditional residential real estate brokerage firms. The proliferation of large amounts of data on the Internet could also devalue the information that we gather and disseminate as part of our business model and may harm certain aspects of our investment brokerage business in the event that principals of transactions prefer to transact directly with each other. The rapid dissemination and increasing transparency of information, particularly for public companies, increases the risks to our business that could result from negative media or announcements about ethics lapses, improper behavior or other operational problems, which could lead clients to terminate or reduce their relationships with us.

Our businesses, financial condition, results of operations and prospects could be adversely affected by new laws or regulations or by changes in existing laws or regulations or the application thereof. If we fail to comply with laws and regulations applicable to us, including in our role as a real estate broker or mortgage broker, we may incur significant financial penalties.

We are subject to numerous federal, state, local and foreign regulations specific to the services we perform in our business, as well as laws of broader applicability, such as securities, financial services and employment laws. In general, the brokerage of real estate transactions requires us to maintain applicable licenses where we perform these services. If we fail to maintain our licenses or conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states) or return commissions received or have our licenses suspended or revoked. We could also be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.

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

As the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with numerous licensing regimes and the possible loss resulting from non-compliance have increased. New or revised legislation or regulations applicable to our business, both within and outside of the United States, as well as changes in administrations or enforcement priorities may have an adverse effect on our business. Such new or revised legislation or regulations applicable to our business may impact transaction volumes and values, increase the costs of compliance or prevent us from providing certain types of services in certain jurisdictions or in connection with certain transactions or clients. For example, legislation which limits or prohibits dual agency, which is under consideration in California, could have an adverse impact on our revenues. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws or regulations, including the interpretation or implementation thereof, will occur in the future. Risks of legislative changes, including as a result of interpretive guidance or other directives from the current administration, and new laws, regulations and interpretations may also come into effect. The impact of any new or revised legislation or regulations under the current administration is unknown. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

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

Our competitors may attempt to recruit our investment sales and financing professionals or change commission structures in the market place. For a variety of reasons, the exclusive independent contractor arrangements we have entered into or may enter into with investment sales professionals may not prevent these investment sales professionals from departing and competing against us due to our commission compensation being relatively less attractive to our investment sales and financing professionals. We currently do not have employment agreements with most key employees, and there is no assurance that we will be able to retain their services.

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

Our success depends in a large part upon the continued service of our senior management team, who are important to our vision, strategic direction and culture. Our current long-term business strategy was developed in large part by our senior-level officers and depends in part on their skills and knowledge to implement, and also includes a focus on new growth and investment initiatives that may require additional management expertise to successfully execute our strategy. We may not be able to offset the impact on our business of the loss of the services of our senior management or other key officers or employees or be able to recruit additional or replacement talent, which could negatively impact our business, financial condition and results of operations.

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

We historically have earned principally all of our revenue from real estate brokerage transactions and financing fees. We expect that we will continue to rely heavily on revenue from these sources for substantially all of our revenue for the foreseeable future. A decline in number of transactions completed or in the value of the commercial real estate we sell could significantly decrease our revenues which would adversely affect our business, financial condition and results of operations.

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

If we do not respond to technological innovations or changes or upgrade our technology systems, our growth prospects and results of operations could be adversely affected.

To remain competitive, we must continue to enhance and improve the functionality, features and security of our technology infrastructure. Infrastructure upgrades may require significant capital investment outside of the normal course of business. In the future, we will likely need to improve and upgrade our technology, database systems and network infrastructure in order to allow our business to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our ability to provide rapid customer service. We may face significant delays in introducing new services, investment sales professional tools and enhancements. Moreover, if we do not keep pace with the rapid innovations and changes taking place in information technology in our industry, we could be at a competitive disadvantage. If competitors introduce new products and services using new technologies, our proprietary technology and systems may become less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property and that of our clients and personally identifiable information of our employees and contractors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to various cyber-attacks, such as hacking, spoofing and phishing attacks, or our systems may be breached due to employee error, malfeasance or other disruptions. A significant actual or potential theft, loss, fraudulent use or misuse of client, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, damage our reputation, and cause a loss of confidence in our services, which could adversely affect our business, revenues and competitive position. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect our reputation.

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

We are an “emerging growth company,” as defined in the JOBS Act, until December 31, 2018. As an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to; (i) not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected; (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, which may make it more difficult for investors and securities analysts to evaluate our company; and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company,” as defined in the JOBS Act, which will likely be on December 31, 2018. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. In addition, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

Our investments in marketable securities are subject to certain risks which could affect our overall financial condition, results of operations or cash flows.

We invest a portion of our available cash and cash equivalent balances in money market funds, some of which have floating net asset values or by purchasing marketable securities with maturities in excess of three months in a managed portfolio in a variety of fixed or variable rate debt securities, including U.S. government and federal agency securities and corporate debt securities. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. Should any of our investments or marketable securities lose value or have their liquidity impaired, it could affect the Company’s overall financial condition. Additionally, should we choose or are required to sell these securities in the future, our consolidated operating results or cash flows may be affected.

We may be deemed to be an investment company due to our investments in marketable securities, available-for-sale and, if such a determination were made, we would become subject to significant regulation that would adversely affect our business.

We may be deemed to be an investment company under the Investment Company Act of 1940 if, among other things, we own “investment securities” with a value exceeding 40% of the value of our total assets, unless we qualify under a particular exemption or safe harbor. We invest part of our available cash and cash equivalents in variety of short-term, investment grade securities, some of which may qualify as “investment securities” under the Investment Company Act. Investment companies are subject to registration under the Investment Company Act and compliance with a variety of restrictions and requirements. If we were to be deemed an investment company we would become subject to these restrictions and requirements, and the consequences of having been an investment company without registering under the Investment Company Act could have a material adverse effect on our business, financial condition and results of operations, as well as restrict our ability to sell and issue securities, borrow funds, engage in various transactions or other activities and make certain investment decisions. In addition, we may incur significant costs or limitation on business opportunities to avoid investment company status if an exemption from the Investment Company Act were to be considered unavailable to us at a time when the value of our “investment securities” exceeds 40% of the value of our total assets. We believe that we satisfy the conditions to be exempt from the Investment Company Act because, among other things, we are engaged directly and primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities. However, absent an exemptive order from the SEC, our status of being exempt cannot be assured.

Risks related to the Ownership of Our Common Stock

Our Co-Chairman and founder controls a significant interest in our stock, and the concentrated ownership of our common stock may prevent other stockholders from influencing significant decisions.

George M. Marcus, our Co-Chairman and founder beneficially owns approximately 49% of our outstanding common stock as of December 31, 2017. Because Mr. Marcus controls the voting power of our outstanding common stock, he is able to determine the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock.

The price of our common stock may fluctuate significantly and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent shareholders from being able to sell shares of our common stock at or above the price shareholders paid for them. The market price for our common stock could fluctuate significantly for various reasons, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior investment sales and financing professionals and management; the introduction of new services by us or our competitors; acquisitions, strategic alliances or joint ventures involving us or our competitors; and general global and domestic economic, credit and liquidity issues, market or political conditions. For example, in 2016 and 2017, the price of our shares has ranged from a high of $32.72 per share to a low of $18.77 per share.

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

Our Co-Chairman may have actual or potential conflicts of interest because of his position with MMC.

George M. Marcus serves as a Co-Chairman of our board of directors and is Chairman of the board of directors of MMC. In addition, Mr. Marcus beneficially owns most of the outstanding stock of MMC. His position at MMC and the ownership of any MMC equity or equity awards creates, or may create the appearance of conflicts of interest if and when he is faced with decisions that could have different implications for MMC and for us.

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

Future sales, the lifting of common stock resale restrictions that will expire in November of next year, issuances of shares under our 2013 Omnibus Equity Incentive Plan and 2013 Employee Stock Purchase Plan or the availability of a substantial amount of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities. As of December 31, 2017, there were approximately 19.6 million shares of our common stock outstanding, which could be registered and sold in a private or public sale. Substantially all of these shares are beneficially owned by entities controlled by George M. Marcus our Co-Chairman.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at 23975 Park Sorrento, Suite 400, Calabasas, California 91302 where our telephone number is (818) 212-2250. We lease approximately 24,028 (net of sublease) square feet, under a lease that expires in December 2021 for our executive offices in Calabasas, California. We also lease all of our 78 brokerage offices (typically less than 12,000 square feet) and other support facilities in United States and Canada aggregating approximately 591,000 square feet, primarily for our investment sales and financing professionals and support personnel. We believe that our current facilities are adequate to meet our needs through the end of 2018; however, as we continue to expand in various midmarket locations and grow our market share in existing metropolitan areas, we may need to lease additional space.

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

	High	Low
2016:

First quarter	$28.34	$18.77
Second quarter	$27.73	$23.60
Third quarter	$28.99	$24.35
Fourth quarter	$30.31	$22.93
2017:

First quarter	$28.51	$23.22
Second quarter	$26.94	$23.40
Third quarter	$27.87	$24.34
Fourth quarter	$32.72	$26.43

As of March 5, 2018, there were 23 stockholders of record, and the closing price of our common stock was $31.55 per share as reported on the NYSE.

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

The following graph shows a comparison from October 31, 2013 through December 31, 2017 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE Group, Inc., Jones Lang LaSalle Incorporated and HFF, Inc. (collectively “Peer Group”). These three companies represent our primary competitors that are publicly traded with certain business lines reasonably comparable to ours. The graph assumes that $100 was invested at the market close on October 31, 2013 in the common stock of Marcus & Millichap Inc., the S&P 500 Index and the Peer Group, and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	Base Period 10/31/2013	March 31,	June 30,	September 30,	December 31,
2013:
Marcus & Millichap, Inc.	100.00	—	—	—	111.03
S&P 500	100.00	—	—	—	105.66
Peer Group	100.00	—	—	—	111.20
2014:
Marcus & Millichap, Inc.	—	132.94	190.09	225.48	247.76
S&P 500	—	107.57	113.20	114.47	120.12
Peer Group	—	122.30	138.15	129.73	151.81
2015:
Marcus & Millichap, Inc.	—	279.28	343.82	342.70	217.14
S&P 500	—	121.26	121.60	113.77	121.78
Peer Group	—	171.58	168.67	143.74	155.41
2016:
Marcus & Millichap, Inc.	—	189.20	189.34	194.86	199.11
S&P 500	—	123.42	126.45	131.32	136.35
Peer Group	—	124.97	112.34	121.68	127.26
2017:
Marcus & Millichap, Inc.	—	183.16	196.42	201.12	243.00
S&P 500	—	144.62	149.08	155.76	166.11
Peer Group	—	139.29	150.57	155.38	181.54

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

The following table presents the consolidated statement of income data for the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data at December 31, 2017 and 2016. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statement of income data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data at December 31, 2015, 2014 and 2013, which are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands except per share, investment sales and financing professional and sales volume amounts)
Statement of Income Data:
Total revenues	$719,700	$717,450	$689,055	$572,188	$435,895
Cost of services	446,557	444,768	423,389	350,102	264,637
Stock-based and other compensation in connection with IPO (1)	—	—	—	—	31,268
Operating income	96,132	106,501	114,651	84,606	21,286
Provision for income taxes (2)	47,702	42,445	47,018	33,452	13,735

Net income	$51,524	$64,657	$66,350	$49,531	$8,206
Less: Net (loss) income attributable to Marcus & Millichap Real Estate Investment Services, Inc. prior to initial public offering on October 31, 2013	—	—	—	—	(1,045)

Net income attributable to Marcus & Millichap, Inc. subsequent to initial public offering	$51,524	$64,657	$66,350	$49,531	$9,251

Earnings per share:
Basic	$1.32	$1.66	$1.71	$1.27	$0.24
Diluted	$1.32	$1.66	$1.69	$1.27	$0.24
Weighted average common shares outstanding:
Basic	38,988	38,899	38,848	38,851	38,787
Diluted	39,100	39,035	39,162	38,978	38,815

Balance Sheet Data:
Cash and cash equivalents	$220,786	$187,371	$96,185	$149,159	$100,952
Marketable securities, available-for-sale (3)	$125,659	$104,929	$134,255	$14,752	$—
Total assets	$459,664	$394,016	$321,225	$233,604	$167,309
Long-term liabilities	$61,517	$56,986	$57,224	$49,591	$48,052
Total liabilities	$144,776	$135,162	$132,235	$116,795	$104,812
Total stockholders’ equity	$314,888	$258,854	$188,990	$116,809	$62,497

Other Data:
Adjusted EBITDA (4)	$111,716	$118,296	$124,140	$92,824	$61,286
Investment sales and financing professionals	1,819	1,737	1,607	1,494	1,313
Sales volume (dollars in millions)	$42,191	$42,312	$37,847	$33,139	$23,975

(1)	Consists of non-cash stock based compensation and other compensation charges incurred in connection with our IPO.
(2)	Prior to the IPO in October 2013, we were subject to a tax-sharing agreement whereby we provided for income taxes using an effective tax rate of 43.5%. As part of the IPO, the tax-sharing agreement with MMC was terminated. Provision for income taxes for 2017, includes a one-time charge in the amount of $11.6 million in connection with the remeasurement of deferred tax assets, net due to enactment of the Tax Cuts and Jobs Act, which reduced the U.S. federal statutory corporate tax rate from 35% to 21%. In addition, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting in 2017 that required any windfall tax benefits, net of shortfalls to be recorded as a discrete item in our provision for income taxes. The Company recognized $2.9 million in windfall tax benefits, net during 2017 as a reduction in the Company’s provision for income taxes.
(3)	Includes both short-term and long-term marketable securities, available-for-sale.
(4)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – Risk Factors and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Business of this Annual Report on Form 10-K.

Overview

Our Business

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years. As of December 31, 2017, we had over 1,800 investment sales and financing professionals operating in 78 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the year ended December 31, 2017, we closed 8,979 sales, financing and other transactions with total volume of approximately $42.2 billion, compared to 8,995 sales, financing and other transactions with total sales volume of approximately $42.3 billion in 2016.

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing of, commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the year ended December 31, 2017, approximately 90% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 3% from other revenues, including consulting and advisory services.

Factors Affecting Our Business

Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate investment sales and financing transactions we close in any period. The number and size of these transactions are affected by our ability to recruit and retain investment sales and financing professionals, identify and contract properties for sale and those that need financing and refinancing. We principally monitor the commercial real estate market through four factors, which generally drive our business. The factors are the economy, commercial real estate supply and demand, interest rates, availability of financing, capital markets conditions, investment sentiment and investment activity.

The Economy

Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or a negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, retail spending and confidence trends can have a positive or a negative impact on our business. Overall market conditions can have an effect on investor sentiment and, ultimately, the demand for our services from investors in real estate. Significant disasters such as the hurricanes that struck Texas and Florida in 2017 can also affect local economies and investor behavior. The post-disaster assessment and recovery process can delay in-process transactions or change investor decisions to hold, buy or sell commercial real estate. Our national footprint allows us to support our clients in balancing the opportunities and risks of changing regional economic conditions. We believe the U.S. economy remains poised for growth this year, as the tax rate reductions under the new tax law act as a stimulus for personal and corporate spending. Job creation last year was marginally slower than in 2016 and hiring should remain stable in 2018. Notably, despite the potential for accelerated economic growth and the elevated number of job openings, we believe the tight unemployment rate will restrain hiring. Further, we believe the demand for additional qualified personnel will continue to place upward pressure on wages, and increase risks of rising inflation. It is widely anticipated that the new leadership of the Federal Reserve will continue to cautiously exert upward pressure on interest rates to contain inflationary risk. We believe sentiment about economic expansion in 2018 remains conservatively optimistic, though some uncertainty surrounding fiscal policy, deregulation, inflation risk and other initiatives by the Trump administration could weigh on activity.

Commercial Real Estate Supply and Demand

Our business is dependent on the willingness of investors to invest in or sell commercial real estate, which is affected by factors beyond our control. These factors include the supply of commercial real estate coupled with user demand for these properties and the performance of real estate assets when compared with other investment alternatives, such as stocks and bonds. Despite the generally moderate pace of economic growth over the past eight years, we believe commercial real estate offers a compelling option for investors, as real estate fundamentals generally remain balanced. The slow-but-steady economic gains have generated demand while keeping construction levels limited for most property types on a national scale, although construction has begun to elevate for some property types in certain metropolitan areas. We believe the maturing cycle, combined with volatility in financial markets, inflation trends and rising interest rates have caused investors and lenders to assume more cautious underwriting assumptions resulting in a slowdown in sales. Furthermore, many investors are still delaying transactions as they await additional clarity on how the new tax law, regulatory easing and economic initiatives will affect investments. We believe a boost to investor sentiment will likely emerge as clarity on government policies and growth initiatives comes forth. Although the new tax law appears promising, many investors are still waiting for additional guidance from the IRS and the U.S. Treasury on how the new rules will be applied. We believe that these factors should continue to support long-term commercial real estate investor demand and, therefore, demand for our brokerage and financing services.

Capital Markets

Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt and, as a result, credit and liquidity impact transaction activity and prices. Changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether increase or decrease, could adversely or positively affect the operations and income potential of commercial real estate properties. These changes also influence the demand of investors for commercial real estate investments. We believe indications from the U.S. Federal Reserve of future interest rate increases, a reduction of the Federal Reserve balance sheet, uncertainty as to the impact of new fiscal policies, stock market volatility and rising longer term interest rates remain a short-term headwind for real estate transactions. In addition, a change of the Chairperson of the Federal Reserve could alter Federal Reserve policies and have a meaningful impact on interest rates and investor activity. We have continued to see disciplined underwriting from lenders as well as ample liquidity in the market.

Investor Sentiment and Investment Activity

We rely on investors to buy and sell properties in order to generate commissions. Investors’ desires to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning. We believe that we are in a maturing real estate cycle. During the last two years, the sales transaction market has continued to step-down from peak levels set in 2015. The combination of interest rate volatility together with, regulatory easing and infrastructure initiatives have caused a portion of the active investors to assume a more wait-and-see attitude toward investment decisions. Although a new tax law is effective, considerable uncertainty surrounding the rules and implementation of the new tax laws remains. As the IRS and Treasury Department provide additional clarity, and investors digest the information and its application to their assets, we believe investors will begin to revive their activity levels. We believe that the healthy property fundamentals and lack of over-leveraging during the past several years support an active, but more tempered, market environment.

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

Operating Segments

We follow the guidance for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. Substantially all of our operations involve the delivery of commercial real estate services to our customers including real estate investment sales, financing and consulting and advisory services. Management makes operating decisions, assesses performance and allocates resources based on an ongoing review of these integrated operations, which constitute only one operating segment for financial reporting purposes.

Key Financial Measures and Indicators

Revenues

Our revenues are primarily generated from our real estate investment sales business. In addition to real estate brokerage commissions, we generate revenues from financing fees and from other revenues, which are primarily comprised of consulting and advisory fees.

Our business is transaction oriented and, as such, we rely on investment sales and financing professionals to continually develop leads, identify properties to sell, market those properties and close sales timely to generate a consistent flow of revenue. While our sales volume is impacted by seasonality factors, the timing of closings is also dependent on many market and personal factors unique to a particular client or transaction, particularly clients transacting in the $1-$10 million private client market segment. These factors can cause transactions to be accelerated or delayed beyond our control. Further, commission rates earned are generally inversely related to the value of the property sold. As a result of our expansion into the middle and larger transaction market segments, we have seen our overall commission rates fluctuate from period-to-period as a result of changes in the relative mix of the number and volume of transactions closed in the middle and larger transaction market segments as compared to the $1-$10 million private client market segment. These factors may result in period-to-period variations in our revenues that differ from historical patterns.

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

Selling, general and administrative expenses

The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources and other administrative expenses. Also included in selling, general and administrative expenses is stock-based compensation to non-employee directors, employees and independent contractors (i.e. investment sales and financing professionals) under our 2013 Omnibus Equity Incentive Plan, as amended (“2013 Plan”) and the 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”).

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

We record deferred tax assets, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes. On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) legislation was enacted, which reduced the U.S. federal statutory tax rate from 35% to 21% beginning in 2018. As a result of the change in the future federal statutory tax rate, our recorded deferred tax assets, net were required to be revalued to reflect the new tax rate now expected to be in effect in 2018 and beyond. This one-time charge of $11.6 million was recorded as of the enactment date in our provision for income taxes in the fourth quarter of 2017.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2017, 2016 and 2015. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the years ended December 31, 2017, 2016 and 2015, we closed more than 8,900, 8,900 and 8,700 sales, financing and other transactions with total volume of approximately $42.2 billion, $42.3 billion and $37.8 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Years Ended December 31,
Real Estate Brokerage:	2017	2016	2015
Average Number of Investment Sales Professionals	1,649	1,527	1,428
Average Number of Transactions per Investment Sales Professional	3.98	4.24	4.43
Average Commission per Transaction	$98,963	$102,258	$99,901
Average Commission Rate	2.13%	2.07%	2.22%
Average Transaction Size (in thousands)	$4,644	$4,935	$4,492
Total Number of Transactions	6,562	6,476	6,332
Total Sales Volume (in millions)	$30,475	$31,962	$28,444

	Years Ended December 31,
Financing (1):	2017	2016	2015
Average Number of Financing Professionals	95	98	85
Average Number of Transactions per Financing Professional	17.97	16.83	18.84
Average Fee per Transaction	$28,960	$26,314	$26,582
Average Fee Rate	0.88%	0.85%	0.87%
Average Transaction Size (in thousands)	$3,299	$3,093	$3,053
Total Number of Transactions	1,707	1,651	1,601
Total Sales Volume (in millions)	$5,632	$5,107	$4,888

(1)	Operating metrics calculated excluding certain financing fees not directly associated to transactions.

Comparison of Years Ended December 31, 2017 and 2016

Below are key operating results for the year ended December 31, 2017 compared to the results for the year ended December 31, 2016 (dollars in thousands):

	Year Ended December 31, 2017	Percentage of Revenue	Year Ended December 31, 2016	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$649,393	90.2%	$662,220	92.3%	$(12,827)	(1.9)%
Financing fees	49,653	6.9	43,444	6.1	6,209	14.3
Other revenues	20,654	2.9	11,786	1.6	8,868	75.2

Total revenues	719,700	100.0	717,450	100.0	2,250	0.3

Operating expenses:
Cost of services	446,557	62.0	444,768	62.0	1,789	0.4
Selling, general, and administrative expense	171,648	23.8	161,794	22.6	9,854	6.1
Depreciation and amortization expense	5,363	0.8	4,387	0.6	976	22.2

Total operating expenses	623,568	86.6	610,949	85.2	12,619	2.1

Operating income	96,132	13.4	106,501	14.8	(10,369)	(9.7)
Other income (expense), net	4,590	0.6	2,134	0.3	2,456	nm
Interest expense	(1,496)	(0.2)	(1,533)	(0.2)	37	(2.4)

Income before provision for income taxes	99,226	13.8	107,102	14.9	(7,876)	(7.4)
Provision for income taxes	47,702	6.6	42,445	5.9	5,257	12.4

Net income	$51,524	7.2%	$64,657	9.0%	$(13,133)	(20.3)%

Adjusted EBITDA (1)	$111,716	15.5%	$118,296	16.5%	$(6,580)	(5.6)%

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $719.7 million in 2017 compared to $717.5 million in 2016, an increase of $2.3 million or 0.3%. Total revenues increased primarily as a result of increases in other revenues and financing fees, partially offset by a decrease in real estate brokerage commissions.

Real estate brokerage commissions. Revenues from real estate brokerage commissions decreased to $649.4 million in 2017 from $662.2 million in 2016, a decrease of $12.8 million or 1.9%. The decrease was driven by the decrease in sales volume (4.7%). This decrease was partially offset by an increase in average commission rates (6 basis points) primarily due to improved rates in the middle market transaction segment.

Financing fees. Revenues from financing fees increased to $49.7 million in 2017 from $43.4 million in 2016, an increase of $6.2 million or 14.3%. The increase was driven by growth in sales volume (10.3%) primarily due to an increase in financing purchase transactions and an increase in average fee rates (3 basis points).

Other revenues. Other revenues increased to $20.7 million in 2017 from $11.8 million in 2016, an increase of $8.9 million or 75.2%. The increase was primarily driven by two large consulting and advisory services fees earned during 2017 with no such comparable fees during 2016.

Total operating expenses

Our total operating expenses were $623.6 million in 2017 compared to $610.9 million in 2016, an increase of $12.6 million, or 2.1%. The increase was primarily due to increases in selling, general and administrative costs, cost of services, which is predominantly variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities and, to a lesser extent, depreciation and amortization expense, as described below.

Cost of services. Cost of services in 2017 increased $1.8 million, or 0.4%, to $446.6 million from $444.8 million in 2016. The increase was primarily due to increased commission expenses driven by increased revenues noted above. Cost of services as a percent of total revenues remained consistent at 62.0% in 2017 and 2016.

Selling, general and administrative expense. Selling, general and administrative expense in 2017 increased $9.9 million, or 6.1%, to $171.6 million from $161.8 million in 2016. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $6.5 million increase in sales operations support and promotional marketing expenses to support sales activity and (ii) a $2.2 million increase in facilities expenses due to expansion of existing offices. In addition, selling, general and administrative expense increased due to (i) a $2.1 million increase in stock-based compensation due to fluctuations in our stock price and incremental stock-based awards since the fourth quarter of 2016 and (ii) a $0.2 million increase in legal costs and accruals. These increases were partially offset by (i) a $0.5 million decrease in compensation related costs, including salaries and related benefits and management performance compensation primarily due to management and compensation realignments and (ii) a $0.6 million decrease in other expense categories, net.

Depreciation and amortization expense. Depreciation and amortization expense increased to $5.4 million in 2017 from $4.4 million in 2016, an increase of $1.0 million, or 22.2%. The increase is primarily driven by our expansion and growth and investment in technology to redesign sales and marketing tools.

Other income (expense), net

Other income (expense), net increased to $4.6 million in 2017 from $2.1 million in 2016, an increase of $2.5 million, or 115.1%. The increase was primarily driven by increases in interest income on our investments in marketable securities, available-for-sale and the value of our deferred compensation plan assets held in the rabbi trust. These increases were enhanced by realized losses on our investments in marketable securities, available-for-sale, primarily due to a security sold during the first quarter of 2016, which no longer met our investment policy criteria with no such comparable realized losses during 2017.

Interest expense

There were no significant changes in interest expenses in 2017 as compared to 2016.

Provision for income taxes

The provision for income taxes was $47.7 million for 2017 compared to $42.4 million in 2016, an increase of $5.3 million, or 12.4%. The effective tax rate for 2017 was 48.1%, compared with 39.6% in 2016. The increase in the effective tax rate was primarily due to a $11.6 million one-time charge related to the revaluation of the our deferred taxes, net in 2017 from changes in the U.S. federal statutory tax rate as result of the enactment of the Act. The provision was partially reduced by $2.9 million of windfall tax benefits, net in connection with our 2013 Plan recorded in our provision for income taxes as a result of the adoption of ASU 2016-09 in January 2017. ASU 2016-09 requires the difference in book and tax deductions associated with the settlement of shares under our 2013 Plan and certain disqualifying dispositions of shares issued under our 2013 ESPP Plan to be recorded in the provision for income taxes. Prior to 2016, any windfall tax benefits were recorded directly to additional paid-in capital.

Comparison of Years Ended December 31, 2016 and 2015

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

Other income (expense), net

Other income (expense), net increased to $2.1 million in 2016 from $0.4 million in 2015. The increase was primarily driven by an increase in the value of our foreign currency gains related to our Canadian operations, interest income on our investments in marketable securities, available-for-sale and deferred compensation plan assets held in the rabbi trust. The increase was partially offset by realized losses on our investments in marketable securities, available-for-sale, due to a security sold during 2016, which no longer met our investment policy criteria with no such similar realized losses in 2015.

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

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015	2014	2013
Net income	$51,524	$64,657	$66,350	$49,531	$8,206
Adjustments:
Interest income and other (1)	(3,514)	(1,761)	(1,373)	(50)	356
Interest expense	1,496	1,533	1,726	1,651	105
Provision for income taxes (2)	47,702	42,445	47,018	33,452	13,735
Depreciation and amortization	5,363	4,387	3,305	3,206	3,043
Stock-based compensation (3)	9,145	7,035	7,114	5,034	35,841

Adjusted EBITDA (4)	$111,716	$118,296	$124,140	$92,824	$61,286

(1)  Other for the years ended December 31, 2017, 2016 and 2015 includes net realized gains (losses) on marketable securities available-for-sale. The year ended December 31, 2013 includes employer taxes related to deferred stock units (“DSUs”) and restricted stock in connection with the IPO.

(2)  The year ended December 31, 2017, includes a one-time charge in the amount of $11.6 million in connection with the remeasurement of deferred tax assets, net due to enactment of the Act, which reduced the U.S. federal statutory corporate tax rate from 35% to 21%. In addition, we adopted a new accounting pronouncement in 2017 that required any windfall tax benefits, net of shortfalls to be recorded as a discrete item in our provision for income taxes. These windfalls/shortfalls arise from the difference in the grant date price and the vesting date price of employee and non-employee directors vesting of equity awards granted under the Company’s 2013 Plan. The Company recognized $2.9 million in windfall tax benefits, net during the year ended December 31, 2017 as a reduction in the Company’s provision for income taxes.

(3)  The year ended December 31, 2013 includes non-cash stock-based compensation charges of $30.9 million in connection with the IPO.

(4)  The decrease in Adjusted EBITDA in 2017 compared to 2016 is primarily due to a higher proportion of operating expenses compared to revenues, partially offset by higher total revenues.

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

Cash held in our Canadian operations aggregated $421,000 and $404,000 at December 31, 2017 and 2016, respectively.

Cash Flows

Our total cash and cash equivalents balance increased by $33.4 million to $220.8 million at December 31, 2017, compared to $187.4 million at December 31, 2016. The following table sets forth our summary cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$66,537	$74,486	$72,120
Net cash (used in) provided by investing activities	(27,338)	19,819	(126,929)
Net cash (used in) provided by financing activities	(5,784)	(3,119)	1,835

Net increase (decrease) in cash and cash equivalents	33,415	91,186	(52,974)
Cash and cash equivalents at beginning of period	187,371	96,185	149,159

Cash and cash equivalents at end of period	$220,786	$187,371	$96,185

Operating Activities

2017 Compared to 2016. Cash flows provided by operating activities were $66.5 million in 2017 compared to $74.5 million in 2016. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $7.9 million decrease in cash flows provided by operating activities in 2017 compared to the same period in 2016 was primarily due to differences in timing of payments and receipts, an increase in advances to our investment sales and financing professionals, a reduction in the deferral of certain discretionary and other commissions and a higher proportion of operating expenses compared to revenues. Additionally, we made distributions of $1.4 million of the SARs liability during 2017 with no such comparable payments during the same period in 2016. These decreases were offset by a change in bonus accruals.

2016 Compared to 2015. Cash flows provided by operating activities were $74.5 million in 2016 compared to $72.1 million in 2015. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $2.4 million increase in cash flows provided by operating activities in 2016 compared to the same period in 2015 was primarily due to the net effect of the growth of our business, differences in timing of payments and receipts, a reduction in the deferral of certain discretionary commissions, lower bonuses and a reduction of advances to our investment sales and financing professionals.

Investing Activities

2017 Compared to 2016. Cash flows used in investing activities were $27.3 million in 2017 compared to cash flows provided by investing activities of $19.8 million in 2016. The change in cash flows used in investing activities in 2017 compared to the same period in 2016 was primarily due to $20.3 million in net purchases of marketable securities, available-for-sale for the year ended December 31, 2017 compared to $29.7 million in net proceeds from the sale of marketable securities, available-for-sale for the same period in 2016.

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

Financing Activities

2017 Compared to 2016. Cash flows used in financing activities were $5.8 million in 2017 compared to $3.1 million in 2016. The change in cash flows used in financing activities in 2017 compared to the same period in 2016 was primarily impacted by net changes in stock-based award activity and taxes paid related to net share settlement of stock-based awards. The net change in stock-based award activity in 2016 included excess tax benefits from stock-based award activity with no such comparable amounts in 2017 due to the adoption of new accounting rules. See Note 10 – “Stock-Based Compensation Plans” our Notes to Consolidated Financial Statements for additional information.

2016 Compared to 2015. Cash flows used in financing activities were $3.1 million in 2016 compared to cash flows provided by financing activities of $1.8 million in 2015. The change in cash flows used in financing activities in 2016 compared to the same period in 2015 was primarily impacted by net changes in stock-based award activity, including excess tax benefit from stock-based award activity and taxes paid related to net share settlement of stock-based awards. See Note 10 – “Stock-Based Compensation Plans” our Notes to Consolidated Financial Statements for additional information.

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

Credit Agreement

On June 18, 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association (“Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement is intended to provide for future liquidity needs, if needed. The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which, as amended, matures on June 1, 2020. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. We must pay a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility.

The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit, of which $533,000 was utilized at December 31, 2017. As of December 31, 2017, there were no amounts outstanding under the Credit Agreement.

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

See Note 14 – “Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional information on the Credit Agreement.

Contractual Obligations and Commitments

The contractual obligations and other commitments consisted of the following at December 31, 2017 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other (7)
Operating lease obligations (1)	$86,897	$18,650	$31,891	$22,361	$13,995	$—
SARs liability (principal and interest) (2)	30,413	1,662	3,625	4,235	20,891	—
Notes payable (principal and interest) (3)	9,843	1,472	8,371	—	—	—
Deferred commissions payable (4)	36,404	14,480	21,924	—	—	—
Deferred compensation liability (5)	8,481	1,261	2,522	1,664	—	3,034
Other (6)	2,860	1,855	1,005	—	—	—

	$174,898	$39,380	$69,338	$28,260	$34,886	$3,034

(1)	See Note 14 – “Commitments and Contingencies” of our Notes to the Consolidated Financial Statements.
(2)	Forecasted principal payments are based on each participant’s estimated retirement age and contractual interest rate of 4.409% on January 1, 2018 and reflect required payments that resulted from the retirement of certain executives. See Note 4 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(3)	See Note 6 – “Notes Payable to Former Stockholders” of our Notes to the Consolidated Financial Statements.
(4)	Includes short-term and long-term deferred commissions payable. See Note 4 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(5)	Represents current estimated payouts for participants currently receiving payments based on their elections at the time of deferral. The Company holds assets held in Rabbi Trust of $8.8 million to settle outstanding amounts when they become due. Amounts assume no increase in asset or liability due to future returns. See Note 4 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(6)	See Note 14 – “Commitments and Contingencies” of our Notes to the Consolidated Financial Statements.
(7)	Amounts in Other represent amounts where payments are dependent on future events, which may occur at any time from less than 1 year to more than 5 years, based on the participants’ elections at the time of deferral.

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

Revenue Recognition

We generate real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. Revenues from real estate brokerage commissions and financing fees from securing financing on purchase transactions as well as fees earned from refinancing our clients’ existing mortgage debt and other financing activities are recognized, in principally all cases, on the close of escrow or when the loan closes.

Stock-Based Compensation

We initially value restricted stock units and restricted stock awards based on the grant date closing price of our common stock and recognize the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. Awards made to our independent contractors, who are primarily our investment sales professionals, are accounted for as liability awards and require remeasurement to fair value at the end of each reporting period. We may be required to use judgment in determining the service period for awards granted based on contract terms. After adoption of ASU 2016-09 on January 1, 2017, we account for forfeitures as they occur.

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

Investments in Marketable Securities, Available-for-sale

We maintain a portfolio of cash equivalents and investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt securities, asset-backed securities and other. We consider our investment in marketable securities to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains or losses recorded in other comprehensive income (loss), net of tax. We determine the appropriate classification of investments in marketable securities at the time of purchase. Interest, along with accretion and amortization of purchase premiums and discounts, which are recorded over the remaining weighted average life of the security, are included in other income (expense), net in the consolidated statements of net and comprehensive income.

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

The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipated liquidity and capital requirements, anticipated credit deterioration, duration management or when a security no longer meets the criteria of the Company’s investment policy.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. government and federal agency securities, corporate debt securities, asset backed securities and other. As of December 31, 2017, the fair value of investments in marketable securities, available-for-sale was $125.7 million. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and when a security no longer meets the criteria of the Company’s investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA as of December 31, 2017. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

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

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$3,788
1% Decrease	$1,967
1% Increase	$(1,967)
2% Increase	$(3,933)

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

Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on such evaluation, our management has concluded that as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In conducting its assessment, management used the criteria issued by the COSO. Based on this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

The names and ages of our executive officers and directors as of March 1, 2018 are as follows:

Name	Age	Position(s)
Hessam Nadji	52	President, Chief Executive Officer and Director
Mitchell R. LaBar	58	Chief Operating Officer and Executive Vice President
Martin E. Louie	56	Chief Financial Officer
William E. Hughes, Jr.	68	Senior Vice President, Marcus and Millichap Capital Corporation

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

William E. Hughes, Jr.

Mr. Hughes has served as Senior Vice President of our subsidiary MMCC since 2000. He became a Managing Director of Marcus & Millichap in 2008. Mr. Hughes is responsible for managing MMCC’s operations on a national basis. He joined Marcus & Millichap in 1996 and has a diversified background in real estate finance, financial consulting and modeling, project feasibility, leasing, construction management and real estate development. Prior to joining the Company, Mr. Hughes held various senior executive roles with several financial and real estate investment firms. He received a B.S. in Business Administration from the University of Southern California. In January 2018, we announced that Mr. Hughes is transitioning into retirement.

Other Proxy Information

Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2018 (“Proxy Statement”), which information will appear under the captions entitled “Proposal 1: Election of Directors” and “Other Matters” in the Proxy Statement.

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2018, which information will appear under the caption entitled “Compensation of the Named Executive Officers and Directors” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2018, which information will appear under the captions entitled “Principal Stockholders” in the Proxy statement.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2017. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c) (3) (4) (5)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,529,741	$—	5,833,812
Equity compensation plans not approved by security holders	—	—	—

	1,529,741	$—	5,833,812

(1)	Consist of deferred stock units (“DSUs”) and restricted stock units (“RSUs”) granted under the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”). Excludes RSAs granted under the 2013 Plan, purchase rights granted under the Company’s 2013 Employee Stock Purchase Plan (the “2013 ESPP Plan”) and cash settled SARs.
(2)	Outstanding DSUs and RSUs have no exercise price.
(3)	Includes 5,586,917 shares available for future issuance under the 2013 Plan. Includes 246,895 shares available for future issuance under the 2013 ESPP Plan, including shares subject to purchase during the current offering period, which commenced on November 15, 2017. Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period may not exceed 1,250 shares.
(4)	In February 2017, the board of directors approved an amendment to the 2013 Plan, which was approved by the shareholders in May 2017. Pursuant to the amendment to the 2013 Plan, the automatic share increase provision was removed. See Note 10 – “Stock-Based Compensation Plans” of our Notes to the Consolidated Financial Statements.
(5)	Pursuant to the terms of the 2013 ESPP Plan, on the first day of each fiscal year, beginning with the 2015 fiscal year, the number of shares authorized for issuance under the 2013 ESPP Plan is automatically increased by the lesser of: (i) 366,667 shares of our common stock; (ii) 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Board may determine.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2018, which information will appear under the captions entitled “Proposal 1: Election of Directors” and “Certain Relationships and Related Party Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 4, 2018, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2018” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form 10-K beginning on page F-1.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Net and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

The following exhibits are included herein or incorporated herein by reference:

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report with respect to the quarter ended September 30, 2013 on Form 10-Q filed on November 22, 2013).

3.2	Amended and Restated Bylaws of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report with respect to the quarter ended September 30, 2013 on Form 10-Q filed on November 22, 2013).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.1	Form of Contribution Agreement by and among Marcus & Millichap, Inc., Marcus & Millichap Company, and certain other shareholders of Marcus & Millichap Real Estate Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.2	Separation and Distribution Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.3	Tax Matters Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.4	Transition Services Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.5†	Form of Indemnification Agreement by and between Marcus & Millichap, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.6†*	Amended and Restated 2013 Omnibus Equity Incentive Plan.

10.7†	Form of Deferred Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.8†	Form of Stock Option Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.9†	Form of Restricted Stock Unit Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.10†	Form of Restricted Stock Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.11†	Form of Amendment, Restatement and Freezing of Stock Appreciation Rights Agreement (Section 409A grandfathered) (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.12†	Form of Sale Restriction Agreement (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.13†	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 28, 2013).

10.14†	Executive Short-Term Incentive Plan, dated March 13, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 17, 2014).

10.15	Credit Agreement, by and between Marcus & Millichap, Inc. and Wells Fargo Bank, National Association dated as of June 1, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014).

10.16	First Amendment to Credit Agreement, between the Company and Wells Fargo Bank, National Association dated as of August 21, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 9, 2015).

10.17	Second Amendment to Credit Agreement and Amended and Restated Revolving Line of Credit Note, between the Company and Wells Fargo Bank, National Association dated as of August 10, 2016 (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 7, 2016).

10.18*	Third Amendment to Credit Agreement and Amended and Restated Revolving Line of Credit Note, between the Company and Wells Fargo Bank, National Association dated as of October 16, 2017.

10.19†	Employment Agreement between the Company and Hessam Nadji effective as of March 31, 2016 (incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K/A (No. 001-36155) filed on April 8, 2016).

10.20†	Retirement Agreement and Release of All Claims between the Company and John J. Kerin dated as of June 13, 2016 (incorporated by reference to Exhibit 10.22 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 8, 2016).

10.21†	Employment Agreement between the Company and Mitchell R. LaBar effective as of March 31, 2016 (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017).

10.22†	Retirement Agreement and Release of All Claims between the Company and Gene A. Berman dated as of January 25, 2017 (incorporated by reference to Exhibit 10.24 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed on May 10, 2017).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished, not filed.

(c)	Financial Statement Schedules

Not applicable.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2018	Marcus & Millichap, Inc.

/s/ Hessam Nadji
Hessam Nadji
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hessam Nadji	Director, President and Chief Executive Officer	March 16, 2018
Hessam Nadji	(Principal Executive Officer)

/s/ Martin E. Louie	Chief Financial Officer	March 16, 2018
Martin E. Louie	(Principal Financial Officer)

/s/ Kurt H. Schwarz Kurt H. Schwarz	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2018

/s/ George M. Marcus	Director	March 16, 2018
George M. Marcus

/s/ William A. Millichap	Director	March 16, 2018
William A. Millichap

/s/ Norma J. Lawrence	Director	March 16, 2018
Norma J. Lawrence

/ s/ Nicholas F. McClanahan	Director	March 16, 2018
Nicholas F. McClanahan

/s/ George T. Shaheen	Director	March 16, 2018
George T. Shaheen

/s/ Don C. Watters	Director	March 16, 2018
Don C. Watters

MARCUS & MILLICHAP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Marcus & Millichap, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of net and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Los Angeles, California

March 16, 2018

MARCUS & MILLICHAP, INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$220,786	$187,371
Commissions receivable	9,586	4,809
Prepaid expenses	9,661	8,094
Income tax receivable	1,308	1,182
Marketable securities, available-for-sale	73,560	27,454
Other assets, net	5,529	5,102

Total current assets	320,430	234,012
Prepaid rent	15,392	13,285
Property and equipment, net	17,153	16,355
Marketable securities, available–for-sale	52,099	77,475
Assets held in rabbi trust	8,787	7,337
Deferred tax assets, net	22,640	35,571
Other assets	23,163	9,981

Total assets	$459,664	$394,016

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,202	$10,133
Notes payable to former stockholders	1,035	986
Deferred compensation and commissions	49,180	44,754
Accrued bonuses and other employee related expenses	23,842	22,303

Total current liabilities	83,259	78,176
Deferred compensation and commissions	49,361	44,455
Notes payable to former stockholders	7,651	8,686
Deferred rent and other liabilities	4,505	3,845

Total liabilities	144,776	135,162

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at December 31, 2017 and 2016, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,374,011 and 37,882,266 at December 31, 2017 and 2016, respectively	4	4
Additional paid-in capital	89,877	85,445
Stock notes receivable from employees	(4)	(4)
Retained earnings	224,071	172,599
Accumulated other comprehensive income	940	810

Total stockholders’ equity	314,888	258,854

Total liabilities and stockholders’ equity	$459,664	$394,016

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Real estate brokerage commissions	$649,393	$662,220	$632,574
Financing fees	49,653	43,444	42,558
Other revenues	20,654	11,786	13,923

Total revenues	719,700	717,450	689,055

Operating expenses:
Cost of services	446,557	444,768	423,389
Selling, general, and administrative expense	171,648	161,794	147,710
Depreciation and amortization expense	5,363	4,387	3,305

Total operating expenses	623,568	610,949	574,404

Operating income	96,132	106,501	114,651
Other income (expense), net	4,590	2,134	443
Interest expense	(1,496)	(1,533)	(1,726)

Income before provision for income taxes	99,226	107,102	113,368
Provision for income taxes	47,702	42,445	47,018

Net income	51,524	64,657	66,350
Other comprehensive income:
Unrealized gains (losses) on marketable securities, net of tax of $139, $197 and $(394) for the years ended December 31, 2017, 2016 and 2015, respectively	193	313	(592)
Foreign currency translation gain (loss), net of tax of $0, $0 and $(90) for the years ended December 31, 2017, 2016 and 2015, respectively	(63)	40	890

Total other comprehensive income	130	353	298

Comprehensive income	$51,654	$65,010	$66,648

Earnings per share:
Basic	$1.32	$1.66	$1.71
Diluted	$1.32	$1.66	$1.69
Weighted average common shares outstanding:
Basic	38,988	38,899	38,848
Diluted	39,100	39,035	39,162

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	—	$—	36,918,442	$4	$75,058	$(4)	$41,592	$159	$116,809
Net and comprehensive income	—	—	—	—	—	—	66,350	298	66,648
Stock-based award activity
Stock-based compensation	—	—	—	—	7,114	—	—	—	7,114
Issuance of common stock pursuant to employee stock purchase plan	—	—	34,152	—	976	—	—	—	976
Issuance of common stock for settlement of deferred stock units	—	—	455,151	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	195,830	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	10,110	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(217,229)	—	(8,730)	—	—	—	(8,730)
Windfall tax benefit from stock-based award activity	—	—	—	—	6,173	—	—	—	6,173

Balance as of December 31, 2015	—	—	37,396,456	4	80,591	(4)	107,942	457	188,990
Net and comprehensive income	—	—	—	—	—	—	64,657	353	65,010
Stock-based award activity
Stock-based compensation	—	—	—	—	7,035	—	—	—	7,035
Issuance of common stock pursuant to employee stock purchase plan	—	—	30,080	—	673	—	—	—	673
Issuance of common stock for settlement of deferred stock units	—	—	435,026	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	231,971	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	14,742	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(226,009)	—	(5,565)	—	—	—	(5,565)
Windfall tax benefit from stock-based award activity	—	—	—	—	2,711	—	—	—	2,711

Balance as of December 31, 2016	—	—	37,882,266	4	85,445	(4)	172,599	810	258,854
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	85	—	(52)	—	33

Balance at January 1, 2017, as adjusted	—	—	37,882,266	4	85,530	(4)	172,547	810	258,887
Net and comprehensive income	—	—	—	—	—	—	51,524	130	51,654
Stock-based award activity
Stock-based compensation	—	—	—	—	9,145	—	—	—	9,145
Issuance of common stock pursuant to employee stock purchase plan	—	—	30,209	—	653	—	—	—	653
Issuance of common stock for settlement of deferred stock units	—	—	351,801	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	284,837	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,538	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(192,640)	—	(5,451)	—	—	—	(5,451)

Balance as of December 31, 2017	—	$—	38,374,011	$4	$89,877	$(4)	$224,071	$940	$314,888

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$51,524	$64,657	$66,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,363	4,387	3,305
Provision for bad debt expense	219	47	281
Stock-based compensation	9,145	7,035	7,114
Deferred taxes, net	12,825	(483)	65
Net realized losses (gains) on marketable securities, available-for-sale	(2)	123	(132)
Tax benefit from stock-based award activity	—	2,711	10,483
Excess tax benefit from stock-based award activity	—	(2,711)	(10,483)
Other non-cash items	108	444	509
Changes in operating assets and liabilities:
Commissions receivable	(4,777)	(1,467)	70
Prepaid expenses	(1,567)	(552)	(6)
Prepaid rent	(2,107)	(4,210)	(5,430)
Assets held in rabbi trust	(700)	(1,263)	(1,514)
Other assets, net	(13,665)	(803)	(8,027)
Accounts payable and accrued expenses	(572)	964	(912)
Income tax receivable (payable)	(126)	2,867	(6,649)
Accrued bonuses and other employee related expenses	1,782	(8,218)	3,261
Deferred compensation and commissions	8,427	10,988	12,360
Deferred rent obligation and other liabilities	660	(30)	1,475

Net cash provided by operating activities	66,537	74,486	72,120
Cash flows from investing activities
Purchases of marketable securities, available-for-sale	(65,093)	(107,898)	(146,050)
Proceeds from sales and maturities of marketable securities, available-for-sale	44,753	137,593	26,142
Payments received on employee notes receivable	27	12	22
Issuances of employee notes receivable	(481)	(455)	(247)
Purchase of property and equipment	(6,554)	(9,473)	(6,796)
Proceeds from sale of property and equipment	10	40	—

Net cash (used in) provided by investing activities	(27,338)	19,819	(126,929)
Cash flows from financing activities
Proceeds from issuance of shares pursuant to employee stock purchase plan	653	673	976
Taxes paid related to net share settlement of stock-based awards	(5,451)	(5,565)	(8,730)
Excess tax benefit from stock-based award activity	—	2,711	10,483
Principal payments on notes payable to former stockholders	(986)	(938)	(894)

Net cash (used in) provided by financing activities	(5,784)	(3,119)	1,835
Net increase (decrease) in cash and cash equivalents	33,415	91,186	(52,974)
Cash and cash equivalents at beginning of year	187,371	96,185	149,159

Cash and cash equivalents at end of year	$220,786	$187,371	$96,185

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(dollar amounts in thousands)

	Years Ended December 31,
	2017	2016	2015
Supplemental disclosures of cash flow information
Interest paid during the period	$1,912	$628	$868

Income taxes paid, net	$35,002	$37,350	$43,120

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$243	$325	$208

Property and equipment additions incurred but not yet paid included in accounts payable and accrued expenses	$(359)	$34	$462

Settlements of deferred compensation obligation with trust assets	$—	$—	$37

See accompanying notes to consolidated financial statements.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of December 31, 2017, MMI operates 78 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Accounting Policies

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. At December 31, 2017 and 2016, portions of the balance of cash and cash equivalents were held in four financial institutions, various money market funds with fixed and floating net asset values and short-term commercial paper. Money market funds that have floating net asset values and may be subject to gating or liquidity fees. Management believes the likelihood of realizing material losses from the excess of cash balances over federally insured limits is remote.

Revenue Recognition

The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. Revenues from real estate brokerage commissions are recognized when there is persuasive evidence of an arrangement, all services have been provided, the price is fixed and determinable and collectability is reasonably assured. These criteria are typically met at the close of escrow. The Company generates financing fees from securing financing on purchase transactions as well as fees earned from refinancing its clients’ existing mortgage debt and other financing activities. Revenues from financing fees are recognized at the time the loan closes and there are no remaining significant obligations for performance in connection with the transaction. Other revenues generally include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. Revenues from these services are recognized when the services are provided or upon closing of the transaction.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Commissions Receivable

Commissions receivable consists of commissions earned on brokerage transactions for which payment has not yet been received. The Company evaluates the need for an allowance for doubtful accounts based on the specific-identification of potentially uncollectible accounts. The majority of commissions receivable are settled within 10 days after the close of escrow. As a result, the Company did not require an allowance for commissions receivable at December 31, 2017 and 2016.

Cost of Services

Cost of services principally consists of variable commissions, compensation-related costs related to the Company’s financing activities and other costs for the Company’s investment sales and financing professionals related to transactions closed in the period. Investment sales and financing professionals’ commissions are generally accrued based on revenue from transactions generated by the Company’s investment sales and financing professionals. Investment sales and financing professionals are compensated at commission rates based on individual agreements and a portion of the commissions due upon the closing of a transaction may be deferred in accordance with their contracts.

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

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other items, the time frame and extent to which the fair market value of a security is less than its amortized cost, the Company’s intent and ability to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis.

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

Recurring Fair Value Measurements

The Company carries its investments including commercial paper and floating NAV money market funds recorded in cash and cash equivalents, investments in marketable securities, available-for-sale and assets held in

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

the Rabbi Trust at fair value. U.S. GAAP defines the fair value of a financial instrument as the amount that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. The Company is responsible for the determination of the value of the investment carried and fair value and the supporting methodologies and assumptions. The Company uses various pricing sources to validate the values utilized.

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

Assets and Liabilities not Measured at Fair Value

The Company’s commissions receivable, amounts due from employees and investment sales and financing professionals (included in other assets, net current and other assets non-current captions), accounts payable and accrued expenses and commissions payable (included in deferred compensation and commissions current and deferred compensation and commissions non-current captions) are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms which approximate current market rates.

The Company’s obligations under notes payable to former stockholders bear fixed interest rates. The Company has determined that the carrying value on these instruments approximates fair value. As the Company’s obligations under stock appreciation rights (“SARs”) liability (included in deferred compensation and commissions current and deferred compensation and commissions non-current captions) bear interest at a variable rate based on U.S. Treasuries, the Company has determined that the carrying value approximates their fair value.

Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company uses the straight-line method for depreciation and amortization. Depreciation and amortization are generally provided over estimated useful lives ranging from three to seven years.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

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

The Company, from time to time, advances funds to its investment sales and financing professionals. Certain amounts may bear a nominal interest rate, with any cash receipts on notes applied first to any unpaid principal balance prior to any income being recognized. The Company generally has the ability to collect a portion of these amounts from future commissions due to the investment sales and financing professional. The Company may forgive a portion of the amount over time depending on the nature of the advance generally ratably over a contracted service period. Amounts forgiven are charged to selling, general and administrative expense at the time the amounts are forgiven. The Company evaluates the need for an allowance for these amounts based on the specific identification of potentially uncollectible amounts and provides an allowance based on consideration of historical experience. Amounts are generally written off upon separation from the Company of the investment sales and financing professional as a service provider or when amounts are determined to be no longer collectable.

In connection with a brokerage transaction, the Company may need to, or be required to, hold cash in escrow for a transaction participant. These amounts are deposited into separate customer trust accounts controlled by the Company. The amounts are included in current other assets, net with a corresponding liability included in accounts payable and accrued expenses, both in the consolidated balance sheets.

Leases

The Company leases all of its facilities under operating lease agreements. Lease agreements may contain periods of free rent or reduced rent or contain predetermined fixed increases in the minimum rent. The Company recognizes the minimum lease payments as rent expense on a straight-line basis over the noncancellable term of the lease, which considers renewals and early termination clauses. The Company records the difference between the amount charged to rent expense and the rent paid as a deferred rent obligation (included in accounts payable and accrued expenses and deferred rent and other liabilities captions). The Company typically leases general purpose built-out office space, which reverts to the lessor upon termination of the lease. Any payments for improvements, net of incentives received, are recorded as prepaid rent. Prepaid rent is amortized using the straight-line method over the expected lease term as a charge to rent expense.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in selling, general, and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Advertising costs for the years ended December 31, 2017, 2016 and 2015 was $824,000, $1.2 million and $1.1 million, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to (1) differences between the

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

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

Because of the nature of the Company’s business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, the Company’s tax position can be complex. As such, the Company’s effective tax rate is subject to changes as a result of fluctuations in the mix of its activity in the various jurisdictions in which the Company operates including changes in tax rates, state apportionment, tax related interest and penalties, valuation allowances and other permanent items.

The threshold for recognizing the benefits of tax return positions in the financial statements is “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. The Company’s inventory of tax positions has been assessed with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction), and the Company has concluded that no uncertain tax positions are required to be recognized in the Company’s consolidated financial statements.

The Company recognizes interest and penalties incurred as income tax expense.

Stock-Based Compensation

The Company follows the accounting guidance for share based payments which requires the measurement and recognition of compensation expense for all stock based awards made to employees, independent contractors and non-employee directors. Awards are issued under the Amended and Restated 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) and 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”).

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

After adoption of Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) on January 1, 2017, the Company accounts for forfeitures as they occur.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, due from independent contractors (included under other assets, net current

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

and other assets non-current captions), investments in marketable securities, available-for-sale, security deposits (included under other assets, non-current caption) and commissions receivables. Cash and cash equivalents are placed with high-credit quality financial institutions and invested in high-credit quality money market funds and commercial paper. Concentrations of marketable securities, available-for-sale are limited by the approved investment policy.

To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. The Company historically has not experienced any significant losses related to cash and cash equivalents.

The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the twelve months ended December 31, 2017, 2016 and 2015, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.

During the twelve months ended December 31, 2017, 2016 and 2015, the Company’s Canadian operations represented less than 1% of total revenues.

During the twelve months ended December 31, 2017, 2016 and 2015 no office represented 10% or more of total revenues.

Segment Reporting

The Company follows the guidance for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. Substantially all of the Company’s operations involve the delivery of commercial real estate services to our customers including real estate investment sales, financing and consulting and advisory services. Management makes operating decisions, assesses performance and allocates resources based on an ongoing review of these integrated operations, which constitute the Company’s only operating segment for financial reporting purposes.

Recent Accounting Pronouncements

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09. ASU 2016-09 changes the accounting for share-based payment awards issued to employees. The Company adopted this new standard effective on January 1, 2017. The Company adopted the provisions of ASU 2016-09 on a prospective basis except for the change in the accounting for forfeitures, where the Company adopted the provision on a modified retrospective basis with a cumulative-effect adjustment as of January 1, 2017.

As a result of the adoption, in periods subsequent to December 31, 2016, windfall tax benefits, net are recorded as a discrete item in the Company’s provision for income taxes. The Company recognized $2.9 million in windfall tax benefits, net during the year ended December 31, 2017 as a reduction in the provision for income taxes in the consolidated statements of net and comprehensive income. See Note 11 – “Income Taxes” for additional information. Prior to the adoption, any windfall tax benefits, net were recorded in additional paid in

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

capital. Additionally, in periods subsequent to December 31, 2016, excess tax benefits for share-based payments are included in cash flows from operating activities rather than cash flows from financing activities, prior periods have not been adjusted. Further, the Company changed its accounting for forfeitures from estimating awards that are not expected to vest to recording forfeitures when they actually occur. The cumulative effect adjustment as of January 1, 2017 related to forfeitures was a charge to retained earnings of approximately $52,000 (net of tax) and is expected to have a minor impact on the timing of stock based compensation subsequent to January 1, 2017. See Note 10 – “Stock-Based Compensation Plans” for additional information.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The guidance clarifies that modification accounting will be applied if the value, vesting conditions or classification of the award changes. The Company adopted ASU 2017-09 during the year ended December 31, 2017. The adoption did not have any impact on the Company’s consolidated financial position or results of operations.

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

The Company assessed the impacts of the standard and determined that its contracts contain one performance obligation related to its real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate and that it is operating as a principal in all of its revenue generating activities. The Company does not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. The Company determined the transaction price is fixed and determinable and collectability is reasonably assured. Revenue should be recognized in principally all cases at the close of escrow for real estate brokerage, close of loan for financing and when services are provided upon closing of the transaction for other revenues. Accordingly, the adoption of ASU 2014-09, as clarified, will not have an effect on the manner or timing of the recognition of the Company’s revenue.

ASU 2014-09 permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company will adopt the new standard on January 1, 2018 using the prospective application method.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

arrangements. The Company is still evaluating the impact of the new standard and has begun evaluating the population of all leases and related systems and internal control considerations. The Company will be required to adopt the new standard in 2019, and the Company’s consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases. As of December 31, 2017, the Company has remaining contractual obligations for operating leases (autos and office), which aggregate approximately $86.9 million. Accordingly, the Company anticipates that the adoption of the new standard will have a material impact on the Company’s consolidated balance sheet. The amount of which and the potential impact on the consolidated statements of net and comprehensive income and consolidated statements of cash flows has yet to be determined.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2020. Under ASU 2016-13, the Company will be required to use an expected-loss model for its marketable securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At December 31, 2017, the Company had $125.7 million in marketable securities, available for sale which would be subject to this new standard. As of December 31, 2017, these marketable securities, available for sale have an average credit rating of AA and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments.

3.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Computer software and hardware equipment	$16,247	$14,583
Furniture, fixtures, and equipment	21,695	20,066
Less: accumulated depreciation and amortization	(20,789)	(18,294)

	$17,153	$16,355

During the years ended December 31, 2017 and 2016, the Company wrote-off approximately $2.9 million and $2.8 million, respectively, of fully depreciated computer software and hardware and furniture, fixtures, and equipment.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

4.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2017	2016	2017	2016
Due from independent contractors, net (1) (2)	$3,672	$2,231	$21,726	$8,702
Security deposits	—	—	1,158	1,059
Employee notes receivable (3)	366	314	255	132
Customer trust accounts and other	1,491	2,557	24	88

	$5,529	$5,102	$23,163	$9,981

(1)	Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years. As of December 31, 2017 and 2016, the weighted average interest rate for notes receivable due from the Company’s investment sales and financing professionals was approximately 3.5% and 3.3%, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.
(2)	Includes allowance for doubtful accounts related to current receivables of $494 and $313 as of December 31, 2017 and 2016, respectively. The Company recorded a provision for bad debt expense of $219, $47 and $281 and wrote off $38, $93 and $115 of these receivables for the years ended December 31, 2017, 2016 and 2015, respectively.
(3)	See Note 7 – “Related-Party Transactions” for additional information.

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2017	2016	2017	2016
SARs liability (1)	$1,662	$1,366	$20,217	$20,949
Commissions payable to investment sales and financing professionals	46,257	42,781	21,924	17,101
Deferred compensation liability (1)	1,261	607	7,220	6,405

	$49,180	$44,754	$49,361	$44,455

(1)	The SARs and deferred compensation liability become subject to payout as a result of a participant no longer being considered as an employee or service provider. As a result of the retirement of certain participants, estimated amounts to be paid to the participants within the next twelve months has been classified as current.

SARs Liability

Prior to the IPO, certain employees of the Company were granted SARs under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen as of March 31, 2013, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in ten annual installments in January of each

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

year upon retirement or termination from service. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rates at January 1, 2017, 2016 and 2015 were 4.446%, 4.273% and 4.173%, respectively. MMI recorded interest expense related to this liability of $931,000, $914,000 and $857,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the twelve months ended December 31, 2017, the Company made total payments (consisting of accumulated interest) of $1.4 million classified as an operating cash flow in the deferred compensation and commissions caption in the accompanying consolidated statements of cash flows.

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

Deferred Compensation Liability

A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the year ended December 31, 2017, the Company made total payments to participants of $607,000.

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	December 31,
	2017	2016	2015
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$849	$470	$(57)

Increase (decrease) in the carrying value of the deferred compensation obligation (2)	$904	$452	$(67)

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

5.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$57,712	$—	$(88)	$57,624	$24,987	$—	$(30)	$24,957
U.S. government sponsored entities	7,016	—	(8)	7,008	2,497	—	—	2,497
Corporate debt securities	8,931	—	(3)	8,928	—	—	—	—

	$73,659	$—	$(99)	$73,560	$27,484	$—	$(30)	$27,454

Long-term investments:
U.S. treasuries	$18,111	$7	$(164)	$17,954	$40,865	$—	$(229)	$40,636
U.S. government sponsored entities	5,306	—	(62)	5,244	12,618	—	(58)	12,560
Corporate debt securities	22,505	268	(54)	22,719	17,841	74	(165)	17,750
Asset-backed securities and other	6,180	17	(15)	6,182	6,557	18	(46)	6,529

	$52,102	$292	$(295)	$52,099	$77,881	$92	$(498)	$77,475

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	December 31, 2017		December 31, 2016
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(158)	$63,229	$(491)	$86,105

12 months or longer	$(236)	$44,961	$(37)	$721

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	December 31,
	2017	2016
Gross realized gains (1)	$2	$43

Gross realized losses (1)	$—	$(166)

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income. The cost basis of securities sold were determined on the specific identification method.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipated liquidity and capital requirements, anticipated credit deterioration, duration management or when a security no longer meets the criteria of the Company’s investment policy. During 2016, the Company sold one security, which no longer met the requirements of its investment policy for a loss of $152,000.

As of December 31, 2017, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. The Company has no current intent to sell and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipated liquidity and capital requirements, anticipated credit deterioration, duration management or when a security no longer meets the criteria of the Company’s investment policy.

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$73,659	$73,560	$27,484	$27,454
Due after one year through five years	30,644	30,517	57,309	57,144
Due after five years through ten years	15,090	15,200	14,992	14,841
Due after ten years	6,368	6,382	5,580	5,490

	$125,761	$125,659	$105,365	$104,929

Weighted average maturity	2.6 years		3.5 years

Actual maturities may differ from contractual maturities because certain borrowers are required to make principal payments or have the right to prepay certain obligations with or without prepayment penalties.

6.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by these former stockholders (“the Notes”). The Notes had been previously assumed by MMC, and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments and a final principal payment due during the second quarter of 2020. During each of the years ended December 31, 2017 and 2016, the Company made total payments on the Notes, including interest, of $1.5 million.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Accrued interest included in accounts payable and accrued expenses in the accompanying consolidated balance sheets pertaining to the Notes consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued interest	$305	$337

Interest expense pertaining to the Notes consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Interest expense	$454	$502	$548

Future minimum principal payments on the Notes consisted of the following (in thousands):

December 31, 2017
2018	$1,035
2019	1,087
2020	6,564
2021	—
2022	—

$8,686

7.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC whereby the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company acquires the services separately. During the years ended December 31, 2017, 2016 and 2015, the Company incurred net costs of $210,000, $227,000 and $257,000 under the TSA, respectively. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the years ended December 31, 2017, 2016 and 2015, the Company generated real estate brokerage commissions and financing fees of $2.1 million, $5.1 million and $2.7 million, respectively, from subsidiaries of MMC related to these services. The Company incurred cost of services of $1.2 million, $3.0 million and $1.6 million, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single story office building located in Palo Alto, California, which expires on May 31, 2022. Rent expense for this lease aggregated $1.0 million, $1.0 million and

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

$693,500 for the years ended December 31, 2017, 2016 and 2015, respectively. Rent expense is included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Accounts Payable and Accrued Expenses with MMC

As of December 31, 2017 and 2016, accounts payable and accrued expenses with MMC totaling $91,000 and $303,000, respectively, remain unpaid and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Other

The Company makes advances to non-executive employees from time-to-time. At December 31, 2017 and 2016, the aggregate principal amount for employee notes receivable was $621,000 and $446,000, respectively, which is included in other assets, net current and other assets non-current captions in the accompanying consolidated balance sheets. See Note 4 – “Selected Balance Sheet Data” for additional information.

As of December 31, 2017, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned approximately 49% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Assets carried at fair value are categorized into one of the three categories described in Note 2 – “Accounting Policies” and consisted of the following (in thousands):

	December 31, 2017				December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets held in rabbi trust	$8,787	$—	$8,787	$—	$7,337	$—	$7,337	$—

Cash and cash equivalents (1) :
Commercial Paper	$11,441	$—	$11,441	$—	$9,987	$—	$9,987	$—
Money market funds	157,788	157,788	—	—	142,503	142,503	—	—

	$169,229	$157,788	$11,441	$—	$152,490	$142,503	$9,987	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. Treasuries	$57,624	$57,624	$—	$—	$24,957	$24,957	$—	$—
U.S. Government Sponsored Entities	7,008	—	7,008	—	2,497	—	2,497	—
Corporate debt securities	8,928	—	8,928	—	—	—	—	—

	$73,560	$57,624	$15,936	$—	$27,454	$24,957	$2,497	$—

Long-term investments:
U.S. Treasuries	$17,954	$17,954	$—	$—	$40,636	$40,636	$—	$—
U.S. Government Sponsored Entities	5,244	—	5,244	—	12,560	—	12,560	—
Corporate debt securities	22,719	—	22,719	—	17,750	—	17,750	—
Asset-backed securities and other	6,182	—	6,182	—	6,529	—	6,529	—

	$52,099	$17,954	$34,145	$—	$77,475	$40,636	$36,839	$—

(1)	Included in cash and cash equivalents.

See Note 2 – “Accounting Policies” for information on fair value of the Company’s other financial instruments.

There were no transfers in or out of Level 1 and Level 2 during the year ended December 31, 2017.

9.	Stockholders’ Equity

Common Stock

As of December 31, 2017 and 2016, there were 38,374,011 and 37,882,266 shares of common stock, $0.0001 par value, issued and outstanding, respectively. Such amounts include unvested restricted stock awards issued to non-employee directors. See Note 13 – “Earnings Per Share” for additional information.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2017 and 2016, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income as of December 31, 2017, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and (losses) of available- for-sale securities	Foreign currency translation (2)	Total
Beginning balance, December 31, 2016	$(255)	$1,065	$810
Other comprehensive income (loss) before reclassifications	193	(63)	130
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	—	—

Net current-period other comprehensive income (loss)	193	(63)	130

Ending balance, December 31, 2017	$(62)	$1,002	$940

(1)	Included as a component of other income (expense), net in the consolidated statements of net and comprehensive income. Reclassifications are determined on a specific identification basis.
(2)	The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments. See Note 11 – “Income Taxes” for additional information.

10.	Stock-Based Compensation Plans

2013 Omnibus Equity Incentive Plan

The board of directors adopted the 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors approved an amendment to the 2013 Plan, which was approved by the shareholders in May 2017. Grants are made from time to time by the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were initially reserved for the issuance of awards. Pursuant to the automatic increases previously provided for in the 2013 Plan, the board of directors approved share reserve increases aggregating 3,300,000. Pursuant to the amendment to the 2013 Plan referenced above, the automatic share increase provision was removed. At December 31, 2017, there were 5,586,917 shares available for future grants under the Plan.

Awards Granted and Settled

Under the 2013 Plan, the Company has issued restricted stock awards (“RSAs”) to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. Substantially all RSAs vest in equal annual installments over a three-year period from the date of grant. All RSUs vest in equal annual installments over a five-year period from the date of grant. Any unvested awards are canceled upon termination

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

of service. Awards accelerate upon death subject to approval by the compensation committee. As of December 31, 2017, there were no issued or outstanding options, SARs, performance units or performance shares awards.

During the year ended December 31, 2017, 279,679 shares of RSUs vested and 284,837 shares of common stock were delivered, including 5,158 shares that vested in 2016 and 55,289 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. During the year ended December 31, 2017, 351,801 fully vested DSUs settled and 137,351 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

During the year ended December 31, 2017, the Company recorded windfall tax benefits, net of $2.9 million as a discrete item in the Company’s provision for income taxes when awards were settled as a result of the adoption of ASU 2016-09 during 2017. Prior to January 1, 2017, windfall tax benefits, net were recorded as a component of additional paid-in capital. During the year ended December 31, 2016, the Company recorded windfall tax benefits, net of $2.7 million as a component of additional paid-in capital. See Note 11 – “Income Taxes” for additional information.

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non- Employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2015 (1)	35,364	468,969	521,780	1,026,113	$21.17
Granted	14,742	239,012	81,880	335,634	23.76
Vested	(20,994)	(104,820)	(132,309)	(258,123)	19.88
Transferred	—	2,062	(2,062)	—	14.54
Forfeited/canceled	—	(38,743)	(14,451)	(53,194)	20.07

Nonvested shares at December 31, 2016 (1)	29,112	566,480	454,838	1,050,430	$22.38

Granted
February 2017	—	139,013	7,272	146,285
May 2017	13,986	8,156	11,652	33,794
August 2017	3,552	7,889	51,308	62,749
November 2017	—	9,528	12,194	21,722

Total Granted	17,538	164,586	82,426	264,550	26.86
Vested	(15,918)	(140,480)	(139,199)	(295,597)	21.21
Transferred	—	(58,503)	58,503	—	25.70
Forfeited/canceled	—	(31,224)	(6,304)	(37,528)	23.30

Nonvested shares at December 31, 2017 (1)	30,732	500,859	450,264	981,855	$23.90

Unrecognized stock-based compensation expense as of December 31, 2017 (2)	$534	$9,753	$10,030	$20,317

Weighted average remaining vesting period (years) as of December 31, 2017	1.71	3.13	2.65	2.86

(1)	Nonvested RSU’s will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 2.86 years.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2017, 2016 and 2015, the aggregate fair value of vested RSUs and RSAs were $7.8 million, $7.0 million and $7.5 million, respectively.

As of December 31, 2017 and 2016, remaining outstanding fully vested DSUs were 578,618 and 930,419, respectively. For the years ended December 31, 2017, 2016 and 2015, the fair value of fully vested DSUs was $10.2 million, $10.4 million and $18.6 million, respectively. See “Amendments to Restricted Stock and SARs” section below and Note 13 – “Earnings Per Share” for additional information. Future share settlements of DSUs by year consisted of the following:

December 31, 2017
2018	237,052
2021	60,373
2022	281,193

578,618

Employee Stock Purchase Plan

In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“2013 ESPP Plan”). The 2013 ESPP Plan qualifies under Section 423 of the IRS Code and provides for consecutive, non-overlapping 6-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. Qualifying employees may purchase shares of the Company stock at a 10% discount based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations. The Company determined that the 2013 ESPP Plan was a compensatory plan and is required to expense the fair value of the awards over each 6-month offering period.

The 2013 ESPP Plan initially had 366,667 shares of common stock reserved and 246,895 and 277,104 shares of common stock remain available for issuance at December 31, 2017 and 2016, respectively. The 2013 ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the board. Pursuant to the provisions of the 2013 ESPP Plan, the board of directors determined share reserve increases have not been required. At December 31, 2017, total unrecognized compensation cost related to the 2013 ESPP Plan was $58,000 and is expected to be recognized over a weighted average period of 0.37 years.

Amendments to Restricted Stock and SARs

Restricted Stock

In connection with the IPO, the formula settlement value of all outstanding shares of stock held by the plan participants was removed, and all such shares of stock are subject to sales restrictions that lapse at a rate of 20% per year for five years if the participant remains employed by the Company. In the event of death or termination of employment after reaching the age of 67, 100% of the shares of stock will be released from the resale restriction. Further, 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company. Of the original 3,689,326 shares subject to resale restriction, 732,020 shares remain subject to sales restriction for the year ended December 31, 2017.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

SARs and DSUs

Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or termination as employee or service provider under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains a service provider to the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled.

Summary of Stock-Based Compensation

The Company adopted ASU 2016-09 on January 1, 2017 and changed its accounting for forfeitures on a prospective basis from estimating awards that are not expected to vest to recording forfeitures when they actually occur. As a result of the change in the accounting for forfeitures, the Company recorded a cumulative effect adjustment to retained earnings of approximately $52,000 (net of tax) as of January 1, 2017. Components of stock-based compensation are included in selling, general and administrative expense in the consolidated statements of net and comprehensive income consisted of the following (in thousands, except common stock price):

	Years Ended December 31,
	2017	2016	2015
Employee stock purchase plan	$128	$169	$285
RSAs – non-employee directors	397	422	319
RSUs – employees	3,750	3,130	2,351
RSUs – independent contractors (1)	4,870	3,314	4,159

	$9,145	$7,035	$7,114

Common stock price at beginning of period	$26.72	$29.14	$33.25
Common stock price at end of period	$32.61	$26.72	$29.14
Increase (decrease) in stock price	$5.89	$(2.42)	$(4.11)

(1)	The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered non-employees under the accounting standards. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement. Stock-based compensation expense is therefore impacted by the changes in the Company’s common stock price during each reporting period.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

11.	Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Income (loss) before provision for income taxes:
United States	$100,031	$108,797	$116,448
Foreign	(805)	(1,695)	(3,080)

	$99,226	$107,102	$113,368

The provision (benefit) for income taxes consisted of the following:
Federal:
Current	$28,993	$36,228	$39,895
Deferred	13,249	(337)	(1,853)

	$42,242	$35,891	$38,042

State:
Current	$5,883	$6,700	$7,058
Deferred	(423)	(146)	1,918

	$5,460	$6,554	$8,976

	$47,702	$42,445	$47,018

On December 22, 2017, the Tax Cuts and Job Act (“the Act”) legislation was enacted, which significantly changed the U.S. corporate income tax laws by, among other items, reducing the U.S. corporate income tax rate to 21% from 35% starting in 2018, further limiting 162(m) deductions and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the Act, the Company revalued its deferred taxes, net due to the changes in the U.S. corporate statutory federal income tax rate and recorded a net charge of $11.6 million in the provision for income taxes during the fourth quarter of 2017. Although the Company’s accounting for certain income tax effects of the Act is incomplete, it was determined that the $11.6 million charge is a reasonable estimate of those effects. When the IRS issues additional guidance and regulations enabling the Company to finalize certain tax positions, the Company will be able to conclude whether any further adjustments are required to be made to its deferred tax asset, net balance as of December 31, 2017. Any adjustments to this provisional amount will be reported no later than the fourth quarter of 2018, as a component of the provision for income taxes in the reporting period in which any such adjustments are determined.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets, net consisted of the following (in thousands):

	December 31,
	2017	2016
Deferred Tax Assets:
Accrued expenses and bonuses	$1,307	$1,455
Bad debt and other reserves	1,416	2,191
Deferred compensation	12,693	19,511
Stock-based compensation	9,144	14,978
Deferred rent	1,283	1,731
Net operating and capital loss carryforwards	1,809	1,637
Other comprehensive income	6	173
State taxes	622	497

Deferred tax assets before valuation allowance	28,280	42,173
Valuation allowance	(1,893)	(1,723)

Deferred Tax Assets	$26,387	$40,450

Deferred Tax Liabilities:
Fixed assets	$(2,861)	$(3,850)
Prepaid expenses	(886)	(1,029)

Deferred Tax Liabilities	(3,747)	(4,879)

Deferred Tax Assets, Net	$22,640	$35,571

As of December 31, 2017, and 2016, the Company had state and Canadian net operating and capital losses (“NOLs”) of approximately $7.8 million and $6.4 million, respectively, which will begin to expire in 2019. Certain limitations may be placed on NOLs as a result of “changes in control” as defined in Section 382 of the Internal Revenue Code. In the event a change in control occurs, it will have the effect of limiting the annual usage of the carryforwards in future years. Additional changes in control in future periods could result in further limitations of the Company’s ability to offset taxable income. In addition, the utilization of these NOLs may be subject to certain limitations under state and foreign laws.

A valuation allowance is required when it is more-likely-than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax asset is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. Management determined that as of December 31, 2017 and 2016, $1.9 million and $1.7 million, respectively, of the deferred tax assets related to state and Canadian losses do not satisfy the recognition criteria and therefore have recorded a valuation allowance for this amount. The valuation allowance for deferred tax assets was increased by $170,000, $412,000 and $583,000 during 2017, 2016 and 2015, respectively. The increases are primarily related to the Company’s Canadian operations.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate of 35% to income before provision for income taxes and consisted of the following (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate of 35%	$34,729	35.0%	$37,485	35.0%	$39,679	35.0%
State income tax expense, net of federal benefit	3,577	3.6%	4,346	4.1%	4,569	4.0%
Effect of state rate change on deferred taxes	(30)	—	(79)	(0.1)%	1,273	1.1%
Windfall tax benefits, net of shortfalls related to stock-based compensation	(2,568)	(2.6)%	—	—	—	—
Permanent differences related to compensation charges, net of federal benefit	30	—	39	—	81	0.1%
Change in valuation allowance	170	0.2%	412	0.4%	583	0.5%
Effect of rate and other changes on federal deferred taxes, net due to enactment of Tax Cuts and Jobs Act	11,644	11.7%	—	—	—	—
Other	150	0.2%	242	0.2%	833	0.8%

	$47,702	48.1%	$42,445	39.6%	$47,018	41.5%

During the year ended December 31, 2016, the Company recorded $2.7 million as a credit to additional paid-in capital in the accompanying consolidated balance sheets, in connection with windfall tax benefits, net associated with the settlement of DSUs/RSUs/RSAs. Effective January 1, 2017, as a result of the adoption of ASU 2016-09, any windfall tax benefits, net are recorded in the Company’s provision for income taxes in the consolidated statements of net and comprehensive income.

As of December 31, 2017 and 2016, the Company has no liabilities for unrecognized tax benefits or any related interest or penalties.

The Company is subject to tax in various jurisdictions and, as a matter or ordinary course, the Company is subject to income tax examinations by the federal, state and foreign taxing authorities for the tax years 2013 to 2017. The Company is not currently under income tax examination by any taxing authorities.

The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.

12.	Retirement Plans

Effective January 2014, the Company has its own defined contribution plan (the “Contribution Plan”) under Section 401(k) of the Internal Revenue Code for all eligible employees who have completed one month of service. The Contribution Plan is subject to the provisions of the Employee Retirement Income Security Act of

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

1974, as amended. Participants may contribute up to 100% of their annual eligible compensation, subject to IRS limitation and ERISA. The Company makes matching contributions of 50% on the first 8% of employee contributions per pay period up to a maximum of the employee’s compensation, up to a maximum of $4,000 per eligible employee per year. Company matching contributions aggregated $733,000, $628,000 and $570,000 for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

13.	Earnings per Share

Basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 consisted of the following (in thousands, except per share data):

	Years Ended December 31,
	2017	2016	2015
Numerator (Basic and Diluted):
Net income	$51,524	$64,657	$66,350

Denominator:
Basic
Weighted Average Common Shares Issued and Outstanding	38,142	37,637	37,141
Deduct: Unvested RSAs (1)	(29)	(36)	(43)
Add: Fully vested DSUs (2)	875	1,298	1,750

Weighted Average Common Shares Outstanding	38,988	38,899	38,848

Basic earnings per common share	$1.32	$1.66	$1.71

Diluted
Weighted Average Common Shares Outstanding from above	38,988	38,899	38,848
Add: Dilutive effect of RSUs, RSAs & ESPP	112	136	314

Weighted Average Common Shares Outstanding	39,100	39,035	39,162

Diluted earnings per common share	$1.32	$1.66	$1.69

Antidilutive shares excluded from diluted earnings per common share (3)	512	516	79

(1)	RSAs were issued and outstanding to the non-employee directors and generally have a three-year vesting term subject to service requirements. See Note 10 – “Stock-Based Compensation Plans” for additional information.
(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 9 – “Stockholders’ Equity” for additional information.
(3)	Primarily pertaining to RSU grants to the Company’s employees and independent contractors.

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under non-cancelable operating leases for office facilities and automobiles with terms in excess of one year consisted of the following (in thousands):

December 31, 2017
2018	$18,650
2019	16,468
2020	15,423
2021	12,997
2022	9,364
Thereafter	13,995

$86,897

Deferred rent totaled $4.8 million and $4.3 million as of December 31, 2017 and 2016, respectively. The noncurrent portion is included in defered rent and other liabilities and the current portion is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. Rental expense was $25.6 million, $23.4 million and $17.8 million for the years ended December 31, 2017, 2016 and 2015, respectively and is included in selling, general, and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses.

The Company subleases certain office space to subtenants. The rental income received from these subleases is included as a reduction of rental expense and was not material for the years ended December 31, 2017, 2016 and 2015, respectively.

Credit Agreement

On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (“Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which, as amended, matures on June 1, 2020. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at December 31, 2017. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio. In connection with executing the Credit Agreement, as amended, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

and commitment fee is included in interest expense in the accompanying consolidated statements of net and comprehensive income and was $110,000, $116,000 and $130,000 during the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there were no amounts outstanding under the Credit Agreement.

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end both on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of December 31, 2017, the Company was in compliance with all financial and non-financial covenants.

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

Other

In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to its investment sales and financing professionals upon reaching certain performance goals. Such commitments as of December 31, 2017 aggregated $2.9 million.

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

Marcus & Millichap, Inc.

Notes to Consolidated Financial Statements

	Three Months Ended
	Dec. 31 2017	Sep. 30 2017	Jun. 30 2017	Mar. 31 2017	Dec. 31 2016	Sep. 30 2016	Jun. 30 2016	Mar. 31 2016
	(in thousands, except per share data)
Consolidated Financial Statement Data:
Total revenues	$202,776	$183,341	$180,371	$153,212	$189,157	$180,634	$183,387	$164,272
Cost of services	131,730	114,803	110,377	89,647	121,637	113,852	113,126	96,153
Operating income	27,403	24,683	24,998	19,048	27,906	24,905	28,832	24,858
Net income	8,480	15,475	15,569	12,000	17,174	15,144	17,524	14,815
Earnings per share:
Basic	$0.22	$0.40	$0.40	$0.31	$0.44	$0.39	$0.45	$0.38
Diluted	$0.22	$0.39	$0.40	$0.31	$0.44	$0.39	$0.45	$0.38