Form 10-Q
period 2018-03-31
Marcus & Millichap, Inc.
filed 2018-05-10
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of May 4, 2018 was 38,581,859 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$199,370	$220,786
Commissions receivable	2,851	9,586
Prepaid expenses	7,432	9,661
Income tax receivable	—	1,308
Marketable securities, available-for-sale	94,826	73,560
Other assets, net	4,624	5,529

Total current assets	309,103	320,430
Prepaid rent	15,193	15,392
Property and equipment, net	17,097	17,153
Marketable securities, available-for-sale	35,573	52,099
Assets held in rabbi trust	8,756	8,787
Deferred tax assets, net	21,054	22,640
Other assets	26,191	23,163

Total assets	$432,967	$459,664

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,482	$9,202
Notes payable to former stockholders	1,035	1,035
Deferred compensation and commissions	26,913	49,180
Income tax payable	3,131	—
Accrued bonuses and other employee related expenses	10,741	23,842

Total current liabilities	48,302	83,259
Deferred compensation and commissions	38,969	49,361
Notes payable to former stockholders	7,651	7,651
Deferred rent and other liabilities	4,636	4,505

Total liabilities	99,558	144,776

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,578,834 and 38,374,011 at March 31, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	90,840	89,877
Stock notes receivable from employees	(4)	(4)
Retained earnings	242,095	224,071
Accumulated other comprehensive income	474	940

Total stockholders’ equity	333,409	314,888

Total liabilities and stockholders’ equity	$432,967	$459,664

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Real estate brokerage commissions	$162,525	$140,137
Financing fees	9,724	10,054
Other revenues	2,292	3,021

Total revenues	174,541	153,212

Operating expenses:
Cost of services	101,649	89,647
Selling, general, and administrative expense	48,053	43,220
Depreciation and amortization expense	1,375	1,297

Total operating expenses	151,077	134,164

Operating income	23,464	19,048
Other income (expense), net	1,209	836
Interest expense	(360)	(382)

Income before provision for income taxes	24,313	19,502
Provision for income taxes	6,302	7,502

Net income	18,011	12,000
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities, net of tax of $(164) and $65 for the three months ended March 31, 2018 and 2017, respectively	(492)	47
Foreign currency translation gain (loss), net of tax of $0 for each of the three months ended March 31, 2018 and 2017	39	(2)

Total other comprehensive (loss) income	(453)	45

Comprehensive income	$17,558	$12,045

Earnings per share:
Basic	$0.46	$0.31
Diluted	$0.46	$0.31
Weighted average common shares outstanding:
Basic	39,095	38,948
Diluted	39,250	39,108

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings		Total
	Shares	Amount	Shares	Amount				Accumulated Other Comprehensive Income
Balance at December 31, 2017	—	$—	38,374,011	$4	$89,877	$(4)	$224,071	$940	$314,888

Cumulative effect of a change in accounting principle	—	—	—	—	—	—	13	(13)	—

Balance at January 1, 2018, as adjusted	—	—	38,374,011	4	89,877	(4)	224,084	927	314,888
Net and comprehensive income	—	—	—	—	—	—	18,011	(453)	17,558

Stock-based award activity
Stock-based compensation	—	—	—	—	2,613	—	—	—	2,613
Issuance of common stock for vesting of restricted stock units	—	—	252,930	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(48,107)	—	(1,650)	—	—	—	(1,650)

Balance as of March 31, 2018	—	$—	38,578,834	$4	$90,840	$(4)	$242,095	$474	$333,409

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$18,011	$12,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,375	1,297
(Recovery) provision for bad debt expense	(106)	(44)
Stock-based compensation	2,613	1,866
Deferred taxes, net	1,750	1,179
Other non-cash items	55	(8)
Changes in operating assets and liabilities:
Commissions receivable	6,735	1,500
Prepaid expenses	2,229	1,608
Prepaid rent	199	(1,315)
Other assets	(2,109)	(8,728)
Accounts payable and accrued expenses	(2,682)	(1,381)
Income tax receivable (payable)	4,439	(3,495)
Accrued bonuses and other employee related expenses	(12,970)	(14,113)
Deferred compensation and commissions	(32,659)	(28,106)
Deferred rent obligation and other liabilities	131	654

Net cash used in operating activities	(12,989)	(37,086)
Cash flows from investing activities
Purchases of marketable securities, available-for-sale	(35,360)	(23,014)
Proceeds from sales and maturities of marketable securities, available-for-sale	30,067	4,741
Issuances of employee notes receivable	(125)	(265)
Payments received on employee notes receivable	3	3
Proceeds from sale of property and equipment	—	10
Purchase of property and equipment	(1,362)	(1,367)

Net cash used in investing activities	(6,777)	(19,892)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(1,650)	(1,361)

Net cash used in financing activities	(1,650)	(1,361)

Net decrease in cash and cash equivalents	(21,416)	(58,339)
Cash and cash equivalents at beginning of period	220,786	187,371

Cash and cash equivalents at end of period	$199,370	$129,032

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(dollar amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information
Interest paid during the period	$1,553	$15

Income taxes paid, net	$113	$9,818

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$131	$235

Change in property and equipment included in accounts payable and accrued expenses	$(38)	$(142)

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of March 31, 2018, MMI operates 78 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

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

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed on March 16, 2018 with the SEC. The results of the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for other interim periods or future years.

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

2.	Accounting Policies and Recent Accounting Pronouncements

Accounting Policies

The complete list of the Company’s accounting policies is included in the Company’s Annual Report on Form 10-K filed on March 16, 2018 with the SEC.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. The Company generates financing fees from securing financing on purchase transactions as well as fees earned from refinancing its clients’ existing mortgage debt and other financing activities. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. The Company’s contracts contain one performance obligation related to its real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate and provide that it is operating as a principal in all its revenue generating activities. The Company does not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. Accordingly, the Company determined that the transaction price is generally fixed and determinable and collectability is reasonably assured. The Company recognizes revenue in principally all cases at the close of escrow for real estate brokerage, close of loan for financing and when services are provided upon closing of the transaction for other revenues.

Capitalization of Internal Labor

Certain costs related to the development or purchases of internal-use software are capitalized. Internal computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs and certain payroll and related costs that are incurred during the development stage of a project are capitalized and amortized using the straight-line method over estimated useful lives ranging from 3 to 7 years. Capitalized costs are recorded in the property and equipment, net caption and amortization is recorded in the depreciation and amortization caption in the condensed consolidated financial statements. Amortization begins for software that has been placed into production and is ready for its intended use. Postimplementation costs such as training, maintenance and support are expensed as incurred. The Company evaluates its capitalized software costs for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three months ended March 31, 2018 and 2017, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.

During the three months ended March 31, 2018 and 2017, the Company’s Canadian operations represented less than 1% of total revenues.

During the three months ended March 31, 2018 and 2017, no office represented 10% or more of total revenues.

Segment Reporting

The Company follows the guidance for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. Substantially all of the Company’s operations involve the delivery of commercial real estate

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

services to its customers including real estate investment sales, financing and consulting and advisory services. Management makes operating decisions, assesses performance and allocates resources based on an ongoing review of these integrated operations, which constitute the Company’s only operating segment for financial reporting purposes.

Recent Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the existing revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for the transfer to a customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU No. 2016-08, Revenue from Contacts with Customers: Principal Versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The additional ASU’s clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resources Group established by the FASB and extended the required adoption of ASU 2014-09 which is now effective for reporting periods beginning after December 15, 2017. The Company adopted the new standard on January 1, 2018 using the modified retrospective application method.

The Company assessed the impact of the standard and determined that its contracts contain one performance obligation related to its real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate and provide that it is operating as a principal in all of its revenue generating activities. The Company does not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. The Company determined the transaction price is generally fixed and determinable and collectability is reasonably assured. Revenue was and will continue to be recognized in principally all cases at the close of escrow for real estate brokerage, close of loan for financing and when services are provided upon closing of the transaction for other revenues. Accordingly, the adoption of ASU 2014-09, as clarified, does not have an effect on the manner or timing of the recognition of the Company’s revenue.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. ASU 2018-02 permits Companies that elect to make the reclassification adjustment the option to apply the guidance retrospectively or to record the reclassification as of the beginning of the period of adoption. The Company adopted the new standard on January 1, 2018 and elected to make the reclassification adjustment pertaining to the stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the “Act”) from accumulated other comprehensive income to retained earnings as of the beginning of the period presented in the amount of $13,000.

Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company is still evaluating the impact of the new standard and has begun evaluating the population of all leases and related systems and internal control considerations. The Company will be required to adopt the new standard effective January 1, 2019, and the Company’s condensed consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases. As of March 31, 2018, the Company has remaining contractual obligations for operating leases (autos and office) that aggregate approximately $83.6 million. Accordingly, the Company anticipates that the adoption of the new standard will have a material impact on the Company’s condensed consolidated balance sheet. The amount of which and the potential impact on the condensed consolidated statements of net and comprehensive income and condensed consolidated statements of cash flows has yet to be determined.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2020. Under ASU 2016-13, the Company will be required to use an expected-loss model for its marketable securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At March 31, 2018, the Company had $130.4 million in marketable securities, available for sale which would be subject to this new standard. As of March 31, 2018, these marketable securities, available for sale have an average credit rating of AA and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments.

3.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Computer software and hardware equipment	$16,543	$16,247
Furniture, fixtures, and equipment	21,939	21,695
Less: accumulated depreciation and amortization	(21,385)	(20,789)

	$17,097	$17,153

During the three months ended March 31, 2018 and 2017, the Company wrote off approximately $784,000 and $949,000 respectively, of fully depreciated computer software and hardware and furniture, fixtures and equipment.

4.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Due from independent contractors, net (1) (2)	$2,713	$3,672	$24,798	$21,726
Security deposits	—	—	1,161	1,158
Employee notes receivable (3)	351	366	177	255
Customer trust accounts and other	1,560	1,491	55	24

	$4,624	$5,529	$26,191	$23,163

(1)	Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years.
(2)	Includes allowance for doubtful accounts related to current receivables of $337 and $494 as of March 31, 2018 and December 31, 2017, respectively. The Company recorded a (recovery) provision for bad debt expense of $(106) and $(44) and wrote off $51 and $16 of these receivables for the three months ended March 31, 2018 and 2017, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.
(3)	See Note 7 – “Related-Party Transactions” for additional information.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Stock appreciation rights (“SARs”) liability (1)	$1,895	$1,662	$18,706	$20,217
Commissions payable to investment sales and financing professionals	23,635	46,257	12,501	21,924
Deferred compensation liability (1)	1,383	1,261	7,762	7,220

	$26,913	$49,180	$38,969	$49,361

(1)	The SARs and deferred compensation liability become subject to payout as a result of a participant no longer being considered as a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to the participants within the next twelve months has been classified as current.

SARs Liability

Prior to the IPO, certain employees of the Company were granted SARs under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen as of March 31, 2013, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in ten annual installments in January of each year upon retirement or termination from service. Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rates at January 1, 2018 and 2017 were 4.409% and 4.446%, respectively. MMI recorded interest expense related to this liability of $225,000 and $233,000, for the three months ended March 31, 2018 and 2017, respectively.

Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the three months ended March 31, 2018, the Company made total payments (consisting of accumulated interest) of $1.5 million classified as an operating cash flow in the deferred compensation and commissions caption in the accompanying condensed consolidated statements of cash flows.

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

Deferred Compensation Liability

A select group of management is eligible to participate in a Deferred Compensation Plan. The plan is a 409A plan and permits the participant to defer compensation up to limits as determined by the plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, as defined in the Deferred Compensation Plan, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the three months ended March 31, 2018, the Company made total payments to participants of $193,000.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Increase in the carrying value of the assets held in the rabbi trust (1)	$14	$199

Increase in the carrying value of the deferred compensation obligation (2)	$—	$211

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

5.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$72,344	$—	$(171)	$72,173	$57,712	$—	$(88)	$57,624
U.S. government sponsored entities	10,536	—	(35)	10,501	7,016	—	(8)	7,008
Corporate debt securities	12,165	—	(13)	12,152	8,931	—	(3)	8,928

	$95,045	$—	$(219)	$94,826	$73,659	$—	$(99)	$73,560

Long-term investments:
U.S. treasuries	$4,553	$—	$(160)	$4,393	$18,111	$7	$(164)	$17,954
U.S. government sponsored entities	1,737	—	(67)	1,670	5,306	—	(62)	5,244
Corporate debt securities	23,332	28	(304)	23,056	22,505	268	(54)	22,719
Asset-backed securities and other	6,485	9	(40)	6,454	6,180	17	(15)	6,182

	$36,107	$37	$(571)	$35,573	$52,102	$292	$(295)	$52,099

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	March 31, 2018		December 31, 2017
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(508)	$96,685	$(158)	$63,229

12 months or longer	$(282)	$28,880	$(236)	$44,961

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Gross realized gains (1)	$—	$—

Gross realized losses (1)	$—	$—

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined on the specific identification method.

As of March 31, 2018, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. The Company has no current intent to sell, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipated liquidity and capital requirements, anticipated credit deterioration, duration management or when a security no longer meets the criteria of the Company’s investment policy.

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$95,045	$94,826	$73,659	$73,560
Due after one year through five years	14,733	14,608	30,644	30,517
Due after five years through ten years	14,956	14,645	15,090	15,200
Due after ten years	6,418	6,320	6,368	6,382

	$131,152	$130,399	$125,761	$125,659

Weighted average contractual maturity	2.5 years		2.6 years

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accrued interest included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets pertaining to the Notes consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued interest	$415	$305

Interest expense pertaining to the Notes consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest expense	$109	$122

7.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC whereby the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company acquires the services separately. During the three months ended March 31, 2018 and 2017, the Company incurred net costs of $72,000 and $82,000 under the TSA, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended March 31, 2018 and 2017, the Company earned real estate brokerage commissions and financing fees of $2.6 million and $203,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $1.5 million and $122,000, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single story office building located in Palo Alto, California, which expires on May 31, 2022. Rent expense for this lease aggregated $253,000 for each of the three months ended March 31, 2018 and 2017. Rent expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Accounts Payable and Accrued Expenses with MMC

As of March 31, 2018 and December 31, 2017, accounts payable and accrued expenses with MMC totaling $101,000 and $91,000, respectively, remain unpaid and are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Other

The Company makes advances to non-executive employees from time-to-time. At March 31, 2018 and December 31, 2017, the aggregate principal amount for employee notes receivable was $528,000 and $621,000, respectively, which is included in other assets, net current and other assets non-current captions in the accompanying condensed consolidated balance sheets. See Note 4 – “Selected Balance Sheet Data” for additional information.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned approximately 48% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

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

The degree of judgment used in measuring the fair value of financial instruments is generally inversely correlated with the level of observable valuation inputs. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Financial instruments for which no quoted prices are available have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets carried at fair value are categorized into one of the three categories described above and consisted of the following (in thousands):

	March 31, 2018				December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets held in rabbi trust	$8,756	$—	$8,756	$—	$8,787	$—	$8,787	$—

Cash equivalents (1):
Commercial paper	$7,945	$—	$7,945	$—	$11,441	$—	$11,441	$—
Money market funds	165,027	165,027	—	—	157,788	157,788	—	—

	$172,972	$165,027	$7,945	$—	$169,229	$157,788	$11,441	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. treasuries	$72,173	$72,173	$—	$—	$57,624	$57,624	$—	$—
U.S. government sponsored entities	10,501	—	10,501	—	7,008	—	7,008	—
Corporate debt securities	12,152	—	12,152	—	8,928	—	8,928	—

	$94,826	$72,173	$22,653	$—	$73,560	$57,624	$15,936	$—

Long-term investments:
U.S. treasuries	$4,393	$4,393	$—	$—	$17,954	$17,954	$—	$—
U.S. government sponsored entities	1,670	—	1,670	—	5,244	—	5,244	—
Corporate debt securities	23,056	—	23,056	—	22,719	—	22,719	—
Asset-backed securities and other	6,454	—	6,454	—	6,182	—	6,182	—

	$35,573	$4,393	$31,180	$—	$52,099	$17,954	$34,145	$—

(1)	Included in cash and cash equivalents.

There were no transfers in or out of Level 1 and Level 2 during the three months ended March 31, 2018.

9.	Stockholders’ Equity

Common Stock

As of March 31, 2018 and December 31, 2017, there were 38,578,834 and 38,374,011 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee directors, respectively. See Note 12 – “Earnings per Share” for additional information.

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2018 and December 31, 2017, there were no preferred shares issued or outstanding.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive income as of March 31, 2018, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and (losses) of available-for- sale securities	Foreign currency translation (3)	Total
Beginning balance, December 31, 2017	$(62)	$1,002	$940
Cumulative effect of change in accounting principle (1)	(13)	—	(13)

Balance at January 1, 2018, as adjusted	(75)	1,002	927

Other comprehensive (loss) income before reclassifications	(492)	39	(453)
Amounts reclassified from accumulated other comprehensive (loss) income (2)	—	—	—

Net current-period other comprehensive (loss) income	(492)	39	(453)

Ending balance, March 31, 2018	$(567)	$1,041	$474

(1)	Relates to reclassification of stranded tax effects from accumulated other comprehensive income to retained earnings as a result of adoption of ASU 2018-02. See Note 2 – “Accounting Policies and Recent Accounting Pronouncements” for additional information.
(2)	Included as a component of other income (expense), net in the condensed consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
(3)	The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

10.	Stock-Based Compensation Plans

2013 Omnibus Equity Incentive Plan

The board of directors adopted the 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors approved an amendment to the 2013 Plan, which was approved by the shareholders in May 2017. Grants are made from time to time by the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were initially reserved for the issuance of awards. Pursuant to the automatic increases previously provided for in the 2013 Plan, the board of directors approved share reserve increases aggregating 3,300,000. Pursuant to the amendment to the 2013 Plan referenced above, the automatic share increase provision was removed. At March 31, 2018, there were 5,502,845 shares available for future grants under the Plan.

Awards Granted and Settled

Under the 2013 Plan, the Company has issued restricted stock awards (“RSAs”) to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest in equal annual installments over a one-year or three-year period from the date of grant. All RSUs vest in equal annual installments over a five-year period from the date of grant. Any unvested awards are canceled upon termination of service. Awards accelerate upon death subject to approval by the compensation committee. As of March 31, 2018, there were no issued or outstanding options, SARs, performance units or performance shares awards.

During the three months ended March 31, 2018, 258,930 shares of RSUs vested of which 252,930 shares of common stock were delivered and 48,107 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2017	30,732	500,859	450,264	981,855	$23.90

Granted
February 2018	—	106,419	20,293	126,712
March 2018	—	15,000	—	15,000

Total Granted	—	121,419	20,293	141,712	32.43
Vested	—	(132,325)	(126,605)	(258,930)	20.59
Transferred	—	—	—	—	—
Forfeited/canceled	—	(1,960)	(4,598)	(6,558)	29.21

Nonvested shares at March 31, 2018 (1)	30,732	487,993	339,354	858,079	$26.27

Unrecognized stock-based compensation expense as of March 31, 2018 (2)	$423	$12,669	$10,154	$23,246

Weighted average remaining vesting period (years) as of March 31, 2018	1.60	3.54	2.69	3.14

(1)	Nonvested RSU’s will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.14 years.

As of March 31, 2018, 578,618 fully vested deferred stock units (“DSUs”) remained outstanding. See “Amendments to Restricted Stock and SARs” section below and Note 12 – “Earnings Per Share” for additional information. Future share settlements of DSUs by year consisted of the following:

March 31, 2018
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

The ESPP Plan initially had 366,667 shares of common stock reserved and 246,895 shares of common stock remain available for issuance for each of the periods at March 31, 2018 and December 31, 2017, respectively. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the board. Pursuant to the provisions of the ESPP Plan, the board of directors determined a share reserve increase was not required in the prior years. At March 31, 2018, total unrecognized compensation cost related to the ESPP Plan was $19,000 and is expected to be recognized over a weighted average period of 0.12 years.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amendments to Restricted Stock and SARs

Restricted Stock

In connection with the IPO, the formula settlement value of all outstanding shares of stock held by the plan participants was removed, and all such shares of stock are subject to sales restrictions that lapse at a rate of 20% per year for five years if the participant remains employed by the Company. In the event of death or termination of employment after reaching the age of 67, 100% of the shares of stock will be released from the resale restriction. Further, 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company. Of the original 3,689,326 shares subject to resale restriction, 732,020 shares remain subject to sales restriction at March 31, 2018.

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

Summary of Stock-Based Compensation

Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income consisted of the following (in thousands, except common stock price):

	Three Months Ended March 31,
	2018	2017
Employee stock purchase plan	$39	$46
RSAs – non-employee directors	111	89
RSUs – employees	953	914
RSUs – independent contractors (1)	1,510	817

	$2,613	$1,866

Common stock price at beginning of period	$32.61	$26.72
Common stock price at end of period	$36.06	$24.58
Increase (decrease) in stock price	$3.45	$(2.14)

(1)	The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered non-employees under the accounting standards. Accordingly, such awards are required to be measured at fair value at the end of each reporting period until settlement. Stock-based compensation expense is therefore impacted by the changes in the Company’s common stock price during each reporting period.

11.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 25.9% and 38.5%, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (in thousands):

	Three Months Ended March 31,
	2018		2017
	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$5,106	21.0%	$6,826	35.0%
State income tax expense, net of federal benefit	1,097	4.5%	768	3.9%
Effect of foreign operations	32	0.1%	76	0.4%
Windfall tax benefits, net related to stock-based compensation	(217)	(0.9)%	(156)	(0.7)%
Permanent items and other	284	1.2%	(12)	(0.1)%

	$6,302	25.9%	$7,502	38.5%

On December 22, 2017, the Act was enacted, which significantly changed the U.S. corporate income tax laws by, among other items, reducing the U.S. corporate income tax rate to 21% from 35% starting in 2018, further limiting 162(m) deductions and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the Act, the Company revalued its deferred taxes, net due to the changes in the U.S. corporate statutory federal income tax rate and recorded a net charge of $11.6 million in the provision for income taxes during the fourth quarter of 2017. Although the Company’s accounting for certain income tax effects of the Act is incomplete, it was determined that the $11.6 million charge is a reasonable estimate of those effects. As of March 31, 2018, this amount continues to be our best estimate of the impact of the Act in accordance with our understanding of the Act and the related guidance available. When the IRS issues additional guidance and regulations enabling the Company to finalize certain tax positions, the Company will be able to conclude whether any further adjustments are required to be made to its deferred tax assets, net balance as of December 31, 2017. Any adjustments to this provisional amount will be reported no later than the fourth quarter of 2018, as a component of the provision for income taxes in the reporting period in which any such adjustments are determined.

12.	Earnings per Share

Basic and diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Numerator (Basic and Diluted):
Net income	$18,011	$12,000

Denominator:
Basic
Weighted average common shares issued and outstanding	38,547	38,047
Deduct: Unvested RSAs (1)	(31)	(29)
Add: Fully vested DSUs (2)	579	930

Weighted Average Common Shares Outstanding	39,095	38,948

Basic earnings per common share	$0.46	$0.31

Diluted
Weighted Average Common Shares Outstanding from above	39,095	38,948
Add: Dilutive effect of RSUs, RSAs & ESPP	155	160

Weighted Average Common Shares Outstanding	39,250	39,108

Diluted earnings per common share	$0.46	$0.31

Antidilutive shares excluded from diluted earnings per common share (3)	291	299

(1)	RSAs were issued and outstanding to the non-employee directors and have a one-year or three-year vesting term subject to service requirements. See Note 10 – “Stock-Based Compensation Plans” for additional information.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 10 – “Stock-Based Compensation Plans” for additional information.
(3)	Primarily pertaining to RSU grants to the Company’s employees and independent contractors.

13.	Commitments and Contingencies

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

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at March 31, 2018. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio. In connection with executing the Credit Agreement, as amended the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $26,000 and $27,000 during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there were no amounts outstanding under the Credit Agreement.

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end both on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of March 31, 2018, the Company was in compliance with all financial and non-financial covenants.

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

Other

In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to its investment sales and financing professionals upon reaching certain performance goals. Such commitments as of March 31, 2018 aggregated $1.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the words “Marcus & Millichap,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., Marcus & Millichap Real Estate Investment Services, Inc. and its other consolidated subsidiaries.

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 16, 2018, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years.

As of March 31, 2018, we had 1,769 investment sales and financing professionals that are primarily exclusive independent contractors operating in 78 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three months ended March 31, 2018, we closed 2,085 investment sales, financing and other transactions with total volume of approximately $9.8 billion. During the year ended December 31, 2017, we closed 8,979 sales, financing and other transactions with total volume of approximately $42.2 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For the three months ended March 31, 2018, approximately 93% of our revenues were generated from real estate brokerage commissions, 6% from financing fees and 1% from other revenues, including consulting and advisory services. During the year ended December 31, 2017, approximately 90% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 3% from other revenues, including consulting and advisory services.

We divide commercial real estate into four major market segments, characterized by price:

•	Properties with prices less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.

Our strength is in serving private clients in the $1-$10 million private client market segment, which contributed approximately 65% and 71% of our real estate brokerage commissions during the three months ended March 31, 2018 and 2017, respectively. The following tables set forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended March 31,
	2018			2017			Change
	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
Real Estate Brokerage		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	245	$162	$6,868	242	$142	$5,994	3	$20	$874
Private client market ($1 - $10 million)	1,168	3,559	106,012	1,121	3,398	99,750	47	161	6,262
Middle market (≥$10 - $20 million)	113	1,605	27,271	88	1,202	19,154	25	403	8,117
Larger transaction market (≥$20 million)	59	2,589	22,374	38	1,748	15,239	21	841	7,135

	1,585	$7,915	$162,525	1,489	$6,490	$140,137	96	$1,425	$22,388

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

Factors Affecting Our Business

Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate investment sales and financing transactions we close in any period. The number and size of these transactions are affected by our ability to recruit and retain investment sales and financing professionals, identify and contract properties for sale and those that need financing and refinancing. We principally monitor the commercial real estate market through four factors, which generally drive our business. These factors are the economy, commercial real estate supply and demand, capital markets and investment sentiment and investment activity.

The Economy

Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or a negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, retail spending and confidence trends can have a positive or a negative impact on our business. Overall market conditions can have an effect on investor sentiment and, ultimately, the demand for our services from investors in real estate. Elevated consumer and business confidence in the first quarter, likely invigorated by the new tax law, supported steady economic growth. Consumption, business investment and hiring all maintained a sound pace of growth in the first quarter, pointing to a positive outlook for the year. Risks to the outlook include stock market volatility, prospects of a trade war and rising geopolitical risk, all of which have the potential to disrupt confidence levels and economic growth. While the stimulus of tax reductions has begun to fuel spending, we believe additional gains could be impeded should additional clarification of the tax law not emerge soon. Congress’ inability to pass needed technical corrections to the tax law and the slow emergence of guidance from the IRS could erode some of the potential lift. It is widely anticipated that the new leadership of the Federal Reserve will continue to cautiously exert upward pressure on interest rates to contain inflation risk. We believe sentiment about economic expansion in 2018 remains conservatively optimistic.

Commercial Real Estate Supply and Demand

Our business is dependent on the willingness of investors to invest in or sell commercial real estate, which is affected by factors beyond our control. These factors include the supply of commercial real estate coupled with user demand for these properties and the performance of real estate assets when compared with other investment alternatives, such as stocks and bonds. Despite the generally moderate pace of economic growth over the past eight years, we believe commercial real estate offers a compelling option for investors, as real estate fundamentals generally remain balanced. The slow-but-steady economic gains generated demand while keeping construction levels limited for most property types on a national scale, although construction is elevated for some property types in certain metropolitan areas. The prospects of a modest lift in economic growth, spurred by the stimulus of the new tax law, in conjunction with positive demographics should sustain demand levels on a macro basis, keeping vacancy levels tight through the coming year. Rent growth has begun to flatten for several property types, but the overall momentum continues to be positive. The extension of the positive outlook should enable commercial real estate investors to advance their underwriting models with greater confidence, supporting investor demand for the sector.

Capital Markets

Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt and, as a result, credit and liquidity impact transaction activity and prices. Changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether increases or decreases, could adversely or positively affect the operations and income potential of commercial real estate properties. These changes also influence the demand of investors for commercial real estate investments. We believe indications from the U.S. Federal Reserve of future interest rate increases, a reduction of the Federal Reserve balance sheet, uncertainty as to the impact of new fiscal policies, stock market volatility and rising longer term interest rates remain a short-term headwind for real estate transactions. In addition, a recent change of the Chairperson of the Federal Reserve could alter Federal Reserve policies and have a meaningful impact on interest rates and investor activity. We have continued to see disciplined underwriting from lenders, who have tightened their underwriting standards modestly, as well as ample liquidity in the market.

Investor Sentiment and Investment Activity

We rely on investors to buy and sell properties in order to generate commissions. Investors’ desires to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning. We believe that we are in a maturing real estate cycle. During the last two years, the sales transaction market has continued to step-down from peak levels set in 2015. We believe the maturing cycle, combined with volatility in financial markets, inflation trends and rising interest rates have caused investors and lenders to assume more cautious underwriting assumptions resulting in the slowdown in sales. Furthermore, although investor sentiment has risen since the new tax law was enacted, many investors are still grappling with the complex new rules, further delaying transactions. We believe the boost to investor sentiment generated by the new tax law, together with the healthy property fundamentals and lack of over-leveraging during the past several years should likely manifest in rising transaction activity as additional guidance from the IRS emerges and as tax professionals provide investors with more guidance on how the new rules can be applied. We believe that these factors should continue to support long-term commercial real estate investor demand and, therefore, demand for our brokerage and financing services.

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

Cost of services

The majority of our cost of services expense is variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, there are some who are initially paid a salary and certain of our financing professionals are employees and, as such, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual revenue thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at the Company’s election, and paid at the beginning of the fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers where the Company is the principal service provider. Cost of services, therefore, can vary based on the commission structure of the independent contractors that closed transactions in any particular period.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest income, net gains or losses on our deferred compensation plan assets, realized gains and losses on our marketable securities, available-for-sale, foreign currency gains and losses and other non-operating gains and losses.

Interest Expense

Interest expense primarily consists of interest expense associated with the stock appreciation rights (“SARs”) liability, notes payable to former stockholders and our credit agreement.

Provision for Income Taxes

We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions. Our provision for income taxes includes the windfall tax benefits, net from shares issued in connection with our 2013 Plan and 2013 ESPP Plan.

We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which reduced the U.S. federal statutory tax rate from 35% to 21% beginning in 2018.

Key Metrics

Transaction Activity by Property Type

We have a long history and significant expertise in our core property types of multifamily, retail, office and industrial. We have expanded our expertise in the specialty property types by hiring and assigning specialty directors to coordinate our national presence in these property types and expand our market share. The following tables set forth the number and sales volume (dollars in billions) of investment sales, financing and other transactions for the three months ended March 31, 2018 compared to the same periods in 2017 by property type:

	Three Months Ended March 31,
	2018		2017		Change
	Number	Volume	Number	Volume	Number	Volume
Core Property Types:
Multifamily	770	$5.2	759	$4.0	11	$1.2
Retail	814	2.4	803	2.5	11	(0.1)
Office	139	0.6	172	0.6	(33)	—
Industrial	68	0.4	78	0.3	(10)	0.1

Total Core Property Types	1,791	$8.6	1,812	$7.4	(21)	$1.2

Specialty Property Types:
Hospitality	66	$0.4	41	$0.2	25	$0.2
Land	75	0.2	83	0.2	(8)	—
Self-Storage	50	0.2	44	0.2	6	—
Seniors Housing	22	0.1	16	0.2	6	(0.1)
Manufactured Housing	18	0.1	18	0.1	—	—
Mixed - Use / Other	63	0.2	53	0.2	10	—

Total Specialty Property Types	294	$1.2	255	$1.1	39	$0.1

	2,085	$9.8	2,067	$8.5	18	$1.3

Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During each of the three months ended March 31, 2018 and 2017, we closed nearly 2,100 investment sales, financing and other transactions with total volume of approximately $9.8 billion and $8.5 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Three Months Ended March 31,
Real Estate Brokerage	2018	2017
Average Number of Investment Sales Professionals	1,670	1,629
Average Number of Transactions per Investment Sales Professional	0.95	0.91
Average Commission per Transaction	$102,539	$94,115
Average Commission Rate	2.05%	2.16%
Average Transaction Size (in thousands)	$4,994	$4,359
Total Number of Transactions	1,585	1,489
Total Sales Volume (in millions)	$7,915	$6,490

	Three Months Ended March 31,
Financing (1)	2018	2017
Average Number of Financing Professionals	91	100
Average Number of Transactions per Financing Professional	3.56	3.91
Average Fee per Transaction	$29,040	$25,714
Average Fee Rate	0.93%	0.86%
Average Transaction Size (in thousands)	$3,111	$2,990
Total Number of Transactions	324	391
Total Sales Volume (in millions)	$1,008	$1,169

(1)	Operating metrics calculated excluding certain financing fees not directly associated to transactions.

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2018 and 2017. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Comparison of Three Months Ended March 31, 2018 and 2017

Below are key operating results for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended March 31, 2018	Percentage of Revenue	Three Months Ended March 31, 2017	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$162,525	93.1%	$140,137	91.5%	$22,388	16.0%
Financing fees	9,724	5.6	10,054	6.6	(330)	(3.3)
Other revenues	2,292	1.3	3,021	1.9	(729)	(24.1)

Total revenues	174,541	100.0	153,212	100.0	21,329	13.9

Operating expenses:
Cost of services	101,649	58.2	89,647	58.5	12,002	13.4
Selling, general, and administrative expense	48,053	27.6	43,220	28.2	4,833	11.2
Depreciation and amortization expense	1,375	0.8	1,297	0.9	78	6.0

Total operating expenses	151,077	86.6	134,164	87.6	16,913	12.6

Operating income	23,464	13.4	19,048	12.4	4,416	23.2
Other income (expense), net	1,209	0.7	836	0.5	373	44.6
Interest expense	(360)	(0.2)	(382)	(0.2)	22	(5.8)

Income before provision for income taxes	24,313	13.9	19,502	12.7	4,811	24.7
Provision for income taxes	6,302	3.6	7,502	4.9	(1,200)	(16.0)

Net income	$18,011	10.3%	$12,000	7.8%	$6,011	50.1%

Adjusted EBITDA (1)	$27,433	15.7%	$22,422	14.6%	$5,011	22.3%

Earnings per share:
Basic	$0.46		$0.31
Diluted	$0.46		$0.31
Weighted average common shares outstanding:
Basic	39,095		38,948
Diluted	39,250		39,108

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $174.5 million for the three months ended March 31, 2018 compared to $153.2 million for the same period in 2017, an increase of $21.3 million, or 13.9%. Total revenues increased primarily as a result of an increase in real estate brokerage commissions, partially offset by decreases in financing fees and other revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $162.5 million for the three months ended March 31, 2018 from $140.1 million for the same period in 2017, an increase of $22.4 million, or 16.0%. The increase was primarily driven by the increase in sales volume (22.0%) and number of investment sales transactions (6.4%). These increases were partially offset by a decrease in average commission rates (11 basis points) due to a larger proportion of our transactions that closed in the >$20 million larger transaction market segment, which generate lower commission rates.

Financing fees. Revenues from financing fees decreased to $9.7 million for the three months ended March 31, 2018 from $10.1 million for the same period in 2017, a decrease of $0.3 million, or 3.3%. The decrease was primarily driven by a decrease in sales volume (13.8%) due to an outsized growth in refinancing transactions during the three months ended March 31, 2017 with no such similar growth during the three months ended March 31, 2018. This decrease was partially offset by an increase in average fee rates (7 basis points) due to overall improved rates across all loan types.

Other revenues. Other revenues decreased to $2.3 million for the three months ended March 31, 2018 from $3.0 million for the same period in 2017, a decrease of $0.7 million, or 24.1%. The decrease was primarily driven by decreases in consulting and advisory services during the three months ended March 31, 2018 compared to the same period in 2017.

Total operating expenses

Our total operating expenses were $151.1 million for the three months ended March 31, 2018 compared to $134.2 million for the same period in 2017, an increase of $16.9 million, or 12.6%. The increase was primarily due to increases in cost of services, which are variable commissions paid to the Company’s investment sales professionals and compensation related costs in connection with our financing activities, selling, general and administrative costs and to a lesser extent depreciation and amortization, as described below.

Cost of services. Cost of services increased to $101.6 million for the three months ended March 31, 2018 from $89.6 million for the same period in 2017, an increase of $12.0 million, or 13.4%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues decreased to 58.2% compared to 58.5% for the same period in 2017 primarily due to a decrease in the proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commission rates. Traditionally, cost of services as a percent of total revenues is lower during the three-month periods ended March 31 as certain investment professionals may earn additional commissions later in the year after meeting annual revenue thresholds.

Selling, general and administrative expense. Selling, general and administrative expense increased to $48.1 million for the three months ended March 31, 2018 from $43.2 million for the same period in 2017, an increase of $4.8 million, or 11.2%. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $1.8 million increase in sales operations support and promotional marketing expenses to support sales activity, (ii) a $1.7 million increase in compensation related costs, including salaries and related benefits and management performance compensation primarily due to changes in bonus accruals and (iii) a $0.6 million increase in facilities expenses due to expansion of existing offices. In addition, selling, general and administrative expense increased due to a $0.7 million increase in stock-based compensation driven by fluctuations in our stock price and incremental stock-based awards since the first quarter of 2017.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1.4 million for the three months ended March 31, 2018 from $1.3 million for the same period in 2017, an increase of $0.1 million, or 6.0%.

Other income (expense), net

Other income (expense), net increased to $1.2 million for the three months ended March 31, 2018 from $0.8 million for the same period in 2017. The increase was primarily driven by an increase in interest income on our investments in marketable securities, available-for-sale, partially offset by a decrease in the value of our deferred compensation plan assets held in the rabbi trust.

Interest expense

There were no significant changes in interest expense for the three months ended March 31, 2018 compared to the same period in 2017.

Provision for income taxes

The provision for income taxes was $6.3 million for the three months ended March 31, 2018 compared to $7.5 million in the same period in 2017, a decrease of $1.2 million, or 16.0%. The effective income tax rate for the three months ended March 31, 2018 was 25.9% compared to 38.5% for the same period in 2017. The decrease in the effective tax rate was primarily due to the decrease in the federal statutory rate from 35% to 21%. Permanent items and other increased in 2018 compared to the prior year period due to changes in tax laws under the Act, primarily relating to additional limitations for deductions under IRC 162(m) and deduction disallowance for entertainment expenses.

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

The provisions for income taxes includes the difference in book and tax deductions associated with the settlement of shares under the Company’s 2013 Plan and certain disqualifying dispositions of shares issued under our 2013 ESPP Plan.

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

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$18,011	$12,000
Adjustments:
Interest income and other (1)	(1,228)	(625)
Interest expense	360	382
Provision for income taxes (2)	6,302	7,502
Depreciation and amortization	1,375	1,297
Stock-based compensation	2,613	1,866

Adjusted EBITDA(3)	$27,433	$22,422

(1)	Other for the three months ended March 31, 2018 and 2017 includes net realized gains (losses) on marketable securities, available-for-sale and cash and cash equivalents.
(2)	Provision for income taxes for the three months ended March 31, 2018 was calculated using a revised 21% U.S. federal corporate tax rate due to the enactment of the Act, which reduced the U.S. federal corporate tax rate from 35% to 21%.
(3)	The increase in Adjusted EBITDA for the three months ended March 31, 2018 compared to the same period in the prior year is primarily due to higher total revenues and a lower proportion of operating expenses compared to revenues.

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

Cash held in our Canadian operations aggregated $296,000 and $421,000 at March 31, 2018 and December 31, 2017, respectively.

Cash Flows

Our total cash and cash equivalents balance decreased by $21.4 million to $199.4 million at March 31, 2018 compared to $220.8 million at December 31, 2017. The following table sets forth our summary cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(12,989)	$(37,086)
Net cash used in investing activities	(6,777)	(19,892)
Net cash used in financing activities	(1,650)	(1,361)

Net decrease in cash and cash equivalents	(21,416)	(58,339)
Cash and cash equivalents at beginning of period	$220,786	$187,371
Cash and cash equivalents at end of period	$199,370	$129,032

Operating Activities

Cash flows used in operating activities were $13.0 million for the three months ended March 31, 2018 compared to $37.1 million for the same period in 2017. Net cash used in operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $24.1 million improvement in operating cash flows for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to differences in timing of payments and receipts, a decrease in advances to our investment sales and financing professionals, a change in bonus accruals and a lower proportion of operating expenses compared to revenues. These improvements in operating cash flows were partially offset by a decrease in the deferral of certain discretionary and other commissions. We traditionally experience net cash used in operating activities during the three-month periods ended March 31 since bonuses and certain deferred commissions related to the prior year(s) are typically paid during the first quarter of the new year.

Investing Activities

Cash flows used in investing activities were $6.8 million for the three months ended March 31, 2018 compared $19.9 million for the same period in 2017. The improvement in investing cash flows for the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to $5.3 million in net purchases of marketable securities, available-for-sale for the three months ended March 31, 2018 compared to $18.3 million in net purchases of marketable securities, available-for sale for the same period in 2017.

Financing Activities

Cash flows used in financing activities were $1.7 million for the three months ended March 31, 2018 compared to $1.4 million for the same period in 2017. The change in cash flows used in financing activities for the three months ended March 31, 2018 compared to the same period in 2017 was impacted by taxes paid related to net share settlement of stock-based awards. See Note 10 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.

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

Contractual Obligations and Commitments

There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Critical Accounting Policies; Use of Estimates

We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no material changes in our critical accounting policies, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the following:

Revenue Recognition

The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. The Company generates financing fees from securing financing on purchase transactions as well as fees earned from refinancing its clients’ existing mortgage debt and other financing activities. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. The Company’s contracts contain one performance obligation related to its real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate and provide that it is operating as a principal in all its revenue generating activities. The Company does not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. Accordingly, the Company determined that the transaction price is generally fixed and determinable and collectability is reasonably assured. The Company recognizes revenue in principally all cases at the close of escrow for real estate brokerage, close of loan for financing and when services are provided upon closing of the transaction for other revenues.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. government and federal agency securities, corporate debt securities, asset backed securities and other. As of March 31, 2018, the fair value of investments in marketable securities, available-for-sale was $130.4 million. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and when a security no longer meets the criteria of the Company’s investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA as of March 31, 2018. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

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

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$3,928
1% Decrease	$1,972
1% Increase	$(1,972)
2% Increase	$(3,942)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information on our legal proceedings, see Note 13 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	May 10, 2018	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	May 10, 2018	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)