Form 10-Q
period 2018-06-30
Marcus & Millichap, Inc.
filed 2018-08-09
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of August 2, 2018 was 38,621,712 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$240,019	$220,786
Commissions receivable	6,870	9,586
Prepaid expenses	7,654	9,661
Income tax receivable	—	1,308
Marketable securities, available-for-sale	85,486	73,560
Other assets, net	4,918	5,529

Total current assets	344,947	320,430
Prepaid rent	14,910	15,392
Property and equipment, net	17,159	17,153
Marketable securities, available-for-sale	31,917	52,099
Assets held in rabbi trust	8,890	8,787
Deferred tax assets, net	21,371	22,640
Goodwill and other intangible assets	5,727	—
Other assets	29,250	23,163

Total assets	$474,171	$459,664

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$8,279	$9,202
Notes payable to former stockholders	1,087	1,035
Deferred compensation and commissions	34,107	49,180
Income tax payable	217	—
Accrued bonuses and other employee related expenses	16,910	23,842

Total current liabilities	60,600	83,259
Deferred compensation and commissions	41,557	49,361
Notes payable to former stockholders	6,564	7,651
Deferred rent and other liabilities	6,553	4,505

Total liabilities	115,274	144,776

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,621,712 and 38,374,011 at June 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	94,291	89,877
Stock notes receivable from employees	(4)	(4)
Retained earnings	264,262	224,071
Accumulated other comprehensive income	344	940

Total stockholders’ equity	358,897	314,888

Total liabilities and stockholders’ equity	$474,171	$459,664

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Real estate brokerage commissions	$181,640	$162,575	$344,165	$302,712
Financing fees	15,563	12,709	25,287	22,763
Other revenues	2,199	5,087	4,491	8,108

Total revenues	199,402	180,371	373,943	333,583

Operating expenses:
Cost of services	119,869	110,377	221,518	200,024
Selling, general and administrative expense	49,080	43,693	97,133	86,913
Depreciation and amortization expense	1,503	1,303	2,878	2,600

Total operating expenses	170,452	155,373	321,529	289,537

Operating income	28,950	24,998	52,414	44,046
Other income (expense), net	1,724	997	2,933	1,833
Interest expense	(352)	(374)	(712)	(756)

Income before provision for income taxes	30,322	25,621	54,635	45,123
Provision for income taxes	8,155	10,052	14,457	17,554

Net income	22,167	15,569	40,178	27,569
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities, net of tax of $(57), $111, $(221) and $176 for the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017, respectively	(164)	174	(656)	221
Foreign currency translation gain (loss), net of tax of $0 for each of the three months ended June 30, 2018 and 2017 and each of the six months ended June 30, 2018 and 2017	34	(23)	73	(25)

Total other comprehensive (loss) income	(130)	151	(583)	196

Comprehensive income	$22,037	$15,720	$39,595	$27,765

Earnings per share:
Basic	$0.57	$0.40	$1.03	$0.71
Diluted	$0.56	$0.40	$1.02	$0.70
Weighted average common shares outstanding:
Basic	39,154	39,002	39,124	38,976
Diluted	39,385	39,132	39,298	39,118

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	38,374,011	$4	$89,877	$(4)	$224,071	$940	$314,888
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	13	(13)	—

Balance at January 1, 2018, as adjusted	—	—	38,374,011	4	89,877	(4)	224,084	927	314,888
Net and comprehensive income	—	—	—	—	—	—	40,178	(583)	39,595
Stock-based award activity
Stock-based compensation	—	—	—	—	5,772	—	—	—	5,772
Shares issued pursuant to employee stock purchase plan	—	—	13,028	—	356	—	—	—	356
Issuance of common stock for vesting of restricted stock units	—	—	274,740	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,852	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(52,919)	—	(1,714)	—	—	—	(1,714)

Balance as of June 30, 2018	—	$—	38,621,712	$4	$94,291	$(4)	$264,262	$344	$358,897

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$40,178	$27,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,878	2,600
(Recovery) provision for bad debt expense	(29)	(54)
Stock-based compensation	5,772	3,981
Deferred taxes, net	1,489	1,139
Net realized (gains) losses on marketable securities, available-for-sale	(12)	(1)
Other non-cash items	151	37
Changes in operating assets and liabilities:
Commissions receivable	2,861	(44)
Prepaid expenses	2,006	1,144
Prepaid rent	482	(1,803)
Asset held in rabbi trust	—	(700)
Other assets	(3,588)	(10,625)
Accounts payable and other liabilities	(1,525)	(989)
Income tax receivable (payable)	1,525	4,096
Accrued bonuses and other employee related expenses	(6,751)	(7,418)
Deferred compensation and commissions	(23,066)	(19,036)
Deferred rent obligation and other liabilities	675	566

Net cash provided by operating activities	23,046	462
Cash flows from investing activities
Acquisition, net of cash received	(6,216)	—
Purchases of marketable securities, available-for-sale	(57,411)	(25,510)
Proceeds from sales and maturities of marketable securities, available-for-sale	64,969	7,215
Issuances of employee notes receivable	(125)	(344)
Payments received on employee notes receivable	6	6
Proceeds from sale of property and equipment	—	10
Purchase of property and equipment	(2,643)	(3,384)

Net cash used in investing activities	(1,420)	(22,007)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(1,714)	(1,402)
Proceeds from issuance of shares pursuant to employee stock purchase plan	356	392
Principal payments on notes payable to former stockholders	(1,035)	(986)

Net cash used in financing activities	(2,393)	(1,996)

Net increase (decrease) in cash and cash equivalents	19,233	(23,541)
Cash and cash equivalents at beginning of period	220,786	187,371

Cash and cash equivalents at end of period	$240,019	$163,830

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information
Interest paid during the period	$2,005	$1,881

Income taxes paid, net	$11,443	$12,318

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$192	$243

Change in property and equipment included in accounts payable and other liabilities	$179	$(46)

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of June 30, 2018, MMI operates 78 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

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

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed on March 16, 2018 with the SEC. The results of the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for other interim periods or future years.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. The Company generates financing fees from securing financing on purchase transactions as well as fees earned from refinancing its clients’ existing mortgage debt and other financing activities. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. The Company’s contracts contain one performance obligation related to its real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate and provide that it is operating as a principal in all its revenue generating activities. The Company does not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. Accordingly, the Company determined that the transaction price is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue in principally all cases at the close of escrow for real estate brokerage, close of loan for financing and when services are provided or upon closing of the transaction for other revenues.

Mortgage Servicing Rights and Fees

Mortgage servicing rights (“MSRs”) are recorded at fair value upon acquisition of the servicing contract. The estimated net cash flows on the contracts are discounted over the estimated life of the underlying loan. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. The Company’s model assumes full prepayment of the loan at or near the point where the prepayment provisions have expired. The MSRs have principally similar risk characteristics.

The assumptions used to estimate the fair value of MSRs are based on internal models and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the MSR market, we have experienced little volatility in the assumptions we use during the periods presented. Additionally, we do not expect to see much volatility in the assumptions for the foreseeable future. Management actively monitors the assumptions used and makes adjustments to those assumptions when market conditions change or other factors indicate such adjustments are warranted. We carry MSRs at the lower of the amortized cost or fair value and evaluate the carrying value for impairment quarterly. We engage a third party to assist in determining the estimated fair value of our existing MSRs quarterly.

All MSRs are amortized using the interest method over the period that servicing income is expected to be received. MSRs are included in other assets in the accompanying condensed consolidated balance sheet. See Note 5 – “Selected Balance Sheet Data” for additional information. Amortization related to the MSRs are included in depreciation and amortization expense in the accompanying condensed consolidated statements of net and comprehensive income.

We recognize mortgage servicing revenues upon the acquisition of a servicing obligation and at the time services are rendered, provided the loans are current and the debt service payments are made by the borrowers and when new servicing rights are acquired. The Company records servicing fees when earned. MSRs and related servicing fees are recorded in financing fees in the accompanying condensed consolidated statements of net and comprehensive income.

Capitalization of Internal Labor

Certain costs related to the development or purchases of internal-use software are capitalized. Internal computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs and certain payroll and related costs that are incurred during the development stage of a project are capitalized and amortized using the straight-line method over estimated useful lives ranging from 3 to 7 years. Capitalized costs are recorded in the property and equipment, net caption and amortization is recorded in the depreciation and amortization caption in the condensed consolidated financial statements. Amortization begins for software that has been placed into production and is ready for its intended use. Post-implementation costs such as training, maintenance and support are expensed as incurred. The Company evaluates its capitalized software costs for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and six months ended June 30, 2018 and 2017, no transaction represented 10% or more of total revenues. Further, while one transaction may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.

During the three and six months ended June 30, 2018 and 2017, the Company’s Canadian operations represented less than 1% of total revenues.

During the three and six months ended June 30, 2018 and 2017, no office represented 10% or more of total revenues.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. The Company recognizes identifiable assets acquired and liabilities assumed (both specific and contingent) at their fair values at the acquisition date. Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. The excess of the purchase price over the assets acquired, identifiable intangible assets and liabilities assumed is recognized as goodwill. During the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with corresponding adjustments to goodwill in the reporting period in which the adjustment is identified. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded in the Company’s consolidated statements of net and comprehensive income.

Goodwill

The Company evaluates goodwill for impairment annually in the fourth quarter. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company currently has only one reporting unit; therefore, all goodwill is allocated to that one reporting unit.

Intangible Assets

The Company’s intangible assets primarily include non-compete agreements and customer relationships that resulted from its business combinations. These intangible assets are amortized on a straight-line basis using a useful life between one and six years. The Company evaluates its intangible assets for impairment at least annually, or as events or changes in circumstances indicate the carrying value may be impaired.

Segment Reporting

The Company follows the guidance for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. Substantially all of the Company’s operations involve the delivery of commercial real estate services to its customers including real estate investment sales, financing and consulting and advisory services. Management makes operating decisions, assesses performance and allocates resources based on an ongoing review of these integrated operations, which constitute the Company’s only operating segment for financial reporting purposes.

Recent Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the existing revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for the transfer to a customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contacts with Customers: Principal Versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The additional ASU’s clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resources Group established by the FASB and extended the required adoption of ASU 2014-09 which is now effective for reporting periods beginning after December 15, 2017. The Company adopted the new standard on January 1, 2018 using the modified retrospective application method.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company assessed the impact of the standard and determined that its contracts contain one performance obligation related to its real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate and provide that it is operating as a principal in all of its revenue generating activities. The Company does not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. The Company determined the transaction price is generally fixed and determinable and collectability is reasonably assured. Revenue was and will continue to be recognized in principally all cases at the close of escrow for real estate brokerage, close of loan for financing and when services are provided upon closing of the transaction for other revenues. Accordingly, the adoption of ASU 2014-09, as clarified, did not have an effect on the manner or timing of the recognition of the Company’s revenue.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. ASU 2017-01 changed the definition of a business in an effort to assist entities with evaluating whether a set of transferred assets and activities is a business. ASU 2017-01 is effective for the Company on January 1, 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for the Company on January 1, 2020, with early adoption permitted. The qualitative assessment remains optional and is unchanged. The Company prospectively adopted ASU 2017-04 in the second quarter of 2018. There was no impact to the Company as the Company was not required to measure a goodwill impairment charge.

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

Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company is still evaluating the impact of the new standard and has begun evaluating the population of all leases and related systems and internal control considerations. The Company will be required to adopt the new standard effective January 1, 2019, and the Company’s condensed consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases. As of June 30, 2018, the Company has remaining contractual obligations for operating leases (autos and office) that aggregate approximately $88.3 million. Accordingly, the Company anticipates that the adoption of the new standard will have a material impact on the Company’s condensed consolidated balance sheet. The amount of which and the potential impact on the condensed consolidated statements of net and comprehensive income and condensed consolidated statements of cash flows has yet to be determined.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2020. Under ASU 2016-13, the Company will be required to use an expected-loss model for its marketable securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At June 30, 2018, the Company had $117.4 million in marketable securities, available for sale which would be subject to this new standard. As of June 30, 2018, these marketable securities, available for sale have an average credit rating of AA and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2018, the FASB issued ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”). ASU 2018-7 is effective for reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in interim periods, but no earlier than an entity’s adoption of ASC 606, Revenue from Contracts with Customers. For the Company, the new standard will be effective during the first quarter of 2019 with early adoption permitted and will require equity-classified share-based payment awards issued to nonemployees to be measured based on the grant date price, instead of the previous requirement to remeasure the awards through the performance completion date. All liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date would be remeasured at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the fiscal year of adoption. The Company is currently evaluating the impact and potential implementation timing of this new standard on its consolidated financial statements.

3.	Acquisition

During the second quarter, the Company completed two related acquisitions for approximately $6.2 million, net of cash received, plus contingent consideration which may be paid over the three-year or five-year period after the acquisitions based on achievement of certain EBITDA targets. The Company determined the fair value of the contingent consideration was $1.7 million using a probability-weighted, discounted cash flow estimate based on achieving EBITDA targets. See Note 9 – “Fair Value Measurements” for additional information.

The acquisitions expand the Company’s network of loan originators and provides further diversification to its loan origination platform and financing services. The operations will be merged into the Company’s existing operations.

The acquisitions were accounted for as a business combination, with the results of operations included in the Company’s consolidated results from the acquisition date through June 30, 2018, which were not material. Based on a preliminary purchase price allocation, $2.0 million, net, was allocated to mortgage servicing assets ($2.1 million) and liabilities ($0.1 million), $1.6 million was allocated to the fair values of intangible assets, $0.1 million to acquired working capital, with the remainder of $4.2 million allocated to goodwill.

Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2018	December, 31 2017
Goodwill	$4,186	$—
Other intangible assets, net of amortization	1,541	—

Total intangible assets	$5,727	$—

The net change in the carrying value of other intangible assets consisted of the following (in thousands):

	Six Months Ended June 30,
	2018	2017
Beginning balance	$—	$—
Additions from acquisition	1,571	—
Amortization	(30)	—

Ending balance	$1,541	$—

The goodwill recorded as part of the acquisitions arose from the acquired assembled workforce and commercial lending platform. The Company expects all of goodwill to be tax deductible, with the tax-deductible amount of goodwill related to the contingent consideration to be determined once the cash payments to settle the contingent consideration are made. The goodwill resulting from these acquisitions is allocated to the Company’s one reporting unit.

During the six months ended June 30, 2018, the Company adjusted the contingent consideration by an immaterial amount and did not make any cash payments related to the contingent consideration.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30, 2018	December, 31 2017
Computer software and hardware equipment	$17,172	$16,247
Furniture, fixtures, and equipment	22,744	21,695
Less: accumulated depreciation and amortization	(22,757)	(20,789)

	$17,159	$17,153

During the six months ended June 30, 2018 and 2017, the Company wrote off approximately $0.8 million and $1.1 million, respectively, of fully depreciated computer software and hardware and furniture, fixtures and equipment.

5.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Mortgage servicing rights, net of amortization	$—	$—	$2,121	$—
Due from independent contractors, net (1) (2)	2,989	3,672	25,780	21,726
Security deposits	—	—	1,151	1,158
Employee notes receivable (3)	244	366	154	255
Customer trust accounts and other	1,685	1,491	44	24

	$4,918	$5,529	$29,250	$23,163

(1)

Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years.

(2)

Includes allowance for doubtful accounts related to current receivables of $409 and $494 as of June 30, 2018 and December 31, 2017, respectively. The Company recorded a provision (recovery) for bad debt expense of $77 and $(10) and wrote off $4 and $(6) of these receivables for the three months ended June 30, 2018 and 2017, respectively. The Company recorded a (recovery) provision for bad debt expense of $(29) and $(54) and wrote off $55 and $10 of these receivables for the six months ended June 30, 2018 and 2017, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.

(3)	See Note 8 – “Related-Party Transactions” for additional information.

The net change in the carrying value of MSRs consisted of the following (in thousands):

	Six Months Ended June 30,
	2018	2017
Beginning balance	$—	$—
Additions from acquisition	2,121	—
Additions	41	—
Amortization	(41)	—

Ending balance	$2,121	$—

See Note 9 – “Fair Value Measurements” for additional information about MSRs.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Stock appreciation rights (“SARs”) liability (1)	$1,895	$1,662	$18,931	$20,217
Commissions payable to investment sales and financing professionals	30,707	46,257	14,917	21,924
Deferred compensation liability (1)	1,505	1,261	7,709	7,220

	$34,107	$49,180	$41,557	$49,361

(1)

The SARs and deferred compensation liability become subject to payout as a result of a participant no longer being considered as a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to the participants within the next twelve months has been classified as current.

SARs Liability

Prior to the IPO, certain employees of the Company were granted SARs under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen as of March 31, 2013, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in ten annual installments in January of each year upon retirement or termination from service, or in full upon consummation of a change in control of the Company.

Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rates at January 1, 2018 and 2017 were 4.409% and 4.446%, respectively. MMI recorded interest expense related to this liability of $224,000 and $233,000, for the three months ended June 30, 2018 and 2017, respectively, and $449,000 and $466,000 for the six months ended June 30, 2018 and 2017, respectively.

Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the six months ended June 30, 2018, the Company made total payments (consisting of accumulated interest) of $1.5 million classified as an operating cash flow in the deferred compensation and commissions caption in the accompanying condensed consolidated statement of cash flows.

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

Deferred Compensation Liability

A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits the participant to defer compensation up to limits as determined by the plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the six months ended June 30, 2018, the Company made total payments to participants of $387,000.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Increase in the carrying value of the assets held in the rabbi trust (1)	$176	$170	$190	$369

Increase in the net carrying value of the deferred compensation obligation (2)	$188	$188	$188	$399

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

6.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$74,147	$—	$(136)	$74,011	$57,712	$—	$(88)	$57,624
U.S. government sponsored entities	3,510	—	(27)	3,483	7,016	—	(8)	7,008
Corporate debt securities	7,907	—	(15)	7,892	8,931	—	(3)	8,928
Asset-backed securities and other	100	—	—	100	—	—	—	—

	$85,664	$—	$(178)	$85,486	$73,659	$—	$(99)	$73,560

Long-term investments:
U.S. treasuries	$3,726	$—	$(169)	$3,557	$18,111	$7	$(164)	$17,954
U.S. government sponsored entities	1,663	—	(73)	1,590	5,306	—	(62)	5,244
Corporate debt securities	20,614	—	(513)	20,101	22,505	268	(54)	22,719
Asset-backed securities and other	6,721	5	(57)	6,669	6,180	17	(15)	6,182

	$32,724	$5	$(812)	$31,917	$52,102	$292	$(295)	$52,099

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	June 30, 2018		December 31, 2017
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(721)	$95,835	$(158)	$63,229

12 months or longer	$(269)	$19,988	$(236)	$44,961

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross realized gains (1)	$12	$1	$12	$1

Gross realized losses (1)	$—	$—	$—	$—

(1)

Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not that it will be required to sell the investment before recovery of the investment’s cost basis. The Company has no current intent to sell, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipated liquidity and capital requirements, anticipated credit deterioration, duration management or when a security no longer meets the criteria of the Company’s investment policy.

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$85,664	$85,486	$73,659	$73,560
Due after one year through five years	11,217	11,087	30,644	30,517
Due after five years through ten years	15,648	15,125	15,090	15,200
Due after ten years	5,859	5,705	6,368	6,382

	$118,388	$117,403	$125,761	$125,659

Weighted average contractual maturity	2.5 years		2.6 years

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

7.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by the former stockholders (“the Notes”). Such Notes had been previously assumed by MMC, and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments with a final principal payment due during the second quarter of 2020. During each of the six months ended June 30, 2018 and 2017, the Company made total payments on the Notes of $1.5 million, including principal and interest.

Accrued interest included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets pertaining to the Notes consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued interest	$78	$305

Interest expense pertaining to the Notes consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$102	$113	$211	$235

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC whereby the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company acquires the services separately. During the three months ended June 30, 2018 and 2017, the Company incurred net costs of $55,000 and $43,000 under the TSA, respectively. During the six months ended June 30, 2018 and 2017, the Company incurred net costs of $127,000 and $125,000 under the TSA, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended June 30, 2018 and 2017, the Company earned real estate brokerage commissions and financing fees of $560,000 and $120,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $321,000 and $65,000, respectively, related to these revenues. For the six months ended June 30, 2018 and 2017, the Company earned real estate brokerage commissions and financing fees of $3.1 million and $323,000, respectively, from subsidiaries of MMC related to these services. The Company incurred cost of services of $1.8 million and $187,000, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single story office building located in Palo Alto, California, which expires on May 31, 2022. Rent expense for this lease aggregated $255,000 and $253,000 for the three months ended June 30, 2018 and 2017 respectively. Rent expense for this lease aggregated $508,000 and 506,000 for the six months ended June 30, 2018 and 2017 respectively. Rent expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Accounts Payable and Other Liabilities with MMC

As of June 30, 2018 and December 31, 2017, accounts payable and other liabilities with MMC totaling $105,000 and $91,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.

Other

The Company makes advances to non-executive employees from time-to-time. At June 30, 2018 and December 31, 2017, the aggregate principal amount for employee notes receivable was $398,000 and $621,000, respectively, which is included in other assets (current and non-current), in the accompanying condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data” for additional information.

As of June 30, 2018, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned approximately 44% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

9.	Fair Value Measurements

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

Assets carried at fair value are categorized into one of the three categories described above and consisted of the following (in thousands):

	June 30, 2018				December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets held in rabbi trust	$8,890	$—	$8,890	$—	$8,787	$—	$8,787	$—

Cash equivalents (1):
Commercial paper	$14,824	$—	$14,824	$—	$11,441	$—	$11,441	$—
Money market funds	186,412	186,412	—	—	157,788	157,788	—	—

	$201,236	$186,412	$14,824	$—	$169,229	$157,788	$11,441	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. treasuries	$74,011	$74,011	$—	$—	$57,624	$57,624	$—	$—
U.S. government sponsored entities	3,483	—	3,483	—	7,008	—	7,008	—
Corporate debt securities	7,892	—	7,892	—	8,928	—	8,928	—
Asset-backed securities and other	100	—	100	—	—	—	—	—

	$85,486	$74,011	$11,475	$—	$73,560	$57,624	$15,936	$—

Long-term investments:
U.S. treasuries	$3,557	$3,557	$—	$—	$17,954	$17,954	$—	$—
U.S. government sponsored entities	1,590	—	1,590	—	5,244	—	5,244	—
Corporate debt securities	20,101	—	20,101	—	22,719	—	22,719	—
Asset-backed securities and other	6,669	—	6,669	—	6,182	—	6,182	—

	$31,917	$3,557	$28,360	$—	$52,099	$17,954	$34,145	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheet.

The Company values contingent consideration from its acquisitions at fair value on a recurring basis and is a Level 3 valuation. At June 30, 2018, the fair value of the contingent consideration was $1.7 million using a probability weighted, discounted cash flow estimate based on achieving EBITDA targets.

There were no transfers in or out of Level 1 and Level 2 during the six months ended June 30, 2018.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nonrecurring Fair Value Measurements

In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets include MSRs. MSRs are recorded at fair value upon initial recording and the Company has elected the amortization method for the subsequent measurement of MSRs. The Company’s MSRs do not trade in an active, open market with readily observable prices. The estimated fair value of the Company’s MSRs, which are considered Level 3, were developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or fair value. The fair value of the MSRs approximated the carrying value at June 30, 2018.

10.	Stockholders’ Equity

Common Stock

As of June 30, 2018 and December 31, 2017, there were 38,621,712 and 38,374,011 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee directors, respectively. See Note 13 – “Earnings per Share” for additional information.

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At June 30, 2018 and December 31, 2017, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive income as of June 30, 2018, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and (losses) of available-for-sale securities	Foreign currency translation (3)	Total
Beginning balance, December 31, 2017	$(62)	$1,002	$940
Cumulative effect of change in accounting principle (1)	(13)	—	(13)

Balance at January 1, 2018, as adjusted	(75)	1,002	927

Other comprehensive (loss) income before reclassifications	(664)	73	(591)
Amounts reclassified from accumulated other comprehensive (loss) income (2)	8	—	8

Net current-period other comprehensive (loss) income	(656)	73	(583)

Ending balance, June 30, 2018	$(731)	$1,075	$344

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

11.	Stock-Based Compensation Plans

2013 Omnibus Equity Incentive Plan

The board of directors adopted the 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors amended and restated the 2013 Plan, which was approved by the shareholders in May 2017. Grants are made from time to time by the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were initially reserved for the issuance of awards. Pursuant to the automatic increases previously provided for in the 2013 Plan, the board of directors approved share reserve increases aggregating 3,300,000. Pursuant to the amendment and restatement of the 2013 Plan referenced above, the automatic share increase provision was removed. As of June 30, 2018, there were 5,472,696 shares available for future grants under the Plan.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Awards Granted and Settled

Under the 2013 Plan, the Company has issued restricted stock awards (“RSAs”) to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest in equal annual installments over a one-year or three-year period from the date of grant. All RSUs vest in equal annual installments over a five-year period from the date of grant. Any unvested awards are canceled upon termination as a service provider. Awards accelerate upon death subject to approval by the compensation committee. As of June 30, 2018, there were no issued or outstanding options, SARs, performance units or performance shares awards under the 2013 Plan.

During the six months ended June 30, 2018, 274,740 shares of RSUs vested of which 274,740 shares of common stock were delivered and 52,919 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2017	30,732	500,859	450,264	981,855	$23.90

Granted
February 2018	—	106,419	20,293	126,712
March 2018	—	15,000	—	15,000
May 2018	12,852	4,854	14,280	31,986

Total Granted	12,852	126,273	34,573	173,698	32.90
Vested	(12,936)	(138,229)	(136,511)	(287,676)	21.13
Transferred	—	—	—	—	—
Forfeited/canceled	—	(1,960)	(4,598)	(6,558)	29.21

Nonvested shares at June 30, 2018 (1)	30,648	486,943	343,728	861,319	$26.60

Unrecognized stock-based compensation expense as of June 30, 2018 (2)	$708	$11,743	$9,798	$22,249

Weighted average remaining vesting period (years) as of June 30, 2018	1.14	3.38	2.77	3.04

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.04 years.

As of June 30, 2018, 578,618 fully vested deferred stock units (“DSUs”) remained outstanding. See “Amendments to Restricted Stock and SARs” section below and Note 13 – “Earnings per Share” for additional information. Future share settlements of DSUs by year consisted of the following:

June 30, 2018
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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The ESPP Plan initially had 366,667 shares of common stock reserved and 233,867 and 246,895 shares of common stock remain available for issuance for each of the periods at June 30, 2018 and December 31, 2017, respectively. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the board. Pursuant to the provisions of the ESPP Plan, the board of directors determined a share reserve increase was not required in the prior years. As of June 30, 2018, total unrecognized compensation cost related to the ESPP Plan was $55,000 and is expected to be recognized over a weighted average period of 0.38 years.

Amendments to Restricted Stock and SARs

Restricted Stock

In connection with the IPO, the Company entered into sales restriction agreements with certain of its executive officers. The sale restriction agreements provided for vesting acceleration as to all outstanding shares of restricted shares held by the executive officers and termination of certain existing Buy-Sell Agreements entered into between the Company and such executive officers prior to the IPO in exchange for the executive officers’ agreement to limit their ability to sell, transfer, hypothecate, encumber, or in any way alienate any of their shares. Such sales restrictions lapse at a rate of 20% per year for five years if the participant remains employed by the Company. In the event of death or termination of employment after reaching the age of 67, 100% of the shares of stock will be released from the resale restriction. Further, 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company. Of the original 3,689,326 shares subject to resale restriction, 732,020 shares remain subject to sales restriction at June 30, 2018.

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

Summary of Stock-Based Compensation

Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income consisted of the following (in thousands, except common stock price):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Employee stock purchase plan	$24	$29	$63	$75
RSAs – non-employee directors	165	90	276	179
RSUs – employees	1,096	952	2,049	1,866
RSUs – independent contractors (1)	1,874	1,044	3,384	1,861

	$3,159	$2,115	$5,772	$3,981

Common stock price at beginning of period	$36.06	$24.58	$32.61	$26.72
Common stock price at end of period	$39.01	$26.36	$39.01	$26.36
Increase (decrease) in stock price	$2.95	$1.78	$6.40	$(0.36)

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

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2018 was 26.9% and 26.4%, respectively, compared to 39.2% and 38.9% for the three and six months ended June 30, 2017, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (in thousands):

	Three Months Ended June 30,
	2018		2017
	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$6,368	21.0%	$8,967	35.0%
State income tax expense, net of federal benefit	1,415	4.7%	973	3.8%
Effect of foreign operations	(12)	0.0%	25	0.1%
Windfall tax benefits, net related to stock-based compensation	(28)	(0.1)%	—	—
Change in valuation allowance	74	0.2%	62	0.2%
Permanent items and other	338	1.1%	25	0.1%

	$8,155	26.9%	$10,052	39.2%

	Six Months Ended June 30,
	2018		2017
	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$11,474	21.0%	$15,793	35.0%
State income tax expense, net of federal benefit	2,511	4.6%	1,741	3.9%
Effect of foreign operations	(20)	0.0%	47	0.1%
Windfall tax benefits, net related to stock-based compensation	(245)	(0.5)%	(156)	(0.4)%
Change in valuation allowance	121	0.2%	116	0.3%
Permanent items and other	616	1.1%	13	—

	$14,457	26.4%	$17,554	38.9%

On December 22, 2017, the Act was enacted, which significantly changed the U.S. corporate income tax laws by, among other items, reducing the U.S. corporate income tax rate to 21% from 35% starting in 2018, eliminating certain exceptions to Section 162(m) of the Internal Revenue Code and expanding the employees, companies and types of compensation covered by Section 162(m), and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the Act, the Company revalued its deferred taxes, net due to the changes in the U.S. corporate statutory federal income tax rate and recorded a net charge of $11.6 million in the provision for income taxes during the fourth quarter of 2017. Although the Company’s accounting for certain income tax effects of the Act is incomplete, it was determined that the $11.6 million charge is a reasonable estimate of those effects. As of June 30, 2018, this amount continues to be our best estimate of the impact of the Act in accordance with our understanding of the Act and the related guidance available. When the IRS issues additional guidance and regulations enabling the Company to finalize certain tax positions, the Company will be able to conclude whether any further adjustments are required to be made to its deferred tax assets, net balance as of December 31, 2017. Any adjustments to this provisional amount will be reported no later than the fourth quarter of 2018, as a component of the provision for income taxes in the reporting period in which any such adjustments are determined.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	Earnings per Share

Basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator (Basic and Diluted):
Net income	$22,167	$15,569	$40,178	$27,569

Denominator:
Basic
Weighted average common shares issued and outstanding	38,606	38,100	38,576	38,075
Deduct: Unvested RSAs (1)	(31)	(28)	(31)	(29)
Add: Fully vested DSUs (2)	579	930	579	930

Weighted Average Common Shares Outstanding	39,154	39,002	39,124	38,976

Basic earnings per common share	$0.57	$0.40	$1.03	$0.71

Diluted
Weighted Average Common Shares Outstanding from above	39,154	39,002	39,124	38,976
Add: Dilutive effect of RSUs, RSAs & ESPP	231	130	174	142

Weighted Average Common Shares Outstanding	39,385	39,132	39,298	39,118

Diluted earnings per common share	$0.56	$0.40	$1.02	$0.70

Antidilutive shares excluded from diluted earnings per common share (3)	55	317	242	324

(1)

RSAs were issued and outstanding to the non-employee directors and have a one-year or three-year vesting term subject to service requirements. See Note 11 – “Stock-Based Compensation Plans” for additional information.

(2)

Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 11 – “Stock-Based Compensation Plans” for additional information.

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

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at June 30, 2018. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio. In connection with executing the Credit Agreement, as amended the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $26,000 and $28,000 during the three months ended June 30, 2018 and 2017, respectively, and $52,000 and $55,000 during the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, there were no amounts outstanding under the Credit Agreement.

MARCUS & MILLICHAP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end both on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of June 30, 2018, the Company was in compliance with all financial and non-financial covenants.

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

Other

In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to its investment sales and financing professionals upon reaching certain performance goals. Such commitments as of June 30, 2018 aggregated $1.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the words “Marcus & Millichap,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., Marcus & Millichap Real Estate Investment Services, Inc. and its other consolidated subsidiaries.

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 16, 2018, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years.

As of June 30, 2018, we had 1,841 investment sales and financing professionals that are primarily exclusive independent contractors operating in 78 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three and six months ended June 30, 2018, we closed 2,357 and 4,442 investment sales, financing and other transactions with total volume of approximately $11.4 billion and $21.1 billion, respectively. During the year ended December 31, 2017, we closed 8,979 sales, financing and other transactions with total volume of approximately $42.2 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For the three months ended June 30, 2018, approximately 91% of our revenues were generated from real estate brokerage commissions, 8% from financing fees and 1% from other revenues, including consulting and advisory services. For the six months ended June 30, 2018, approximately 92% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 1% from other revenues, including consulting and advisory services. During the year ended December 31, 2017, approximately 90% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 3% from other revenues, including consulting and advisory services.

We divide commercial real estate into four major market segments, characterized by price:

•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.

Our strength is in serving private clients in the $1-$10 million private client market segment, which contributed approximately 65% and 69% of our real estate brokerage commissions during the three months ended June 30, 2018 and 2017, respectively, and approximately 65% and 70% of our real estate brokerage commissions during the six months ended June 30, 2018 and 2017, respectively. The following tables set forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended June 30,
	2018			2017			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	251	$161	$6,727	261	$164	$7,084	(10)	$(3)	$(357)
Private client market ($1 - $10 million)	1,299	4,096	118,152	1,225	3,880	112,468	74	216	5,684
Middle market (≥$10 - $20 million)	118	1,602	27,555	76	1,015	20,388	42	587	7,167
Larger transaction market (≥$20 million)	84	3,089	29,206	62	2,215	22,635	22	874	6,571

	1,752	$8,948	$181,640	1,624	$7,274	$162,575	128	$1,674	$19,065

	Six Months Ended June 30,
	2018			2017			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	496	$323	$13,595	503	$306	$13,078	(7)	$17	$517
Private client market ($1 - $10 million)	2,467	7,656	224,164	2,346	7,278	212,218	121	378	11,946
Middle market (≥$10 - $20 million)	231	3,208	54,826	164	2,217	39,542	67	991	15,284
Larger transaction market (≥$20 million)	143	5,677	51,580	100	3,963	37,874	43	1,714	13,706

	3,337	$16,864	$344,165	3,113	$13,764	$302,712	224	$3,100	$41,453

We continue to increase our presence in the United States and Canada through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive opportunities where we believe the markets will benefit from our business model. In the second quarter, we completed a transaction to acquire Pinnacle Financial Group and a related company PFG Servicing, Inc. These acquisitions expanded our presence in the financing market in the mid-west and added commercial mortgage servicing to financing services available to our clients.

The following charts set forth the percentage of transactions by region for real estate brokerage.

Three Months Ended June 30,		Six Months Ended June 30,
2018	2017	2018	2017

(1)	Includes our Canadian operations, which represented less than 1% of our total revenues in each period presented.

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

The Economy

Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or a negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, retail spending and confidence trends can have a positive or a negative impact on our business. Overall market conditions can have an effect on investor sentiment and, ultimately, the demand for our services from investors in real estate. In the wake of tax reform at the end of last year, consumer and business confidence levels have surged to record levels. We believe this broadly held positive outlook has supported increased consumption, business investment and economic growth. Job creation through the first half of 2018 has been markedly stronger than during the same period last year, while the total number of available jobs is at record levels and the unemployment rate has been flirting with 20-year lows. Though these trends are favorable, they also raise inflation risk, causing the Federal Reserve to tighten monetary policy resulting in some risk to the longer-term growth outlook. Trade tensions are another area of risk to the generally favorable economic outlook, and although a trade war would likely have nominal direct effect on commercial real estate performance, negative economic ripples from a trade war could potentially weigh on commercial real estate space demand. Despite these risks, we remain optimistic about economic expansion through the remainder of 2018, and the benefits this momentum will bring to commercial real estate investors.

Commercial Real Estate Supply and Demand

Our business is dependent on the willingness of investors to invest in or sell commercial real estate, which is affected by factors beyond our control. These factors include the supply of commercial real estate coupled with user demand for these properties and the performance of real estate assets when compared with other investment alternatives, such as stocks and bonds. The strong pace of economic growth so far this year has reinforced demand for all types of commercial real estate space, sustaining positive real estate fundamentals. We believe these trends should remain in-place for the remainder of 2018 as the strong economy supports elevated hiring, wage growth, consumption and household formation. Although construction remains elevated for apartments, self-storage facilities, hotels and industrial properties, demand has largely kept pace on a macro level. There are, however, some pockets of oversupply risk in select major metropolitan areas. The strong performance trends and positive economic outlook are bolstering seller confidence levels, which in turn is exacerbating the expectation gap relative to prospective buyers. This gap could potentially widen further if interest rates rise substantively in the second half of the year, causing buyers to rein in their valuation models.

Capital Markets

Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt and, as a result, credit and liquidity impact transaction activity and prices. Changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether increases or decreases, could adversely or positively affect the operations and income potential of commercial real estate properties. These changes also influence the demand of investors for commercial real estate investments. We believe that indications from the U.S. Federal Reserve of future interest rate increases and a reduction of the Federal Reserve balance sheet could place upward pressure on interest rates. This, together with uncertainty created by trade tensions, stock market volatility and questions regarding international monetary policy remain a short-term headwind for real estate transactions. These risks could intensify if short-term interest rates rise above long-term interest rates, creating an inverted yield curve, an event commonly perceived to precede a recession, as negative media coverage could potentially erode the current economic strength. However, lenders continue to offer ample capital supply while maintaining disciplined underwriting granting the investment market strong liquidity and balanced lending resources.

Investor Sentiment and Investment Activity

We rely on investors to buy and sell properties in order to generate commissions. Investors’ desires to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning. In contrast to the early part of 2017, when uncertainty weighed on investor activity, we are seeing a modest increase in both investor sentiment and activity levels. Though current transaction counts are below the peak set in 2016, they remain strong by historical standards, offering a very active and dynamic sales climate. Still-strong occupancies and rent gains, together with positive momentum from the new tax laws, economic growth, comparatively low interest rates and broad capital availability are all favoring the investment market. By the same token, we believe that the maturing cycle, combined with volatility in financial markets, inflation trends and rising interest rates are still causing some investors and lenders to apply more cautious underwriting assumptions, modestly restraining sales activity. The convergence of this array of factors should continue to support commercial real estate investor demand and, therefore, demand for our brokerage and financing services.

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

A small percentage of our transactions include retainer fees and/or breakage fees. Retainer fees are credited against a success-based fee paid upon the closing of a transaction or a breakage fee. Transactions that are terminated before completion will sometimes generate breakage fees, which are usually calculated as a set amount or a percentage of the fee we would have received had the transaction closed.

Real estate brokerage commissions

We earn real estate brokerage commissions by acting as a broker for commercial real estate owners seeking to sell or investors seeking to buy properties. Revenues from real estate brokerage commissions are typically recognized at the close of escrow.

Financing fees

We earn financing fees by securing financing on purchase transactions or by securing refinancing of our clients’ existing mortgage debt. To a lesser extent, we also earn mortgage servicing fees and ancillary fees associated with financing activities. We generate mortgage servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related mortgage servicing functions, activities and services. We recognize financing fee revenues at the time the loan closes and we have no remaining significant obligations for performance in connection with the transaction. We recognize mortgage servicing revenues upon the acquisition of a servicing obligation and at the time services are rendered, provided the loans are current and the debt service payments are made by the borrowers and when new servicing rights are acquired.

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

Selling, general & administrative expenses

The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to non-employee directors, employees and independent contractors (i.e. investment sales and financing professionals) under the 2013 Omnibus Equity Incentive Plan, as amended (“2013 Plan”) and the 2013 Employee Stock Purchase Plan (“ESPP Plan”).

Depreciation and amortization expense

Depreciation expense consists of depreciation recorded on our computer software and hardware and furniture, fixture and equipment. Depreciation and amortization are provided over estimated useful lives ranging from three to seven years for owned assets or over the lesser of the asset estimated useful lives or the related lease term for leasehold improvements. Amortization expense also consists of amortization recorded on our mortgage servicing rights (“MSRs”) using the interest method over the period that servicing income is expected to be received and amortization recorded on intangible assets amortized on a straight-line basis using a useful life between one and six years.

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

Provision for Income Taxes

We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions. Our provision for income taxes includes the windfall tax benefits, net from shares issued in connection with our 2013 Plan and ESPP Plan.

We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes. On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which reduced the U.S. federal statutory tax rate from 35% to 21% beginning in 2018.

Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the three months ended June 30, 2018 and 2017, we closed more than 2,300 and 2,100 investment sales, financing and other transactions with total volume of approximately $11.4 billion and $11.3 billion, respectively. During the six months ended June 30, 2018 and 2017, we closed more than 4,400 and 4,200 investment sales, financing and other transactions with total volume of approximately $21.1 billion and $19.8 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Brokerage	2018	2017	2018	2017
Average Number of Investment Sales Professionals	1,694	1,627	1,682	1,628
Average Number of Transactions per Investment Sales Professional	1.03	1.00	1.98	1.91
Average Commission per Transaction	$103,676	$100,108	$103,136	$97,241
Average Commission Rate	2.03%	2.24%	2.04%	2.20%
Average Transaction Size (in thousands)	$5,107	$4,479	$5,054	$4,421
Total Number of Transactions	1,752	1,624	3,337	3,113
Total Sales Volume (in millions)	$8,948	$7,274	$16,864	$13,764

	Three Months Ended June 30,		Six Months Ended June 30,
Financing (1)	2018	2017	2018	2017
Average Number of Financing Professionals	96	94	94	97
Average Number of Transactions per Financing Professional	4.51	4.34	8.05	8.24
Average Fee per Transaction	$35,125	$31,150	$32,519	$28,489
Average Fee Rate	0.93%	0.92%	0.93%	0.89%
Average Transaction Size (in thousands)	$3,774	$3,400	$3,490	$3,199
Total Number of Transactions	433	408	757	799
Total Sales Volume (in millions)	$1,634	$1,387	$2,642	$2,556

(1)	Operating metrics calculated excluding certain financing fees not directly associated to transactions.

Results of Operations

Following is a discussion of our results of operations for the three months ended June 30, 2018 and 2017. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Comparison of Three Months Ended June 30, 2018 and 2017

Below are key operating results for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended June 30, 2018	Percentage of Revenue	Three Months Ended June 30, 2017	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$181,640	91.1%	$162,575	90.1%	19,065	11.7%
Financing fees	15,563	7.8	12,709	7.0	2,854	22.5
Other revenues	2,199	1.1	5,087	2.9	(2,888)	(56.8)

Total revenues	199,402	100.0	180,371	100.0	19,031	10.6

Operating expenses:
Cost of services	119,869	60.1	110,377	61.2	9,492	8.6
Selling, general, and administrative expense	49,080	24.6	43,693	24.2	5,387	12.3
Depreciation and amortization expense	1,503	0.8	1,303	0.7	200	15.3

Total operating expenses	170,452	85.5	155,373	86.1	15,079	9.7

Operating income	28,950	14.5	24,998	13.9	3,952	15.8
Other income (expense), net	1,724	0.9	997	0.6	727	72.9
Interest expense	(352)	(0.2)	(374)	(0.3)	22	(5.9)

Income before provision for income taxes	30,322	15.2	25,621	14.2	4,701	18.3
Provision for income taxes	8,155	4.1	10,052	5.6	(1,897)	(18.9)

Net income	$22,167	11.1%	$15,569	8.6%	$6,598	42.4%

Adjusted EBITDA (1)	$33,721	16.9%	$28,668	15.9%	$5,053	17.6%

Earnings per share:
Basic	$0.57		$0.40
Diluted	$0.56		$0.40
Weighted average common shares outstanding:
Basic	39,154		39,002
Diluted	39,385		39,132

(1)

Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $199.4 million for the three months ended June 30, 2018 compared to $180.4 million for the same period in 2017, an increase of $19.0 million, or 10.6%. Total revenues increased primarily as a result of increases in real estate brokerage commissions and financing fees, partially offset by a decrease in other revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $181.6 million for the three months ended June 30, 2018 from $162.6 million for the same period in 2017, an increase of $19.1 million, or 11.7%. The increase was primarily driven by the increase in the number of investment sales transactions (7.9%) and increase in average transaction size (14.0%). These factors combined to generate the increase in sales volume of 23.0%. These increases were partially offset by a decrease in average commission rates (21 basis points) due to a larger proportion of our transactions that closed in the Middle and Larger transaction market segments, which generate lower commission rates.

Financing fees. Revenues from financing fees increased to $15.6 million for the three months ended June 30, 2018 from $12.7 million for the same period in 2017, an increase of $2.9 million, or 22.5%. The increase was primarily driven by the increase in the number of financing transactions (6.1%) and increase in average transaction size (11.0%). These factors combined to generate the increase in sales volume of 17.8%. In addition, the average fee rates increased on average by 1 basis point due to overall improved rates across all loan types.

Other revenues. Other revenues decreased to $2.2 million for the three months ended June 30, 2018 from $5.1 million for the same period in 2017, a decrease of $2.9 million, or 56.8%. The decrease was primarily driven by a large consulting and advisory fee earned in 2017 with no such fee in 2018.

Total operating expenses

Our total operating expenses were $170.5 million for the three months ended June 30, 2018 compared to $155.4 million for the same period in 2017, an increase of $15.1 million, or 9.7%. The increase was primarily due to increases in cost of services, which are variable commissions paid to the Company’s investment sales professionals and compensation related costs in connection with our financing activities, selling, general and administrative costs and to a lesser extent depreciation and amortization, as described below.

Cost of services. Cost of services increased to $119.9 million for the three months ended June 30, 2018 from $110.4 million for the same period in 2017, an increase of $9.5 million, or 8.6%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues decreased to 60.1% compared to 61.2% for the same period in 2017 primarily due to a decrease in the proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commission rates. Traditionally, cost of services as a percent of total revenues is lower during the six-month period ended June 30 as certain investment professionals may earn additional commissions later in the year after meeting annual revenue thresholds.

Selling, general and administrative expense. Selling, general and administrative expense increased to $49.1 million for the three months ended June 30, 2018 from $43.7 million for the same period in 2017, an increase of $5.4 million, or 12.3%. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $1.8 million increase in sales operations support and promotional marketing expenses to support sales activity; (ii) a $1.1 million increase in other expense categories, net, primarily driven by our expansion and growth; (iii) a $1.1 million increase in stock-based compensation driven by fluctuations in our stock price and incremental stock-based awards since the second quarter of 2017; (vi) a $0.9 million increase in compensation related costs, including salaries and related benefits and management performance compensation primarily due to changes in bonus accruals and (v) a $0.7 million increase in facilities expenses due to expansion of existing offices. These increases were partially offset by a $0.2 million decrease in legal costs and accruals.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1.5 million for the three months ended June 30, 2018 from $1.3 million for the same period in 2017, an increase of $0.2 million, or 15.3%.

Other income (expense), net

Other income (expense), net increased to $1.7 million for the three months ended June 30, 2018 from $1.0 million for the same period in 2017. The increase was primarily driven by an increase in interest income on our investments in marketable securities, available-for-sale, partially offset by a decrease in the value of our deferred compensation plan assets held in the rabbi trust.

Interest expense

There were no significant changes in interest expense for the three months ended June 30, 2018 compared to the same period in 2017.

Provision for income taxes

The provision for income taxes was $8.2 million for the three months ended June 30, 2018 compared to $10.1 million in the same period in 2017, a decrease of $1.9 million, or 18.9%. The effective income tax rate for the three months ended June 30, 2018 was 26.9% compared to 39.2% for the same period in 2017. The decrease in the effective tax rate was primarily due to the decrease in the federal statutory rate from 35% to 21%. Permanent items and other increased in 2018 compared to the prior year period due to changes in tax laws under the Act, primarily relating to changes to Section 162(m) of the Internal Revenue Code and the tax rules regarding the deductibility of entertainment expenses.

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

The provisions for income taxes includes the difference in book and tax deductions associated with the settlement of shares under the Company’s 2013 Plan and certain disqualifying dispositions of shares issued under our ESPP Plan.

Comparison of Six Months Ended June 30, 2018 and 2017

Below are key operating results for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 (dollar and share amounts in thousands, except per share amounts):

	Six Months Ended June 30, 2018	Percentage of Revenue	Six Months Ended June 30, 2017	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$344,165	92.0%	$302,712	90.7%	$41,453	13.7%
Financing fees	25,287	6.8	22,763	6.8	2,524	11.1
Other revenues	4,491	1.2	8,108	2.5	(3,617)	(44.6)

Total revenues	373,943	100.0	333,583	100.0	40,360	12.1

Operating expenses:
Cost of services	221,518	59.2	200,024	60.0	21,494	10.8
Selling, general, and administrative expense	97,133	26.0	86,913	26.1	10,220	11.8
Depreciation and amortization expense	2,878	0.8	2,600	0.7	278	10.7

Total operating expenses	321,529	86.0	289,537	86.8	31,992	11.1

Operating income	52,414	14.0	44,046	13.2	8,368	19.0
Other income (expense), net	2,933	0.8	1,833	0.5	1,100	60.0
Interest expense	(712)	(0.2)	(756)	(0.2)	44	(5.8)

Income before provision for income taxes	54,635	14.6	45,123	13.5	9,512	21.1
Provision for income taxes	14,457	3.9	17,554	5.2	(3,097)	(17.6)

Net income	40,178	10.7%	$27,569	8.3%	$12,609	45.7%

Adjusted EBITDA (1)	$61,154	16.4%	$51,090	15.3%	$10,064	19.7%

Earnings per share:
Basic	$1.03		$0.71
Diluted	$1.02		$0.70
Weighted average common shares outstanding:
Basic	39,124		38,976
Diluted	39,298		39,118

(1)

Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $373.9 million for the six months ended June 30, 2018 compared to $333.6 million for the same period in 2017, an increase of $40.4 million, or 12.1%. Total revenues increased primarily as a result of increases in real estate brokerage commissions and financing fees, partially offset by decrease in other revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $344.2 million for the six months ended June 30, 2018 from $302.7 million for the same period in 2017, an increase of $41.5 million, or 13.7%. The increase was primarily driven by the increase in the number of investment sales transactions (7.2%) and increase in average transaction size (14.3%). These factors combined to generate the increase in sales volume of 22.5%. This increase was partially offset by a decrease in average commission rates (16 basis points) due to a larger proportion of our transactions that closed in the Middle and Larger transaction market segments, which generate lower commission rates.

Financing fees. Revenues from financing fees increased to $25.3 million for the six months ended June 30, 2018 from $22.8 million for the same period in 2017, an increase of $2.5 million, or 11.1%. The increase was driven by growth in sales volume (3.4%), which was generated by an increase in average transaction size (9.1%) and an increase in average fee rates (4 basis points). These increases were partially offset by a decrease in the number of financing transactions (5.3%).

Other revenues. Other revenues decreased to $4.5 million for the six months ended June 30, 2018 from $8.1 million for the same period in 2017, a decrease of $3.6 million, or 44.6%. The decrease was primarily driven by decreases in consulting and advisory services during the six months June 30, 2018 compared to the same period in 2017.

Total operating expenses

Our total operating expenses were $321.5 million for the six months ended June 30, 2018 compared to $289.5 million for the same period in 2017, an increase of $32.0 million, or 11.1%. The increase was primarily due to increases in cost of services, which are variable commissions paid to the Company’s investment sales professionals and compensation related costs in connection with our financing activities, selling, general and administrative costs and to a lesser extent depreciation and amortization, as described below.

Cost of services. Cost of services for the six months ended June 30, 2018 increased approximately $21.5 million, or 10.8% to $221.5 million from $200.0 million for the same period in 2017. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues decreased to 59.2% for the six months ended June 30, 2018 compared to 60.0% for the same period in 2017 primarily due to a decrease in the proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commissions rates. Traditionally, cost of services as a percent of total revenues is lower during the six-month period ended June 30 as certain investment professionals may earn additional commissions later in the year after meeting annual revenue thresholds.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2018 increased $10.2 million, or 11.8%, to $97.1 million from $86.9 million for the same period in 2017. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $3.6 million increase in sales and promotional marketing expenses to support increased sales activity; (ii) a $2.5 million increase in compensation related costs, including salaries and related benefits and management performance compensation; (iii) a $1.8 million increase in stock-based compensation expense due to fluctuations in our stock price and incremental stock-based awards since second quarter of 2017; (iv) $1.3 million increase in facilities expenses due to expansion of existing offices (v) a $1.2 million increase in other expense categories, net, primarily driven by our expansion and growth. These increases were partially offset by a $0.2 million decrease in legal costs and accruals.

Depreciation and amortization expense. Depreciation and amortization expense increased to $2.9 million for the six months ended June 30, 2018 from $2.6 million for the same period in 2017, an increase of $0.3 million, or 10.7%. The increase is primarily driven by our expansion and growth.

Other income (expense), net

Other income (expense), net increased to $2.9 million for the six months ended June 30, 2018 from $1.8 million for the same period in 2017. The increase was primarily driven by an increase in interest income on our investments in marketable securities, available-for-sale and value of our deferred compensation plan assets held in the rabbi trust.

Interest expense

There were no significant changes in interest expense for the six months ended June 30, 2018 compared to the same period in 2017.

Provision for income taxes

The provision for income taxes was $14.5 million for the six months ended June 30, 2018 compared to $17.6 million in the same period in 2017, a decrease of $3.1 million, or 17.6%. The effective income tax rate for the six months ended June 30, 2018 was 26.4% compared to 38.9% for the same period in 2017. The decrease in the effective tax rate was primarily due to the decrease in the federal statutory rate from 35% to 21%. Permanent items and other increased in 2018 compared to the prior year period due to changes in tax laws under the Act, primarily relating to changes to Section 162(m) of the Internal Revenue Code and the tax rules regarding the deductibility of entertainment expenses.

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

The provisions for income taxes includes the difference in book and tax deductions associated with the settlement of shares under our 2013 Plan and certain disqualifying dispositions of shares issued under our ESPP Plan.

Non-GAAP Financial Measure

In this quarterly report on Form 10-Q, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income and other, including net realized gains (losses) on marketable securities, available-for-sale and cash and cash equivalents, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense and (vi) other non-cash MSR activity. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles (“U.S. GAAP”). We find Adjusted EBITDA as a useful tool to assist in evaluating performance because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash stock-based compensation charges. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$22,167	$15,569	$40,178	$27,569
Adjustments:
Interest income and other (1)	(1,574)	(745)	(2,802)	(1,370)
Interest expense	352	374	712	756
Provision for income taxes (2)	8,155	10,052	14,457	17,554
Depreciation and amortization	1,503	1,303	2,878	2,600
Stock-based compensation	3,159	2,115	5,772	3,981
Other non-cash mortgage servicing rights activity (3)	(41)	—	(41)	—

Adjusted EBITDA(4)	$33,721	$28,668	$61,154	$51,090

(1)	Other for the three and six months ended June 30, 2018 and 2017 includes net realized gains (losses) on marketable securities, available-for-sale.
(2)

Provision for income taxes for the three and six months ended June 30, 2018 was calculated using a 21% U.S. federal corporate tax rate due to the enactment of the Act, which reduced the U.S. federal corporate tax rate from 35% to 21%.

(3)	Other non-cash mortgage servicing rights activity includes the assumption of servicing obligations following the completion of our business acquisitions in 2018.
(4)

The increase in Adjusted EBITDA for the three and six months ended June 30, 2018 compared to the same period in the prior year is primarily due to higher total revenues and a lower proportion of operating expenses compared to revenues.

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

Cash held in our Canadian operations aggregated $251,000 and $421,000 at June 30, 2018 and December 31, 2017, respectively.

Cash Flows

Our total cash and cash equivalents balance increased by $19.2 million to $240.0 million at June 30, 2018 compared to $220.8 million at December 31, 2017. The following table sets forth our summary cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$23,046	$462
Net cash used in investing activities	(1,420)	(22,007)
Net cash used in financing activities	(2,393)	(1,996)

Net increase (decrease) in cash and cash equivalents	19,233	(23,541)
Cash and cash equivalents at beginning of period	$220,786	$187,371
Cash and cash equivalents at end of period	$240,019	$163,830

Operating Activities

Cash flows provided in operating activities were $23.0 million for the six months ended June 30, 2018 compared to $0.5 million for the same period in 2017. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $22.6 million improvement in operating cash flows for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to increases in our volume of real estate brokerage and financing activities, the reduction in our effective income tax rate, differences in timing of payments and receipts, a decrease in advances to our investment sales and financing professionals, a change in bonus accruals and a lower proportion of operating expenses compared to revenues. These improvements in operating cash flows were partially offset by a decrease in the deferral of certain discretionary and other commissions.

Investing Activities

Cash flows used in investing activities were $1.4 million for the six months ended June 30, 2018 compared to $22.0 million for the same period in 2017. The change in investing cash flows for the six months ended June 30, 2018 compared to the same period in 2017 was primarily due to $7.6 million in net purchases and proceeds of marketable securities, available-for-sale for the six months ended June 30, 2018 compared to $18.3 million for the same period in 2017. This change was partially offset by business acquisitions in 2018, which resulted in a $6.2 million use of cash for the six months ended June 30, 2018. See Note 3 – “Acquisition” of our Notes to Condensed Consolidated Financial Statements for additional information.

Financing Activities

Cash flows used in financing activities were $2.4 million for the six months ended June 30, 2018 compared to $2.0 million for the same period in 2017. The change in cash flows used in financing activities for the six months ended June 30, 2018 compared to the same period in 2017 was impacted by taxes paid related to net share settlement of stock-based awards with no such activities in 2018 due to the adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. See Note 11 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.

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

Revenue Recognition

The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. The Company generates financing fees from securing financing on purchase transactions as well as fees earned from refinancing its clients’ existing mortgage debt and other financing activities. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. The Company’s contracts contain one performance obligation related to its real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate and provide that it is operating as a principal in all its revenue generating activities. The Company does not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. Accordingly, the Company determined that the transaction price is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue in principally all cases at the close of escrow for real estate brokerage, close of loan for financing and when services are provided upon closing of the transaction for other revenues.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. government and federal agency securities, corporate debt securities, asset backed securities and other. As of June 30, 2018, the fair value of investments in marketable securities, available-for-sale was $117.4 million. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and when a security no longer meets the criteria of the Company’s investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA as of June 30, 2018. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to market risk. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with the variable rate debt securities as the income produced may decrease if interest rates fall. The following table sets forth the impact on the fair value of our investments as of June 30, 2018 from changes in interest rates based on the duration of the securities (dollars in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$2,833
1% Decrease	$1,416
1% Increase	$(1,415)
2% Increase	$(2,830)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in claims and legal actions arising in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. Such litigation and other proceedings may include, but are not limited to, actions relating to commercial relationships, standard brokerage disputes like the alleged failure to disclose physical or environmental defects or property expenses or contracts, the alleged inadequate disclosure of matters relating to the transaction like the relationships among the parties to the transaction, potential claims or losses pertaining to the asset, vicarious liability based upon conduct of individuals or entities outside of our control, general fraud claims, conflicts of interest claims, employment law claims, including claims challenging the classification of our sales professionals as independent contractors, claims alleging violations of state consumer fraud statutes and intellectual property. While the ultimate liability for these legal proceeding cannot be determined, we review the need for our accrual for loss contingencies quarterly and record an accrual for litigation related losses where the likelihood of loss is both probable and estimable. We do not believe, based on information currently available to us, that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

For information on our legal proceedings, see Note 14 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 other than the new risk factor below.

Our existing goodwill and other intangible assets could become impaired, which may require us to take non-cash charges.

In the second quarter of 2018, we made certain acquisitions that resulted in the recording of intangible assets and goodwill. The goodwill recorded as part of the acquisitions arises from the acquired assembled workforce and commercial lending platform.

Under current accounting guidelines, we evaluate our goodwill and other intangible assets for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. We perform the required annual goodwill impairment evaluation in the fourth quarter of each year. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, such charge could materially adversely affect our reported results of operations and the market price of our common stock in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Marcus & Millichap, Inc. Deferred Compensation Plan

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	August 9, 2018	By:	/s/ Hessam Nadji
Hessam Nadji
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	By:	/s/ Martin E. Louie
Martin E. Louie
Chief Financial Officer
(Principal Financial Officer)