Form 10-Q
period 2018-09-30
Marcus & Millichap, Inc.
filed 2018-11-09
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of November 1, 2018 was 38,651,360 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$181,020	$220,786
Commissions receivable	5,548	9,586
Prepaid expenses	6,516	9,661
Income tax receivable	—	1,308
Marketable securities, available-for-sale	120,701	73,560
Other assets, net	7,572	5,529

Total current assets	321,357	320,430
Prepaid rent	14,517	15,392
Property and equipment, net	18,169	17,153
Marketable securities, available-for-sale	85,135	52,099
Assets held in rabbi trust	9,115	8,787
Deferred tax assets, net	23,635	22,640
Goodwill and other intangible assets, net	5,639	—
Other assets	32,568	23,163

Total assets	$510,135	$459,664

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$8,780	$9,202
Notes payable to former stockholders	1,087	1,035
Deferred compensation and commissions	29,839	49,180
Income tax payable	5,963	—
Accrued bonuses and other employee related expenses	23,103	23,842

Total current liabilities	68,772	83,259
Deferred compensation and commissions	45,418	49,361
Notes payable to former stockholders	6,564	7,651
Deferred rent and other liabilities	6,690	4,505

Total liabilities	127,444	144,776

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,651,360 and 38,374,011 at September 30, 2018 and December 31, 2017, respectively	4	4
Additional paid-in capital	97,375	89,877
Stock notes receivable from employees	(4)	(4)
Retained earnings	285,116	224,071
Accumulated other comprehensive income	200	940

Total stockholders’ equity	382,691	314,888

Total liabilities and stockholders’ equity	$510,135	$459,664

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Real estate brokerage commissions	$191,980	$169,357	$536,145	$472,069
Financing fees	15,947	11,368	41,234	34,131
Other revenues	2,663	2,616	7,154	10,724

Total revenues	210,590	183,341	584,533	516,924

Operating expenses:
Cost of services	132,896	114,803	354,414	314,827
Selling, general and administrative expense	48,659	42,480	145,792	129,393
Depreciation and amortization expense	1,651	1,375	4,529	3,975

Total operating expenses	183,206	158,658	504,735	448,195

Operating income	27,384	24,683	79,798	68,729
Other income (expense), net	2,127	1,172	5,060	3,005
Interest expense	(342)	(370)	(1,054)	(1,126)

Income before provision for income taxes	29,169	25,485	83,804	70,608
Provision for income taxes	8,315	10,010	22,772	27,564

Net income	20,854	15,475	61,032	43,044
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities, net of tax of $(38), $66, $(259) and $242 for the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017, respectively	(115)	104	(771)	325
Foreign currency translation (loss) gain, net of tax of $0 for each of the three months ended September 30, 2018 and 2017 and each of the nine months ended September 30, 2018 and 2017	(29)	(40)	44	(65)

Total other comprehensive (loss) income	(144)	64	(727)	260

Comprehensive income	$20,710	$15,539	$60,305	$43,304

Earnings per share:
Basic	$0.53	$0.40	$1.56	$1.10
Diluted	$0.53	$0.39	$1.55	$1.10
Weighted average common shares outstanding:
Basic	39,191	39,033	39,147	38,995
Diluted	39,484	39,204	39,359	39,136

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	38,374,011	$4	$89,877	$(4)	$224,071	$940	$314,888
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	13	(13)	—

Balance at January 1, 2018, as adjusted	—	—	38,374,011	4	89,877	(4)	224,084	927	314,888
Net and comprehensive income	—	—	—	—	—	—	61,032	(727)	60,305
Stock-based award activity
Stock-based compensation	—	—	—	—	8,919	—	—	—	8,919
Shares issued pursuant to employee stock purchase plan	—	—	13,028	—	356	—	—	—	356
Issuance of common stock for vesting of restricted stock units	—	—	305,975	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,852	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(54,506)	—	(1,777)	—	—	—	(1,777)

Balance as of September 30, 2018	—	$—	38,651,360	$4	$97,375	$(4)	$285,116	$200	$382,691

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$61,032	$43,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,529	3,975
Provision for bad debt expense	52	33
Stock-based compensation	8,919	6,173
Deferred taxes, net	(735)	1,541
Net realized (gains) losses on marketable securities, available-for-sale	(12)	(2)
Other non-cash items	(148)	(46)
Changes in operating assets and liabilities:
Commissions receivable	4,183	594
Prepaid expenses	3,145	2,266
Prepaid rent	875	(1,831)
Asset held in rabbi trust	—	(700)
Other assets	(9,066)	(12,780)
Accounts payable and other liabilities	(1,552)	(1,359)
Income tax receivable/payable	7,271	2,477
Accrued bonuses and other employee related expenses	(558)	(1,763)
Deferred compensation and commissions	(23,739)	(16,760)
Deferred rent and other liabilities	817	476

Net cash provided by operating activities	55,013	25,338
Cash flows from investing activities
Acquisitions, net of cash received	(6,990)	—
Purchases of marketable securities, available-for-sale	(168,672)	(37,561)
Proceeds from sales and maturities of marketable securities, available-for-sale	88,027	14,950
Issuances of employee notes receivable	(126)	(432)
Payments received on employee notes receivable	12	9
Proceeds from sale of property and equipment	—	10
Purchase of property and equipment	(4,574)	(4,987)

Net cash used in investing activities	(92,323)	(28,011)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(1,777)	(1,442)
Proceeds from issuance of shares pursuant to employee stock purchase plan	356	392
Principal payments on notes payable to former stockholders	(1,035)	(986)

Net cash used in financing activities	(2,456)	(2,036)

Net decrease in cash and cash equivalents	(39,766)	(4,709)
Cash and cash equivalents at beginning of period	220,786	187,371

Cash and cash equivalents at end of period	$181,020	$182,662

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(dollar amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosures of cash flow information
Interest paid during the period	$2,180	$1,896

Income taxes paid, net	$16,237	$23,546

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$192	$243

Change in property and equipment included in accounts payable and other liabilities	$708	$(203)

See accompanying notes to condensed consolidated financial statements.

1.	Description of Business and Basis of Presentation

Description of Business

Marcus & Millichap, Inc. (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of September 30, 2018, MMI operates 79 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which primarily includes the operations of Marcus & Millichap Capital Corporation (“MMCC”).

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

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed on March 16, 2018 with the SEC. The results of the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for other interim periods or future years.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, due from independent contractors (included under other assets, net current and other assets non-current), investments in marketable securities, available-for-sale, security deposits (included under other assets, non-current) and commissions receivable. Cash and cash equivalents are placed with high-credit quality financial institutions and invested in high-credit quality money market funds and commercial paper. Concentrations of marketable securities, available-for-sale are limited by the approved investment policy.

To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents. The Company historically has not experienced any significant losses related to cash and cash equivalents.

The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and nine months ended September 30, 2018 and 2017, no transaction represented 10% or more of total revenues. Further, while one transaction may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.

During the three and nine months ended September 30, 2018 and 2017, the Company’s Canadian operations represented less than 1% of total revenues.

During the three and nine months ended September 30, 2018 and 2017, no office represented 10% or more of total revenues.

2.	Accounting Policies and Recent Accounting Pronouncements

Accounting Policies

The complete list of the Company’s accounting policies is included in the Company’s Annual Report on Form 10-K filed on March 16, 2018 with the SEC. The following are updated or new accounting policies.

Revenue Recognition

The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. The Company generates financing fees from securing financing on purchase transactions as well as fees earned from refinancing its clients’ existing mortgage debt and other financing activities, including mortgage servicing. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. The Company’s contracts contain one performance obligation related to its real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate and provide that it is operating as a principal in all its revenue generating activities. The Company does not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. Accordingly, the Company determined that the transaction price is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue in principally all cases at the close of escrow for real estate brokerage, close of loan for financing and when services are provided or upon closing of the transaction for other revenues.

Mortgage Servicing Rights and Fees

Mortgage servicing rights (“MSRs”) are recorded at fair value upon acquisition of a servicing contract. The estimated net cash flows on the contracts are discounted over the estimated life of the underlying loan. The life of the underlying loan is estimated giving consideration to the prepayment provisions in the loan. The Company’s model assumes full prepayment of the loan at or near the point where the prepayment provisions have expired. The MSRs have principally similar risk characteristics.

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

All MSRs are amortized using the interest method over the period that servicing income is expected to be received. MSRs are included in other assets non-current in the accompanying condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data” for additional information. Amortization related to the MSRs is included in depreciation and amortization expense in the accompanying condensed consolidated statements of net and comprehensive income.

We recognize mortgage servicing revenues upon the acquisition of a servicing contract. The Company records servicing fees when earned provided the loans are current and the debt service payments are made by the borrowers. MSRs and related servicing fees are recorded in financing fees in the accompanying condensed consolidated statements of net and comprehensive income.

Capitalization of Internal Labor

Certain costs related to the development or purchases of internal-use software are capitalized. Internal computer software costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs and certain payroll and related costs that are incurred during the development stage of a project are capitalized and amortized using the straight-line method over a useful life of five years. Capitalized costs are recorded in property and equipment, net and depreciation is recorded in the depreciation and amortization in the condensed consolidated financial statements. Depreciation begins for software that has been placed into production and is ready for its intended use. Post-implementation costs such as training, maintenance and support are expensed as incurred. The Company evaluates the carrying value of capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the consideration for the acquisition is allocated to the assets acquired and liabilities assumed. The Company recognizes identifiable assets acquired and liabilities assumed (both specific and contingent) at their acquisition date fair values as determined by management as of the acquisition date. Acquisition-related costs, such as due diligence, legal and accounting fees, are expensed as incurred and not considered in determining the fair value of the acquired assets. The excess of the consideration over the assets acquired net of liabilities assumed is recognized as goodwill.

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

Stock-Based Compensation

The Company follows the accounting guidance for share-based payments which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, independent contractors and non-employee directors. Awards are issued under the Amended and Restated 2013 Omnibus Equity Incentive Plan and 2013 Employee Stock Purchase Plan (“ESPP Plan”).

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

The Company adopted ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting awards (“ASU 2018-7”) on July 1, 2018. As a result, awards made to independent contractors will be measured based on the grant date closing price of the Company’s common stock consistent with awards made to the Company’s employees and directors. Unvested awards issued to independent contractors as of the adoption date of July 1, 2018 were remeasured at the adoption date stock price. The Company will recognize the remaining unrecognized value of unvested awards over the remaining performance period based on the adoption date stock price, with no further remeasurement through the performance completion date. Prior to the adoption of ASU 2018-7, the Company determined that the fair value of the awards made to independent contractors shall be measured based on the fair value of the equity instrument as it is more reliably measurable than the fair value of the consideration received. The Company used the grant date as the performance commitment date, and the measurement date was the date the services were completed, which was the vesting date. As a result, the Company recorded stock-based compensation for these awards over the vesting period on a straight-line basis with periodic adjustments during the vesting period for changes in the fair value of the awards.

If there are any modifications or cancellations of the underlying unvested share-based awards, the Company may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.

For awards issued under the ESPP Plan, the Company determined that the plan was a compensatory plan and is required to expense the fair value of the awards over each six-month offering period. The Company estimates the fair value of these awards using the Black-Scholes option pricing model. The Company calculates the expected volatility based on the historical volatility of the Company’s common stock and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant, both consistent with the term of the offering period. The Company incorporates no forfeiture rate and includes no expected dividend yield as the Company has not, and currently does not intend to pay a regular dividend.

Recent Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the existing revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for the transfer to a customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contacts with Customers: Principal Versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The additional ASUs clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resources Group established by the FASB and extended the required adoption of ASU 2014-09 which is now effective for reporting periods beginning after December 15, 2017. The Company adopted the new standard on January 1, 2018 using the modified retrospective method.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 changed the definition of a business in an effort to assist entities with evaluating whether a set of transferred assets and activities is a business. ASU 2017-01 was effective for the Company on January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for the Company on January 1, 2020, with early adoption permitted. The qualitative assessment remains optional and is unchanged. The Company prospectively adopted ASU 2017-04 in the second quarter of 2018. There was no impact to the Company as the Company was not required to evaluate goodwill for impairment.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. ASU 2018-02 permits companies that elect to make the reclassification adjustment the option to apply the guidance retrospectively or to record the reclassification as of the beginning of the period of adoption. The Company adopted the new standard on January 1, 2018 and elected to make the reclassification adjustment pertaining to the stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the “Act”) from accumulated other comprehensive income to retained earnings as of the beginning of the period, which was in the amount of $13,000.

In June 2018, the FASB issued ASU No. 2018-7. ASU 2018-7 is effective for reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in interim periods, but no earlier than an entity’s adoption of ASC 606, Revenue from Contracts with Customers. For the Company, the new standard would have been effective during the first quarter of 2019 with early adoption permitted and will require equity-classified share-based payment awards issued to non-employees to be measured based on the grant date price, instead of the previous requirement to remeasure the awards through the performance completion date. The Company early adopted ASU 2018-7 during the third quarter of 2018. As a result of the adoption, awards issued to non-employees prior to the adoption date of July 1, 2018 were remeasured at the adoption date stock price with no further remeasurement through the performance completion date. Awards issued to nonemployees subsequent to the adoption date are based on the grant date stock price. The Company will recognize the remaining unrecognized value of unvested non-employee awards over the remaining performance period based on the adoption date stock price with no further remeasurement through the performance completion date.

Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company will be required to adopt the new standard effective January 1, 2019, and the Company’s condensed consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset for virtually all of its current operating leases. As of September 30, 2018, the Company had remaining contractual obligations for operating leases (autos and office) that aggregate approximately $89.6 million. Accordingly, the Company anticipates that the adoption of the new standard will have a material impact on the Company’s condensed consolidated balance sheets. The amount of which and the potential impact on the condensed consolidated statements of net and comprehensive income and condensed consolidated statements of cash flows has yet to be determined.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2020. Under ASU 2016-13, the Company will be required to use an expected-loss model for its marketable securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At September 30, 2018, the Company had $205.8 million in marketable securities, available for sale which would be subject to this new standard. As of September 30, 2018, these marketable securities, available for sale have an average credit rating of AA+ and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2020. ASU 2018-13 modifies prior disclosure requirements for fair value measurement. The modification removes certain disclosure requirements related to the fair value hierarchy, such as removing the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2, modifying existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements, such as disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. As of September 30, 2018, the Company had contingent consideration liability of $1.8 million measured as Level 3. The Company is currently evaluating the impact of this new standard and does not expect ASU 2018-13 to have a material effect on its condensed consolidated financial statements.

3.	Acquisitions, Goodwill and Intangible Assets

During the nine months ended September 30, 2018, the Company completed three acquisitions and the results of each of the acquisitions have been included in the condensed consolidated financial statements beginning on their respective acquisition date. The acquisitions expand the Company’s network of its real estate sales and financing professionals and loan originators and provides further diversification to its loan origination platform and financing services. Aggregate terms of these acquisitions included: (i) cash paid at closing of approximately $7.0 million, net of cash received and (ii) the fair value of contingent consideration which may be paid over the next five-year period after the related acquisition based on achievement of certain EBITDA targets or service requirements. The Company determined the fair value of the contingent consideration was $1.7 million using a probability-weighted, discounted cash flow estimate based on achieving EBITDA targets. See Note 9 – “Fair Value Measurements” for additional information on contingent consideration.

The acquisitions were accounted for as business combinations. Based on preliminary purchase price allocations, $2.0 million, net, was allocated to mortgage servicing assets ($2.1 million) and liabilities ($0.1 million), $1.6 million was allocated to the fair values of intangible assets, $0.8 million to other assets noncurrent and $0.1 million to acquired working capital, with the remainder of $4.2 million allocated to goodwill.

The goodwill recorded as part of the acquisitions primarily arose from the acquired assembled workforce and commercial sales, lending and servicing platforms. The Company expects all of the goodwill to be tax deductible, with the tax-deductible amount of goodwill related to the contingent consideration to be determined once the cash payments are made to settle the contingent consideration. The goodwill resulting from these acquisitions is allocated to the Company’s one reporting unit.

Goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill (1)	$4,186	$—	$4,186	$—	$—	$—
Intangible assets (1)	1,571	(118)	1,453	—	—	—

	$5,757	$(118)	$5,639	$—	$—	$—

(1)	Represents additions from acquisition.

The net change in the carrying value of intangible assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Beginning balance	$—	$—
Additions from acquisition	1,571	—
Amortization	(118)	—

	$1,453	$—

Estimated amortization expense for intangible assets for the next five years and thereafter consisted of the following (in thousands):

September 30, 2018
Remainder of 2018	$88
2019	340
2020	327
2021	245
2022	184
Thereafter	269

$1,453

4.	Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Computer software and hardware equipment	$18,311	$16,247
Furniture, fixtures, and equipment	23,527	21,695
Less: accumulated depreciation and amortization	(23,669)	(20,789)

	$18,169	$17,153

During the nine months ended September 30, 2018 and 2017, the Company wrote off approximately $1.4 million and $2.9 million, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.

5.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
MSRs, net of amortization	$—	$—	$2,329	$—
Due from independent contractors, net (1) (2)	3,236	3,672	28,032	21,726
Security deposits	—	—	1,170	1,158
Employee notes receivable (3)	184	366	139	255
Customer trust accounts and other	4,152	1,491	898	24

	$7,572	$5,529	$32,568	$23,163

(1)

Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to five years.

(2)

Includes allowance for doubtful accounts related to current receivables of $474 and $494 as of September 30, 2018 and December 31, 2017, respectively. The Company recorded a provision for bad debt expense of $81 and $87 and wrote off $17 and $4 of these receivables for the three months ended September 30, 2018 and 2017, respectively. The Company recorded a provision for bad debt expense of $52 and $33 and wrote off $72 and $14 of these receivables for the nine months ended September 30, 2018 and 2017, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.

(3)	See Note 8 – “Related-Party Transactions” for additional information.

The net change in the carrying value of MSRs consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Beginning balance	$—	$—
Additions from acquisition	2,121	—
Additions	373	—
Amortization	(165)	—

	$2,329	$—

See Note 9 – “Fair Value Measurements” for additional information about MSRs.

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Stock appreciation rights (“SARs”) liability (1)	$1,735	$1,662	$19,150	$20,217
Commissions payable to investment sales and financing professionals	26,843	46,257	18,583	21,924
Deferred compensation liability (1)	1,261	1,261	7,685	7,220

	$29,839	$49,180	$45,418	$49,361

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

Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rates at January 1, 2018 and 2017 were 4.409% and 4.446%, respectively. MMI recorded interest expense related to this liability of $220,000 and $233,000, for the three months ended September 30, 2018 and 2017, respectively, and $669,000 and $699,000 for the nine months ended September 30, 2018 and 2017, respectively.

Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the nine months ended September 30, 2018, the Company made total payments (consisting of accumulated interest) of $1.7 million classified as an operating cash flow in the deferred compensation and commissions caption in the accompanying condensed consolidated statements of cash flows.

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

Deferred Compensation Liability

A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to limits as determined by the plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of MMI’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the nine months ended September 30, 2018, the Company made total payments to participants of $946,000.

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Increase in the carrying value of the assets held in the rabbi trust (1)	$266	$202	$456	$571

Increase in the net carrying value of the deferred compensation obligation (2)	$267	$219	$455	$618

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

6.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	September 30, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$106,291	$—	$(150)	$106,141	$57,712	$—	$(88)	$57,624
U.S. government sponsored entities	3,502	—	(17)	3,485	7,016	—	(8)	7,008
Corporate debt securities	10,988	—	(13)	10,975	8,931	—	(3)	8,928
Asset-backed securities and other	100	—	—	100	—	—	—	—

	$120,881	$—	$(180)	$120,701	$73,659	$—	$(99)	$73,560

Long-term investments:
U.S. treasuries	$52,865	$—	$(343)	$52,522	$18,111	$7	$(164)	$17,954
U.S. government sponsored entities	1,603	—	(83)	1,520	5,306	—	(62)	5,244
Corporate debt securities	25,374	4	(471)	24,907	22,505	268	(54)	22,719
Asset-backed securities and other	6,252	1	(67)	6,186	6,180	17	(15)	6,182

	$86,094	$5	$(964)	$85,135	$52,102	$292	$(295)	$52,099

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	September 30, 2018		December 31, 2017
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(730)	$187,177	$(158)	$63,229

12 months or longer	$(414)	$17,099	$(236)	$44,961

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross realized gains (1)	$—	$1	$12	$2

Gross realized losses (1)	$—	$—	$—	$—

(1)

Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

As of September 30, 2018, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent to sell, or whether it is more likely than not that it will be required to sell the investment before recovery of the investment’s cost basis. The Company has no current intent to sell, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipated liquidity and capital requirements, anticipated credit deterioration, duration management or when a security no longer meets the criteria of the Company’s investment policy.

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$120,881	$120,701	$73,659	$73,560
Due after one year through five years	63,511	63,236	30,644	30,517
Due after five years through ten years	16,451	15,955	15,090	15,200
Due after ten years	6,132	5,944	6,368	6,382

	$206,975	$205,836	$125,761	$125,659

Weighted average contractual maturity	2.0 years		2.6 years

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

7.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by the former stockholders (“the Notes”). Such Notes had been previously assumed by MMC, and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments with a final principal payment due during the second quarter of 2020. During each of the nine months ended September 30, 2018 and 2017, the Company made total payments on the Notes of $1.5 million, including principal and interest.

Accrued interest included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets pertaining to the Notes consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued interest	$175	$305

Interest expense pertaining to the Notes consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense	$96	$110	$307	$345

8.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC whereby the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company acquires the services separately. During the three months ended September 30, 2018 and 2017, the Company incurred net costs of $20,000 and $43,000 under the TSA, respectively. During the nine months ended September 30, 2018 and 2017, the Company incurred net costs of $147,000 and $168,000 under the TSA, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended September 30, 2018 and 2017, the Company earned real estate brokerage commissions and financing fees of $1.8 million and $309,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $1.1 million and $181,000, respectively, related to these revenues. For the nine months ended September 30, 2018 and 2017, the Company earned real estate brokerage commissions and financing fees of $4.9 million and $632,000, respectively, from subsidiaries of MMC related to these services. The Company incurred cost of services of $2.9 million and $368,000, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. Rent expense for this lease aggregated $257,000 and $253,000 for the three months ended September 30, 2018 and 2017 respectively. Rent expense for this lease aggregated $765,000 and 759,000 for the nine months ended September 30, 2018 and 2017 respectively. Rent expense is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Accounts Payable and Other Liabilities with MMC

For each of the periods ended September 30, 2018 and December 31, 2017, accounts payable and other liabilities with MMC totaling $91,000 remain unpaid and are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.

Other

The Company makes advances to non-executive employees from time-to-time. At September 30, 2018 and December 31, 2017, the aggregate principal amount for employee notes receivable was $323,000 and $621,000, respectively, which is included in other assets (current and non-current), in the accompanying condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data” for additional information.

As of September 30, 2018, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned approximately 42% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

9.	Fair Value Measurements

U.S. GAAP defines the fair value of a financial instrument as the amount that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. The Company is responsible for the determination of the value of the investment carried at fair value and the supporting methodologies and assumptions. The Company uses various pricing sources and third parties to validate the values utilized.

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

Recurring Fair Value Measurements

The Company values its investments including assets held in rabbi trust, commercial paper, money market funds, investments in marketable securities, available-for-sale and contingent consideration at fair value on a recurring basis. Fair values for assets held in rabbi trust were determined based on the underlying investments in the trust. For marketable securities, available-for-sale fair values were determined for each individual security in the investment portfolio and all these securities are measured as Levels 1 or 2 as appropriate. Contingent consideration in connection with acquisitions is carried at fair value based on a probability weighted discounted cash flow based on achieving EBITDA and other service requirements and is measured as Level 3.

Assets and liabilities carried at fair value are categorized into one of the three categories described above and consisted of the following (in thousands):

	September 30, 2018				December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$9,115	$—	$9,115	$—	$8,787	$—	$8,787	$—

Cash equivalents (1):
Commercial paper	$8,496	$—	$8,496	$—	$11,441	$—	$11,441	$—
Money market funds	110,231	110,231	—	—	157,788	157,788	—	—

	$118,727	$110,231	$8,496	$—	$169,229	$157,788	$11,441	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. treasuries	$106,141	$106,141	$—	$—	$57,624	$57,624	$—	$—
U.S. government sponsored entities	3,485	—	3,485	—	7,008	—	7,008	—
Corporate debt securities	10,975	—	10,975	—	8,928	—	8,928	—
Asset-backed securities and other	100	—	100	—	—	—	—	—

	$120,701	$106,141	$14,560	$—	$73,560	$57,624	$15,936	$—

Long-term investments:
U.S. treasuries	$52,522	$52,522	$—	$—	$17,954	$17,954	$—	$—
U.S. government sponsored entities	1,520	—	1,520	—	5,244	—	5,244	—
Corporate debt securities	24,907	—	24,907	—	22,719	—	22,719	—
Asset-backed securities and other	6,186	—	6,186	—	6,182	—	6,182	—

	$85,135	$52,522	$32,613	$—	$52,099	$17,954	$34,145	$—

Liabilities:
Contingent consideration	$1,806	$—	$—	$1,806	$—	$—	$—	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

At September 30, 2018, the fair value of the contingent consideration was $1.8 million. Assuming the achievement of the applicable performance criteria, the Company anticipates these earn-out payments will be made over the next five-year period. Adjustments to earn-out liabilities in periods subsequent to the completion of acquisitions are reflected in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Beginning balance	$—	$—
Contingent consideration in connection with acquisitions	1,720	—
Change in fair value of contingent consideration	86	—
Payments of contingent consideration	—	—

	$1,806	$—

There were no transfers in or out of Level 1, Level 2 and Level 3 during the nine months ended September 30, 2018.

Nonrecurring Fair Value Measurements

In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets include MSRs. MSRs are initially recorded at fair value based on internal models using contractual information and assumptions of a market participant and are measured as Level 3. The Company’s MSRs do not trade in an active, open market with readily observable prices. The Company has elected the amortization method for the subsequent measurement of MSRs. The estimated fair value of the Company’s MSRs were developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or fair value. The fair value of the MSRs approximated the carrying value at September 30, 2018.

10.	Stockholders’ Equity

Common Stock

As of September 30, 2018 and December 31, 2017, there were 38,651,360 and 38,374,011 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee directors, respectively. See Note 13 – “Earnings per Share” for additional information.

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At September 30, 2018 and December 31, 2017, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive income as of September 30, 2018, by component, net of income taxes consisted of the following (in thousands):

	Unrealized gains and (losses) of available-for- sale securities	Foreign currency translation (3)	Total
Beginning balance, December 31, 2017	$(62)	$1,002	$940
Cumulative effect of change in accounting principle (1)	(13)	—	(13)

Balance at January 1, 2018, as adjusted	(75)	1,002	927

Other comprehensive (loss) income before reclassifications	(779)	44	(735)
Amounts reclassified from accumulated other comprehensive (loss) income (2)	8	—	8

Net current-period other comprehensive (loss) income	(771)	44	(727)

	$(846)	$1,046	$200

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

2013 Omnibus Equity Incentive Plan

The board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were initially reserved for the issuance of awards. Pursuant to the automatic increases previously provided for in the 2013 Plan, the board of directors approved share reserve increases aggregating 3,300,000. Pursuant to the amendment and restatement of the 2013 Plan referenced above, the automatic share increase provision was removed. As of September 30, 2018, there were 5,401,371 shares available for future grants under the 2013 Plan.

Awards Granted and Settled

Under the 2013 Plan, the Company has issued restricted stock awards (“RSAs”) to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest in equal annual installments over a one-year or three-year period from the date of grant. All RSUs vest in equal annual installments over a five-year period from the date of grant. Any unvested awards are canceled upon termination as a service provider. Awards accelerate upon death subject to approval by the compensation committee. As of September 30, 2018, there were no issued or outstanding options, SARs, performance units or performance shares awards under the 2013 Plan.

During the nine months ended September 30, 2018, 305,975 shares of RSUs vested and were delivered and 54,506 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2017	30,732	500,859	450,264	981,855	$23.90

Granted
February 2018	—	106,419	20,293	126,712
March 2018	—	15,000	—	15,000
May 2018	12,852	4,854	14,280	31,986
August 2018	—	10,407	63,651	74,058

Total Granted	12,852	136,680	98,224	247,756	34.92
Vested	(16,488)	(142,433)	(163,542)	(322,463)	22.06
Transferred	—	(7,356)	7,356	—	26.52
Forfeited/canceled	—	(1,960)	(5,744)	(7,704)	28.76

Nonvested shares at September 30, 2018 (1)	27,096	485,790	386,558	899,444	$27.56

Unrecognized stock-based compensation expense as of September 30, 2018 (2)	$526	$10,884	$10,621	$22,031

Weighted average remaining vesting period (years) as of September 30, 2018	0.95	3.27	3.27	3.22

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.22 years.

As of September 30, 2018, 578,618 fully vested deferred stock units (“DSUs”) remained outstanding. See “Amendments to Restricted Stock and SARs” section below and Note 13 – “Earnings per Share” for additional information. Future share settlements of DSUs by year consisted of the following:

September 30, 2018
2018	237,052
2019	—
2020	—
2021	60,373
2022	281,193

578,618

Employee Stock Purchase Plan

In 2013, the Company adopted the ESPP Plan. The ESPP Plan qualifies under Section 423 of the Internal Revenue Code and provides for consecutive, non-overlapping 6-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. Qualifying employees may purchase shares of the Company stock at a 10% discount based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations. The Company determined that the ESPP Plan was a compensatory plan and is required to expense the fair value of the awards over each 6-month offering period.

The ESPP Plan initially had 366,667 shares of common stock reserved and 233,867 and 246,895 shares of common stock remain available for issuance for each of the periods at September 30, 2018 and December 31, 2017, respectively. The ESPP Plan provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the board of directors. Pursuant to the provisions of the ESPP Plan, the board of directors has determined to not provide for any annual increases to date. As of September 30, 2018, total unrecognized compensation cost related to the ESPP Plan was $18,000 and is expected to be recognized over a weighted average period of 0.12 years.

Amendments to Restricted Stock and SARs

Restricted Stock

In connection with the IPO, the Company entered into sales restriction agreements with certain of its executive officers. The sale restriction agreements provided for vesting acceleration as to all outstanding shares of restricted shares held by the executive officers and termination of certain existing Buy-Sell Agreements entered into between the Company and such executive officers prior to the IPO in exchange for the executive officers’ agreement to limit their ability to sell, transfer, hypothecate, encumber, or in any way alienate any of their shares. Such sales restrictions lapse at a rate of 20% per year for five years if the participant remains employed by the Company. In the event of death or termination of employment after reaching the age of 67, 100% of the shares of stock will be released from the resale restriction. Further, 100% of the shares of stock will be released from the resale restriction upon the consummation of a change of control of the Company. Of the original 3,689,326 shares subject to resale restriction, 732,020 shares remained subject to sales restriction at September 30, 2018 and will be fully released during the fourth quarter of 2018.

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

Summary of Stock-Based Compensation

The Company adopted ASU 2018-7 on July 1, 2018. As a result of the adoption, awards issued to its independent contractors prior to the adoption date of July 1, 2018 were remeasured at the adoption date stock price. The Company will recognize the remaining unrecognized value of unvested awards over the remaining performance period with no further remeasurement through the performance completion date. For all new awards after the date of adoption, the Company will measure its awards made to independent contractors based on the grant date closing price of its common stock consistent with awards made to the Company’s employees and non-employee directors. Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Employee stock purchase plan	$37	$31	$100	$106
RSAs – non-employee directors	182	105	458	284
RSUs – employees	1,112	975	3,161	2,841
RSUs – independent contractors (1)	1,816	1,081	5,200	2,942

	$3,147	$2,192	$8,919	$6,173

(1)

The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered non-employees. Prior to the adoption of ASU 2018-7, such awards were required to be measured at fair value at the end of each reporting period until settlement. Stock-based compensation expense was therefore impacted by the changes in the Company’s common stock price during each reporting period prior to the adoption of July 1, 2018.

12.	Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2018 was 28.5% and 27.2%, respectively, compared to 39.3% and 39.0% for the three and nine months ended September 30, 2017, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (in thousands):

	Three Months Ended September 30,
	2018		2017
	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$6,125	21.0%	$8,920	35.0%
State income tax expense, net of federal benefit	1,462	5.0%	993	3.9%
Effect of foreign operations	(28)	(0.1)%	16	0.1%
Windfall tax benefits, net related to stock-based compensation	(17)	(0.1)%	32	0.1%
Change in valuation allowance	162	0.6%	38	0.2%
Permanent items and other (1)	611	2.1%	11	—

	$8,315	28.5%	$10,010	39.3%

(1)

2018 includes the impact of the changes in tax laws under the Act, primarily relating to changes to Section 162(m) of the Internal Revenue Code and the tax rules regarding the deductibility of entertainment expenses and recording of uncertain tax positions.

	Nine Months Ended September 30,
	2018		2017
	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$17,599	21.0%	$24,713	35.0%
State income tax expense, net of federal benefit	3,974	4.7%	2,734	3.9%
Effect of foreign operations	(48)	—	63	0.1%
Windfall tax benefits, net related to stock-based compensation	(261)	(0.3)%	(124)	(0.2)%
Change in valuation allowance	284	0.3%	154	0.2%
Permanent items and other (1)	1,224	1.5%	24	—

	$22,772	27.2%	$27,564	39.0%

(1)

2018 includes the impact of the changes in tax laws under the Act, primarily relating to changes to Section 162(m) of the Internal Revenue Code and the tax rules regarding the deductibility of entertainment expenses and recording of uncertain tax positions.

On December 22, 2017, the Act was enacted, which significantly changed the U.S. corporate income tax laws by, among other items, reducing the U.S. corporate income tax rate to 21% from 35% starting in 2018, eliminating certain exceptions to Section 162(m) of the Internal Revenue Code and expanding the employees, companies and types of compensation covered by Section 162(m), and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the Act, the Company revalued its deferred taxes, net due to the changes in the U.S. corporate statutory federal income tax rate and recorded a net charge of $11.6 million in the provision for income taxes during the fourth quarter of 2017. Although the Company’s accounting for certain income tax effects of the Act is incomplete, it was determined that the $11.6 million charge is a reasonable estimate of those effects. As of September 30, 2018, this amount continues to be our best estimate of the impact of the Act in accordance with our understanding of the Act and the related guidance available. When the IRS issues additional guidance and regulations enabling the Company to finalize certain tax positions, the Company will be able to conclude whether any further adjustments are required to be made to its deferred tax assets, net balance as of December 31, 2017. Any adjustments to this provisional amount will be reported no later than the fourth quarter of 2018, as a component of the provision for income taxes in the reporting period in which any such adjustments are determined.

13.	Earnings per Share

Basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator (Basic and Diluted):
Net income	$20,854	$15,475	$61,032	$43,044

Denominator:
Basic
Weighted average common shares issued and outstanding	38,641	38,132	38,598	38,094
Deduct: Unvested RSAs (1)	(29)	(29)	(30)	(29)
Add: Fully vested DSUs (2)	579	930	579	930

Weighted Average Common Shares Outstanding	39,191	39,033	39,147	38,995

Basic earnings per common share	$0.53	$0.40	$1.56	$1.10

Diluted
Weighted Average Common Shares Outstanding from above	39,191	39,033	39,147	38,995
Add: Dilutive effect of RSUs, RSAs & ESPP	293	171	212	141

Weighted Average Common Shares Outstanding	39,484	39,204	39,359	39,136

Diluted earnings per common share	$0.53	$0.39	$1.55	$1.10

Antidilutive shares excluded from diluted earnings per common share (3)	76	205	250	381

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

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at September 30, 2018. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the Federal Funds Rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio. In connection with executing the Credit Agreement, as amended, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $26,000 and $28,000 during the three months ended September 30, 2018 and 2017, respectively, and $78,000 and $83,000 during the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, there were no amounts outstanding under the Credit Agreement.

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end both on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of September 30, 2018, the Company was in compliance with all financial and non-financial covenants.

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

Other

In connection with certain agreements with current and prospective investment sales and financing professionals, the Company has committed to advance amounts to these investment sales and financing professionals, subject to certain conditions and/or reaching performance goals. Such commitments aggregated $11.3 million, including amounts committed to through the date the condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the words “Marcus & Millichap,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., Marcus & Millichap Real Estate Investment Services, Inc. and its other consolidated subsidiaries.

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 16, 2018, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years.

As of September 30, 2018, we had 1,870 investment sales and financing professionals that are primarily exclusive independent contractors operating in 79 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three and nine months ended September 30, 2018, we closed 2,427 and 6,869 investment sales, financing and other transactions with total volume of approximately $12.0 billion and $33.1 billion, respectively. During the year ended December 31, 2017, we closed 8,979 sales, financing and other transactions with total volume of approximately $42.2 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For the three months ended September 30, 2018, approximately 91% of our revenues were generated from real estate brokerage commissions, 8% from financing fees and 1% from other revenues, including consulting and advisory services. For the nine months ended September 30, 2018, approximately 92% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 1% from other revenues, including consulting and advisory services. During the year ended December 31, 2017, approximately 90% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 3% from other revenues, including consulting and advisory services.

We divide commercial real estate into four major market segments, characterized by price:

•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.

Our strength is in serving private clients in the $1-$10 million private client market segment, which contributed approximately 66% and 68% of our real estate brokerage commissions during the three months ended September 30, 2018 and 2017, respectively, and approximately 65% and 69% of our real estate brokerage commissions during the nine months ended September 30, 2018 and 2017, respectively. The following tables set forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended September 30,
	2018			2017			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	268	$166	$7,224	259	$166	$7,032	9	$—	$192
Private client market ($1 - $10 million)	1,352	4,382	125,898	1,282	3,906	115,959	70	476	9,939
Middle market (≥$10 - $20 million)	119	1,581	31,158	94	1,284	24,505	25	297	6,653
Larger transaction market (≥$20 million)	70	3,169	27,700	62	2,644	21,861	8	525	5,839

	1,809	$9,298	$191,980	1,697	$8,000	$169,357	112	$1,298	$22,623

	Nine Months Ended September 30,
	2018			2017			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	764	$489	$20,819	762	$472	$20,110	2	$17	$709
Private client market ($1 - $10 million)	3,819	12,038	350,062	3,628	11,184	328,177	191	854	21,885
Middle market (≥$10 - $20 million)	350	4,789	85,984	258	3,501	64,047	92	1,288	21,937
Larger transaction market (≥$20 million)	213	8,846	79,280	162	6,607	59,735	51	2,239	19,545

	5,146	$26,162	$536,145	4,810	$21,764	$472,069	336	$4,398	$64,076

We continue to increase our presence in the United States and Canada through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive opportunities where we believe the markets will benefit from our business model. For the nine months ended September 30, 2018, we completed acquisitions that expanded our presence in the financing market in the Midwest and in the real estate brokerage market in Canada. We also added commercial mortgage servicing to the financing services.

The following charts set forth the percentage of transactions by region for real estate brokerage.

Three Months Ended September 30,		Nine Months Ended September 30,
2018	2017	2018	2017

(1)	Includes our Canadian operations, which represented less than 1% of our total revenues in each period presented.

Factors Affecting Our Business

Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate investment sales and financing transactions we close in any period. The number and size of these transactions are affected by our ability to recruit and retain investment sales and financing professionals, identify and contract properties for sale and identify those that need financing and refinancing. We principally monitor the commercial real estate market through four factors, which generally drive our business. The factors are the economy, commercial real estate supply and demand, capital markets and investment sentiment and investment activity.

The Economy

Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or a negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, retail spending and confidence trends can have a positive or a negative impact on our business. Overall market conditions can have an effect on investor sentiment and, ultimately, the demand for our services from investors in real estate. Economic momentum accelerated in the third quarter, supported by the stimulus of tax reform and elevated confidence levels. Strong job creation and accelerating wage growth reinforced consumption, lifting retail sales and contributing to broad-based economic growth. Considering the strength of the employment market, which attained an all-time record number of job openings and the lowest unemployment rate in nearly 50 years, prospects for housing and commercial real estate space demand remain robust. However, the positive employment climate is converging with new tariffs and rising energy costs to spark inflationary pressure, inspiring the Federal Reserve to maintain a conservative stance and raise interest rates. Rising interest rates have the potential to impact commercial real estate transactions, particularly if long-term interest rates increase quickly. Despite these risks, we remain optimistic the economic expansion will carry into 2019, and this momentum will benefit the commercial real estate sector.

Commercial Real Estate Supply and Demand

Our business is dependent on the willingness of investors to invest in or sell commercial real estate, which is affected by factors beyond our control. These factors include the supply of commercial real estate coupled with user demand for these properties and the performance of real estate assets when compared with other investment alternatives, such as stocks and bonds. The strong pace of economic growth this year has reinforced demand for all types of commercial real estate space, sustaining positive real estate fundamentals. We believe these trends should remain in-place into 2019 as elevated hiring, wage growth, consumption and household formation all positively influence the sector. Although construction remains elevated for apartments, self-storage facilities, hotels and industrial properties, demand has kept pace on a macro level. National apartment and industrial vacancy rates reached their tightest level in over 15 years while hotels have sustained record-high occupancy rates. There are, however, some pockets of oversupply risk in select major metropolitan areas. The strong performance trends and positive economic outlook continue to bolster seller’s valuation perceptions resulting in a widening expectation gap as prospective buyers closely monitor interest rates and the rising cost of capital.

Capital Markets

Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt and, as a result, credit and liquidity impact transaction activity and prices. Changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether increases or decreases, could adversely or positively affect the operations and income potential of commercial real estate properties. These changes also influence the demand of investors for commercial real estate investments. We believe that indications from the U.S. Federal Reserve of future interest rate increases and a reduction of the Federal Reserve balance sheet could place additional upward pressure on interest rates. This, together with uncertainty created by trade tensions, stock market volatility and questions regarding international monetary policy remain a short-term headwind for real estate transactions. These risks could intensify if short-term interest rates rise above long-term interest rates, creating an inverted yield curve, an event commonly perceived to precede a recession, as negative media coverage could potentially erode the current economic strength. However, lenders continue to make capital available for most areas and property types. Lenders have tightened capital availability for new development and are less willing to lend based on speculative value-add opportunities. These disciplined underwriting standards offer the investment market strong liquidity and balanced lending resources while curbing more speculative investment outlays and oversupply risk.

Investor Sentiment and Investment Activity

We rely on investors to buy and sell properties in order to generate commissions. Investors’ desires to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning. Investor sentiment remains positive by historical standards, though it is still below the peak set in 2016. The combination of economic strength and generally positive fundamentals across most property types has raised seller expectations, causing them to price assets aggressively in many cases. Buyers, however, are using more cautious underwriting to value assets as the prospect of rising interest rates and the possibility of a softening late cycle outlook weigh on acquisition strategies. The resulting gap in expectations has moderated sales to a degree, extending the marketing and closing timelines, but overall velocity has nudged higher from last-year’s levels. We believe that the maturing cycle, combined with volatility in financial markets, inflation trends and rising interest rates will balance with the positive economic and employment trends as well as the strength of commercial real estate fundamentals to deliver generally stable sales activity.

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

Financing fees

We earn financing fees by securing financing on purchase transactions or by securing refinancing of our clients’ existing mortgage debt. We recognize financing fee revenues at the time the loan closes and we have no remaining significant obligations for performance in connection with the transaction. To a lesser extent, we also earn mortgage servicing revenue, mortgage servicing fees and ancillary fees associated with financing activities. We recognize mortgage servicing revenues upon the acquisition of a servicing obligation. We generate mortgage servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related mortgage servicing functions, activities and services.

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

Selling, general & administrative expenses

The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources, transaction costs related to acquisitions, changes in fair value for contingent consideration and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to non-employee directors, employees and independent contractors (i.e. investment sales and financing professionals) under the Amended and Restated 2013 Omnibus Equity Incentive Plan, as amended (“2013 Plan”) and the 2013 Employee Stock Purchase Plan (“ESPP Plan”).

Depreciation and amortization expense

Depreciation expense consists of depreciation recorded on our computer software and hardware and furniture, fixture and equipment. Depreciation are provided over estimated useful lives ranging from three to seven years for owned assets or over the lesser of the asset estimated useful lives or the related lease term for leasehold improvements. Amortization expense consists of (i) amortization recorded on our mortgage servicing rights (“MSRs”) using the interest method over the period that servicing income is expected to be received and (ii) amortization recorded on intangible assets amortized on a straight-line basis using a useful life between one and six years.

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

Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the three months ended September 30, 2018 and 2017, we closed more than 2,400 and 2,200 investment sales, financing and other transactions with total volume of approximately $12.0 billion and $10.1 billion, respectively. During the nine months ended September 30, 2018 and 2017, we closed more than 6,800 and 6,500 investment sales, financing and other transactions with total volume of approximately $33.1 billion and $29.9 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Real Estate Brokerage
Average Number of Investment Sales Professionals	1,738	1,658	1,701	1,638
Average Number of Transactions per Investment Sales Professional	1.04	1.02	3.03	2.94
Average Commission per Transaction	$106,125	$99,798	$104,187	$98,143
Average Commission Rate	2.06%	2.12%	2.05%	2.17%
Average Transaction Size (in thousands)	$5,140	$4,714	$5,084	$4,525
Total Number of Transactions	1,809	1,697	5,146	4,810
Total Sales Volume (in millions)	$9,298	$8,000	$26,162	$21,764

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Financing (1)
Average Number of Financing Professionals	104	92	97	95
Average Number of Transactions per Financing Professional	4.17	4.45	12.28	12.72
Average Fee per Transaction	$34,733	$27,795	$33,326	$28,254
Average Fee Rate	0.84%	0.85%	0.90%	0.88%
Average Transaction Size (in thousands)	$4,112	$3,274	$3,717	$3,224
Total Number of Transactions	434	409	1,191	1,208
Total Financing Volume (in millions)	$1,785	$1,339	$4,427	$3,895

(1)	Operating metrics calculated excluding certain financing fees not directly associated to transactions.

Results of Operations

Following is a discussion of our results of operations for the three months ended September 30, 2018 and 2017. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Comparison of Three Months Ended September 30, 2018 and 2017

Below are key operating results for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2018	Percentage of Revenue	Three Months Ended September 30, 2017	Percentage of Revenue	Change

					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$191,980	91.2%	$169,357	92.4%	$22,623	13.4%
Financing fees	15,947	7.6	11,368	6.2	4,579	40.3
Other revenues	2,663	1.2	2,616	1.4	47	1.8

Total revenues	210,590	100.0	183,341	100.0	27,249	14.9

Operating expenses:
Cost of services	132,896	63.1	114,803	62.6	18,093	15.8
Selling, general, and administrative expense	48,659	23.1	42,480	23.2	6,179	14.5
Depreciation and amortization expense	1,651	0.8	1,375	0.7	276	20.1

Total operating expenses	183,206	87.0	158,658	86.5	24,548	15.5

Operating income	27,384	13.0	24,683	13.5	2,701	10.9
Other income (expense), net	2,127	1.0	1,172	0.6	955	81.5
Interest expense	(342)	(0.2)	(370)	(0.2)	28	(7.6)

Income before provision for income taxes	29,169	13.8	25,485	13.9	3,684	14.5
Provision for income taxes	8,315	3.9	10,010	5.5	(1,695)	(16.9)

Net income	$20,854	9.9%	$15,475	8.4%	$5,379	34.8%

Adjusted EBITDA (1)	$32,155	15.3%	$28,499	15.5%	$3,656	12.8%

Earnings per share:
Basic	$0.53		$0.40
Diluted	$0.53		$0.39
Weighted average common shares outstanding:
Basic	39,191		39,033
Diluted	39,484		39,204

(1)

Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $210.6 million for the three months ended September 30, 2018 compared to $183.3 million for the same period in 2017, an increase of $27.2 million, or 14.9%. Total revenues increased primarily as a result of increases in real estate brokerage commissions and financing fees.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $192.0 million for the three months ended September 30, 2018 from $169.4 million for the same period in 2017, an increase of $22.6 million, or 13.4%. The increase was primarily driven by the increase in the number of investment sales transactions (6.6%) and an increase in average transaction size (9.0%). These factors combined generated the increase in sales volume of 16.2%. These increases were partially offset by a decrease in average commission rates (6 basis points) due to a larger proportion of our transactions that closed in the Middle and Larger transaction market segments, which generate lower commission rates.

Financing fees. Revenues from financing fees increased to $15.9 million for the three months ended September 30, 2018 from $11.4 million for the same period in 2017, an increase of $4.6 million, or 40.3%, in part spurred by recent hiring and growth from acquisitions during 2018. The increase was primarily driven by the increase in the number of financing transactions (6.1%) and increase in average transaction size (25.6%). These factors combined generated the increase in sales volume of 33.3%. This increase was partially offset by a 1 basis point decrease in average commission rate.

Other revenues. Other revenues increased to $2.7 million for the three months ended September 30, 2018 from $2.6 million for the same period in 2017, an increase of $0.1 million, or 1.8%.

Total operating expenses

Our total operating expenses were $183.2 million for the three months ended September 30, 2018 compared to $158.7 million for the same period in 2017, an increase of $24.5 million, or 15.5%. The increase was primarily due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, selling, general and administrative costs and to a lesser extent depreciation and amortization, as described below.

Cost of services. Cost of services increased to $132.9 million for the three months ended September 30, 2018 from $114.8 million for the same period in 2017, an increase of $18.1 million, or 15.8%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 63.1% compared to 62.6% for the same period in 2017 primarily due to an increase in the proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commission rates.

Selling, general and administrative expense. Selling, general and administrative expense increased to $48.7 million for the three months ended September 30, 2018 from $42.5 million for the same period in 2017, an increase of $6.2 million, or 14.5%. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $2.7 million increase in compensation related costs, including salaries and related benefits and management performance compensation; (ii) a $0.9 million increase in sales operations support and promotional marketing expenses to support sales activity; (iii) a $0.8 million increase in other expense categories, net, primarily driven by an increase in professional fees and (iv) a $0.5 million increase in facilities expenses due to expansion of existing offices. In addition, selling, general and administrative expense increased due to (i) a $1.0 million increase in stock-based compensation driven by fluctuations in our stock price and incremental stock-based awards since the third quarter of 2017 and (ii) a $0.3 million increase in legal costs and accruals.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1.7 million for the three months ended September 30, 2018 from $1.4 million for the same period in 2017, an increase of $0.3 million, or 20.1%. The increase was primarily driven by our expansion and growth.

Other income (expense), net

Other income (expense), net increased to $2.1 million for the three months ended September 30, 2018 from $1.2 million for the same period in 2017. The increase was primarily driven by an increase in interest income on our investments in marketable securities, available-for-sale.

Interest expense

There were no significant changes in interest expense for the three months ended September 30, 2018 compared to the same period in 2017.

Provision for income taxes

The provision for income taxes was $8.3 million for the three months ended September 30, 2018 compared to $10.0 million in the same period in 2017, a decrease of $1.7 million, or 16.9%. The effective income tax rate for the three months ended September 30, 2018 was 28.5% compared to 39.3% for the same period in 2017. The decrease in the effective tax rate was primarily due to the decrease in the federal statutory rate from 35% to 21%, partially offset by an increase in permanent items and other. Permanent items and other increased in 2018 compared to the same period in 2017 due to changes in tax laws under the Act, primarily relating to changes to Section 162(m) of the Internal Revenue Code and the tax rules regarding the deductibility of entertainment expenses. As a result of our periodic review of uncertain tax positions, we recorded a provision of approximately $1.0 million in the three months ended September 30, 2018.

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

Comparison of Nine Months Ended September 30, 2018 and 2017

Below are key operating results for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 (dollar and share amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2018	Percentage of Revenue	Nine Months Ended September 30, 2017	Percentage of Revenue	Change

					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$536,145	91.7%	$472,069	91.3%	$64,076	13.6%
Financing fees	41,234	7.1	34,131	6.6	7,103	20.8
Other revenues	7,154	1.2	10,724	2.1	(3,570)	(33.3)

Total revenues	584,533	100.0	516,924	100.0	67,609	13.1

Operating expenses:
Cost of services	354,414	60.6	314,827	60.9	39,587	12.6
Selling, general, and administrative expense	145,792	24.9	129,393	25.0	16,399	12.7
Depreciation and amortization expense	4,529	0.8	3,975	0.8	554	13.9

Total operating expenses	504,735	86.3	448,195	86.7	56,540	12.6

Operating income	79,798	13.7	68,729	13.3	11,069	16.1
Other income (expense), net	5,060	0.8	3,005	0.6	2,055	68.4
Interest expense	(1,054)	(0.2)	(1,126)	(0.2)	72	(6.4)

Income before provision for income taxes	83,804	14.3	70,608	13.7	13,196	18.7
Provision for income taxes	22,772	3.9	27,564	5.4	(4,792)	(17.4)

Net income	61,032	10.4%	$43,044	8.3%	$17,988	41.8%

Adjusted EBITDA (1)	$93,309	16.0%	$79,589	15.4%	$13,720	17.2%

Earnings per share:
Basic	$1.56		$1.10
Diluted	$1.55		$1.10
Weighted average common shares outstanding:
Basic	39,147		38,995
Diluted	39,359		39,136

(1)

Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $584.5 million for the nine months ended September 30, 2018 compared to $516.9 million for the same period in 2017, an increase of $67.6 million, or 13.1%. Total revenues increased primarily as a result of increases in real estate brokerage commissions and financing fees, partially offset by a decrease in other revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $536.1 million for the nine months ended September 30, 2018 from $472.1 million for the same period in 2017, an increase of $64.1 million, or 13.6%. The increase was primarily driven by the increase in the number of investment sales transactions (7.0%) and an increase in average transaction size (12.4%). These factors combined generated the increase in sales volume of 20.2%. This increase was partially offset by a decrease in average commission rates (12 basis points) due to a larger proportion of our transactions that closed in the Middle and Larger transaction market segments, which generate lower commission rates.

Financing fees. Revenues from financing fees increased to $41.2 million for the nine months ended September 30, 2018 from $34.1 million for the same period in 2017, an increase of $7.1 million, or 20.8%, in part spurred by recent hiring and growth from acquisitions during 2018. The increase was primarily driven by growth in sales volume (13.7%), which was generated by an increase in average transaction size (15.3%), partially offset by a decrease in the number of financing transactions (1.4%).

Other revenues. Other revenues decreased to $7.2 million for the nine months ended September 30, 2018 from $10.7 million for the same period in 2017, a decrease of $3.6 million, or 33.3%. The decrease was primarily driven by a large consulting and advisory fee earned in 2017 with no comparable fee in 2018.

Total operating expenses

Our total operating expenses were $504.7 million for the nine months ended September 30, 2018 compared to $448.2 million for the same period in 2017, an increase of $56.5 million, or 12.6%. The increase was primarily due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, selling, general and administrative costs and to a lesser extent depreciation and amortization, as described below.

Cost of services. Cost of services for the nine months ended September 30, 2018 increased approximately $39.6 million, or 12.6% to $354.4 million from $314.8 million for the same period in 2017. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues decreased to 60.6% for the nine months ended September 30, 2018 compared to 60.9% for the same period in 2017 primarily due to a decrease in referral fees, partially offset by an increase in the proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commission rates.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2018 increased $16.4 million, or 12.7%, to $145.8 million from $129.4 million for the same period in 2017. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $5.2 million increase in compensation related costs, including salaries and related benefits and management performance compensation; (ii) a $4.5 million increase in sales and promotional marketing expenses to support increased sales activity; (iii) a $2.2 million increase in other expense categories, net, primarily driven by our expansion and growth and (iv) a $1.7 million increase in facilities expenses due to expansion of existing offices. In addition, selling, general and administrative expense increased due to (i) a $2.7 million increase in stock-based compensation expense due to fluctuations in our stock price and incremental stock-based awards since third quarter of 2017 and (ii) a $0.1 million increase in legal costs and accruals.

Depreciation and amortization expense. Depreciation and amortization expense increased to $4.5 million for the nine months ended September 30, 2018 from $4.0 million for the same period in 2017, an increase of $0.6 million, or 13.9%. The increase is primarily driven by our expansion and growth.

Other income (expense), net

Other income (expense), net increased to $5.1 million for the nine months ended September 30, 2018 from $3.0 million for the same period in 2017. The increase was primarily driven by an increase in interest income on our investments in marketable securities, available-for-sale.

Interest expense

There were no significant changes in interest expense for the nine months ended September 30, 2018 compared to the same period in 2017.

Provision for income taxes

The provision for income taxes was $22.8 million for the nine months ended September 30, 2018 compared to $27.6 million in the same period in 2017, a decrease of $4.8 million, or 17.4%. The effective income tax rate for the nine months ended September 30, 2018 was 27.2% compared to 39.0% for the same period in 2017. The decrease in the effective tax rate was primarily due to the decrease in the federal statutory rate from 35% to 21%, partially offset by an increase in permanent items and other. Permanent items and other increased in 2018 compared to the same period prior in 2017 due to changes in tax laws under the Act, primarily relating to changes to Section 162(m) of the Internal Revenue Code and the tax rules regarding the deductibility of entertainment expenses. As a result of our periodic review of uncertain tax positions, we recorded a provision of approximately $1.0 million in the nine months ended September 30, 2018.

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

Non-GAAP Financial Measure

In this quarterly report on Form 10-Q, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income and other, including net realized gains (losses) on marketable securities, available-for-sale and cash and cash equivalents, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense and (vi) non-cash MSR activity. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. generally accepted accounting principles (“U.S. GAAP”). We find Adjusted EBITDA as a useful tool to assist in evaluating performance because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash stock-based compensation charges. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$20,854	$15,475	$61,032	$43,044
Adjustments:
Interest income and other (1)	(1,824)	(923)	(4,626)	(2,293)
Interest expense	342	370	1,054	1,126
Provision for income taxes (2)	8,315	10,010	22,772	27,564
Depreciation and amortization	1,651	1,375	4,529	3,975
Stock-based compensation	3,147	2,192	8,919	6,173
Non-cash mortgage servicing rights activity (3)	(330)	—	(371)	—

Adjusted EBITDA	$32,155	$28,499	$93,309	$79,589

(1)	Other for the three and nine months ended September 30, 2018 and 2017 includes net realized gains (losses) on marketable securities, available-for-sale.
(2)

Provision for income taxes for the three and nine months ended September 30, 2018 was calculated using a 21% U.S. federal corporate tax rate due to the enactment of the Act, which reduced the U.S. federal corporate tax rate from 35% to 21%.

(3)	Non-cash mortgage servicing rights activity includes the assumption of servicing obligations following the completion of our business acquisition in 2018.

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

Cash held in our Canadian operations aggregated $333,000 and $421,000 at September 30, 2018 and December 31, 2017, respectively.

Cash Flows

Our total cash and cash equivalents balance decreased by $39.8 million to $181.0 million at September 30, 2018 compared to $220.8 million at December 31, 2017. The following table sets forth our summary cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$55,013	$25,338
Net cash used in investing activities	(92,323)	(28,011)
Net cash used in financing activities	(2,456)	(2,036)

Net decrease in cash and cash equivalents	(39,766)	(4,709)

Cash and cash equivalents at beginning of period	$220,786	$187,371

Cash and cash equivalents at end of period	$181,020	$182,662

Operating Activities

Cash flows provided in operating activities were $55.0 million for the nine months ended September 30, 2018 compared to $25.3 million for the same period in 2017. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $29.7 million improvement in operating cash flows for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to increases in our sales volume of real estate brokerage and financing activities, the reduction in our effective income tax rate, differences in timing of payments and receipts, a decrease in advances to our investment sales and financing professionals and a change in bonus accruals. These improvements in operating cash flows were partially offset by a decrease in the deferral of certain discretionary and other commissions.

Investing Activities

Cash flows used in investing activities were $92.3 million for the nine months ended September 30, 2018 compared to $28.0 million for the same period in 2017. The change in investing cash flows for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to $80.6 million in net purchases of marketable securities, available-for-sale for the nine months ended September 30, 2018 compared to $22.6 million for the same period in 2017. The nine months ended September 30, 2018 included a $7.0 million use of cash for business acquisitions in 2018 with no comparable costs for the same period in 2017. See Note 3 – “Acquisitions, Goodwill and Intangible Assets” of our Notes to Condensed Consolidated Financial Statements for additional information.

Financing Activities

Cash flows used in financing activities were $2.5 million for the nine months ended September 30, 2018 compared to $2.0 million for the same period in 2017. The change in cash flows used in financing activities for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily impacted by taxes paid related to net share settlement of stock-based awards. See Note 11 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.

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

Contractual Obligations and Commitments

There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 through the date the condensed consolidated financial statements were issued other than commitments to advance $11.3 million to current and prospective investment sales and financing professionals, subject to certain conditions and/or reaching performance goals.

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

Revenue Recognition

We generate real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. We generate financing fees from securing financing on purchase transactions as well as fees earned from refinancing our clients’ existing mortgage debt and other financing activities. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. Our contracts contain one performance obligation related to our real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate and provide that we are operating as a principal in all its revenue generating activities. We do not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. Accordingly, we determined that the transaction price is fixed and determinable and collectability is reasonably assured. We recognize revenue in principally all cases at the close of escrow for real estate brokerage, close of loan for financing and when services are provided upon closing of the transaction for other revenues.

Stock-Based Compensation

We follow the accounting guidance for share-based payments which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, independent contractors and non-employee directors. Awards are issued under the Amended and Restated 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) and 2013 Employee Stock Purchase Plan (“ESPP Plan”).

After adoption of Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) on January 1, 2017, we account for forfeitures as they occur.

For awards made to our employees and directors, we initially value restricted stock units and restricted stock awards based on the grant date closing price of our common stock. For awards with periodic vesting, we recognize the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date.

We adopted ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting awards (“ASU 2018-7”) on July 1, 2018. As a result, awards made to independent contractors, will be measured based on the grant date closing price of our common stock consistent with awards made to our employees and directors. Unvested awards issued to independent contractors as of the adoption date of July 1, 2018 were remeasured at the adoption date stock price. We will recognize the remaining unrecognized value of unvested awards over the remaining performance period with no further remeasurement through the performance completion date. Prior to the adoption of ASU 2018-7, we determined that the fair value of the award made to independent contractors shall be measured based on the fair value of the equity instrument as it is more reliably measurable than the fair value of the consideration received. We used the grant date as the performance commitment date, and the measurement date was the date the services were completed, which was the vesting date. As a result, we recorded stock-based compensation for these awards over the vesting period on a straight-line basis with periodic adjustments during the vesting period for changes in the fair value of the awards.

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.

For awards issued under the ESPP Plan, we determined that the plan was a compensatory plan and are required to expense the fair value of the awards over each six-month offering period. We estimate the fair value of these awards using the Black-Scholes option pricing model. We calculate the expected volatility based on the historical volatility of our common stock and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant, both consistent with the term of the offering period. We incorporate no forfeiture rate and include no expected dividend yield as we have not, and currently do not intend to pay a regular dividend.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. government and federal agency securities, corporate debt securities, asset backed securities and other. As of September 30, 2018, the fair value of investments in marketable securities, available-for-sale was $205.8 million. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and when a security no longer meets the criteria of the Company’s investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA+ as of September 30, 2018. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to market risk. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with the variable rate debt securities as the income produced may decrease if interest rates fall. The following table sets forth the impact on the fair value of our investments as of September 30, 2018 from changes in interest rates based on the weighted average duration of the securities in our portfolio (dollars in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$5,983
1% Decrease	$2,991
1% Increase	$(2,990)
2% Increase	$(5,980)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information on our legal proceedings, see Note 14 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2017 other than the new risk factors below. During the nine months ended September 30, 2018, we made certain acquisitions that resulted in the recording of goodwill and intangible assets.

If we acquire businesses in the future, we may experience high transaction and integration costs, the integration process may be disruptive to our business and the acquired businesses may not perform as we expect.

From time to time, we pursue strategic acquisitions to add and enhance our real estate brokerage and financing service offerings. The companies we acquire have generally been regional or specialty firms that expand our network of investing and financing professionals and/or provide further diversification to our brokerage and financing services. Our acquisition structures may include deferred and/or contingent consideration payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. Contingent consideration is included in accounts payable and other liabilities and deferred rent and other liabilities in the accompanying condensed consolidated balance sheet. Acquisitions also frequently involve significant costs related to integrating culture, information technology, accounting, reporting and management services and rationalizing personnel levels. If we are unable to fully integrate the culture, accounting, reporting and other systems of the businesses we acquire, we may not be able to effectively manage them, and our financial results may be materially affected.

In addition, the acquisitions of businesses involve risks that the businesses acquired will not perform in accordance with expectations, that the expected synergies associated with acquisitions will not be achieved and that business judgments concerning the value, strengths and weaknesses of the businesses acquired will prove incorrect, which could have an adverse effect on our business, financial condition and results of operations.

Our existing goodwill and other intangible assets could become impaired, which may require us to take non-cash charges.

Under current accounting guidelines, we evaluate our goodwill and other intangible assets for potential impairment annually or more frequently if circumstances indicate impairment may have occurred. We perform the required annual goodwill impairment evaluation in the fourth quarter of each year. Any impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, and such charge could materially adversely affect our reported results of operations and the market price of our common stock in future periods.

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

Marcus & Millichap, Inc.

Date: November 9, 2018	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)