Form 10-K
period 2018-12-31
Marcus & Millichap, Inc.
filed 2019-03-01
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2018 was approximately $814.9 million, based on the closing price per share of common stock on June 29, 2018 of $39.01 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and executive officers of the registrant and 10% stockholders are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

As of February 19, 2019, there were 38,975,984 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on May 2, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2018.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on (i) information gathered from various sources, (ii) certain assumptions that we have made, and (iii) on our knowledge of the commercial real estate market. While we believe that the market position, market opportunity and market size information that is included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is generally based on information available through the nine months ended September 30, 2018 since full year 2018 information may not yet have been published. We use market data from Costar Group, Inc. and Real Capital Analytics that consists of list side information of sales transactions of multifamily, retail, office and industrial buildings, with a value of $1 million or more.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements, including the Company’s business outlook for 2019 and expectations for market share growth. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	market trends in the commercial real estate market or the general economy;

•	our ability to attract and retain qualified managers and investment sales and financing professionals;

•	the effects of increased competition on our business;

•	our ability to successfully enter new markets or increase our market share;

•	our ability to successfully expand our services and businesses and to manage any such expansions;

•	our ability to retain existing clients and develop new clients;

•	our ability to keep pace with changes in technology;

•	any business interruption or technology failure and any related impact on our reputation;

•	changes in interest rates, tax laws, including the Tax Cuts and Jobs Act, employment laws or other government regulation affecting our business; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

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

Item 1. Business

Company Overview

Marcus & Millichap, Inc. (“MMI”) is a leading national real estate services firm specializing in commercial real estate investment sales, financing, research and advisory services. We are the leading national investment brokerage company in the $1-$10 million private client market segment. This is the largest and most active market segment and comprised approximately 84% of total U.S. commercial property transactions greater than $1 million in the marketplace in 2018. As of December 31, 2018, we had nearly 2,000 investment sales and financing professionals that are primarily exclusive independent contractors who provide real estate investment brokerage and financing services to sellers and buyers of commercial real estate. In 2018, we closed 9,472 sales, financing and other transactions with total volume of approximately $46.4 billion.

We service clients by underwriting, marketing, selling and financing commercial real estate properties in a manner that maximizes value for sellers and provides buyers with the largest and most diverse inventory of commercial properties. Our business model is based on several key attributes:

•

a 48-year history of providing investment brokerage and financing services through proprietary inventory and marketing systems, policies and culture of information sharing and in-depth investment brokerage training, all of which are executed under the supervision of a dedicated management team focused on client service and growing the firm;

•

market leading share and brand within the $1-$10 million private client market segment, which consistently represents more than 80% of total U.S. commercial property transactions greater than $1 million in the marketplace;

•	nearly 2,000 investment sales and financing professionals providing consistent services and exclusive client representation across multiple property types;

•	a broad geographic platform consisting of 80 offices in the United States and Canada powered by information sharing and proprietary real estate marketing technologies;

•	an ability to scale with our private clients as they grow and connect private capital with larger assets through our Institutional Property Advisors (“IPA”) group;

•	a financing team integrated with our brokerage sales force providing independent mortgage brokerage services;

•	an experienced management team overseeing our offices, with an average of approximately 11 years of real estate investment brokerage experience with our Company;

•	our managers not competing with or participating in investment sales professionals’ commissions, because they are in a support and leadership role as company executives; and

•	industry-leading research and advisory services tailored to the needs of our clients and supporting our investment sales and financing professionals.

Our Services

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. In 2018, approximately 92% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 1% from other revenues, including consulting and advisory services.

We divide commercial real estate into four major market segments, characterized by price in order to understand trends in our revenue from period to period:

•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.

We serve clients with one property, multiple properties and large investment portfolios. The largest group of investors we serve typically transacts in the $1-$10 million private client market segment. The investment brokerage and financing businesses serving private clients within the private client market segment represents the largest part of our business, which differentiates us from our competitors. In 2018, approximately 65% of our brokerage commissions came from this market segment. Properties in this market segment are characterized by higher asset turnover rates due to the type of investor as compared to other market segments. Private clients are often motivated to buy, sell and/or refinance properties not only for business reasons but also due to personal circumstances, such as death, divorce, changes in partnership structures and other personal or financial circumstances. Therefore, private client investors are influenced less by the macroeconomic trends than other large-scale investors, making the private client market segment less volatile over the long-term than other market segments. Accordingly, our business model distinguishes us from our national competitors, who may focus primarily on the more volatile larger transaction market segment, or on other business activities such as leasing or property management, and from our local and regional competitors, who lack a broad national platform.

Geographic Locations

We were founded in 1971 in the western United States, and we continue to increase our presence throughout North America through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape opportunities where we believe the markets will benefit from our business model. We have grown to have offices in 35 states across the United States and in 4 provinces in Canada, encompassing 59 offices in major metropolitan markets and 21 offices in mid-market locations. During the year ended December 31, 2018, we completed acquisitions that expanded our IPA business and expanded our presence in the financing market in the Midwest and in the real estate brokerage market in Canada.

Below is a map reflecting the geographic location of our offices as of December 31, 2018.

Commercial Real Estate Investment Brokerage

Our primary business and source of revenue is the representation of commercial property owners as their exclusive investment broker in the sale of their properties. Our investment sales professionals also represent buyers in fulfilling their investment real estate acquisition needs. Commissions from real estate investment brokerage sales accounted for approximately 92% of our revenues in 2018. Sales are generated by maintaining relationships with property owners, providing market information and trends to them during their investment or “hold” period and being selected as their representative when they decide to sell, buy additional property or exchange their property for another property. We collect commissions upon the sale of each property based on a percentage of sales price. These commission percentages are typically inversely correlated with sales price and thus are generally higher for smaller transactions.

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

In 2018, we closed 7,079 real estate brokerage transactions in a broad range of commercial property types, with a total sales volume of approximately $36.1 billion. In the last 10 years, we have closed more transactions than any other firm. We have significantly diversified our business beyond our historical focus on multifamily properties.

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

We service clients in all market segments by underwriting, marketing, selling and financing commercial real estate properties in a manner that maximizes value for sellers and provides buyers with the largest and most diverse inventory of commercial properties. In addition, we achieved growth by leveraging the strength of our relationships in the private client market segment to increase our share of the middle and larger transaction market segments. Because commission rates earned on commercial properties are typically inversely correlated with sales price, our expansion into the middle and larger transaction market segments, has led to our average commission rates fluctuating from period-to-period as a result of changes in the relative mix of transactions closed in the middle and larger transaction market segments as compared to the private client market segment.

The following table sets forth the number of transactions, sales volume and revenue by commercial real estate market segment for real estate brokerage in 2018 compared to 2017:

Real Estate Brokerage:	2018			2017			Change
	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	1,077	$695	$29,677	1,062	$661	$27,952	15	$34	$1,725
Private client market ($1-$10 million)	5,230	16,645	483,967	4,891	15,029	444,081	339	1,616	39,886
Middle market (≥$10-$20 million)	472	6,462	116,850	361	4,906	91,035	111	1,556	25,815
Larger transaction market (≥$20 million)	300	12,268	116,861	248	9,879	86,325	52	2,389	30,536

	7,079	$36,070	$747,355	6,562	$30,475	$649,393	517	$5,595	$97,962

Financing

Marcus & Millichap Capital Corporation (“MMCC”) is a broker of debt financing for commercial properties principally in the under $10 million market segments. We generate revenue in the form of financing fees collected from the placement of loans with banks, insurance companies, government agencies, commercial mortgage backed securities (“CMBS”) and conduits. In addition to placing financing for acquisitions, we also place loans for refinancing for individual assets and portfolios. MMCC’s financing fees vary by loan amount and type. In 2018, MMCC completed 1,678 financing transactions with a sales volume of approximately $6.2 billion, which accounted for approximately 7% of our revenues. MMCC’s size, market reach and sales volume enable us to establish long-term relationships and special programs with various capital sources. This, in turn, improves MMCC’s value proposition to borrowers seeking competitive financing rates and terms. MMCC is not limited to promoting in-house or exclusive capital sources and seeks the most competitive financing solution for each client’s specific needs and circumstances. During 2018, approximately 46% of MMCC’s revenues came from placing acquisition financing, 44% from refinancing activities and 10% from other financing activities.

MMCC is fully integrated with our investment sales force in our brokerage offices. MMCC financing professionals are supervised by our regional managers, who promote cross-selling, information sharing, business referrals and high-quality client service within the offices. The MMCC national network of financing professionals is supported by a dedicated, nationally focused management team coordinating access to a broad range of national and regional capital sources including bank lenders, conduit lenders, CMBS lenders, structured debt facilitators (mezzanine and preferred equity), Freddie Mac and Fannie Mae programs, HUD and other GSE lending programs. With these resources coupled with the latest property and capital markets information, we are able to access and deliver loan structures, financing rates and terms to meet our clients’ financial objectives.

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

Corporate Information

We were formed as a sole proprietorship in 1971, incorporated in California on August 26, 1976 as G. M. Marcus & Company, and we were renamed as Marcus & Millichap, Inc. in August 1978, Marcus & Millichap Real Estate Investment Brokerage Company in September 1985, and Marcus & Millichap Real Estate Investment Services, Inc., or MMREIS, in February 2007. Prior to the completion of our initial public offering (“IPO”), MMREIS was majority-owned by Marcus & Millichap Company (“MMC”) and all of MMREIS’ preferred and common stock outstanding was held by MMC and its affiliates or officers and employees of MMREIS. In June 2013, in preparation for the spin-off of its real estate investment services business (the “Spin-Off”), MMC formed a holding company called Marcus & Millichap, Inc., or MMI, in Delaware. Prior to the completion of our IPO, the shareholders of MMREIS contributed the shares of MMREIS to MMI in exchange for common stock of MMI, and MMREIS became a wholly-owned subsidiary of MMI. On November 5, 2013, MMI completed its IPO.

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

Competitive Strengths

We believe the following strengths provide us with a competitive advantage and opportunities for success:

National Platform Built on Investment Brokerage and Financing Services

We have built a leading national platform serving our clients’ needs of investment brokerage and financing services. We continue to be focused on investment brokerage and financing services as opposed to other businesses such as leasing or property management. Our commitment to specialization is reflected in how we generally organize our investment sales and financing professionals by market area and property type, which enhances our investment sales and financing professionals’ skills, relationships and market knowledge required for achieving the best results for our clients. As a result of these founding principles, we offer an efficient system of matching every property with the largest pool of qualified buyers and therefore maximizing value in the process.

Market Leader in the Private Client Market Segment

Since our founding in 1971, we have focused on being the leading service provider to the $1-$10 million private client market segment. This segment is the largest by ownership and transaction count and consistently accounts for over 80% of total U.S. commercial property transactions and over 60% of the commission pool. It is comprised of high-net-worth individuals, partnerships and small private fund managers with both passive, long-term investments, as well as those with opportunistic and short-term investment horizons. Private clients are often motivated to buy, sell and/or refinance properties not only for business reasons but also due to personal circumstances, such as death, divorce, changes in partnership structures and other personal or financial circumstances. The vast size and personal transaction drivers of private clients make this market segment the most active in terms of sales velocity. Therefore, sales in the private client market segment over the long term tend to be less volatile than higher priced properties priced at $10 million and above. In addition, this market segment is highly fragmented with the top 10 brokerage firms accounting for approximately 24% of transactions in 2018. Marcus & Millichap is the leading broker in the $1-$10 million private client market segment with an 8.3% market share by transaction count. With our established market leadership and brand name, Marcus & Millichap has significant room for market share expansion by further consolidating its leadership position in this market segment.

In addition, the private client market segment is characterized by high barriers to entry. These barriers include the need for a large specialized sales force prospecting private clients, difficulties in identifying, establishing and maintaining relationships with such investors, capabilities of exposing properties to a large pool of potential buyers and the challenge of serving their needs locally, regionally and nationally. We believe this private client market segment is the least covered market segment by other national firms and is significantly underserved by local and regional firms that lack a national platform.

Platform Built for Maximizing Investor Value

We have built our business to maximize value for real estate investors through an integrated set of services geared toward our clients’ needs. We are committed to an investment brokerage specialization, provide one of the largest sales force in the industry, promote a culture and policy of information sharing on each property we represent, and equip our investment sales professionals with proprietary real estate inventory and marketing technologies that enhance the marketability of the properties we represent. Our system generates real-time buyer-seller matching and maximizes value one property at a time. Our investment sales organization can therefore underwrite, position and market investment real estate to the largest pool of qualified buyers. We coordinate proactive marketing campaigns across investor relationships and resources of the entire firm, far beyond the capabilities of an individual listing agent. These efforts produce wide exposure to investors whom we identify as high-probability bidders for each property. To grow with our clients, we established the IPA group to serve the needs of our private client investors that are now seeking higher valued properties as well as larger institutional investors. Our ability to bridge private capital with larger, institutional assets creates value for private and larger transaction clients while offering growth opportunities and strengthening the retention of our investment sales and financing professionals.

We have one of the largest teams of financing professionals in the investment brokerage industry through MMCC. MMCC provides financing expertise and access to debt and capital sources by identifying and securing competitive loan pricing and terms for our clients across a broad range of potential lenders and financing alternatives. We are a leading mortgage broker in the industry based on the number of financing transactions closed in 2017. Finally, our dedicated market research teams analyze the latest local and national economic and real estate trends and produce proprietary analyses for our clients enabling them to make informed investment and financing decisions. Integrating all these services into one national platform increases opportunities to maximize value for our clients across multiple property types, market segments and geographies.

Local Management with Significant Investment Brokerage Experience

Our management team members, as executives of the firm, are dedicated to recruiting, training, developing and supporting our investment sales and financing professionals. The majority of our management team are former senior investment sales professionals of our Company who now focus on management, do not compete with our sales force and have an average of approximately 11 years of real estate investment brokerage experience with our Company. Our training, development and mentoring programs rely greatly on the regional managers’ personal involvement. Their past experience as senior investment sales professionals plays a key role in developing new and experienced investment sales and financing professionals. They help our junior professionals establish technical and client service skills as well as setting up, developing and growing relationships with clients. We believe this management structure has helped differentiate the firm from our competitors and ultimately achieves better results for our clients.

Growth Strategy

The real estate market is cyclical, and our results are impacted by many macroeconomic and microeconomic factors as discussed in Item 1A—Risk Factors and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Business. We have demonstrated the ability, over the long-term, to manage through the cyclical market and continue to be a leader in the $1-10 million private client market segment. The following graph shows the number of transactions and sales volume of investment sales, financing and other transactions from 2009 to 2018:

We have a long track record of growing our business model driven by opening new offices, recruiting, training and developing new investment sales and financing professionals as well as deploying our client-focused business model to increase coverage of specialty property types and the middle and larger transaction market segments. Our long-term growth plan has focused on investing in our current business model through growing internally and by providing our unique business model to a wider client base. Since 2010, our revenue has increased threefold, and we have grown from slightly over 1,000 investment sales and financing professionals to nearly 2,000 investment sales and financing professionals in the United States and Canada. Our future growth will depend on continually expanding our national footprint and optimizing the size, product segmentation and specialization of our team of investment sales and financing professionals. The key strategies of our growth plan include:

Increase Market Share in the Private Client Market Segment

The $1-$10 million private client market segment is fragmented and underserved. The top 10 brokerage firms accounted for only approximately 24% of 2018 transactions in this market segment. Our leading position in this market segment and inherent fragmentation continues to provide significant opportunity for us to expand and bring our client service offerings to a larger portion of this expansive market segment. We can continue to leverage our existing platform, relationships and brand recognition among private clients to grow through expanded marketing and coverage.

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

Expand and Develop Our Team of Investment Sales Professionals

A key to growing our business is hiring, training and developing investment sales professionals. We have increased our focus on hiring experienced investment sales professionals through our recruiting department, specialty directors and regional managers in support of our optimal office plans. Our new investment sales professionals are trained in all aspects of real estate fundamentals, client service and proprietary marketing technologies through formal training, apprenticeship programs and mentorship by our dedicated regional, district and division managers. As these investment sales professionals mature, we continue to provide them with identified best practices and training in specialty property types. We believe this model creates a high level of teamwork, as well as operational and client service consistency. During 2018, we reached an all-time high in the number of investment sales professionals, ending the year with 1,866.

Pursue Selective Acquisitions

Acquisitions have become a strategy to supplement the growth of our salesforce. We continually explore acquisition opportunities to augment our brokerage and financing businesses. We primarily look for acquisitions of small-to-medium size brokerage and financing businesses or teams of professionals with consistent revenue and earnings trends, which will expand our geographic and property type coverage.

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

Middle and Larger Transaction Market Segments Presence

Our extensive relationships with private client investors who typically invest in the $1-$10 million private client market segment have enabled us to capture a greater portion of commercial real estate transactions in excess of $10 million and bridge the private client market investor to the middle market and larger transaction market segments in recent years. As property values increase and investors grow and expand, they require larger properties. We are organized to provide our unique brokerage and financing services to them in those market segments. Our ability to connect private client capital with middle and larger transaction market segment properties allows us to continue to serve our clients as they grow and plays a major role in differentiating our services. In 2011, we introduced a group dedicated to serving major investors, branded as IPA, specifically to service larger multifamily investors. This strategy has met with great success and market acceptance and provides a vehicle for growth by delivering our unique service platform within the middle and larger transaction multifamily, retail and office property types. The growth of our investors and introduction of IPA has driven incremental growth for us.

Expand Marcus & Millichap Capital Corporation Financing Business

Our focus on growth for MMCC continues to be expanding our financing services in markets currently served by our investment brokerage offices, increasing the capacity of financing professionals in offices we currently serve, integrating financing professionals and related services in offices that do not have an MMCC presence and expanding our service platform by increasing access to a broad array of capital resources. We have established alliances with national capital sources that provide highly competitive access to an assortment of financing products including products sponsored by Fannie Mae, Freddie Mac and HUD. These alliances serve to expand our partner’s distribution networks while affording our financing professionals and clients with more favorable pricing and service. Our internally developed training programs are directed to enhancing our branding, skill development, increasing our internal capture rate and cross-selling with a focus on the MMCC value proposition for our brokerage and non-brokerage clients. We will continue to seek out and hire experienced financing professionals and capital markets teams to grow our MMCC business to support the growth in our service platform and establish relationships with various capital sources. As of December 31, 2018, we have 42 offices with financing professionals embedded within our brokerage teams. We continue to capitalize on the synergies our financing professionals provide to our client focused service platform with approximately 16.4% year-over-year growth in financing fees ($57.8 million in financing fees in 2018 from $49.7 million in 2017).

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

Competition

We compete in real estate brokerage and financing within the commercial real estate industry on a national, regional and local basis. Competition is based on a number of critical factors, including the quality and expertise of our investment sales and financing professionals, our execution skills, sales support, brand recognition and our business reputation. We primarily compete with other brokerage and financing firms that seek investment brokerage and financing business from real estate owners and investors. To a lesser extent, we compete with in-house real estate departments, owners who may transact without using a brokerage firm, direct lenders, consulting firms and investment managers. Our relative competitive position also varies across geographies, property types and services. In investment sales, our competitors on a national level include CBRE Group, Inc., Cushman & Wakefield, Colliers International, HFF, Inc., Newmark Knight Frank, NAI Global and Jones Lang LaSalle. Our major financing competitors include HFF, Inc., CBRE Group, Inc., Jones Lang LaSalle, Walker & Dunlop and NorthMarq Capital, LLC. These investment sales firms mainly focus on larger sales and institutional investors and are not heavily concentrated in our largest market segment, which is the $1-$10 million private client market segment. However, there is crossover and competition between us and these firms. As a result of the fragmentation in the market, there are also numerous local and regional competitors in our markets, as well as competitors specializing in certain property types. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive.

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

In 2018, we relaunched MNet with significant new capabilities, which allow our sales force to find listings with more targeted criteria, such as searching by demographic data surrounding a target property. The new version of MNet significantly reduces the time required to find properties that meet a client’s needs.

A related application, MNet-Offering, is a system for automating the production of property marketing materials and launching marketing campaigns. MNet-Offering allows our investment sales professionals to create a listing proposal or marketing package, which automatically imports property information, data on comparable properties and other information, and then dynamically populates our e-marketing, print and Internet media. This system allows our sales force to rapidly create professionally branded and designed materials for marketing properties on behalf of our clients in an efficient and timely manner. This web-based application improves sales force efficiency by tightly integrating MNet data for transaction history, sales and rent comparables, and market insights that differentiate our sales force in the marketplace. The proposals and marketing packages produced by MNet-Offering also deliver updated content and expanded demographic and financial analysis to better market those properties for our clients.

Our website is designed not only to bring in new clients for our investment sales and financing professionals, but also to make our inventory of properties available for maximum exposure for our sellers, and to provide buyers an opportunity to engage with our investment sales and financing professionals. We actively qualify leads generated from the contact forms and pass those leads to our agents via our customer relationship management platform. Our websites average approximately 71,000 new visitors per month and 856,000 page views per month (all based on data from Google Analytics) and also serve as a portal for delivery of online marketing materials and for deal collaboration.

Marketing and Branding

We are known for our 48 years of providing investment brokerage and financing services through a proprietary marketing system, policies and culture of information sharing and in-depth investment brokerage training, all of which is executed under the supervision of a dedicated local, regional and national management team focused on client service and growing the firm.

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

Our research division produces more than 1,400 publications and client presentations per year and has become a leading source of information for the industry as well as the general business media. We provide research on 10 commercial property types covering: multifamily, retail, office, industrial, single-tenant net lease, seniors housing, self-storage, hospitality, medical office and manufactured housing, as well as capital markets/financing. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing and yield trends, and is designed to assist investors in their strategy formation and decisions relating to specific assets and help our investment sales professionals develop and maintain relationships with clients.

Our transactional and market research expertise result in significant print, radio, television and online media coverage including most major real estate publications such as Real Estate Forum, Multi-Housing News, Commercial Property Executive and National Real Estate Investor as well as local market and major national news outlets such as CNBC, Fox Business, The Wall Street Journal, Los Angeles Times, Chicago Tribune, Bloomberg Businessweek, Forbes and Investors Business Daily and numerous newspapers in major metropolitan cities. Our CEO is frequently interviewed on national business channels, such as CNBC, Bloomberg and Fox Business, to address the commercial real estate market. We frequently have featured speaking roles in key regional and national industry events, and we are regularly quoted in regional and national publications and media, and deliver content directly to the real estate investment community through print, electronic publications and video. Nationally, our specialty groups and capital markets executives actively participate in various trade organizations, many of which focus on specific property types and provide an effective vehicle for client relationship development and branding.

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

In addition to trade names, we have developed proprietary technologies for the provision of real estate investment services, such as MNet and MNet-Offering. We also offer proprietary research to clients through our research division. While we seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business, we do not believe any of these other items of intellectual property are material to our business in the aggregate.

Government Regulation

We are subject to various real estate regulations, and we maintain real estate and other broker licenses in 45 states in the United States and four provinces in Canada. We are a licensed broker in each state in which we have an office, as well as those states where we frequently do business. We are also subject to numerous other federal, state and local laws and regulations that contain general standards for, and prohibitions on, the conduct of real estate brokers and sales associates, including agency duties, collection of commissions, telemarketing, advertising and consumer disclosures.

Employees and Investment Sales and Financing Professionals

As of December 31, 2018, we had 1,977 investment sales and financing professionals of which 1,873 are exclusive independent contractors and the remainder are our employees. Most of our investment sales professionals are classified as independent contractors under state and IRS guidelines. As such, we generally do not pay for the professionals’ expenses or benefits or withhold payroll taxes; rather they are paid from the commissions earned by us upon the closing of a transaction, and these individuals do not earn a salary from which taxes are withheld. Our investment sales and financing professionals hold applicable real estate sales licenses for their function and execute a “Salespersons Agreement” setting out the relationship between the professional and us. Each professional is obligated to provide brokerage services exclusively to us, and is provided access to our information technology, research and other support and business forms. Each professional generally reports on their activities to either the local regional manager, or in some cases, to product specialty managers.

We had 831 employees as of December 31, 2018, consisting of 104 employees as financing professionals, 25 employees in communications and marketing, 18 employees in research and 684 employees in management, support and general and administrative functions. We believe our employee relations are good.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should consider carefully the following risk factors and the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making any investment decisions regarding our securities. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our securities could decline, and you may lose part or all of your investment.

Overview

We are impacted by and manage many risk factors detailed below affecting our business including External Business Risks, Human Resource and Personnel Risks, Internal Business Risks and Risks related to the Ownership of Our Common Stock. Many of these factors described below in External Business Risks, are outside of our control. In addition, we are a personnel and relationship intensive business rather than a capital-intensive business. While all the risk factors discussed below have the potential to negatively impact our business, the most significant risks facing us are the risks associated with general economic conditions and commercial real estate market conditions and our ability to attract and retain qualified and experienced managers and investment sales and financing professionals.

External Business Risks

General economic conditions and commercial real estate market conditions have had and may in the future have a negative impact on our business.

We may be negatively impacted by periods of economic downturns, recessions and disruptions in the capital markets; credit and liquidity issues in the capital markets, including international, national, regional and local markets; tax and regulatory changes and corresponding declines in the demand for commercial real estate investment and related services. Historically, commercial real estate markets and, in particular, the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole and to the perceptions and confidence of market participants to the economic outlook. Cycles in the real estate markets may lead to similar cycles in our earnings and significant volatility in our stock price. Further real estate markets may “lag” behind the broader economy such that even when underlying economic fundamentals improve in a given market, additional time may be required for these improvements to translate into strength in the real estate markets. The “lag” may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.

Negative economic conditions, changes in interest rates, credit and the availability of capital, both debt and/or equity, disruptions in capital markets, uncertainty of the tax and regulatory environment and/or declines in the demand for commercial real estate investment and related services in international and domestic markets or in significant markets in which we do business, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In particular, the commercial real estate market is directly impacted by (i) the lack of debt and/or equity financing for commercial real estate transactions, (ii) increased interest rates and changes in monetary policies by the U.S Federal Reserve, (iii) changes in the perception that commercial real estate is an accepted asset class for portfolio diversification, (iv) changes in tax policy affecting the attractiveness of real estate as an investment choice, (v) changes in regulatory policy impacting real estate development opportunities and capital markets and (vi) slowdowns in economic activity that could cause residential and commercial tenant demand to decline. Any of the foregoing would adversely affect the operation and income of commercial real estate properties.

These and other types of events could lead to a decline in transaction activity as well as a decrease in property values which, in turn, would likely lead to a reduction in brokerage commissions and financing fees relating to such transactions. These effects would likely cause us to realize lower revenues from our transaction service fees, including brokerage sales commissions, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction. Such declines in transaction activity and value would likely also significantly reduce our financing activities and revenues. Severe restrictions in debt and/or equity liquidity as well as the lack of the availability of credit in the markets we serviced in 2010, 2009 and 2008 significantly reduced the volume and pace of commercial real estate transactions compared with past periods. These restrictions also had a general negative effect upon commercial real estate prices themselves. In turn, the volume and pace of commercial real estate transactions were significantly reduced, as were property values, which generally peaked in 2007 and fell through 2010.

Fiscal uncertainty, significant changes and volatility in the financial markets and business environment and similar significant changes in the global, political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings projections or economic outlook which we may give, may be affected by such events or may otherwise turn out to be inaccurate.

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

There is no assurance that we will be able to continue to compete effectively, maintain our current fee arrangements with our private clients, maintain current margin levels or counteract increased competition. The services we provide to our clients are highly competitive on a national, regional and local level. Depending on the geography, property type or service, we face competition from, including, but not limited to, commercial real estate service providers, in-house real estate departments, private owners and developers, commercial mortgage servicers, institutional lenders, research and consulting firms, and investment managers, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional or national firms. Although most are substantially smaller than we are, some of these competitors are larger on a local, regional or national basis, and we believe more national firms are exploring entry into or expansion in the $1-$10 million private client market segment. We may face increased competition from even stronger competitors in the future due to a trend toward acquisitions and consolidation. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees, increase the levels of compensation they are willing to pay to their employees and investment sales and financing professionals. This could result in these competitors recruiting our employees and investment sales and financing professionals, cause us to increase our level of compensation or commission necessary to retain employees or investment sales and financing professionals, and/or require us to recruit new employees or investment sales and financing professionals. These occurrences could cause our revenue to decrease, and/or expenses to increase, which could have an adverse effect on our business, financial condition and results of operations.

Our brokerage operations are subject to geographic and commercial real estate market risks, which could adversely affect our revenues and profitability.

Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market regions throughout the United States and Canada. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We realize more of our revenues in California. In 2018, we earned approximately 34% of our revenues from offices in California. In particular, as a result of this concentration, we are subject to risks related to the California economy and real estate markets more than in other geographic markets. In addition to economic conditions, this geographic concentration means that California-specific legislation, taxes and regional disasters, such as earthquakes and wildfires, could disproportionately affect us. A downturn in investment real estate demand or economic conditions in California and other regions could result in a further decline in our total gross commission income which could have an adverse effect on our business, financial condition and results of operations.

Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult.

Our revenue and profits have historically tended to be significantly higher in the second half of each year than in the first half of the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and because certain of our expenses are relatively constant throughout the year. This historical trend can be disrupted both positively and negatively by major economic, regulatory or political events impacting investor sentiment for a particular property type or location, current and future projections of interest rates and tax rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger institutional buyers, to name a few. As a result, our historical pattern of seasonality may or may not continue to the same degree experienced in the prior years and may make it difficult to determine, during the course of the year, whether planned results will be achieved, and thus to adjust to changes in expectations.

A change in the tax laws relating to like-kind exchanges could adversely affect our business and the value of our stock.

Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), provides for tax-free exchanges of real property for other real property. Legislation has been proposed on several occasions that would repeal or restrict the application of Section 1031. If tax-free exchanges under Section 1031 were to be limited or unavailable, our clients or prospective clients may decide not to purchase or sell property that they would have otherwise purchased or sold due to the tax consequences of the transaction, thus reducing the commissions we would have otherwise received. Any repeal or significant change in the tax rules pertaining to like-kind exchanges could have a substantial adverse impact on our business, financial condition, results of operations, and the value of our stock.

A change in the tax laws could adversely affect our business and value of our stock.

The Code and state and local tax codes contain numerous provisions, regulations and interpretations. We operate in numerous states and cities in the United States and in Canada and are exposed to the risk of complying with those tax codes. Changes in tax laws in the various jurisdictions in which we operate may impact the taxes we are required to pay and our ability to transact business in the jurisdictions. Further, such changes may make operating in these jurisdictions unprofitable and may unfavorably impact our results of operations and ability to execute our growth plans.

In addition, changes in tax laws can impact investors’ perceived value of real estate, timing of transactions and perception of real estate as favorable investment. As a result, such changes may increase or decrease investors’ desire to engage in real estate transactions, which could have an unfavorable impact on our business, financial condition, results of operations, and the value of our stock.

The Internet could devalue our information services and lead to reduced client relationships, which could reduce the demand for our services.

The dynamic nature of the Internet, which has substantially increased the availability and transparency of information relating to commercial real estate listings and transactions, could change the way commercial real estate transactions are done. This has occurred to some extent in the residential real estate market as online brokerage and/or auction companies have eroded part of the market for traditional residential real estate brokerage firms. The proliferation of large amounts of data on the Internet could also devalue the information that we gather and disseminate as part of our business model and may harm certain aspects of our investment brokerage business in the event that principals of transactions prefer to transact directly with each other. Further, the rapid dissemination and increasing transparency of information, particularly for public companies, increases the risks to our business that could result from negative media or announcements about ethics lapses, improper behavior or other operational problems, which could lead clients to terminate or reduce their relationships with us.

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

As the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with numerous licensing regimes and the possible loss resulting from non-compliance have increased. New or revised legislation or regulations applicable to our business, both within and outside of the United States, as well as changes in administrations or enforcement priorities may have an adverse effect on our business. Such new or revised legislation or regulations applicable to our business may impact transaction volumes and values, increase the costs of compliance or prevent us from providing certain types of services in certain jurisdictions or in connection with certain transactions or clients. For example, legislation which limits or prohibits dual agency, could have an adverse impact on our revenues. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws or regulations, including the interpretation or implementation thereof, will occur in the future. Risks of legislative changes, including as a result of interpretive guidance or other directives from the current administration, and new laws, regulations and interpretations may also come into effect. The impact of any new or revised legislation or regulations under the current administration is unknown. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

Human Resource and Personnel Risks

If we are unable to attract and retain qualified and experienced managers, investment sales and financing professionals, our growth may be limited, and our business and operating results could suffer.

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

Our competitors frequently attempt to recruit our investment sales and financing professionals or change commission structures in the market place. For a variety of reasons, the exclusive independent contractor arrangements we have entered into or may enter into with investment sales professionals may not prevent these investment sales professionals from departing and competing against us. We currently do not have employment agreements with most key employees, and there is no assurance that we will be able to retain their services.

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

Our success depends in a large part upon the continued service of our senior management team, who are important to our vision, strategic direction and culture. Our current long-term business strategy was developed in large part by our senior-level management team and depends in part on their skills and knowledge to implement. Our focus on new growth and investment initiatives may require additional management expertise to successfully execute our strategy. We may not be able to offset the impact on our business of the loss of the services of our senior-level management team or other key officers or employees or be able to recruit additional or replacement talent, which could negatively impact our business, financial condition and results of operations.

Our business could be hurt if we are unable to retain our business philosophy and culture of information-sharing and efforts to retain our philosophy and culture could adversely affect our ability to maintain and grow our business.

Our policy of information-sharing, matching properties with large pools of investors and the emphasis that we place on our clients, our people and our culture define our business philosophy and differentiates our services. Various factors could adversely affect this culture. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

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

Most of our investment sales professionals are retained as independent contractors, and we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable to some or all of our investment sales professionals. Further, if legal standards for classification of these investment sales professionals as independent contractors change or appear to be changing, it may be necessary to modify our compensation or commission structure for these investment sales professionals in some or all of our markets, including paying additional compensation or reimbursing expenses. If we are forced to classify these investment sales professionals as employees, we would also become subject to laws regarding employee classification and compensation, and to claims regarding overtime, minimum wage, and meal and rest periods. We could also incur substantial costs, penalties and damages due to future challenges by current or former investment sales professionals to our classification or compensation practices. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and impair our ability to attract clients and investment sales and financing professionals.

Fraud, or theft, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

If our employees or investment sales and financing professionals engage in misconduct, our business could be adversely affected. It is not always possible to deter misconduct, and the precautions we take to deter and prevent this activity may not be effective in all cases. If our employees or investment sales and financing professionals were to engage in unethical business practices, improperly use, disseminate, fail to disseminate or disclose information provided by our clients, we could be subject to regulatory sanctions, suffer serious harm to our reputation, financial position and current client relationships and significantly impair our ability to attract future clients. These events could adversely affect our business, financial condition and results of operations. To the extent any fraud or theft of funds or misconduct result in losses that exceeds our insurance coverage, our business could be materially adversely affected.

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

We intend to expand our specialty groups, particularly multi-tenant retail, office, industrial and hospitality, as well as various niche segments, including multifamily tax credit, affordable housing, student housing, manufactured housing, seniors housing and self-storage. We also plan to grow our financing services and commercial mortgage servicing provided through our subsidiary, Marcus & Millichap Capital Corporation. We expect to incur expenses relating to acquisitions, recruitment, training, and expanding our markets and services. The planned expansion of services and platforms requires significant resources, and there can be no assurance we will compete effectively, attract or train a sufficient number of professionals to support the expansion, or operate these businesses profitably. We may incur significant expenses for these plans without corresponding returns, which would harm our business, financial condition and results of operations.

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

From time to time, we pursue strategic acquisitions to add and enhance our real estate brokerage and financing service offerings. The companies we have acquired have generally been regional or specialty firms that expand our network of investing and financing professionals and/or provide further diversification to our brokerage and financing services. Our acquisition structures may include deferred and/or contingent consideration payments in future periods that are subject to the passage of time or achievement of certain performance metrics and other conditions. Acquisitions also frequently involve significant costs related to integrating culture, information technology, accounting, reporting and management services and rationalizing personnel levels. If we are unable to fully integrate the culture, accounting, reporting and other systems of the businesses we acquire, we may not be able to effectively manage them, and our financial results may be materially adversely affected.

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

A majority of our revenue is derived from transaction fees, which are not long-term contracted sources of recurring revenue and are subject to external economic conditions and declines in those engagements could have a material adverse effect on our financial condition and results of operations.

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

Outside of our employees and investment sales and financing professionals, our reputation is one of our most important assets. As we have expanded the scope of our services, we increasingly have to address potential, actual or perceived conflicts of interest relating to the services we provide to our existing and potential clients. For example, conflicts may arise between our position as an advisor to both the buyer and seller in commercial real estate sales transactions or in instances when a potential buyer requests that we represent them in securing the necessary capital to acquire an asset we are selling for another client or when a capital source takes an adverse action against an owner client that we are advising in another matter. From time to time, we also advise or represent entities and parties affiliated with us in commercial real estate transactions which also involve clients unaffiliated with us. In this context, we may be subject to complaints or claims of a conflict of interest. While we believe we have attempted to adopt various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures may not be adequate, require excessive expenditures and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to deal appropriately with conflicts of interest, which could have an adverse effect on our business, financial condition and results of operations.

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

Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our national business may be adversely impacted by disruptions or breaches to these systems or infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, third-party misconduct or penetration and criminal acts, natural disasters such as hurricanes, earthquakes, wildfires and floods, acts of war or terrorism, or other events which are beyond our control. In addition, the operation and maintenance of these systems and networks is, in some cases, dependent on third-party technologies, systems and service providers for which there is no certainty of uninterrupted availability. Any of these events could cause system interruption, delays, and loss of critical data or intellectual property (such as our client lists and information, business methods and research) and may also disrupt our ability to provide services to or interact with our clients, and we may not be able to successfully implement contingency plans that depend on communication or travel. We have business continuity plans and backup systems to reduce the potentially adverse effect of such events, but our business continuity planning may not be sufficient and cannot account for all eventualities. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. Our business relies significantly on the use of commercial real estate data. We produce much of this data internally, but a significant portion is purchased from third-party providers for which there is no certainty of uninterrupted availability. A disruption of our ability to provide data to our professionals and/or clients could damage our reputation, and our operating results could be adversely affected.

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

We rely on the collection and use of personally identifiable information from clients to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action, including under the Racketeer Influenced and Corrupt Organizations Act, and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, client expectations or the law. In the event we or the vendors with which we contract to provide services on behalf of our clients were to suffer a breach of personally identifiable information, our customers could terminate their business with us. Further, we may be subject to claims to the extent individual employees or investment sales and financing professionals breach or fail to adhere to company policies and practices and such actions jeopardize any personally identifiable information. In addition, concern among potential buyers or sellers about our privacy practices could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personally identifiable information.

We are obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business.

We must annually evaluate our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management and auditors to assess the effectiveness of internal controls. If we fail to remedy or maintain the adequacy of our internal controls when such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. There can be no assurance that we will be able to continue to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that our management and external auditors will continue to conclude that our internal controls are effective.

Our investments in marketable securities are subject to certain risks which could affect our overall financial condition, results of operations or cash flows.

We invest a portion of our available cash and cash equivalent balances in money market funds, some of which have floating net asset values or by purchasing marketable securities with maturities in excess of three months in a managed portfolio in a variety of fixed or variable rate debt securities, including U.S. government and federal agency securities and corporate debt securities. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. Should any of our investments or marketable securities lose value or have their liquidity impaired, it could affect our overall financial condition. Additionally, should we choose or are required to sell these securities in the future at a loss, our consolidated operating results or cash flows may be affected.

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

Changes in United States Generally Accepted Accounting Principles (“U.S. GAAP”) could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.

We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. The FASB periodically issues new accounting standards on a variety of topics. For information regarding new accounting standards, please refer to Note 2 of Notes to Consolidated Financial Statements under the heading “Accounting Policies and Recent Accounting Pronouncements.” These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results.

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

In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

Risks Related to the Ownership of Our Common Stock

Our Co-Chairman and founder controls a significant interest in our stock, and the concentrated ownership of our common stock may prevent other stockholders from influencing significant decisions.

George M. Marcus, our Co-Chairman and founder beneficially owns approximately 41% of our outstanding common stock as of December 31, 2018. Because of Mr. Marcus’s substantial ownership of our outstanding common stock, he may be able to significantly influence the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock.

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent shareholders from being able to sell shares of our common stock at or above the price shareholders paid for them. The market price for our common stock could fluctuate significantly for various reasons, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior investment sales and financing professionals and management; the introduction of new services by us or our competitors; acquisitions, strategic alliances or joint ventures involving us or our competitors; and general global and domestic economic, credit and liquidity issues, market or political conditions. For example, in 2017 and 2018, the price of our shares has ranged from a high of $41.45 per share to a low of $23.22 per share.

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

George M. Marcus serves as a Co-Chairman of our board of directors and is Chairman of the board of directors of MMC. In addition, Mr. Marcus beneficially owns most of the outstanding stock of MMC. His position at MMC and the ownership of any MMC equity or equity awards creates or may create the appearance of conflicts of interest if and when he is faced with decisions that could have different implications for MMC and for us.

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

Future sales, issuances of shares under our Amended and Restated 2013 Omnibus Equity Incentive Plan and 2013 Employee Stock Purchase Plan or the availability of a substantial amount of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities. As of December 31, 2018, there were approximately 15.2 million shares of our common stock outstanding, which could be sold in a private or public sale. Substantially all of these shares are beneficially owned by entities controlled by George M. Marcus our Co-Chairman.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at 23975 Park Sorrento, Suite 400, Calabasas, California 91302 where our telephone number is (818) 212-2250. For our executive offices in Calabasas, California, we lease approximately 25,028 square feet, net of sublease under a lease that expires in December 2021. We lease all of our brokerage offices (typically less than 12,000 square feet) and other support facilities in United States and Canada aggregating approximately 578,000 square feet. We believe that our current facilities are adequate to meet our needs through the end of 2019; however, as we continue to expand in various midmarket locations and grow our market share in existing metropolitan areas, we may need to lease additional space.

Item 3. Legal Proceedings

We are involved in claims and legal actions arising in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. Such litigation and other proceedings may include, but are not limited to, actions relating to commercial relationships, standard brokerage disputes like the alleged failure to disclose physical or environmental defects or property expenses or contracts, the alleged inadequate disclosure of matters relating to the transaction like the relationships among the parties to the transaction, potential claims or losses pertaining to the asset, vicarious liability based upon conduct of individuals or entities outside of our control, general fraud claims, conflicts of interest claims, employment law claims, including claims challenging the classification of our sales professionals as independent contractors, claims alleging violations of state consumer fraud statutes and intellectual property. While the ultimate liability for these legal proceeding cannot be determined, we review the need for an accrual for loss contingencies quarterly and record an accrual for litigation related losses where the likelihood of loss is both probable and estimable. We do not believe, based on information currently available to us, that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

For information on our legal proceedings, see Note 15 – “Commitments and Contingencies” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “MMI” since October 31, 2013. Prior to that time, there was no public market for our stock.

As of February 19, 2019, there were 16 stockholders of record, and the closing price of our common stock was $39.56 per share as reported on the NYSE.

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marcus & Millichap, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE Group, Inc., Jones Lang LaSalle Incorporated and HFF, Inc. (collectively “Peer Group”). These three companies represent our primary competitors that have been publicly traded over the last five years with certain business lines reasonably comparable to ours. The graph assumes that $100 was invested at the market close on December 31, 2013 in the common stock of Marcus & Millichap Inc., the S&P 500 Index and the Peer Group, and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	Base Period 12/31/2013	12/2014	12/2015	12/2016	12/2017	12/2018
Marcus & Millichap, Inc.	100.00	223.15	195.57	179.33	218.86	230.40
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Peer Group	100.00	136.44	139.64	114.38	163.32	144.86

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

The following table presents the consolidated statement of income data for the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data at December 31, 2018 and 2017. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The table also presents the consolidated statement of income data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data at December 31, 2016, 2015 and 2014, which are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our results in any future period.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands except per share, investment sales and financing professional and sales volume amounts)
Statement of Income Data:
Total revenues	$814,816	$719,700	$717,450	$689,055	$572,188
Cost of services	502,883	446,557	444,768	423,389	350,102
Operating income	112,287	96,132	106,501	114,651	84,606
Provision for income taxes(1)	29,963	47,702	42,445	47,018	33,452

Net income	$87,257	$51,524	$64,657	$66,350	$49,531

Earnings per share:
Basic	$2.23	$1.32	$1.66	$1.71	$1.27
Diluted	$2.22	$1.32	$1.66	$1.69	$1.27
Weighted average common shares outstanding:
Basic	39,149	38,988	38,899	38,848	38,851
Diluted	39,383	39,100	39,035	39,162	38,978
Balance Sheet Data:
Cash and cash equivalents	$214,683	$220,786	$187,371	$96,185	$149,159
Marketable securities, available-for-sale(2)	$220,645	$125,659	$104,929	$134,255	$14,752
Total assets	$566,380	$459,664	$394,016	$321,225	$233,604
Long-term liabilities	$63,950	$61,517	$56,986	$57,224	$49,591
Total liabilities	$156,806	$144,776	$135,162	$132,235	$116,795
Total stockholders’ equity	$409,574	$314,888	$258,854	$188,990	$116,809
Other Data:
Adjusted EBITDA(3)	$129,457	$111,716	$118,296	$124,140	$92,824
Investment sales and financing professionals	1,977	1,819	1,737	1,607	1,494
Sales volume (dollars in millions)	$46,355	$42,191	$42,312	$37,847	$33,139

(1)

Provision for income taxes for 2017 includes a one-time charge in the amount of $11.6 million in connection with the remeasurement of deferred tax assets, net due to enactment of the Tax Cuts and Jobs Act, which reduced the U.S. federal statutory corporate tax rate from 35% to 21% starting in 2018. In addition, we adopted Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting in 2017 that required any windfall tax benefits, net of shortfalls, to be recorded as a discrete item in our provision for income taxes. These windfalls/shortfalls arise from the difference in the grant date price and the vesting date price of employee and non-employee directors’ vesting of equity awards granted under the Company’s Amended and Restated 2013 Omnibus Equity Incentive Plan. Prior to 2017, windfalls tax benefits, net were recorded directly to additional paid in capital. The Company recognized $1.9 million and $2.9 million in windfall tax benefits, net during the years ended December 31, 2018 and 2017, respectively, as a reduction in the Company’s provision for income taxes.

(2)	Includes both short-term and long-term marketable securities, available-for-sale.
(3)

Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A — Risk Factors and Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting Our Business of this Annual Report on Form 10-K.

Overview

Our Business

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years. As of December 31, 2018, we had 1,977 investment sales and financing professionals that are primarily exclusive independent contractors operating in 80 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the year ended December 31, 2018, we closed 9,472 investment sales, financing and other transactions with total sales volume of approximately $46.4 billion. During the year ended December 31, 2017, we closed 8,979 sales, financing and other transactions with total sales volume of approximately $42.2 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing of, commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the year ended December 31, 2018, approximately 92% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 1% from other revenues, including consulting and advisory services.

During the twelve months ended December 31, 2018, the Company completed four acquisitions and the results of each of the acquisitions have been included in the consolidated financial statements beginning on their respective acquisition date. The acquisitions expand the Company’s network of its real estate sales and financing professionals and loan originators and provide further diversification to its loan origination platform and financing services.

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

The Economy

Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or a negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, retail spending and confidence trends can have a positive or a negative impact on our business. Overall market conditions can affect investor sentiment and, ultimately, the demand for our services from investors in real estate. The U.S. economy sustained momentum through the fourth quarter as the tax legislation stimulus aligned with tight unemployment and elevated confidence levels. Strong job creation and accelerating wage growth reinforced new household formation as well as consumption, lifting retail sales and contributing to broad-based economic growth. As companies continue to face a very tight hiring climate, they are expanding operations to additional cities to tap talent pools in new markets. This trend is supporting commercial real estate in an array of smaller cities across the country. Volatile financial markets, weakening international economies and elevated tariffs cloud the outlook for 2019 with some risk, but the baseline outlook remains positive. Despite any hurdles ahead, we remain optimistic the economic expansion will carry through 2019, and this momentum will benefit the commercial real estate sector.

Commercial Real Estate Supply and Demand

Our business is dependent on the willingness of investors to invest in or sell commercial real estate, which is affected by factors beyond our control. These factors include the supply of commercial real estate coupled with user demand for these properties and the performance of real estate assets when compared with other investment alternatives, such as stocks and bonds. The strong pace of economic growth has maintained elevated demand for all types of commercial real estate space, sustaining positive real estate fundamentals. We believe momentum should carry through 2019 as steady hiring, wage growth, consumption and household formation reinforce the sector. National apartment and industrial properties closed 2018 with their lowest year-end vacancy rates in over 15 years, and office and retail properties also reached their lowest vacancy rates in 10 years. Hotels maintained all-time record-high occupancy rates in 2018. Although construction remains elevated for apartments, self-storage facilities, hotels and industrial properties, demand has kept pace on a macro level. There are some pockets of oversupply risk in select major metropolitan areas, but rising construction costs are beginning to slow the development cycle. Positive fundamentals continue to place upward pressure on seller asking price expectations, while buyers are increasingly focused on the maturing cycle and the associated risks. As a result, the expectation gap between buyers and sellers continues to restrain transaction momentum.

Capital Markets

Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt and, as a result, credit and liquidity impact transaction activity and prices. Rapid changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether increases or decreases, could adversely or positively affect the operations and income potential of commercial real estate properties. These changes also influence the demand of investors for commercial real estate investments. Recent interest rate volatility and the U.S. Federal Reserve’s indication that they are likely to ease the upward pressure on interest rates could favor high caliber investors with established track-records. As interest rates have declined, banks have modestly tightened their underwriting, so the lower rates may be a mixed blessing. Uncertainty created by trade tensions, stock market volatility and questions surrounding international economies and monetary policy remain modest headwinds for real estate capital, but overall liquidity remains elevated. The disciplined underwriting standards should help sustain the sector over the long-term by curbing speculative investment and oversupply risk.

Investor Sentiment and Investment Activity

We rely on investors to buy and sell properties in order to generate commissions. Investors’ desires to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning. Investor sentiment remains stable, at an elevated level by historical standards. The combination of economic momentum, elevated sentiment and positive fundamentals across most property types has raised seller expectations, causing them to price assets aggressively in many cases. Buyers, however, are demonstrating more caution in their underwriting as they consider the maturing growth cycle and the prospects of a recession occurring during their hold period. The resulting gap in expectations continues to be a modest but steady headwind, extending the marketing and closing timelines. Nonetheless, transaction velocity has continued to nudge higher. We believe that positive economic and fundamentals performance is balancing with caution surrounding the maturing cycle and financial market volatility to deliver generally stable sales activity. This trend could be disrupted by a major economic or political event, but the baseline outlook remains stable.

Seasonality

Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has generally caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted both positively and negatively by major economic or political events impacting investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger property buyers, among others. Private client investors may accelerate or delay transactions due to personal or business-related reasons unrelated to economic events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually, pursuant to which higher commissions are paid for higher sales volumes. Our historical pattern of seasonality may or may not continue to the same degree experienced in prior years.

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

Because our business is transaction oriented, we rely on investment sales and financing professionals to continually develop leads, identify properties to sell, market those properties and close the sale timely to generate a consistent flow of revenue. While our sales volume is impacted by seasonality factors, the timing of closings is also dependent on many market and personal factors unique to a particular client or transaction, particularly clients transacting in the $1-$10 million private client market segment. These factors can cause transactions to be accelerated or delayed beyond our control. Further, commission rates earned are generally inversely related to the value of the property sold. As a result of our expansion into the middle and larger transaction market segments, we have seen our overall commission rates fluctuate from period-to-period as a result of changes in the relative mix of the number and volume of transactions closed in the middle and larger transaction market segments as compared to the $1-$10 million private client market segment. These factors may result in period-to-period variations in our revenues that differ from historical patterns.

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

Cost of services

The majority of our cost of services expense is variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, because there are some who are initially paid a salary and certain of our financing professionals are employees, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual revenue thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at the Company’s election, and paid at the beginning of the fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers where the Company is the principal service provider. Cost of services, therefore, can vary based on the commission structure of the independent contractors that closed transactions in any particular period.

Selling, general and administrative expenses

The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources, transaction costs related to acquisitions, changes in fair value for contingent consideration and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to non-employee directors, employees and independent contractors (i.e. investment sales and financing professionals) under the Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”) and the 2013 Employee Stock Purchase Plan (“ESPP”).

Depreciation and amortization expense

Depreciation expense consists of depreciation recorded on our computer software and hardware and furniture, fixture and equipment. Depreciation is provided over estimated useful lives ranging from three to seven years for owned assets. Amortization expense consists of (i) amortization recorded on our mortgage servicing rights (“MSRs”) using the interest method over the period that servicing income is expected to be received and (ii) amortization recorded on intangible assets amortized on a straight-line basis using a useful life between one and six years.

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

Provision for income taxes

We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions and other permanent items. Our provision for income taxes includes the windfall tax benefits, net, from shares issued in connection with our 2013 Plan and ESPP.

We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes. On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted, which reduced the U.S. federal statutory tax rate from 35% to 21% beginning in 2018. As a result of the Act, a one-time charge of $11.6 million was recorded in our provision for income taxes in the fourth quarter of 2017.

Results of Operations

Following is a discussion of our results of operations for the years ended December 31, 2018, 2017 and 2016. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the years ended December 31, 2018, 2017 and 2016, we closed more than 9,400, 8,900 and 8,900 sales, financing and other transactions with total sales volume of approximately $46.4 billion, $42.2 billion and $42.3 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Years Ended December 31,
	2018	2017	2016
Real Estate Brokerage:
Average Number of Investment Sales Professionals	1,726	1,649	1,527
Average Number of Transactions per Investment Sales Professional	4.10	3.98	4.24
Average Commission per Transaction	$105,574	$98,963	$102,258
Average Commission Rate	2.07%	2.13%	2.07%
Average Transaction Size (in thousands)	$5,095	$4,644	$4,935
Total Number of Transactions	7,079	6,562	6,476
Total Sales Volume (in millions)	$36,070	$30,475	$31,962

	Years Ended December 31,
	2018	2017	2016
Financing(1):
Average Number of Financing Professionals	100	95	98
Average Number of Transactions per Financing Professional	16.78	17.97	16.83
Average Fee per Transaction	$33,176	$28,960	$26,314
Average Fee Rate	0.89%	0.88%	0.85%
Average Transaction Size (in thousands)	$3,716	$3,299	$3,093
Total Number of Transactions	1,678	1,707	1,651
Total Financing Volume (in millions)	$6,236	$5,632	$5,107

(1)	Operating metrics calculated excluding certain financing fees not directly associated to transactions.

Comparison of Years Ended December 31, 2018 and 2017

Below are key operating results for the year ended December 31, 2018 compared to the results for the year ended December 31, 2017 (dollars in thousands):

	Year Ended December 31, 2018	Percentage of Revenue	Year Ended December 31, 2017	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$747,355	91.7%	$649,393	90.2%	$97,962	15.1%
Financing fees	57,817	7.1	49,653	6.9	8,164	16.4
Other revenues	9,644	1.2	20,654	2.9	(11,010)	(53.3)

Total revenues	814,816	100.0	719,700	100.0	95,116	13.2

Operating expenses:
Cost of services	502,883	61.7	446,557	62.0	56,326	12.6
Selling, general and administrative expense	193,349	23.7	171,648	23.8	21,701	12.6
Depreciation and amortization expense	6,297	0.8	5,363	0.8	934	17.4

Total operating expenses	702,529	86.2	623,568	86.6	78,961	12.7

Operating income	112,287	13.8	96,132	13.4	16,155	16.8
Other income (expense), net	6,333	0.8	4,590	0.6	1,743	38.0
Interest expense	(1,400)	(0.2)	(1,496)	(0.2)	96	(6.4)

Income before provision for income taxes	117,220	14.4	99,226	13.8	17,994	18.1
Provision for income taxes	29,963	3.7	47,702	6.6	(17,739)	(37.2)

Net income	$87,257	10.7%	$51,524	7.2%	$35,733	69.4%

Adjusted EBITDA(1)	$129,457	15.9%	$111,716	15.5%	$17,741	15.9%

(1)

Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”

Revenues

Our total revenues were $814.8 million in 2018 compared to $719.7 million in 2017, an increase of $95.1 million, or 13.2%. Total revenues increased primarily as a result of increases in real estate brokerage commissions and financing fees, partially offset by a decrease in other revenues.

Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $747.4 million in 2018 from $649.4 million in 2017, an increase of $98.0 million, or 15.1%. The increase was primarily driven by the increase in the number of investment sales transactions (7.9%) and an increase in average transaction size (9.7%). These factors combined generated the increase in sales volume of 18.4%. This increase was partially offset by a decrease in average commission rates (6 basis points) due to a larger proportion of our transactions that closed in the middle and larger transaction market segments, which generate lower commission rates.

Financing fees. Revenues from financing fees increased to $57.8 million in 2018 from $49.7 million in 2017, an increase of $8.2 million, or 16.4%. The increase was spurred by recent hiring and growth from acquisitions during 2018. The increase was primarily driven by growth in financing volume (10.7%), which was generated by an increase in average transaction size (12.6%), partially offset by a decrease in the number of financing transactions (1.7%).

Other revenues. Other revenues decreased to $9.6 million in 2018 from $20.7 million in 2017, a decrease of $11.0 million or 53.3%. The decrease was primarily driven by two large consulting and advisory services fees earned during 2017 with no such comparable fees in 2018.

Total operating expenses

Our total operating expenses were $702.5 million in 2018 compared to $623.6 million in 2017, an increase of $79.0 million, or 12.7%. The increase was primarily due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, selling, general and administrative costs and to a lesser extent depreciation and amortization, as described below.

Cost of services. Cost of services in 2018 increased $56.3 million, or 12.6%, to $502.9 million from $446.6 million in 2017. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues decreased to 61.7% in 2018 compared to 62.0% in 2017 primarily due to a decrease in the proportion of transactions closed by our more senior investment sales professionals who are compensated generally at higher commission rates.

Selling, general and administrative expense. Selling, general and administrative expense in 2018 increased $21.7 million, or 12.6%, to $193.3 million from $171.6 million in 2017. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $8.5 million increase in compensation related costs, including salaries and related benefits and management performance compensation; (ii) a $5.2 million increase in sales and promotional marketing expenses to support increased sales activity; (iii) a $2.7 million increase in facilities expenses due to expansion of existing offices and (iv) a $2.6 million increase in other expense categories, net, primarily driven by an increase in professional fees. In addition, selling, general and administrative expense was impacted by (i) a $2.8 million increase in stock-based compensation expense due to fluctuations in our stock price and incremental stock-based awards since fourth quarter of 2017 and (ii) a $0.1 million decrease in legal costs and accruals.

Depreciation and amortization expense. Depreciation and amortization expense increased to $6.3 million in 2018 from $5.4 million in 2017, an increase of $0.9 million, or 17.4%. The increase is primarily driven by capital expenditures due to our expansion and growth.

Other income (expense), net

Other income (expense), net increased to $6.3 million in 2018 from $4.6 million in 2017, an increase of $1.7 million, or 38.0%. The increase was primarily driven by an increase in interest income on our investments in marketable securities, available-for-sale, partially offset by a decrease in the value of our deferred compensation plan assets that are held in a Rabbi Trust and foreign currency losses.

Interest expense

There were no significant changes in interest expenses in 2018 as compared to 2017.

Provision for income taxes

The provision for income taxes was $30.0 million for 2018 compared to $47.7 million in 2017, a decrease of $17.7 million, or 37.2%. The effective tax rate for 2018 was 25.6%, compared with 48.1% in 2017. The decrease in the effective tax rate was primarily due to the decrease in the federal statutory rate from 35% to 21%, including a $11.6 million one-time charge in 2017 related to the revaluation of our deferred taxes resulting from the decrease in the statutory rate, partially offset by an increase in permanent and other items. Permanent and other items increased in 2018 compared to 2017 due to changes in tax laws under the Act, primarily relating to changes to Section 162(m) of the Internal Revenue Code and the tax rules regarding the deductibility of entertainment expenses. As a result of our periodic review of uncertain tax positions, we recorded a provision of approximately $1.2 million and penalties of $0.2 million in 2018.

Comparison of Years Ended December 31, 2017 and 2016

Below are key operating results for the year ended December 31, 2017 compared to the results for the year ended December 31, 2016 (dollars in thousands):

	Year Ended December 31,	Percentage of	Year Ended December 31,	Percentage of	Change
	2017	Revenue	2016	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$649,393	90.2%	$662,220	92.3%	$(12,827)	(1.9)%
Financing fees	49,653	6.9	43,444	6.1	6,209	14.3
Other revenues	20,654	2.9	11,786	1.6	8,868	75.2

Total revenues	719,700	100.0	717,450	100.0	2,250	0.3

Operating expenses:
Cost of services	446,557	62.0	444,768	62.0	1,789	0.4
Selling, general and administrative expense	171,648	23.8	161,794	22.6	9,854	6.1
Depreciation and amortization expense	5,363	0.8	4,387	0.6	976	22.2

Total operating expenses	623,568	86.6	610,949	85.2	12,619	2.1

Operating income	96,132	13.4	106,501	14.8	(10,369)	(9.7)
Other income (expense), net	4,590	0.6	2,134	0.3	2,456	nm
Interest expense	(1,496)	(0.2)	(1,533)	(0.2)	37	(2.4)

Income before provision for income taxes	99,226	13.8	107,102	14.9	(7,876)	(7.4)
Provision for income taxes	47,702	6.6	42,445	5.9	5,257	12.4

Net income	$51,524	7.2%	$64,657	9.0%	$(13,133)	(20.3)%

Adjusted EBITDA(1)	$111,716	15.5%	$118,296	16.5%	$(6,580)	(5.6)%

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

Other income (expense), net

Other income (expense), net increased to $4.6 million in 2017 from $2.1 million in 2016, an increase of $2.5 million, or 115.1%. The increase was primarily driven by increases in interest income on our investments in marketable securities, available-for-sale and the value of our deferred compensation plan assets that are held in a Rabbi Trust. These increases were enhanced by realized losses on our investments in marketable securities, available-for-sale, primarily due to a security sold during the first quarter of 2016, which no longer met our investment policy criteria with no such comparable realized losses during 2017.

Interest expense

There were no significant changes in interest expenses in 2017 as compared to 2016.

Provision for income taxes

The provision for income taxes was $47.7 million for 2017 compared to $42.4 million in 2016, an increase of $5.3 million, or 12.4%. The effective tax rate for 2017 was 48.1%, compared with 39.6% in 2016. The increase in the effective tax rate was primarily due to a $11.6 million one-time charge related to the revaluation of our deferred taxes, net in 2017 from changes in the U.S. federal statutory tax rate as result of the enactment of the Act. The provision was partially reduced by $2.9 million of windfall tax benefits, net in connection with our 2013 Plan recorded in our provision for income taxes as a result of the adoption of the Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) in January 2017. ASU 2016-09 requires the difference in book and tax deductions associated with the settlement of shares under our 2013 Plan and certain disqualifying dispositions of shares issued under our ESPP to be recorded in the provisions for income taxes. Prior to 2016, any windfall tax benefits were recorded directly to additional paid-in capital.

Non-GAAP Financial Measure

In this Annual Report on Form 10-K, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income and other, including net realized gains (losses) on marketable securities, available-for-sale and cash and cash equivalents, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense, and (vi) non-cash MSRs activity. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA as a useful tool to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016	2015	2014
Net income	$87,257	$51,524	$64,657	$66,350	$49,531
Adjustments:
Interest income and other(1)	(7,052)	(3,514)	(1,761)	(1,373)	(50)
Interest expense	1,400	1,496	1,533	1,726	1,651
Provision for income taxes(2)	29,963	47,702	42,445	47,018	33,452
Depreciation and amortization	6,297	5,363	4,387	3,305	3,206
Stock-based compensation	11,983	9,145	7,035	7,114	5,034
Non-cash MSRs activity(3)	(391)	—	—	—	—

Adjusted EBITDA(4)	$129,457	$111,716	$118,296	$124,140	$92,824

(1)	Other for the years ended December 31, 2018, 2017, 2016 and 2015 includes net realized gains (losses) on marketable securities available-for-sale.
(2)

The year ended December 31, 2017, includes a one-time charge in the amount of $11.6 million in connection with the remeasurement of deferred tax assets, net due to enactment of the Act, which reduced the U.S. federal statutory corporate tax rate from 35% to 21% starting in 2018. In addition, we adopted a new accounting pronouncement in 2017 that required any windfall tax benefits, net of shortfalls to be recorded as a discrete item in our provision for income taxes. Prior to 2017, windfalls tax benefits, net were recorded directly to additional paid in capital. These windfalls/shortfalls arise from the difference in the grant date price and the vesting date price of employee and non-employee directors vesting of equity awards granted under the Company’s 2013 Plan. The Company recognized $1.9 million and $2.9 million in windfall tax benefits, net during the years ended December 31, 2018 and 2017, respectively, as a reduction in the Company’s provision for income taxes.

(3)	Non-cash MSRs activity includes the assumption of servicing obligations following the completion of our business acquisition in 2018.
(4)	The increase in Adjusted EBITDA in 2018 compared to 2017 is primarily due to higher total revenues and a lower proportion of operating expenses compared to revenues.

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

Cash held in our Canadian operations aggregated $817,000 and $421,000 at December 31, 2018 and 2017, respectively.

Cash Flows

Our total cash and cash equivalents balance decreased by $6.1 million to $214.7 million at December 31, 2018, compared to $220.8 million at December 31, 2017. The following table sets forth our summary cash flows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$117,314	$66,537	$74,486
Net cash (used in) provided by investing activities	(117,980)	(27,338)	19,819
Net cash used in financing activities	(5,437)	(5,784)	(3,119)

Net (decrease) increase in cash and cash equivalents	(6,103)	33,415	91,186
Cash and cash equivalents at beginning of period	220,786	187,371	96,185

Cash and cash equivalents at end of period	$214,683	$220,786	$187,371

Operating Activities

2018 Compared to 2017. Cash flows provided by operating activities were $117.3 million in 2018 compared to $66.5 million in 2017. Net cash provided by operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $50.8 million improvement in operating cash flows for 2018 compared to 2017 was primarily due to increases in our sales volume of real estate brokerage and financing activities, the reduction in our effective income tax rate, differences in timing of payments and receipts, a decrease in advances to our investment sales and financing professionals, a change in bonus accruals and an increase in stock-based compensation. These improvements in operating cash flows were partially offset by a decrease in the deferral of certain discretionary and other commissions.

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

Investing Activities

2018 Compared to 2017. Cash flows used in investing activities were $118.0 million in 2018 compared to $27.3 million in 2017. The change in cash flows used in investing activities in 2018 compared to the same period in 2017 was primarily due to $94.5 million in net purchases of marketable securities, available-for-sale for the year ended December 31, 2018 compared to $20.3 million in 2017. The year ended December 31, 2018 includes a $14.9 million use of cash for business acquisitions with no comparable costs for the year ended December 31, 2017. See Note 3 – “Acquisitions, Goodwill and Other Intangible Assets” of our Notes to Consolidated Financial Statements for additional information.

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

Financing Activities

2018 Compared to 2017. Cash flows used in financing activities were $5.4 million in 2018 compared to $5.8 million in 2017. The change in cash flows used in financing activities in 2018 compared to the same period in 2017 was primarily impacted by net changes in stock-based award activity and taxes paid related to net share settlement of stock-based awards. See Note 11 – “Stock-Based Compensation Plans” our Notes to Consolidated Financial Statements for additional information.

2017 Compared to 2016. Cash flows used in financing activities were $5.8 million in 2017 compared to $3.1 million in 2016. The change in cash flows used in financing activities in 2017 compared to the same period in 2016 was primarily impacted by net changes in stock-based award activity and taxes paid related to net share settlement of stock-based awards. The net change in stock-based award activity in 2016 included excess tax benefits from stock-based award activity with no such comparable amounts in 2017 due to the adoption of new accounting rules. See Note 11 – “Stock-Based Compensation Plans” our Notes to Consolidated Financial Statements for additional information.

Liquidity

We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable securities, available-for-sale and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for the foreseeable future. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from, among other factors, to fund acquisitions or to otherwise finance our growth or operations. In addition, our notes payable to former stockholders and SARs liability have provisions, which could accelerate repayment of outstanding principal and accrued interest and adversely impact our liquidity.

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

The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit, of which $533,000 was utilized as of December 31, 2018. As of December 31, 2018, there were no amounts outstanding under the Credit Agreement.

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

See Note 15 – “Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional information on the Credit Agreement.

Contractual Obligations and Commitments

The contractual obligations and other commitments consisted of the following at December 31, 2018 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other(8)
Operating lease obligations(1)	$87,394	$19,649	$36,120	$21,173	$10,452	$—
SARs liability (principal and interest)(2)	29,316	1,810	3,878	4,666	18,962	—
Notes payable (principal and interest)(3)	8,370	1,473	6,897	—	—	—
Deferred commissions payable(4)	39,992	16,009	23,983	—	—	—
Deferred compensation liability(5)	7,893	1,288	2,490	690	—	3,425
Contingent consideration(6)	2,875	771	1,263	609	232	—
Other(7)	2,254	468	540	—	—	1,246

	$178,094	$41,468	$75,171	$27,138	$29,646	$4,671

(1)	See Note 15 – “Commitments and Contingencies” of our Notes to the Consolidated Financial Statements.
(2)

Forecasted principal payments are based on each participant’s estimated retirement age and contractual interest rate of 4.684% on January 1, 2019 and reflect required payments that resulted from the retirement of certain executives. See Note 5 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.

(3)	See Note 7– “Notes Payable to Former Stockholders” of our Notes to the Consolidated Financial Statements.
(4)	Includes short-term and long-term deferred commissions payable. See Note 5 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(5)

Represents current estimated payouts for participants currently receiving payments based on their elections at the time of deferral. The Company holds assets held in Rabbi Trust of $8.3 million to settle outstanding amounts when they become due. Amounts assume no increase in asset or liability due to future returns. See Note 5 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.

(6)

Relates to contingent consideration in connection with our business acquisitions. See Note 3 – “Acquisitions, Goodwill and Other Intangible Assets” and Note 9 – “Fair Value Measurements” of our Notes to the Consolidated Financial Statements.

(7)

Relates to amounts that may be advanced to sales and financing professionals and uncertain tax positions. See Note 12 – “Income Taxes” and Note 15 – “Commitments and Contingencies” of our Notes to the Consolidated Financial Statements.

(8)

Amounts in Other represent amounts where payments are dependent on future events, which may occur at any time from less than 1 year to more than 5 years and relates to our deferred compensation liability and uncertain tax positions. Payments for deferred compensation liability are based on the participants’ elections at the time of deferral. The net liability for uncertain tax positions may be payable by us in the future. The ultimate resolution depends on many factors and assumptions; accordingly, we are not able to reasonably estimate the timing of such payments.

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

Revenue Recognition

We generate real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. We generate financing fees from securing financing on purchase transactions, and we also earn fees from refinancing our clients’ existing mortgage debt and other financing activities, including mortgage servicing. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. Our contracts contain one performance obligation related to our real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate and provide that we are operating as a principal in all its revenue generating activities. We do not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. Accordingly, we determined that the transaction price is fixed and determinable and collectability is reasonably assured. We recognize revenue in principally all cases at the close of escrow for real estate brokerage, at the close of loan for financing, when services are provided, or upon closing of the transaction for other revenues.

Stock-Based Compensation

We follow the accounting guidance for share-based payments, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, independent contractors and non-employee directors. Awards are issued under the 2013 Plan and ESPP.

After adoption of ASU No. 2016-09 on January 1, 2017, we account for forfeitures prospectively as they occur.

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

We adopted ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting awards (“ASU 2018-7”) on July 1, 2018. As a result, awards made to independent contractors, on or after the adoption date are be measured based on the grant date closing price of our common stock consistent with awards made to our employees and directors. Unvested awards issued to independent contractors as of the adoption date of July 1, 2018 were remeasured at the adoption date stock price. We will recognize the remaining unrecognized value of unvested awards over the remaining performance period based on the adoption date stock price with no further remeasurement through the performance completion date. Prior to the adoption of ASU 2018-7, we determined that the fair value of the awards made to independent contractors would be measured based on the fair value of the equity instrument as it is more reliably measurable than the fair value of the consideration received. We used the grant date as the performance commencement date, and the measurement date was the date the services were completed, which was the vesting date. As a result, we recorded stock-based compensation for these awards over the vesting period on a straight-line basis with periodic adjustments during the vesting period for changes in the fair value of the awards.

If there are any modifications or cancellations of the underlying unvested share-based awards, we may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.

For shares issued under the ESPP, we determined that the plan was a compensatory plan and are required to expense the fair value of the awards over each six-month offering period. We estimate the fair value of these awards using the Black-Scholes option pricing model. We calculate the expected volatility based on the historical volatility of our common stock and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant, both consistent with the term of the offering period. We incorporate no forfeiture rate and include no expected dividend yield as we have not, and currently do not intend to pay a regular dividend.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (ii) operating losses and tax credit carryforwards. We measure existing deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the years in which we expect to have temporary differences realized or settled. We recognize in the provision for income taxes, the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. We periodically evaluate the deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, we consider the timing of deferred tax reversals, current year taxable income and historical performance. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

Because of the nature of our business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, our tax position can be complex. As such, we use estimates to determine state tax apportionment, foreign and local taxes, recognized and unrecognized tax positions, tax related interest and penalties, valuation allowances and other permanent items.

We evaluate our tax positions quarterly. The threshold for recognizing the benefits of tax return positions in the financial statements is “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. We assess our inventory of tax positions with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction) and determine whether uncertain tax positions are required to be recognized in our consolidated financial statements.

We recognize interest and penalties incurred as income tax expense.

Investments in Marketable Securities, Available-for-Sale

We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt securities, asset-backed securities and other. We consider our investment in marketable securities to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains or losses recorded in other comprehensive income (loss), net of tax. We determine the appropriate classification of investments in marketable securities at the time of purchase. Interest along with accretion and amortization of purchase premiums and discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expense), net in the consolidated statements of net and comprehensive income. See Note 6 – “Investments in Marketable Securities” for additional information.

We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other items, the time frame and extent to which the fair market value of a security is less than its amortized cost and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities.

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. While the ultimate liability for these legal proceedings cannot be determined, we use judgment in the evaluation of claims and the need for accrual for loss contingencies quarterly. We record an accrual for litigation related losses where we determine the likelihood of loss is both probable and estimable. We accrue legal fees for litigation as the legal services are provided.

Leases

We lease all of our facilities under operating lease agreements. Lease agreements may contain periods of free rent or reduced rent or contain predetermined fixed increases in the minimum rent. We recognize the minimum lease payments as rent expense on a straight-line basis over the noncancelable term of the lease, which considers potential renewals and early termination clauses. We record the difference between the amount charged to rent expense and the rent paid as a deferred rent obligation (included in the accounts payable and other liabilities and deferred rent and other liabilities captions). We typically lease general purpose built-out office space, which reverts to the lessor upon termination of the lease. Any payments for improvements, net of incentives received, are recorded as prepaid rent. Prepaid rent is amortized using the straight-line method over the lesser of seven years or the expected lease term as a charge to rent expense.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. The accounting pronouncement related to leases is expected to have a material impact on the Company’s consolidated balance sheets but will not have a material impact on the Company’s consolidated statements of net and comprehensive income. Although we do not believe any of the other accounting pronouncements listed in that note will have a significant impact on our business, we are still in the process of determining the impact some of the new pronouncements may have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. government and federal agency securities, corporate debt securities, asset backed securities and other. As of December 31, 2018, the fair value of investments in marketable securities, available-for-sale was $220.6 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of the Company’s investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA+ as of December 31, 2018. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to market risk. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. The following table sets forth the impact on the fair value of our investments from changes in interest rates based on the weighted average duration of the securities in our portfolio (dollars in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$5,545
1% Decrease	$2,772
1% Increase	$(2,771)
2% Increase	$(5,542)

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

Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on such evaluation, our management has concluded that as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In conducting its assessment, management used the criteria issued by COSO. Based on this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria. The effectiveness of internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management, including our CEO and CFO, does not expect that our disclosure controls and procedures, or our internal control over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

The names and ages of our executive officers and directors as of March 1, 2019 are as follows:

Name	Age	Position(s)
Hessam Nadji	53	President, Chief Executive Officer and Director
Mitchell R. LaBar	59	Chief Operating Officer and Executive Vice President
Martin E. Louie	57	Chief Financial Officer

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

Other Proxy Information

Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2019 (“Proxy Statement”), which information will appear under the captions entitled “Proposal 1: Election of Directors” and “Other Matters” in the Proxy Statement.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors. The Code of Ethics is posted on our website. The Internet address for our website is http://www.marcusmillichap.com, and the Code of Ethics may be found as follows:

•	From our main web page, click on “Investor Relations” at the bottom of the main web page.

•	Next click on “Corporate Governance” in the middle navigation bar.

•	The click on “Governance Documents.”

•	Finally, click on “Code of Ethics.”

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

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2019, which information will appear under the caption entitled “Compensation Discussion and Analysis” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2019, which information will appear under the captions entitled “Principal Stockholders” in the Proxy statement.

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2018. All outstanding awards relate to our common stock.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(c)(3)(4)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,206,045	$—	5,717,055
Equity compensation plans not approved by security holders	—	—	—

	1,206,045	$—	5,717,055

(1)

Consists of deferred stock units (“DSUs”) and restricted stock units (“RSUs”) granted under the Company’s Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”). Excludes RSAs granted under the 2013 Plan, purchase rights granted under the Company’s 2013 Employee Stock Purchase Plan (“ESPP”) and cash settled SARs.

(2)	Outstanding DSUs and RSUs have no exercise price.
(3)

Includes 5,491,161 shares available for future issuance under the 2013 Plan. Includes 225,894 shares available for future issuance under the ESPP, including shares subject to purchase during the current offering period, which commenced on November 15, 2018 (the exact number of which will not be known until the purchase date on May 15, 2019). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period may not exceed 1,250 shares.

(4)

Pursuant to the terms of the ESPP, on the first day of each fiscal year, beginning with the 2015 fiscal year, the number of shares authorized for issuance under the ESPP is automatically increased by the lesser of: (i) 366,667 shares of our common stock; (ii) 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Board may determine.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2019, which information will appear under the captions entitled “Proposal 1: Election of Directors” and “Certain Relationships and Related Party Transactions” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 2, 2019, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2019” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form 10-K beginning on page F-1.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Net and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

The financial statement schedules have been omitted because they are not applicable, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

The following exhibits are included herein or incorporated herein by reference:

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report with respect to the quarter ended September 30, 2013 on Form 10-Q filed on November 22, 2013).

3.2	Amended and Restated Bylaws of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report with respect to the quarter ended September 30, 2013 on Form 10-Q filed on November 22, 2013).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.1	Separation and Distribution Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.2	Tax Matters Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.3	Transition Services Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

Number	Description

10.4†

Form of Indemnification Agreement by and between Marcus & Millichap, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.5†

Amended and Restated 2013 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 16, 2018).

10.6†

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

10.10†

Form of Amendment, Restatement and Freezing of Stock Appreciation Rights Agreement (Section 409A grandfathered) (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.11†	Form of Sale Restriction Agreement (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.12†	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 28, 2013).

10.13†	Executive Short-Term Incentive Plan, dated March 13, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 17, 2014).

10.14

Credit Agreement, by and between Marcus & Millichap, Inc. and Wells Fargo Bank, National Association dated as of June 1, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 24, 2014).

10.15

First Amendment to Credit Agreement, between the Company and Wells Fargo Bank, National Association dated as of August 21, 2015 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 9, 2015).

10.16

Second Amendment to Credit Agreement and Amended and Restated Revolving Line of Credit Note, between the Company and Wells Fargo Bank, National Association dated as of August 10, 2016 (incorporated by reference to Exhibit 10.23 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 7, 2016).

10.17

Third Amendment to Credit Agreement and Amended and Restated Revolving Line of Credit Note, between the Company and Wells Fargo Bank, National Association dated as of October 16, 2017 (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 16, 2018).

10.18†

Employment Agreement between the Company and Hessam Nadji effective as of March 31, 2016 (incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K/A (No. 001-36155) filed on April 8, 2016).

Number	Description

10.19†

Employment Agreement between the Company and Mitchell R. LaBar effective as of March 31, 2016 (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017).

10.20†

Marcus  & Millichap, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August  9, 2018).

10.21†*	Retirement Agreement and Release of All Claims between the Company and William E. Hughes dated as of February 8, 2018.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

†	Indicates management contract or compensatory plan.
*	Filed herewith.
**	Furnished, not filed.

(c)	Financial Statement Schedules

Not applicable.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2019	Marcus & Millichap, Inc.

/s/ Hessam Nadji
Hessam Nadji
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hessam Nadji Hessam Nadji	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2019

/s/ Martin E. Louie Martin E. Louie	Chief Financial Officer (Principal Financial Officer)	March 1, 2019

/s/ Kurt H. Schwarz Kurt H. Schwarz	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2019

/s/ George M. Marcus George M. Marcus	Director	March 1, 2019

/s/ William A. Millichap William A. Millichap	Director	March 1, 2019

/s/ Norma J. Lawrence Norma J. Lawrence	Director	March 1, 2019

/s/ Nicholas F. McClanahan Nicholas F. McClanahan	Director	March 1, 2019

/s/ George T. Shaheen George T. Shaheen	Director	March 1, 2019

/s/ Don C. Watters Don C. Watters	Director	March 1, 2019

MARCUS & MILLICHAP, INC.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

Marcus & Millichap, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of net and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Los Angeles, California

March 1, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

Marcus & Millichap, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Marcus & Millichap, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of net and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California

March 1, 2019

MARCUS & MILLICHAP, INC.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$214,683	$220,786
Commissions receivable	4,948	9,586
Prepaid expenses	7,904	9,661
Income tax receivable	—	1,308
Marketable securities, available-for-sale	137,436	73,560
Other assets, net	6,368	5,529

Total current assets	371,339	320,430
Prepaid rent	13,892	15,392
Property and equipment, net	19,550	17,153
Marketable securities, available–for-sale	83,209	52,099
Assets held in rabbi trust	8,268	8,787
Deferred tax assets, net	22,959	22,640
Goodwill and other intangible assets, net	15,385	—
Other assets	31,778	23,163

Total assets	$566,380	$459,664

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$11,035	$9,202
Notes payable to former stockholders	1,087	1,035
Deferred compensation and commissions	47,910	49,180
Income tax payable	4,486	—
Accrued bonuses and other employee related expenses	28,338	23,842

Total current liabilities	92,856	83,259
Deferred compensation and commissions	49,887	49,361
Notes payable to former stockholders	6,564	7,651
Deferred rent and other liabilities	7,499	4,505

Total liabilities	156,806	144,776

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at December 31, 2018 and 2017, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,814,464 and 38,374,011 at December 31, 2018 and 2017, respectively	4	4
Additional paid-in capital	97,458	89,877
Stock notes receivable from employees	(4)	(4)
Retained earnings	311,341	224,071
Accumulated other comprehensive income	775	940

Total stockholders’ equity	409,574	314,888

Total liabilities and stockholders’ equity	$566,380	$459,664

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(dollar and share amounts in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Real estate brokerage commissions	$747,355	$649,393	$662,220
Financing fees	57,817	49,653	43,444
Other revenues	9,644	20,654	11,786

Total revenues	814,816	719,700	717,450

Operating expenses:
Cost of services	502,883	446,557	444,768
Selling, general and administrative expense	193,349	171,648	161,794
Depreciation and amortization expense	6,297	5,363	4,387

Total operating expenses	702,529	623,568	610,949

Operating income	112,287	96,132	106,501
Other income (expense), net	6,333	4,590	2,134
Interest expense	(1,400)	(1,496)	(1,533)

Income before provision for income taxes	117,220	99,226	107,102
Provision for income taxes	29,963	47,702	42,445

Net income	87,257	51,524	64,657
Other comprehensive (loss) income:
Marketable securities, available-for-sale:
Change in unrealized (losses) gains	(536)	193	403
Less: reclassification adjustment for net losses (gains) included in other income (expense), net	7	—	(90)

Net change, net of tax of $(177), $139 and $197 for the years ended December 31, 2018, 2017 and 2016, respectively	(529)	193	313
Foreign currency translation gain (loss), net of tax of $0 for each of the years ended December 31, 2018, 2017 and 2016, respectively	377	(63)	40

Total other comprehensive (loss) income	(152)	130	353

Comprehensive income	$87,105	$51,654	$65,010

Earnings per share:
Basic	$2.23	$1.32	$1.66
Diluted	$2.22	$1.32	$1.66
Weighted average common shares outstanding:
Basic	39,149	38,988	38,899
Diluted	39,383	39,100	39,035

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollar amounts in thousands)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	—	$—	37,396,456	$4	$80,591	$(4)	$107,942	$457	$188,990
Net and comprehensive income	—	—	—	—	—	—	64,657	353	65,010
Stock-based award activity
Stock-based compensation	—	—	—	—	7,035	—	—	—	7,035
Issuance of common stock pursuant to employee stock purchase plan	—	—	30,080	—	673	—	—	—	673
Issuance of common stock for settlement of deferred stock units	—	—	435,026	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	231,971	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	14,742	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(226,009)	—	(5,565)	—	—	—	(5,565)
Windfall tax benefit from stock-based award activity	—	—	—	—	2,711	—	—	—	2,711

Balance as of December 31, 2016	—	—	37,882,266	4	85,445	(4)	172,599	810	258,854
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	85	—	(52)	—	33

Balance at January 1, 2017, as adjusted	—	—	37,882,266	4	85,530	(4)	172,547	810	258,887
Net and comprehensive income	—	—	—	—	—	—	51,524	130	51,654
Stock-based award activity
Stock-based compensation	—	—	—	—	9,145	—	—	—	9,145
Issuance of common stock pursuant to employee stock purchase plan	—	—	30,209	—	653	—	—	—	653
Issuance of common stock for settlement of deferred stock units	—	—	351,801	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	284,837	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,538	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(192,640)	—	(5,451)	—	—	—	(5,451)

Balance as of December 31, 2017	—	—	38,374,011	4	89,877	(4)	224,071	940	314,888

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	13	(13)	—

Balance at January 1, 2018, as adjusted	—	—	38,374,011	4	89,877	(4)	224,084	927	314,888
Net and comprehensive income	—	—	—	—	—	—	87,257	(152)	87,105
Stock-based award activity
Stock-based compensation	—	—	—	—	11,983	—	—	—	11,983
Issuance of common stock pursuant to employee stock purchase plan	—	—	21,001	—	621	—	—	—	621
Issuance of common stock for settlement of deferred stock units	—	—	237,052	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	317,236	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,852	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(147,688)	—	(5,023)	—	—	—	(5,023)

Balance as of December 31, 2018	—	$—	38,814,464	$4	$97,458	$(4)	$311,341	$775	$409,574

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$87,257	$51,524	$64,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,297	5,363	4,387
Provision for bad debt expense	291	219	47
Stock-based compensation	11,983	9,145	7,035
Deferred taxes, net	(142)	12,825	(483)
Net realized (gains) losses on marketable securities, available-for-sale	(10)	(2)	123
Tax benefit from stock-based award activity	—	—	2,711
Excess tax benefit from stock-based award activity	—	—	(2,711)
Other non-cash items	(194)	108	444
Changes in operating assets and liabilities:
Commissions receivable	4,783	(4,777)	(1,467)
Prepaid expenses	1,757	(1,567)	(552)
Prepaid rent	1,500	(2,107)	(4,210)
Assets held in rabbi trust	—	(700)	(1,263)
Other assets, net	(7,247)	(13,665)	(803)
Accounts payable and other liabilities	226	(572)	964
Income tax receivable/payable	5,794	(126)	2,867
Accrued bonuses and other employee related expenses	4,676	1,782	(8,218)
Deferred compensation and commissions	(438)	8,427	10,988
Deferred rent and other liabilities	781	660	(30)

Net cash provided by operating activities	117,314	66,537	74,486
Cash flows from investing activities
Acquisitions, net of cash received	(14,926)	—	—
Purchases of marketable securities, available-for-sale	(208,460)	(65,093)	(107,898)
Proceeds from sales and maturities of marketable securities, available-for-sale	113,911	44,753	137,593
Payments received on employee notes receivable	18	27	12
Issuances of employee notes receivable	(451)	(481)	(455)
Purchase of property and equipment	(8,072)	(6,554)	(9,473)
Proceeds from sale of property and equipment	—	10	40

Net cash (used in) provided by investing activities	(117,980)	(27,338)	19,819
Cash flows from financing activities
Proceeds from issuance of shares pursuant to employee stock purchase plan	621	653	673
Taxes paid related to net share settlement of stock-based awards	(5,023)	(5,451)	(5,565)
Excess tax benefit from stock-based award activity	—	—	2,711
Principal payments on notes payable to former stockholders	(1,035)	(986)	(938)

Net cash used in financing activities	(5,437)	(5,784)	(3,119)

Net (decrease) increase in cash and cash equivalents	(6,103)	33,415	91,186
Cash and cash equivalents at beginning of year	220,786	187,371	96,185

Cash and cash equivalents at end of year	$214,683	$220,786	$187,371

Supplemental disclosures of cash flow information
Interest paid during the period	$2,195	$1,912	$628

Income taxes paid, net	$24,311	$35,002	$37,350

Supplemental disclosures of noncash investing and financing activities
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$192	$243	$325

Property and equipment additions incurred but not yet paid included in accounts payable and other liabilities	$27	$(359)	$34

Contingent consideration and deferred payments in connection with acquisitions	$3,727	$—	$—

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation

Description of Business

Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of December 31, 2018, MMI operates 80 offices in the United States and Canada through its wholly-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which includes the operations of Marcus & Millichap Capital Corporation.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior-period amounts in Note 12 – “Income Taxes” have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or any totals or subtotals therein.

2.	Accounting Policies and Recent Accounting Pronouncements

Accounting Policies

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. At December 31, 2018 and 2017, portions of the balance of cash and cash equivalents were held in five financial institutions, various money market funds with fixed and floating net asset values and short-term commercial paper. Money market funds that have floating net asset values and may be subject to gating or liquidity fees. Management believes the likelihood of realizing material losses from cash and cash equivalents, including the excess of cash balances over federally insured limits, is remote.

Revenue Recognition

The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. The Company generates financing fees from securing

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

financing on purchase transactions, and we also earn fees from refinancing its clients’ existing mortgage debt and other financing activities, including mortgage servicing. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. The Company’s contracts contain one performance obligation related to its real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate, and provide that it is operating as a principal in all its revenue generating activities. The Company does not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. Accordingly, the Company determined that the transaction price is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue in principally all cases at the close of escrow for real estate brokerage, at the close of loan for financing, when services are provided, or upon closing of the transaction for other revenues.

Mortgage Servicing Rights and Fees

Mortgage servicing rights (“MSRs”) are recorded at fair value upon acquisition of a servicing contract based on internal models using contractual information and the assumptions of a market participant. The Company has elected the amortization method for the subsequent measurement of MSRs. MSRs are carried at the lower of amortized cost or fair value. All MSRs are amortized using the interest method over the period that servicing income is expected to be received. MSRs are included in other assets non-current in the accompanying consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data” for additional information. Amortization related to the MSRs is included in depreciation and amortization expense in the accompanying consolidated statements of net and comprehensive income.

In connection with MSRs activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $2.1 million and $0 as of December 31, 2018 and 2017, respectively and the offsetting obligations, are not presented in the Company’s financial statements as they do not represent assets and liabilities of the Company. Revenue from the fees on such accounts is included in financing revenue in the consolidated statements of net and comprehensive income.

We recognize mortgage servicing revenues upon the acquisition of a servicing contract. The Company records servicing fees when earned provided the loans are current and the debt service payments are made by the borrowers. MSRs and related servicing fees are recorded in financing fees in the accompanying consolidated statements of net and comprehensive income.

Capitalization of Internal Labor

Certain costs related to the development or purchase of internal-use software are capitalized. Internal costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs and certain payroll and related costs that are incurred during the development stage of a project are capitalized and depreciated using the straight-line method over a useful life of five years. Capitalized costs are recorded in property and equipment, net, and depreciation is recorded in depreciation and amortization in the consolidated financial statements. Depreciation begins for software that has been placed into production and is ready for its intended use. Post-implementation costs such as training, maintenance and support are expensed as incurred. The Company evaluates the carrying value of capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

Commissions Receivable

Commissions receivable consists of commissions earned on brokerage transactions for which payment has not yet been received. The Company evaluates the need for an allowance for doubtful accounts based on the

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

specific-identification of potentially uncollectible accounts. The majority of commissions receivable are settled within 10 days after the close of escrow. As a result, the Company did not require an allowance for commissions receivable at December 31, 2018 and 2017.

Cost of Services

Cost of services principally consists of variable commissions, compensation-related costs related to the Company’s financing activities, and other costs for the Company’s investment sales and financing professionals related to transactions closed in the period. Commissions are accrued based on revenue from transactions generated by the Company’s investment sales and financing professionals. Investment sales and financing professionals are compensated at commission rates based on individual agreements, and a portion of the commissions due upon the closing of a transaction may be deferred in accordance with their contracts.

Investments in Marketable Securities, Available-for-Sale

The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt securities, asset-backed securities and other. The Company considers its investment in marketable securities to be available-for-sale. Accordingly, these investments are recorded at their fair values, with unrealized gains or losses recorded in other comprehensive income (loss), net of tax. The Company determines the appropriate classification of investments in marketable securities at the time of purchase. Interest along with accretion and amortization of purchase premiums and discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expense), net in the consolidated statements of net and comprehensive income. See Note 6 – “Investments in Marketable Securities” for additional information.

The Company regularly reviews its investment portfolio to determine if any security is other-than-temporarily impaired, which would require the Company to record an impairment charge in the period that any such determination is made. In making this judgment, the Company evaluates, among other items, the time frame and extent to which the fair market value of a security is less than its amortized cost, the financial condition of the issuer and any changes thereto, changes in market interest rates and the Company’s intent and ability to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities.

Assets Held in Rabbi Trust

The Company maintains a non-qualified deferred compensation program for certain employees. Deferred amounts are invested in variable whole life insurance policies owned by the Company for the participants benefit and are held in a Rabbi Trust. Participants elect to invest in various hypothetical equity and debt securities offered within the plan on a notional basis. The net change in the carrying value of the underlying assets held in the Rabbi Trust is recorded in other income (expense), net. The change in the deferred compensation liability as a result the change in the notional value of the participants accounts is recorded as a component of selling, general and administrative expense in the consolidated statements of net and comprehensive income.

Fair Value Measurements

U.S. GAAP defines the fair value of a financial instrument as the amount that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. The Company is

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

responsible for the determination of fair value and the supporting methodologies and assumptions. The Company uses various pricing sources and third parties to provide and validate the values utilized.

The degree of judgment used in measuring the fair value of financial instruments is generally inversely correlated with the level of observable valuation inputs. Financial instruments with quoted prices in active markets generally have more pricing observability and less judgment is used in measuring fair value. Financial instruments for which no quoted prices are available have less observability, and are measured at fair value using valuation models or other pricing techniques that require more judgment.

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

Recurring Fair Value Measurements

The Company values its investments including commercial paper and floating NAV money market funds recorded in cash and cash equivalents, investments in marketable securities, available-for-sale, assets held in the Rabbi Trust, acquired MSR contracts and contingent consideration at fair value on a recurring basis. Fair values for investments included in cash and cash equivalents and marketable securities, available-for-sale were determined for each individual security in the investment portfolio and all these securities are measured as Levels 1 or 2 as appropriate.

Fair values for assets held in the Rabbi Trust and related deferred compensation liability were determined based on the underlying investments in the trust and are measured as Level 2 and Level 1, respectively.

Contingent consideration in connection with acquisitions is carried at fair value, and determined on a contract-by-contract basis based on probability weighted discounted cash flows based on achieving EBITDA and other service requirements and is measured as Level 3.

The Company values MSRs at fair value upon acquisition of a servicing contract. MSRs do not trade in an active, open market with readily observable prices, and are measured as Level 3. The estimated fair value of the Company’s MSRs are developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The life of the underlying loan is estimated giving consideration to the contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company’s model assumes full prepayment of the loan at or near the point where the prepayment provisions have expired. The MSRs have principally similar risk characteristics. The assumptions used to estimate the fair value of MSRs are based on internal models and are periodically compared to assumptions used by other market participants. Due to the relatively few transactions in the MSR market, the Company experienced little volatility in the assumptions used during the periods presented. Additionally, the Company does not expect to see much volatility in the assumptions for the foreseeable future. Management

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

actively monitors the assumptions used and makes adjustments to those assumptions when market conditions change, or other factors indicate such adjustments are warranted. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. The Company carries MSRs at the lower of amortized cost or fair value and evaluates the carrying value for impairment quarterly. The Company engages a third party to assist in determining the estimated fair value of its existing MSRs quarterly.

Nonrecurring Fair Value Measurements

The Company reviews the carrying value of MSRs, intangibles, goodwill and other assets for indications of impairment quarterly. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches appropriate in the circumstances and utilize Level 2 and Level 3 measurements as required.

Assets and Liabilities not Measured at Fair Value

The Company’s commissions receivable, amounts due from employees and investment sales and financing professionals (included in the other assets, net current and other assets non-current captions), accounts payable and other liabilities and commissions payable (included in deferred compensation and commissions current and deferred compensation and commissions non-current captions) are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms which approximate current market rates.

The Company’s obligations under notes payable to former stockholders bear interest at fixed rates. The Company has determined that the carrying value on these instruments approximates fair value. As the Company’s obligations under stock appreciation rights (“SARs”) liability (included in the deferred compensation and commissions current and deferred compensation and commissions non-current captions) bears interest at a variable rate based on U.S. Treasuries, and the Company has determined that the carrying value approximates their fair value.

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

Other Assets

Other assets consist primarily of amounts due from the Company’s investment sales and financing professionals, MSRs, security deposits made in connection with operating leases, customer trust accounts, employee notes receivable and other assets and receivables.

The Company, from time to time, advances funds to its investment sales and financing professionals. Certain amounts may bear a nominal interest rate, with any cash receipts on notes applied first to any unpaid principal balance prior to any income being recognized. The Company generally has the ability to collect a

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

portion of these amounts from future commissions due to the investment sales and financing professional. The Company may forgive a portion of the amount over time depending on the nature of the advance, which will generally be ratably over a contracted service period, or in reaching contractual performance criteria. Amounts forgiven are charged to selling, general and administrative expense at the time the amounts are forgiven. The Company evaluates the need for an allowance for these amounts based on the specific identification of potentially uncollectible amounts and provides an allowance based on consideration of historical experience. Amounts are generally written off upon separation from the Company of the investment sales and financing professional as a service provider, or when amounts are determined to be no longer collectable.

In connection with a brokerage transaction, the Company may need to, or be required to, hold cash in escrow for a transaction participant. These amounts are deposited into separate customer trust accounts controlled by the Company. The amounts are included in current other assets, net, with a corresponding liability included in accounts payable and other liabilities, both in the consolidated balance sheets.

Leases

The Company leases all of its facilities under operating lease agreements. Lease agreements may contain periods of free rent or reduced rent or contain predetermined fixed increases in the minimum rent. The Company recognizes the minimum lease payments as rent expense on a straight-line basis over the noncancellable term of the lease, which considers potential renewals and early termination clauses. The Company records the difference between the amount charged to rent expense and the rent paid as a deferred rent obligation (included in the accounts payable and other liabilities and deferred rent and other liabilities captions). The Company typically leases general purpose built-out office space, which reverts to the lessor upon termination of the lease. Any payments for improvements, net of incentives received, are recorded as prepaid rent. Prepaid rent is amortized using the straight-line method over the lesser of seven years or the expected lease term, as a charge to rent expense.

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance, which contain deductibles, exclusions, claim limits and aggregate policy limits. While the ultimate liability for these legal proceedings cannot be determined, the Company uses judgment in the evaluation of claims and the need for accrual for loss contingencies quarterly. The Company records an accrual for litigation related losses where the likelihood of loss is both probable and estimable. The Company accrues legal fees for litigation as the legal services are provided.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs are included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Advertising costs for the years ended December 31, 2018, 2017 and 2016 were $1.1 million, $824,000 and $1.2 million, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to (i) differences between the

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (ii) operating losses and tax credit carryforwards. The Company measures existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to have temporary differences realized or settled. The Company recognizes, in the provision for income taxes, the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. The Company periodically evaluates deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, the Company considers the timing of deferred tax reversals, current year taxable income and historical performance. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized.

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

The Company evaluates its tax positions quarterly. The threshold for recognizing the benefits of tax return positions in the financial statements is “more likely than not” to be sustained by the taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. The Company assesses its inventory of tax positions with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction) and determines whether uncertain tax positions are required to be recognized in the Company’s consolidated financial statements.

The Company recognizes interest and penalties incurred as income tax expense.

Stock-Based Compensation

The Company follows the accounting guidance for share-based payments which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, independent contractors and non-employee directors. Awards are issued under the Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”) and 2013 Employee Stock Purchase Plan (“ESPP”).

After adoption of Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) on January 1, 2017, the Company accounts for forfeitures prospectively as they occur.

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

The Company adopted ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting awards (“ASU 2018-7”) on July 1, 2018. As a result, awards made to independent contractors on or subsequent to July 1, 2018 are measured based on the grant date closing price of the Company’s common stock consistent with awards made to the Company’s employees and directors. Unvested awards issued to independent contractors as of the adoption date of July 1, 2018 were remeasured at the adoption date stock price. The Company will recognize the remaining unrecognized value of unvested awards

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

over the remaining performance period based on the adoption date stock price, with no further remeasurement through the performance completion date. Prior to the adoption of ASU 2018-7, the Company determined that the fair value of the awards made to independent contractors would be measured based on the fair value of the equity instrument as it is more reliably measurable than the fair value of the consideration received. The Company used the grant date as the performance commencement date, and the measurement date was the date the services were completed, which was the vesting date. As a result, the Company recorded stock-based compensation for these awards over the vesting period on a straight-line basis with periodic adjustments during the vesting period for changes in the fair value of the awards.

If there are any modifications or cancellations of the underlying unvested share-based awards, the Company may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.

For shares issued under the ESPP, the Company determined that the plan was a compensatory plan and is required to expense the fair value of the awards over each six-month offering period. The Company estimates the fair value of these awards using the Black-Scholes option pricing model. The Company calculates the expected volatility based on the historical volatility of the Company’s common stock and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant, both consistent with the term of the offering period. The Company incorporates no forfeiture rate and includes no expected dividend yield as the Company has not, and currently does not intend to pay a regular dividend.

Earnings per Share

Basic weighted average shares outstanding includes vested, but un-issued, deferred stock units (“DSU’s). The difference between basic and diluted weighted average shares outstanding represents the dilutive impact of common stock equivalents consisting of shares to be issued under the 2013 Plan and ESPP.

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

Taxes Collected from Clients and Remitted to Governmental Authorities

The Company accounts for tax assessed by any governmental authority that is based on revenue or transaction value (e.g. sales, use and value added taxes) on a net basis, and, accordingly, such amounts are not included in revenue. Collected amounts are recorded as a current liability until paid.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

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

To reduce its credit risk, the Company monitors the credit standing of the financial institutions money market funds that represent amounts in the Company’s cash and cash equivalents. The Company historically has not experienced any significant losses related to cash and cash equivalents.

The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the twelve months ended December 31, 2018, 2017 and 2016, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.

During the twelve months ended December 31, 2018, 2017 and 2016, the Company’s Canadian operations represented less than 1% of total revenues.

During the twelve months ended December 31, 2018, 2017 and 2016, no office represented 10% or more of total revenues.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, under which the consideration for the acquisition, including the fair value of any contingent consideration, is allocated to the assets acquired and liabilities assumed. The Company recognizes identifiable assets acquired and liabilities assumed (both specific and contingent) at their acquisition date fair values as determined by management as of the acquisition date. Acquisition-related costs, such as due diligence, legal and accounting fees, are expensed as incurred and not considered in determining the fair value of the acquired assets. The excess of the consideration over the assets acquired net of liabilities assumed is recognized as goodwill. Adjustments to contingent consideration in periods subsequent to the completion of acquisitions and acquisition-related costs are reflected in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

Goodwill

The Company evaluates goodwill for impairment annually in the fourth quarter. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company currently has only one reporting unit, therefore, all goodwill is allocated to that one reporting unit.

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

Segment Reporting

The Company follows U.S. GAAP for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. Substantially all of the Company’s operations involve the delivery of commercial real estate services to our customers including real estate investment sales, financing (including MSRs revenue) and consulting and advisory services. Management makes operating decisions, assesses performance and allocates resources based on an ongoing review of these integrated operations, which constitute the Company’s only operating segment for financial reporting purposes.

Recent Accounting Pronouncements

Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes virtually all of the existing revenue recognition guidance under U.S. GAAP, and requires entities to recognize revenue for the transfer to a customer of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. Subsequent to the issuance of ASU 2014-09, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contacts with Customers: Principal Versus Agent Considerations, ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients. The additional ASUs clarified certain provisions of ASU 2014-09 in response to recommendations from the Transition Resources Group established by the FASB and extended the required adoption of ASU 2014-09, which was effective for reporting periods beginning after December 15, 2017. The Company adopted the new standard on January 1, 2018 using the modified retrospective method.

The Company assessed the impact of the standard and determined that its contracts contain one performance obligation related to its real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate and provide that it is operating as a principal in all of its revenue generating activities. The Company does not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. The Company determined that the transaction price is generally fixed and determinable, and collectability is reasonably assured. Revenue was and will continue to be recognized in principally all cases at the close of escrow for real estate brokerage, close of loan for financing and when services are provided upon closing of the transaction for other revenues. Accordingly, the adoption of ASU 2014-09, as clarified, did not have an effect on the manner or timing of the recognition of the Company’s revenue.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 changed the definition of a business in an effort to assist entities with

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

evaluating whether a set of transferred assets, liabilities and activities is a business. ASU 2017-01 was effective for the Company on January 1, 2018 and had no impact to the Company’s consolidated financial statements as of adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for the Company on January 1, 2020, with early adoption permitted. The qualitative assessment remains optional and is unchanged. The Company prospectively adopted ASU 2017-04 in the second quarter of 2018. There was no impact to the Company as the Company was, prior to the adoption, not required to evaluate goodwill for impairment.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. ASU 2018-02 permits companies that elect to make the reclassification adjustment the option to apply the guidance retrospectively or to record the reclassification as of the beginning of the period of adoption. The Company adopted the new standard on January 1, 2018 and elected to make the reclassification adjustment pertaining to the stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings as of the beginning of the period, which was in the amount of $13,000.

In June 2018, the FASB issued ASU No. 2018-7, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”). ASU 2018-7 is effective for reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted, including in interim periods, but no earlier than an entity’s adoption of ASC 606, Revenue from Contracts with Customers. The ASU requires equity-classified share-based payment awards issued to non-employees to be measured based on the grant date price, instead of the previous requirement to remeasure the awards through the performance completion date. For the Company, the new standard would have been effective during the first quarter of 2019 with early adoption permitted. The Company elected to early adopt ASU 2018-7 during the third quarter of 2018. As a result of the adoption, awards issued to non-employees prior to the adoption date of July 1, 2018 were remeasured at the adoption date stock price. The Company will recognize the remaining unrecognized value of unvested non-employee awards over the remaining performance period based on the adoption date stock price with no further remeasurement through the performance completion date. Awards issued to nonemployees on or subsequent to the adoption date will be based on the grant date stock price.

Pending Adoption

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company will adopt the new standard effective January 1, 2019, and the Company’s consolidated balance sheets will be impacted by the recording of a lease liability and right of use asset (“ROU”) for virtually all of its current operating leases. Adoption of the ASU 2016-02 will result in the recognition of ROU assets and lease liabilities for operating leases of approximately $84.5 million and $76.7 million, respectively, as of January 1, 2019. Upon adoption the Company, in determining ROU assets, also considered currently recorded amounts related to differences in straight line lease expense and cash lease payments and prepaid rent. Accordingly, the adoption of the new standard will have a material impact on the Company’s consolidated balance sheets but will not have a material impact on the Company’s consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

The Company will elect available practical expedients permitted under the guidance, which among other items, allow the Company to (i) carry forward its historical lease classification, (ii) not reassess leases for the definition of lease under the new standard, (iii) utilize a discount rate as of the effective date and (iv) not record leases that expired or were terminated prior to the effective date.

The Company will make an accounting policy election to account for lease and non-lease components as a single lease component.

In preparation for adoption of the standard, the Company implemented internal controls and key system functionality to enable the preparation of the required financial information.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective January 1, 2020. Under ASU 2016-13, the Company will be required to use an expected-loss model for its marketable securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At December 31, 2018, the Company had $220.6 million in marketable securities, available for sale which would be subject to this new standard. As of December 31, 2018, these marketable securities, available for sale have an average credit rating of AA+ and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments and does not expect the standard to have a material impact on its financial statements at adoption or in subsequent periods.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 is effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. For the Company, the new standard will be effective January 1, 2019. ASU 2017-08 shortens the amortization period of a callable security that is held at a premium to the earliest call date of that security instead of the contractual life of the security. The Company does not expect ASU 2017-08 to have a material effect on its consolidated financial statements upon adoption or in subsequent periods.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU 2018-13 modifies prior disclosure requirements for fair value measurement. ASU 2018-13 removes certain disclosure requirements related to the fair value hierarchy, such as removing the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2, modifies existing disclosure requirements related to measurement uncertainty, and adds new disclosure requirements, such as disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. As of December 31, 2018, the Company had contingent consideration liability of $2.9 million measured as Level 3. The Company is currently evaluating the impact of this new standard and does not expect ASU 2018-13 to have a material effect on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). ASU 2018-15 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU 2018-15

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license), by requiring a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The Company is currently evaluating the impact of this new standard and does not expect ASU 2018-15 to have a material effect on its consolidated financial statements.

3.	Acquisitions, Goodwill and Other Intangible Assets

During the twelve months ended December 31, 2018, the Company completed four acquisitions and the results of each of the acquisitions have been included in the consolidated financial statements beginning on their respective acquisition date. The acquisitions expand the Company’s network of its real estate sales and financing professionals and loan originators and provides further diversification to its loan origination platform and financing services. Aggregate terms of these acquisitions included: (i) cash paid at closing of approximately $14.9 million, net of cash received and (ii) the fair value of contingent consideration and deferred payments, which will be paid over the next one to seven-year period after the related acquisition dates based on achievement of certain EBITDA targets or service and time requirements. Contingent consideration and deferred payments are included in accounts payable and other liabilities and deferred rent and other liabilities in the consolidated balance sheets. The Company determined the fair value of the future payments aggregated $3.7 million, including contingent consideration of $2.7 million using a probability-weighted, discounted cash flow estimate based on achieving EBITDA targets. As of December 31, 2018, contingent consideration has a maximum undiscounted payment of $4.2 million. See Note 9 – “Fair Value Measurements” for additional information on contingent consideration.

The acquisitions were accounted for as business combinations. Based on preliminary purchase price allocations, $2.0 million, net, was allocated to mortgage servicing rights, including assets of $2.1 million and liabilities $0.1 million, $4.2 million was allocated to the fair values of intangible assets, $0.8 million to other assets noncurrent and $0.1 million to acquired working capital, with the remainder of $11.5 million allocated to goodwill.

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

Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill(1)	$11,459	$—	$11,459	$—	$—	$—
Intangible assets(1)	4,240	(314)	3,926	—	—	—

	$15,699	$(314)	$15,385	$—	$—	$—

(1)	Represents additions from acquisitions.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

The net change in the carrying value of intangible assets consisted of the following (in thousands):

	December 31,
	2018	2017
Beginning balance	$—	$—
Additions from acquisitions	4,240	—
Amortization	(314)	—

Ending balance	$3,926	$—

Estimated amortization expense for intangible assets for the next five years and thereafter consisted of the following (in thousands):

December 31, 2018
2019	$836
2020	817
2021	729
2022	633
2023	589
Thereafter	322

$3,926

4.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Computer software and hardware equipment	$20,427	$16,247
Furniture, fixtures and equipment	24,227	21,695
Less: accumulated depreciation and amortization	(25,104)	(20,789)

	$19,550	$17,153

During the years ended December 31, 2018 and 2017, the Company wrote-off approximately $1.4 million and $2.9 million, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

5.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2018	2017	2018	2017
Mortgage servicing rights, net of amortization	$—	$—	$2,209	$—
Due from independent contractors, net(1)(2)	3,831	3,672	27,157	21,726
Security deposits	—	—	1,196	1,158
Employee notes receivable(3)	156	366	370	255
Customer trust accounts and other	2,381	1,491	846	24

	$6,368	$5,529	$31,778	$23,163

(1)

Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest, are typically collected from future commissions and are generally due in one to four years.

(2)

Includes allowance for doubtful accounts related to current receivables of $514 and $494 as of December 31, 2018 and 2017, respectively. The Company recorded a provision for bad debt expense of $291, $219 and $47 and wrote off $271, $38 and $93 of these receivables for the years ended December 31, 2018, 2017 and 2016, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.

(3)	See Note 8 – “Related-Party Transactions” for additional information.

MSRs

The net change in the carrying value of MSRs consisted of the following (in thousands):

	Non-Current December 31,
	2018	2017
Beginning balance	$—	$—
Additions from acquisition	2,121	—
Additions	391	—
Amortization	(303)	—

	$2,209	$—

The portfolio of loans serviced by the Company aggregated $1.6 billion and $0 as of December 31, 2018 and 2017, respectively.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	Non-Current December 31,
	2018	2017
Deferred rent and other	$5,445	$4,505
Contingent consideration(1)	2,054	—

	$7,499	$4,505

(1)	The current portion of contingent consideration in the amount of $821 is included in accounts payable and other liabilities in the consolidated balance sheets.

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2018	2017	2018	2017
Stock appreciation rights (“SARs”) liability(1)	$1,810	$1,662	$19,299	$20,217
Commissions payable to investment sales and financing professionals	44,812	46,257	23,983	21,924
Deferred compensation liability(1)	1,288	1,261	6,605	7,220

	$47,910	$49,180	$49,887	$49,361

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

Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2018, 2017 and 2016 were 4.409%, 4.446% and 4.273%, respectively. MMI recorded interest expense related to this liability of $891,000, $931,000 and $914,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. The Company made total payments consisting of accumulated interest of $1.7 million and $1.4 million during the years ended December 31, 2018 and 2017, respectively.

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

Deferred Compensation Liability

A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to limits as determined by the plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the years ended December 31, 2018 and 2017, the Company made total payments to participants of $1.3 million and $607,000, respectively.

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	December 31,
	2018	2017	2016
(Decrease) increase in the carrying value of the assets held in the rabbi trust(1)	$(326)	$849	$470

(Decrease) increase in the net carrying value of the deferred compensation obligation(2)	$(306)	$904	$452

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

6.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	December 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$121,252	$7	$(79)	$121,180	$57,712	$—	$(88)	$57,624
U.S. government sponsored entities	3,512	—	(7)	3,505	7,016	—	(8)	7,008
Corporate debt securities	11,962	—	(11)	11,951	8,931	—	(3)	8,928
Asset-backed securities and other	806	—	(6)	800	—	—	—	—

	$137,532	$7	$(103)	$137,436	$73,659	$—	$(99)	$73,560

Long-term investments:
U.S. treasuries	$44,997	$128	$(115)	$45,010	$18,111	$7	$(164)	$17,954
U.S. government sponsored entities	1,569	—	(62)	1,507	5,306	—	(62)	5,244
Corporate debt securities	32,467	3	(633)	31,837	22,505	268	(54)	22,719
Asset-backed securities and other	4,889	12	(46)	4,855	6,180	17	(15)	6,182

	$83,922	$143	$(856)	$83,209	$52,102	$292	$(295)	$52,099

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	December 31, 2018		December 31, 2017
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(576)	$127,326	$(158)	$63,229

12 months or longer	$(383)	$30,609	$(236)	$44,961

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	December 31,
	2018	2017
Gross realized gains(1)	$12	$2

Gross realized losses(1)	$(2)	$—

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

As of December 31, 2018, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

impaired. The Company has no current intent to sell and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipated liquidity and capital requirements, anticipated credit deterioration, duration management or when a security no longer meets the criteria of the Company’s investment policy.

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$137,532	$137,436	$73,659	$73,560
Due after one year through five years	61,875	61,846	30,644	30,517
Due after five years through ten years	17,310	16,747	15,090	15,200
Due after ten years	4,737	4,616	6,368	6,382

	$221,454	$220,645	$125,761	$125,659

Weighted average contractual maturity	1.8 years		2.6 years

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

7.	Notes Payable to Former Stockholders

In conjunction with the Spin-Off and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by the former stockholders (“the Notes”). Such Notes had been previously assumed by MMC, and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments with a final principal payment due during the second quarter of 2020. During each of the years ended December 31, 2018 and 2017, the Company made total payments on the Notes of $1.5 million, including principal and interest.

Accrued interest included in accounts payable and other liabilities in the accompanying consolidated balance sheets pertaining to the Notes consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued interest	$271	$305

Interest expense pertaining to the Notes consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Interest expense	$404	$454	$502

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

Future minimum principal payments on the Notes consisted of the following (in thousands):

December 31, 2018
2019	$1,087
2020	6,564

$7,651

8.	Related-Party Transactions

Shared and Transition Services

Prior to October 2013, the Company operated under a shared services arrangement with MMC whereby the Company was charged for actual costs specifically incurred on behalf of the Company or allocated to the Company on a pro rata basis. Beginning in October 2013, certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company, which replaced the pre-IPO shared services arrangement. The TSA is intended to provide certain services until the Company acquires the services separately. During the years ended December 31, 2018, 2017 and 2016, the Company incurred net costs of $197,000, $210,000 and $227,000 under the TSA, respectively. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the years ended December 31, 2018, 2017 and 2016, the Company earned real estate brokerage commissions and financing fees of $7.7 million, $2.1 million and $5.1 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $4.6 million, $1.2 million and $3.0 million, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. Rent expense for this lease aggregated $1.0 million for each of the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense is included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Accounts Payable and Other Liabilities with MMC

As of December 31, 2018 and 2017, accounts payable and other liabilities with MMC totaling $101,000 and $91,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

Other

The Company makes advances to non-executive employees from time-to-time. At December 31, 2018 and 2017, the aggregate principal amount for employee notes receivable was $526,000 and $621,000, respectively, which is included in other assets (current and non-current) in the accompanying consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data” for additional information.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

As of December 31, 2018, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned approximately 41% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

9.	Fair Value Measurements

Recurring Fair Value Measurements

Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	December 31, 2018				December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$8,268	$—	$8,268	$—	$8,787	$—	$8,787	$—

Cash equivalents(1):
Commercial paper and other	$1,599	$1,599	$—	$—	$11,441	$—	$11,441	$—
Money market funds	163,126	163,126	—	—	157,788	157,788	—	—

	$164,725	$164,725	$—	$—	$169,229	$157,788	$11,441	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. treasuries	$121,180	$121,180	$—	$—	$57,624	$57,624	$—	$—
U.S. government sponsored entities	3,505	—	3,505	—	7,008	—	7,008	—
Corporate debt securities	11,951	—	11,951	—	8,928	—	8,928	—
Asset-backed securities and other	800	—	800	—	—	—	—	—

	$137,436	$121,180	$16,256	$—	$73,560	$57,624	$15,936	$—

Long-term investments:
U.S. treasuries	$45,010	$45,010	$—	$—	$17,954	$17,954	$—	$—
U.S. government sponsored entities	1,507	—	1,507	—	5,244	—	5,244	—
Corporate debt securities	31,837	—	31,837	—	22,719	—	22,719	—
Asset-backed securities and other	4,855	—	4,855	—	6,182	—	6,182	—

	$83,209	$45,010	$38,199	$—	$52,099	$17,954	$34,145	$—

Liabilities:
Contingent consideration(2)	$2,875	$—	$—	$2,875	$—	$—	$—	$—

Deferred compensation liability	$7,893	$7,893	$—	$—	$8,481	$8,481	$—	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

(2)

Assuming the achievement of the applicable performance criteria, the Company anticipates these earn-out payments will be made over the next three to seven-year period. A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	December 31,
	2018	2017
Beginning balance	$—	$—
Contingent consideration in connection with acquisitions	2,674	—
Change in fair value of contingent consideration	201	—
Payments of contingent consideration	—	—

Ending balance	$2,875	$—

There were no transfers in or out of Level 1, Level 2 and Level 3 during the year ended December 31, 2018.

Nonrecurring Fair Value Measurements

MSRs are carried at the lower of amortized cost or fair value. The fair value of the MSRs approximated carrying value at December 31, 2018.

10.	Stockholders’ Equity

Common Stock

As of December 31, 2018 and 2017, there were 38,814,464 and 38,374,011 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee directors, respectively. See Note 14 – “Earnings per Share” for additional information.

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2018 and 2017, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive (Loss) Income

Amounts reclassified from accumulated other comprehensive (loss) income are included as a component of other income (expense), net in the consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.

The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

11.	Stock-Based Compensation Plans

2013 Omnibus Equity Incentive Plan

The board of directors adopted the 2013 Plan, which became effective upon the Company’s IPO. In February 2017, the board of directors amended the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. Upon adoption of the 2013 Plan, 5,500,000 shares of common stock were initially reserved for the issuance of awards. Pursuant to the automatic increases previously provided for in the 2013 Plan,

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

the board of directors approved share reserve increases aggregating 3,300,000. Pursuant to the amendment and restatement of the 2013 Plan referenced above, the automatic share increase provision was removed. At December 31, 2018, there were 5,491,161 shares available for future grants under the 2013 Plan.

Awards Granted and Settled

Under the 2013 Plan, the Company has issued restricted stock awards (“RSAs”) to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest in equal annual installments over a one-year or three-year period from the date of grant. All RSUs vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. Awards accelerate upon death subject to approval by the compensation committee. As of December 31, 2018, there were no issued or outstanding options, SARs, performance units or performance shares awards under the 2013 Plan.

During the year ended December 31, 2018, 317,236 shares of RSUs were vested and the same number of shares of common stock were delivered. Additionally, 55,666 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. During the year ended December 31, 2018, 237,052 fully vested DSUs were settled by issuing common stock and 92,022 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

During the years ended December 31, 2018 and 2017, the Company recorded windfall tax benefits, net of $1.9 million and $2.9 million, respectively, as a discrete item in the Company’s provision for income taxes when awards were settled as a result of the adoption of ASU 2016-09 during 2017. Prior to January 1, 2017, windfall tax benefits, net were recorded as a component of additional paid-in capital. During the year ended December 31, 2016, the Company recorded windfall tax benefits, net of $2.7 million as a component of additional paid-in capital.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2016(1)	29,112	566,480	454,838	1,050,430	$22.38
Granted	17,538	164,586	82,426	264,550	26.86
Vested	(15,918)	(140,480)	(139,199)	(295,597)	21.21
Transferred	—	(58,503)	58,503	—	25.70
Forfeited/canceled	—	(31,224)	(6,304)	(37,528)	23.30

Nonvested shares at December 31, 2017(1)	30,732	500,859	450,264	981,855	$23.90

Granted
February 2018	—	106,419	20,293	126,712
March 2018	—	15,000	—	15,000
May 2018	12,852	4,854	14,280	31,986
August 2018	—	10,407	63,651	74,058
November 2018	—	6,080	4,242	10,322

Total Granted	12,852	142,760	102,466	258,078	34.94
Vested	(16,488)	(146,122)	(171,114)	(333,724)	22.31
Transferred	—	(23,755)	23,755	—	30.69
Forfeited/canceled	—	(1,960)	(12,674)	(14,634)	30.17

Nonvested shares at December 31, 2018(1)	27,096	471,782	392,697	891,575	$27.59

Unrecognized stock-based compensation expense as of December 31, 2018(2)	$352	$9,542	$9,032	$18,926

Weighted average remaining vesting period (years) as of December 31, 2018	0.79	3.18	3.39	3.23

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.23 years.

The aggregate fair value of RSUs and RSAs that vested were $11.1 million, $7.8 million and $7.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

The fair value of fully vested DSUs that settled was $8.3 million, $10.2 million and $10.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. See “SARs and DSUs” section below and Note 14 – “Earnings per Share” for additional information. As of December 31, 2018, 2017 and 2016, remaining outstanding fully vested DSUs were 341,566, 578,618 and 930,419, respectively. Future share settlements of DSUs by year consisted of the following:

December 31, 2018
2021	60,373
2022	281,193

341,566

Employee Stock Purchase Plan

In 2013, the Company adopted the ESPP. The ESPP qualifies under Section 423 of the Internal Revenue Code and provides for consecutive, non-overlapping 6-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. Qualifying employees may purchase shares of the Company stock at a 10% discount based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations. The Company determined that the ESPP was a compensatory plan and is required to expense the fair value of the awards over each 6-month offering period.

The ESPP initially had 366,667 shares of common stock reserved and 225,894 and 246,895 shares of common stock remain available for issuance for each of the periods at December 31, 2018 and 2017, respectively. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At December 31, 2018, total unrecognized compensation cost related to the ESPP was $44,000 and is expected to be recognized over a weighted average period of 0.37 years.

Restricted Stock

In connection with the IPO, the Company entered into sales restriction agreements with certain of its executive officers. Of the original 3,689,326 shares subject to resale restriction, all shares were fully released as of December 31, 2018 due to the expiration of the five-year period set forth in the sales restriction agreements.

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

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

Summary of Stock-Based Compensation

The Company adopted ASU 2018-7 on July 1, 2018. As a result of the adoption, awards issued to its independent contractors prior to the adoption date of July 1, 2018 were remeasured at the adoption date stock price. The Company will recognize the remaining unrecognized value of unvested awards over the remaining performance period with no further remeasurement through the performance completion date. For all new awards on or after the date of adoption, the Company will measure its awards made to independent contractors based on the grant date closing price of its common stock consistent with awards made to the Company’s employees and non-employee directors. Components of stock-based compensation are included in selling, general and administrative expense in the consolidated statements of net and comprehensive income consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Employee stock purchase plan	$109	$128	$169
RSAs – non-employee directors	632	397	422
RSUs – employees	4,233	3,750	3,130
RSUs – independent contractors(1)	7,009	4,870	3,314

	$11,983	$9,145	$7,035

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

12.	Income Taxes

The components of income from continuing operations before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Income (loss) before provision for income taxes:
United States	$119,446	$100,031	$108,797
Foreign	(2,226)	(805)	(1,695)

	$117,220	$99,226	$107,102

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
The provision (benefit) for income taxes consisted of the following:
Federal:
Current	$24,101	$28,993	$36,228
Deferred	(268)	13,249	(337)

	$23,833	$42,242	$35,891

State:
Current	$6,004	$5,883	$6,700
Deferred	162	(423)	(146)

	$6,166	$5,460	$6,554

Foreign:
Current	$—	$—	$—
Deferred	(36)	—	—

	$(36)	$—	$—

	$29,963	$47,702	$42,445

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was enacted, which significantly changed the U.S. corporate income tax laws by, among other items, reducing the U.S. corporate income tax rate to 21% from 35% starting in 2018, further limiting 162(m) deductions and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the Act, the Company revalued its deferred taxes, net due to the changes in the U.S. corporate statutory federal income tax rate and recorded a net charge of $11.6 million in the provision for income taxes in 2017. The Company’s accounting for income tax effects of the Act has been completed as of December 31, 2018.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets, net consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred Tax Assets:
Accrued expenses and bonuses	$2,258	$1,307
Bad debt and other reserves	1,840	1,416
Deferred compensation	13,337	12,693
Stock-based compensation	8,912	9,144
Deferred rent	1,470	1,283
Net operating and capital loss carryforwards	2,335	1,809
Other comprehensive income	330	6
State taxes	11	622
Other	25	—

Deferred tax assets before valuation allowance	30,518	28,280
Valuation allowance	(2,570)	(1,893)

Deferred Tax Assets	$27,948	$26,387

Deferred Tax Liabilities:
Fixed assets	$(4,086)	$(2,861)
Prepaid expenses	(789)	(886)
Other	(114)	—

Deferred Tax Liabilities	(4,989)	(3,747)

Deferred Tax Assets, Net	$22,959	$22,640

As of December 31, 2018, and 2017, the Company had state and Canadian net operating losses of approximately $9.4 million and $7.8 million, respectively, principally all of which will begin to expire in 2033.

A valuation allowance is required when it is more-likely-than not that all or a portion of a deferred tax asset will not be realized. Realization of a deferred tax asset is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. The Company determined that as of December 31, 2018 and 2017, $2.6 million and $1.9 million, respectively, of the deferred tax assets related to state and Canadian losses do not satisfy the recognition criteria. The Company has therefore recorded a valuation allowance for this amount. The valuation allowance for deferred tax assets was increased by $677,000, $170,000 and $412,000 during 2018, 2017 and 2016, respectively. The increases are primarily related to the Company’s Canadian operations.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate to income before provision for income taxes and consisted of the following (in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$24,616	21.0%	$34,729	35.0%	$37,485	35.0%
State income tax expense, net of federal benefit	4,550	3.9%	3,577	3.6%	4,346	4.1%
Effect of state and foreign rate change on deferred taxes	69	0.1%	(30)	—	(79)	(0.1)%
Windfall tax benefits, net related to stock-based compensation	(1,535)	(1.3)%	(2,568)	(2.6)%	—	—
Change in valuation allowance	677	0.6%	170	0.2%	412	0.4%
Effect of rate and other changes on federal deferred taxes, net due to enactment of the Act	—	—	11,644	11.7%	—	—
Permanent and other items(1)	1,586	1.3%	180	0.2%	281	0.2%

	$29,963	25.6%	$47,702	48.1%	$42,445	39.6%

(1)	Permanent items relate principally to compensation charges and meals and entertainment.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Beginning balance	$—	$—	$—
Gross increase/(decrease) as a result of positions taken:
Prior periods	1,246	—	—
Current period	—	—	—
Settlement with tax authorities	—	—	—
Expiration of applicable statutes of limitation	—	—	—

Ending balance	$1,246	$—	$—

It is reasonably possible that the unrecognized tax benefits balance may decrease by as much as $434,000 during the next 12 months due to the expiration of the statute of limitations. During the year ended December 31, 2018, penalties of $167,000 were recorded relating to unrecognized tax benefits.

The Company is subject to tax in various jurisdictions and, as a matter of ordinary course, the Company may be subject to income tax examinations by the federal, state and foreign taxing authorities for the tax years 2014 to 2018. The Company is not currently under income tax examination by any taxing authority.

The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as this subsidiary is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

13.	Retirement Plans

Effective January 2014, the Company has its own defined contribution plan (the “Contribution Plan”) under Section 401(k) of the Internal Revenue Code for all eligible employees who have completed one month of service. The Contribution Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. Participants may contribute up to 100% of their annual eligible compensation, subject to IRS limitations and ERISA. The Company makes matching contributions of 50% on the first 8% of employee contributions per pay period up to a maximum of $4,000. Employees become vested in these Company contributions 33% upon one year of service, 66% upon two years of service and 100% upon three years of service. Company matching contributions aggregated $920,000, $733,000 and $628,000 for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

14.	Earnings per Share

Basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in thousands, except per share data):

	Years Ended December 31,
	2018	2017	2016
Numerator (Basic and Diluted): Net income	$87,257	$51,524	$64,657

Denominator:
Basic
Weighted Average Common Shares Issued and Outstanding	38,637	38,142	37,637
Deduct: Unvested RSAs(1)	(30)	(29)	(36)
Add: Fully vested DSUs(2)	542	875	1,298

Weighted Average Common Shares Outstanding	39,149	38,988	38,899

Basic earnings per common share	$2.23	$1.32	$1.66

Diluted
Weighted Average Common Shares Outstanding from above	39,149	38,988	38,899
Add: Dilutive effect of RSUs, RSAs & ESPP	234	112	136

Weighted Average Common Shares Outstanding	39,383	39,100	39,035

Diluted earnings per common share	$2.22	$1.32	$1.66

Antidilutive shares excluded from diluted earnings per common share(3)	137	512	516

(1)

RSAs were issued and outstanding to the non-employee directors and have a one-year or three-year vesting term subject to service requirements. See Note 11 – “Stock-Based Compensation Plans” for additional information.

(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 10 – “Stockholders’ Equity” for additional information.
(3)	Primarily pertaining to RSU grants to the Company’s employees and independent contractors.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies

Operating Leases

Future minimum lease payments under non-cancelable operating leases for office facilities and automobiles with terms in excess of one year consisted of the following (in thousands):

December 31, 2018
2019	$19,649
2020	19,287
2021	16,833
2022	12,368
2023	8,805
Thereafter	10,452

$87,394

Deferred rent totaled $5.6 million and $4.8 million as of December 31, 2018 and 2017, respectively. The noncurrent portion is included in defered rent and other liabilities and the current portion is included in accounts payable and other liabilities in the accompanying consolidated balance sheets. Rental expense was $27.7 million, $25.6 million and $23.4 million for the years ended December 31, 2018, 2017 and 2016, respectively and is included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses.

The Company subleases certain office space to subtenants. The rental income received from these subleases is included as a reduction of rental expense and was not material for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at December 31, 2018. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the federal funds rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio. In connection with executing the Credit Agreement, as amended, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying consolidated statements of net and comprehensive income and was $104,000, $110,000 and $116,000 during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there were no amounts outstanding under the Credit Agreement.

MARCUS & MILLICHAP, INC.

Notes to Consolidated Financial Statements

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end both on a rolling 4-quarter basis. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code). As of December 31, 2018, the Company was in compliance with all financial and non-financial covenants.

Other

In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to certain investment sales and financing professionals upon reaching certain performance goals. Such commitments as of December 31, 2018 aggregated $1.0 million.

16.	Selected Quarterly Financial Data (Unaudited)

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

	Three Months Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2018	2018	2018	2018	2017	2017	2017	2017
Consolidated Financial Statement Data:	(in thousands, except per share data)
Total revenues	$230,283	$210,590	$199,402	$174,541	$202,776	$183,341	$180,371	$153,212
Cost of services	148,469	132,896	119,869	101,649	131,730	114,803	110,377	89,647
Operating income	32,489	27,384	28,950	23,464	27,403	24,683	24,998	19,048
Net income	26,225	20,854	22,167	18,011	8,480	15,475	15,569	12,000
Earnings per share:
Basic	$0.67	$0.53	$0.57	$0.46	$0.22	$0.40	$0.40	$0.31
Diluted	$0.66	$0.53	$0.56	$0.46	$0.22	$0.39	$0.40	$0.31