Form 10-Q
period 2019-03-31
Marcus & Millichap, Inc.
filed 2019-05-10
CIK 1578732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter time period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	MMI	New York Stock Exchange

Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of May 2, 2019 was 39,046,971 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for shares and par value)

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$198,132	$214,683
Commissions receivable	6,119	4,948
Prepaid expenses	8,833	7,904
Marketable securities, available-for-sale	121,059	137,436
Other assets, net	6,031	6,368

Total current assets	340,174	371,339
Prepaid rent	—	13,892
Property and equipment, net	19,937	19,550
Operating lease right-of-use assets, net	83,913	—
Marketable securities, available-for-sale	75,044	83,209
Assets held in rabbi trust	8,939	8,268
Deferred tax assets, net	20,428	22,959
Goodwill and other intangible assets, net	15,133	15,385
Other assets	39,948	31,778

Total assets	$603,516	$566,380

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$13,175	$11,035
Notes payable to former stockholders	1,087	1,087
Deferred compensation and commissions	25,923	47,910
Income tax payable	7,603	4,486
Operating lease liabilities	17,358	—
Accrued bonuses and other employee related expenses	8,217	28,338

Total current liabilities	73,363	92,856
Deferred compensation and commissions	36,906	49,887
Notes payable to former stockholders	6,564	6,564
Operating lease liabilities	58,494	—
Deferred rent and other liabilities	2,097	7,499

Total liabilities	177,424	156,806

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,042,434 and 38,814,464 at March 31, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	97,587	97,458
Stock notes receivable from employees	(4)	(4)
Retained earnings	326,979	311,341
Accumulated other comprehensive income	1,526	775

Total stockholders’ equity	426,092	409,574

Total liabilities and stockholders’ equity	$603,516	$566,380

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Real estate brokerage commissions	$144,937	$162,525
Financing fees	13,732	9,724
Other revenues	2,038	2,292

Total revenues	160,707	174,541

Operating expenses:
Cost of services	91,688	101,649
Selling, general and administrative expense	48,918	48,053
Depreciation and amortization expense	1,832	1,375

Total operating expenses	142,438	151,077

Operating income	18,269	23,464
Other income (expense), net	3,375	1,209
Interest expense	(349)	(360)

Income before provision for income taxes	21,295	24,313
Provision for income taxes	5,657	6,302

Net income	15,638	18,011

Other comprehensive income (loss):
Marketable securities, available-for-sale:
Change in unrealized gains (losses)	858	(492)
Less: reclassification adjustment for net gains included in other income (expense), net	(9)	—

Net change, net of tax of $288 and $(164) for the three months ended March 31, 2019 and 2018, respectively	849	(492)
Foreign currency translation (loss) gain, net of tax of $0 for each of the three months ended March 31, 2019 and 2018	(98)	39

Total other comprehensive income (loss)	751	(453)

Comprehensive income	$16,389	$17,558

Earnings per share:
Basic	$0.40	$0.46
Diluted	$0.40	$0.46
Weighted average common shares outstanding:
Basic	39,311	39,095
Diluted	39,515	39,250

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for shares)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	38,374,011	$4	$89,877	$(4)	$224,071	$940	$314,888
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	13	(13)	—

Balance at January 1, 2018, as adjusted	—	—	38,374,011	4	89,877	(4)	224,084	927	314,888
Net and comprehensive income	—	—	—	—	—	—	18,011	(453)	17,558
Stock-based award activity
Stock-based compensation	—	—	—	—	2,613	—	—	—	2,613
Issuance of common stock for vesting of restricted stock units	—	—	252,930	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(48,107)	—	(1,650)	—	—	—	(1,650)

Balance as of March 31, 2018	—	$—	38,578,834	$4	$90,840	$(4)	$242,095	$474	$333,409

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	38,814,464	$4	$97,458	$(4)	$311,341	$775	$409,574
Net and comprehensive income	—	—	—	—	—	—	15,638	751	16,389
Stock-based award activity
Stock-based compensation	—	—	—	—	2,341	—	—	—	2,341
Issuance of common stock for vesting of restricted stock units	—	—	284,396	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(56,426)	—	(2,212)	—	—	—	(2,212)

Balance as of March 31, 2019	—	$—	39,042,434	$4	$97,587	$(4)	$326,979	$1,526	$426,092

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$15,638	$18,011
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	1,832	1,375
Recovery for bad debt expense	(104)	(106)
Stock-based compensation	2,341	2,613
Deferred taxes, net	2,243	1,750
Net realized losses on marketable securities, available-for-sale	12	—
Other non-cash items	(48)	55
Changes in operating assets and liabilities:
Commissions receivable	(1,171)	6,735
Prepaid expenses	(929)	2,229
Prepaid rent	—	199
Other assets, net	(8,812)	(2,109)
Accounts payable and other liabilities	2,067	(2,682)
Income tax payable	3,117	4,439
Accrued bonuses and other employee related expenses	(20,060)	(12,970)
Deferred compensation and commissions	(35,838)	(32,659)
Operating lease liabilities and right-of-use assets	1,047	—
Deferred rent and other liabilities	67	131

Net cash used in operating activities	(38,598)	(12,989)

Cash flows from investing activities
Purchases of marketable securities, available-for-sale	(30,117)	(35,360)
Proceeds from sales and maturities of marketable securities, available-for-sale	55,833	30,067
Issuances of employee notes receivable	—	(125)
Payments received on employee notes receivable	1	3
Purchase of property and equipment	(1,644)	(1,362)

Net cash provided by (used in) investing activities	24,073	(6,777)

Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(2,212)	(1,650)
Principal payments on stock appreciation rights	186	—

Net cash used in financing activities	(2,026)	(1,650)

Net decrease in cash and cash equivalents	(16,551)	(21,416)
Cash and cash equivalents at beginning of period	214,683	220,786

Cash and cash equivalents at end of period	$198,132	$199,370

Supplemental disclosures of cash flow information
Interest paid during the period	$1,751	$1,553

Income taxes paid, net	$296	$113

See accompanying notes to condensed consolidated financial statements.

1.	Description of Business and Basis of Presentation

Description of Business

Marcus & Millichap, Inc. (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of March 31, 2019, MMI operated 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.

Reorganization and Initial Public Offering

MMI was formed in June 2013 in preparation for Marcus & Millichap Company (“MMC”) to spin-off its majority owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”). Prior to the initial public offering (“IPO”) of MMI, all of the preferred and common stockholders of MMREIS (including MMC and employees of MMREIS) contributed all of their outstanding shares to MMI, in exchange for new MMI common stock. As a result, MMREIS became a wholly-owned subsidiary of MMI. Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness of MMC. MMI completed its IPO on October 30, 2013.

Basis of Presentation

The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed on March 1, 2019 with the SEC. The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, for other interim periods or future years.

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

Segment Reporting

The Company follows U.S. GAAP for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. Substantially all of the Company’s operations involve the delivery of commercial real estate services to our customers including real estate investment sales, financing (including mortgage servicing rights revenue) and consulting and advisory services. Management makes operating decisions, assesses performance and allocates resources based on an ongoing review of these integrated operations, which constitute the Company’s only operating segment for financial reporting purposes.

Reclassifications

Certain prior-period amounts in Note 13 – “Income Taxes” have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or any totals or subtotals therein.

2.	Accounting Policies and Recent Accounting Pronouncements

Accounting Policies

The complete list of the Company’s accounting policies is included in the Company’s Annual Report on Form 10-K filed on March 1, 2019 with the SEC. The following are updated or new accounting policies.

Leases

The Company utilizes operating leases for all its facilities and autos. The Company determines if an arrangement is a lease at inception. Right-of-use assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s contractual obligation to make lease payments under the lease. Operating leases are included in operating lease ROU assets, non-current, and operating lease liabilities current and non-current captions in the condensed consolidated balance sheets.

Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all impacting the determination of the lease term and lease payments to be used in calculating the lease liability. The Company uses the implicit rate in the lease when determinable. As most of the Company’s leases do not have a determinable implicit rate, the Company uses a derived incremental borrowing rate based on borrowing options under its credit agreement. The Company applies a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. The Company typically leases general purpose built-out office space, which reverts to the lessor upon termination of the lease. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are considered initial direct costs, which are recorded as an increase to the ROU asset and considered in the determination of the lease cost.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. Lease cost is recognized on a straight-line basis over the lease term. Variable lease payments consist of common area costs, insurance, taxes, utilities, parking and other lease related costs, which are determined principally based on billings from landlords.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents due from independent contractors (included under other assets, net current and other assets non-current), investments in marketable securities, available-for-sale, security deposits (included under other assets, non-current) and commissions receivable. Cash and cash equivalents are placed with high-credit quality financial institutions and invested in high-credit quality money market funds and commercial paper. Concentrations of marketable securities, available-for-sale are limited by the approved investment policy.

To reduce its credit risk, the Company monitors the credit standing of the financial institutions and money market funds that represent amounts recorded as cash and cash equivalents. The Company historically has not experienced any significant losses related to cash and cash equivalents.

The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company requires collateral on a case-by-case basis. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three months ended March 31, 2019 and 2018, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.

During the three months ended March 31, 2019 and 2018, the Company’s Canadian operations represented less than 1% of total revenues.

During the three months ended March 31, 2019 and 2018, no office represented 10% or more of total revenues.

Recent Accounting Pronouncements

Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the new standard effective January 1, 2019, which resulted in the recognition of ROU assets and lease liabilities for operating leases. Upon adoption, the Company, in determining ROU assets, also considered currently recorded amounts related to differences in straight line lease expense and cash lease payments and prepaid rent. ROU assets and operating lease obligations in connection with adoption of the new lease standard were $76.7 million. At adoption date, the Company reclassified deferred rent in the amount of $5.6 million (the noncurrent portion was included in defered rent and other liabilities, and the current portion was included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets) and prepaid rent in the amount of $13.4 million to ROU assets. The Company also reclassified prepaid rent in the amount of $462,000 to other assets, current.

The adoption of the new standard had a material impact on the Company’s condensed consolidated balance sheet, but did not have a material impact on the Company’s condensed consolidated statements of net and comprehensive income.

The Company elected available practical expedients permitted under the guidance, which among other items, allow the Company to (i) carry forward its historical lease classification, (ii) not reassess leases for the definition of “lease” under the new standard, (iii) utilize a discount rate as of the effective date and (iv) not record leases that expired or were terminated prior to the effective date.

The Company made an accounting policy election to account for lease and non-lease components as a single lease component.

The Company implemented internal controls and key system functionality to enable the preparation of the required financial information.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). The Company adopted the new standard effective January 1, 2019. ASU 2017-08 shortens the amortization period of a callable security that was acquired at a premium to the earliest call date of that security instead of the contractual life of the security. The adoption of ASU 2017-08 did not have a material effect on the Company’s condensed consolidated financial statements.

Pending Adoption

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. Under ASU 2016-13, the Company will be required to use an expected-loss model for its marketable securities, available-for sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current U.S. GAAP prohibits reflecting reversals of credit losses in current period earnings. At March 31, 2019, the Company had $196.1 million in marketable securities, available for sale which would be subject to this new standard. As of March 31, 2019, these marketable securities, available for sale have an average credit rating of AA+ and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments and does not expect the standard to have a material impact on its condensed consolidated financial statements at adoption or in subsequent periods. The Company does plan to early adopt ASU 2016-13.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU 2018-13 modifies prior disclosure requirements for fair value measurement. ASU 2018-13 removes certain disclosure requirements related to the fair value hierarchy, such as removing the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements, such as disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurement. As of March 31, 2019, the Company had contingent consideration liability of $2.9 million measured as Level 3. The Company is currently evaluating the impact of this new standard and does not expect ASU 2018-13 to have a material effect on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (“ASU 2018-15”). ASU 2018-15 is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license), by requiring a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use software project. The Company is currently evaluating the impact of this new standard and does not expect ASU 2018-15 to have a material effect on its condensed consolidated financial statements.

3.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Computer software and hardware equipment	$21,420	$20,427
Furniture, fixtures, and equipment	24,873	24,227
Less: accumulated depreciation and amortization	(26,356)	(25,104)

	$19,937	$19,550

During the three months ended March 31, 2019 and 2018, the Company wrote-off approximately $233,000 and $784,000 respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.

As of March 31, 2019 and 2018, property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $473,000 and $180,000, respectively.

4.	Operating Leases

The Company has operating leases for all of its facilities and autos. Lease agreements may contain periods of free rent or reduced rent, or contain predetermined fixed increases in the minimum rent. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. As of March 31, 2019, operating lease ROU assets were $89.0 million and the related accumulated amortization was $5.1 million.

The operating lease cost consisted of the following (in thousands):

Three Months Ended March 31, 2019
Operating lease cost:
Lease cost (1)	$5,909
Variable lease cost (2)	1,206
Sublease income (3)	(88)

$7,027
(1)	Includes short-term lease cost and ROU asset amortization.
(2)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.
(3)	The Company subleases certain office space to subtenants. The rental income received from these subleases is included as a reduction to lease cost.

Future minimum lease payments under non-cancelable operating leases consisted of the following (in thousands):

March 31, 2019
Remainder of 2019	$15,233
2020	19,376
2021	16,907
2022	12,364
2023	8,778
Thereafter	10,554

Total future minimum lease payments	83,212
Less imputed interest	(7,360)

Present value of operating lease liabilities	$75,852

Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

Three Months Ended March 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,842
Noncash activity:
ROU assets and operating lease liabilities in connection with adoption of new lease standard	$76,735
Reclassification of prepaid rent and deferred rent to ROU assets in connection with adoption of new lease standard	$7,801
ROU assets obtained in exchange for operating lease liabilities	$3,227
Initial direct costs related to ROU assets (1)	$1,306
(1)	Reclassification from other assets current.

Other information related to the operating leases consisted of the following:

March 31, 2019
Weighted average remaining operating lease term	4.75 years
Weighted average discount rate	3.9%

5.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities, available-for-sale, by type of security consisted of the following (in thousands):

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$104,049	$35	$(10)	$104,074	$121,252	$7	$(79)	$121,180
U.S. government sponsored entities	—	—	—	—	3,512	—	(7)	3,505
Corporate debt securities	16,196	—	(12)	16,184	11,962	—	(11)	11,951
Asset-backed securities and other	805	—	(4)	801	806	—	(6)	800

	$121,050	$35	$(26)	$121,059	$137,532	$7	$(103)	$137,436

Long-term investments:
U.S. treasuries	$33,560	$164	$(54)	$33,670	$44,997	$128	$(115)	$45,010
U.S. government sponsored entities	1,519	—	(40)	1,479	1,569	—	(62)	1,507
Corporate debt securities	33,996	264	(55)	34,205	32,467	3	(633)	31,837
Asset-backed securities and other	5,662	34	(6)	5,690	4,889	12	(46)	4,855

	$74,737	$462	$(155)	$75,044	$83,922	$143	$(856)	$83,209

The amortized cost and fair value of the Company’s investments in available-for-sale securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	March 31, 2019		December 31, 2018
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(14)	$58,647	$(576)	$127,326

12 months or longer	$(167)	$13,996	$(383)	$30,609

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale securities consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Gross realized gains (1)	$35	$—

Gross realized losses (1)	$(47)	$—

(1)

Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

As of March 31, 2019, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company has no current intent to sell, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipated liquidity and capital requirements, anticipated credit deterioration, duration management or when a security no longer meets the criteria of the Company’s investment policy.

Amortized cost and fair value of marketable securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$121,050	$121,059	$137,532	$137,436
Due after one year through five years	53,339	53,600	61,875	61,846
Due after five years through ten years	16,348	16,432	17,310	16,747
Due after ten years	5,050	5,012	4,737	4,616

	$195,787	$196,103	$221,454	$220,645

Weighted average contractual maturity	1.9 years		1.8 years

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.

6.	Goodwill and Other Intangible Assets

Goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill (1)	$11,459	$—	$11,459	$11,459	$—	$11,459
Intangible assets (1)	4,240	(566)	3,674	4,240	(314)	3,926

	$15,699	$(566)	$15,133	$15,699	$(314)	$15,385

(1)	Represents additions from acquisitions.

The net change in the carrying value of intangible assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$3,926	$—
Additions from acquisitions	—	—
Amortization	(252)	—

Ending balance	$3,674	$—

Estimated amortization expense for intangible assets for the next five years and thereafter consisted of the following (in thousands):

March 31, 2019
Remainder of 2019	$618
2020	817
2021	734
2022	633
2023	535
Thereafter	337

$3,674

7.	Selected Balance Sheet Data

Other Assets

Other assets consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Mortgage servicing rights (“MSRs”), net of amortization	$—	$—	$2,203	$2,209
Due from independent contractors, net (1) (2)	2,335	3,831	35,421	27,157
Security deposits	—	—	1,212	1,196
Employee notes receivable (3)	151	156	263	370
Customer trust accounts and other	3,545	2,381	849	846

	$6,031	$6,368	$39,948	$31,778

(1)

Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest are typically collected from future commissions and are generally due in one to five years.

(2)

Includes allowance for doubtful accounts related to current receivables of $407 and $514 as of March 31, 2019 and December 31, 2018, respectively. The Company recorded a recovery for bad debt expense of $(104) and $(106) and wrote-off $3 and $51 of these receivables for the three months ended March 31, 2019 and 2018, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.

(3)

Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable were $60 and $131 for the three months ended March 31, 2019 and 2018, respectively. See Note 9 – “Related-Party Transactions” for additional information.

MSRs

The net change in the carrying value of MSRs consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Beginning balance	$2,209	$—
Additions from acquisition	—	2,121
Additions	129	391
Amortization	(135)	(303)

Ending balance	$2,203	$2,209

The portfolio of loans serviced by the Company aggregated $1.6 billion for each of the periods of March 31, 2019 and December 31, 2018, respectively.

In connection with MSRs activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $2.2 million and $2.1 million as of March 31, 2019 and December 31, 2018, respectively and the offsetting obligations, are not presented in the Company’s condensed consolidated financial statements as they do not represent assets and liabilities of the Company. Revenue from the fees on such accounts is included in financing revenue in the condensed consolidated statements of net and comprehensive income.

Deferred Compensation and Commissions

Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Stock appreciation rights (“SARs”) liability (1)	$1,969	$1,810	$17,630	$19,299
Commissions payable to investment sales and financing professionals	22,504	44,812	11,883	23,983
Deferred compensation liability (1)	1,450	1,288	7,393	6,605

	$25,923	$47,910	$36,906	$49,887

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

Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note plus 2%. The rate resets annually. The rates at January 1, 2019 and 2018 were 4.684% and 4.409%, respectively. MMI recorded interest expense related to this liability of $226,000 and $225,000, for the three months ended March 31, 2019 and 2018, respectively.

Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the three months ended March 31, 2019 and 2018, the Company made total payments of $1.7 million (consisting of principal and accumulated interest) and $1.5 million, respectively (consisting of accumulated interest).

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

Deferred Compensation Liability

A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the three months ended March 31, 2019 and 2018, the Company made total payments to participants of $315,000 and $193,000, respectively.

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses, consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Increase in the carrying value of the assets held in the rabbi trust (1)	$703	$14

Increase in the net carrying value of the deferred compensation obligation (2)	$685	$—

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

Deferred Rent and Other Liabilities

Deferred rent and other liabilities consisted of the following (in thousands):

	Non-Current
	March 31, 2019	December 31, 2018
Deferred rent and other (1)	$—	$5,445
Contingent consideration (2)	2,097	2,054

	$2,097	$7,499

(1)	The Company does not have deferred rent as of March 31, 2019 due to adoption of the new lease standard on January 1, 2019.
(2)

The current portions of contingent consideration in the amounts of $826 and $821 as of March 31, 2019 and December 31, 2018, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets.

8.	Notes Payable to Former Stockholders

In conjunction with the spin-off and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by the former stockholders (the “Notes”). Such Notes had been previously assumed by MMC, and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments with a final principal payment due during the second quarter of 2020.

9.	Related-Party Transactions

Shared and Transition Services

Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires the services separately. During the three months ended March 31, 2019 and 2018, the Company incurred net costs of $43,000 and $72,000 under the TSA, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Brokerage and Financing Services with the Subsidiaries of MMC

MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended March 31, 2019 and 2018, the Company earned real estate brokerage commissions and financing fees of $882,000 and $2.6 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $522,000 and $1.5 million, respectively, related to these revenues.

Operating Lease with MMC

The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. Operating lease cost for this lease aggregated $333,000 and $253,000 for the three months ended March 31, 2019 and 2018, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

Accounts Payable and Other Liabilities with MMC

As of March 31, 2019 and December 31, 2018, accounts payable and other liabilities with MMC totaling $103,000 and $101,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.

Other

The Company makes advances to non-executive employees from time-to-time. At March 31, 2019 and December 31, 2018, the aggregate principal amount for employee notes receivable was $414,000 and $526,000, respectively, which is included in other assets (current and non-current), in the accompanying condensed consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data” for additional information.

As of March 31, 2019, George M. Marcus, the Company’s founder and Co-Chairman, beneficially owned approximately 40% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

10.	Fair Value Measurements

U.S. GAAP defines the fair value of a financial instrument as the amount that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. The Company is responsible for the determination of the value of the investments carried at fair value and the supporting methodologies and assumptions. The Company uses various pricing sources and third parties to validate the values utilized.

The degree of judgment used in measuring the fair value of financial instruments is generally inversely correlated with the level of observable valuation inputs. Financial instruments with quoted prices in active markets generally have more pricing observability, and less judgment is used in measuring fair value. Financial instruments for which no quoted prices are available have less observability and are measured at fair value using valuation models or other pricing techniques that require more judgment.

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

Recurring Fair Value Measurements

The Company values its investments including commercial paper and floating NAV money market funds recorded in cash and cash equivalents, investments in marketable securities, available-for-sale, assets held in the Rabbi Trust, acquired MSR contracts and contingent consideration at fair value on a recurring basis. Fair values for investments included in cash and cash equivalents and marketable securities, available-for-sale were determined for each individual security in the investment portfolio and all these securities are Levels 1 or 2 measurements as appropriate.

Fair values for assets held in the Rabbi Trust and related deferred compensation liability were determined based on the cash surrender value of the company owned variable life insurance policies and underlying investments in the trust, and are Level 2 and Level 1 measurements, respectively.

Contingent consideration in connection with acquisitions is carried at fair value, and determined on a contract-by-contract basis calculated using a probability weighted discounted cash flows based on the probability of achieving EBITDA and other service requirements and is a Level 3 measurement.

The Company values MSRs at fair value upon acquisition of a servicing contract. MSRs do not trade in an active, open market with readily observable prices, and are a Level 3 measurement.

Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	March 31, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$8,939	$—	$8,939	$—	$8,268	$—	$8,268	$—

Cash equivalents (1):
Commercial paper and other	$4,997	$—	$4,997	$—	$1,599	$1,599	$—	$—
Money market funds	167,745	167,745	—	—	163,126	163,126	—	—

	$172,742	$167,745	$4,997	$—	$164,725	$164,725	$—	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. treasuries	$104,074	$104,074	$—	$—	$121,180	$121,180	$—	$—
U.S. government sponsored entities	—	—	—	—	3,505	—	3,505	—
Corporate debt securities	16,184	—	16,184	—	11,951	—	11,951	—
Asset-backed securities and other	801	—	801	—	800	—	800	—

	$121,059	$104,074	$16,985	$—	$137,436	$121,180	$16,256	$—

Long-term investments:
U.S. treasuries	$33,670	$33,670	$—	$—	$45,010	$45,010	$—	$—
U.S. government sponsored entities	1,479	—	1,479	—	1,507	—	1,507	—
Corporate debt securities	34,205	—	34,205	—	31,837	—	31,837	—
Asset-backed securities and other	5,690	—	5,690	—	4,855	—	4,855	—

	$75,044	$33,670	$41,374	$—	$83,209	$45,010	$38,199	$—

Liabilities:
Contingent consideration (2)	$2,923	$—	$—	$2,923	$2,875	$—	$—	$2,875

Deferred compensation liability	$8,843	$8,843	$—	$—	$7,893	$7,893	$—	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)

Assuming the achievement of the applicable performance criteria, the Company anticipates these earn-out payments will be made over the next three to seven-year period. A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Beginning balance	$2,875	$—
Contingent consideration in connection with acquisitions	—	2,674
Change in fair value of contingent consideration	48	201
Payments of contingent consideration	—	—

Ending balance	$2,923	$2,875

There were no transfers in or out of Level 1, Level 2 and Level 3 during the three months ended March 31, 2019.

Nonrecurring Fair Value Measurements

The Company reviews the carrying value of MSRs, intangibles, goodwill and other assets for indications of impairment quarterly. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches appropriate in the circumstances and utilize Level 2 and Level 3 measurements as required. In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. These assets include MSRs. MSRs are initially recorded at fair value based on internal models using contractual information and assumptions of a market participant and are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The Company has elected the amortization method for the subsequent measurement of MSRs. The estimated fair value of the Company’s MSRs were developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or fair value. The fair value of the MSRs approximated the carrying value at March 31, 2019 and December 31, 2018.

11.	Stockholders’ Equity

Common Stock

As of March 31, 2019 and December 31, 2018, there were 39,042,434 and 38,814,464 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee directors, respectively. See Note 14 – “Earnings per Share” for additional information.

Preferred Stock

The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.

Accumulated Other Comprehensive Income/Loss

Amounts reclassified from accumulated other comprehensive income/loss are included as a component of other income (expense), net in the condensed consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.

The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

12.	Stock-Based Compensation Plans

2013 Omnibus Equity Incentive Plan

The Company’s board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a director compensation policy. As of March 31, 2019, there were 5,353,815 shares available for future grants under the 2013 Plan.

Awards Granted and Settled

Under the 2013 Plan, the Company has issued restricted stock awards (“RSAs”) to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest in equal annual installments over a one-year or three-year period from the date of grant. All RSUs vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. Awards accelerate upon death subject to approval by the compensation committee. As of March 31, 2019, there were no issued or outstanding options, SARs, performance units or performance shares awards under the 2013 Plan.

During the three months ended March 31, 2019, 290,396 shares of RSUs were vested of which 284,396 were delivered. Additionally, 56,426 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

Outstanding Awards

Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2018	27,096	471,782	392,697	891,575	$27.59

Granted
February 2019	—	204,060	7,731	211,791

Total Granted	—	204,060	7,731	211,791	39.45
Vested (1)	—	(152,816)	(137,580)	(290,396)	21.74
Transferred	—	(4,915)	4,915	—	28.80
Forfeited/canceled	—	(3,277)	(11,767)	(15,044)	32.17

Nonvested shares at March 31, 2019 (2)	27,096	514,834	255,996	797,926	$32.78

Unrecognized stock-based compensation expense as of March 31, 2019 (3)	$182	$16,149	$8,221	$24,552

Weighted average remaining vesting period (years) as of March 31, 2019	0.81	3.92	3.27	3.68

(1)	Includes vested shares delivered subsequent to March 31, 2019.
(2)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(3)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.68 years.

Employee Stock Purchase Plan

In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“ESPP”). The ESPP qualifies under Section 423 of the Internal Revenue Code and provides for consecutive, non-overlapping 6-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. Qualifying employees may purchase shares of the Company stock at a 10% discount based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations. The Company determined that the ESPP was a compensatory plan and is required to expense the fair value of the awards over each 6-month offering period.

The ESPP initially had 366,667 shares of common stock reserved and 225,894 shares of common stock remain available for issuance for each of the periods at March 31, 2019 and December 31, 2018. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the Company’s board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At March 31, 2019, total unrecognized compensation cost related to the ESPP was $14,000 and is expected to be recognized over a weighted average period of 0.12 years.

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

Future share settlements of fully vested DSUs by year consisted of the following:

March 31, 2019
2021	60,373
2022	281,193

341,566

Summary of Stock-Based Compensation

Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Employee stock purchase plan	$30	$39
RSAs – non-employee directors	170	111
RSUs – employees	1,345	953
RSUs – independent contractors (1)	796	1,510

	$2,341	$2,613

(1)

The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered non-employees. Prior to the adoption of ASU No. 2018-07 on July 1, 2018, such awards were required to be measured at fair value at the end of each reporting period until settlement. Stock-based compensation expense was therefore impacted by the changes in the Company’s common stock price during each reporting period prior to the date of adoption. New awards after the date of adoption are measured based on the grant date closing price of the Company’s common stock consistent with awards made to the Company’s employees and non-employee directors.

13.	Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2019 was 26.6%, compared to 25.9% for the three months ended March 31, 2018. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$4,472	21.0%	$5,106	21.0%
State income tax expense, net of federal benefit	894	4.2%	1,097	4.5%
Windfall tax benefits, net related to stock-based compensation	(265)	(1.2)%	(217)	(0.9)%
Change in valuation allowance	259	1.2%	40	0.2%
Permanent and other items (1)	297	1.4%	276	1.1%

	$5,657	26.6%	$6,302	25.9%

(1)	Permanent items relate principally to compensation charges and meals and entertainment.

14.	Earnings per Share

Basic and diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator (Basic and Diluted):
Net income	$15,638	$18,011

Denominator:
Basic
Weighted average common shares issued and outstanding	38,996	38,547
Deduct: Unvested RSAs (1)	(27)	(31)
Add: Fully vested DSUs (2)	342	579

Weighted Average Common Shares Outstanding	39,311	39,095

Basic earnings per common share	$0.40	$0.46

Diluted
Weighted Average Common Shares Outstanding from above	39,311	39,095
Add: Dilutive effect of RSUs, RSAs & ESPP	204	155

Weighted Average Common Shares Outstanding	39,515	39,250

Diluted earnings per common share	$0.40	$0.46

Antidilutive shares excluded from diluted earnings per common share (3)	212	291

(1)

RSAs were issued and outstanding to the non-employee directors and have a one-year or three-year vesting term subject to service requirements. See Note 12 – “Stock-Based Compensation Plans” for additional information.

(2)

Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 12 – “Stock-Based Compensation Plans” for additional information.

(3)	Primarily pertaining to RSU grants to the Company’s employees and independent contractors.

15.	Commitments and Contingencies

Credit Agreement

On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which, as amended, matures on June 1, 2020. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at March 31, 2019. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the federal funds rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio. In connection with executing the Credit Agreement, as amended, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $26,000 for each of the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, there were no amounts outstanding under the Credit Agreement.

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis and (iii) limits investments in foreign entities and caps certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of March 31, 2019, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants.

Other

In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to certain investment sales and financing professionals upon reaching certain performance goals. Such commitments as of March 31, 2019 and December 31, 2018, aggregated $510,000 and $1.0 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the words “Marcus & Millichap,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., Marcus & Millichap Real Estate Investment Services, Inc. and its other consolidated subsidiaries.

Forward-Looking Statements

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview

We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years.

As of March 31, 2019, we had 1,919 investment sales and financing professionals that are primarily exclusive independent contractors operating in 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three months ended March 31, 2019, we closed 1,950 investment sales, financing and other transactions with total volume of approximately $9.8 billion. During the year ended December 31, 2018, we closed 9,472 investment sales, financing and other transactions with total sales volume of approximately $46.4 billion.

We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For the three months ended March 31, 2019, approximately 90% of our revenues were generated from real estate brokerage commissions, 9% from financing fees and 1% from other revenues, including consulting and advisory services. During the year ended December 31, 2018, approximately 92% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 1% from other revenues, including consulting and advisory services.

We divide commercial real estate into four major market segments, characterized by price:

•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.

Our strength is in serving private clients in the $1-$10 million private client market segment, which contributed approximately 66% and 65% of our real estate brokerage commissions during the three months ended March 31, 2019 and 2018, respectively. The following table sets forth the number of transactions, and amount of sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended March 31,
	2019			2018			Change
	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
Real Estate Brokerage		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	201	$131	$5,288	245	$162	$6,868	(44)	$(31)	$(1,580)
Private client market ($1 - $10 million)	1,060	3,320	96,058	1,168	3,559	106,012	(108)	(239)	(9,954)
Middle market (≥$10 - $20 million)	92	1,245	23,580	113	1,605	27,271	(21)	(360)	(3,691)
Larger transaction market (≥$20 million)	52	2,407	20,011	59	2,589	22,374	(7)	(182)	(2,363)

	1,405	$7,103	$144,937	1,585	$7,915	$162,525	(180)	$(812)	$(17,588)

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

Factors Affecting Our Business

Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate investment sales and financing transactions that we close in any period. The number and size of these transactions are affected by our ability to recruit and retain investment sales and financing professionals, identify and contract properties for sale and identify those that need financing and refinancing. We principally monitor the commercial real estate market through four factors, which generally drive our business. The factors are the economy, commercial real estate supply and demand, capital markets and investment sentiment and investment activity.

The Economy

Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or a negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, retail spending and confidence trends can have a positive or a negative impact on our business. Overall market conditions can affect investor sentiment and, ultimately, the demand for our services from investors in real estate. The U.S. economy sustained growth through the first quarter, but the pace of gains eased as the stimulus of last year’s corporate tax cuts began to wane and higher interest rates curbed activity levels. Job creation also tapered in the first quarter due to the partial government shutdown and the tight labor market. This combination has pushed companies to seek talent in secondary and tertiary markets, supporting commercial real estate space demand in these metros. The residual effects of the fourth quarter financial market volatility and Federal Reserve-driven elevated interest rates weighed on commercial real estate investment activity in the first quarter, but the recent decline in interest rates is a positive for investors. Despite recent market volatility, we remain optimistic that the economic expansion will carry through 2019, and this momentum will benefit the commercial real estate sector.

Commercial Real Estate Supply and Demand

Our business is dependent on the willingness of investors to invest in or sell commercial real estate, which is affected by factors beyond our control. These factors include the supply of commercial real estate coupled with user demand for these properties and the performance of real estate assets when compared with other investment alternatives, such as stocks and bonds. Steady economic growth has sustained elevated demand for all types of commercial real estate space, delivering positive real estate fundamentals. We believe real estate space demand should carry through 2019 as steady hiring, wage growth, consumption and household formation reinforce the sector. From a new supply perspective, the development pipeline is beginning to ebb as rising construction costs and tighter construction lending naturally rein in new additions. A slowing pace of construction generally supports stabilizing vacancy rates and rent growth. Although there are still some pockets of oversupply risk affecting class A apartments, industrial properties and self-storage in select major metropolitan areas, particularly for class A apartments, moderating construction trends offer the prospect of sustained positive performance. While these trends are being viewed favorably by investors, sellers and buyers continue to face an expectation gap as buyer caution balances against seller optimism.

Capital Markets

Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt and, as a result, credit and liquidity impact transaction activity and prices. Rapid changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether increases or decreases, could adversely or positively affect the operations and income potential of commercial real estate properties. These changes also influence the demand of investors for commercial real estate investments. Recent interest rate volatility weighed on investor activity in the first quarter, with the elevated rates that dominated the fourth quarter of 2018 weighing on first quarter closings. The U.S. Federal Reserve’s March statement indicating they plan to keep rates stable helped reduce long-term interest rates which could bolster investor’s leveraged yields. Uncertainty created by trade tensions and questions surrounding international economies and monetary policy remain modest headwinds for real estate capital, but overall liquidity remains elevated. Disciplined underwriting standards may help to sustain the sector over the long-term by curbing speculative investment and oversupply risk.

Investor Sentiment and Investment Activity

We rely on investors to buy and sell properties in order to generate commissions. Investors’ desires to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning. Investor sentiment remains elevated by historical standards but nudged lower in the first quarter as interest rate volatility weighed on buyer confidence. The combination of economic momentum and strong fundamentals across most property types has raised seller expectations, causing them to price assets aggressively in many cases. Buyers, however, are demonstrating more caution in their underwriting as they consider the maturing growth cycle and the prospects of a recession occurring during their holding period. The resulting gap in expectations continues to be a modest but steady headwind, extending asset marketing and closing timelines. These hurdles restrained transaction activity in the first quarter, but the Federal Reserve’s recent communication suggesting that they no longer plan to raise rates bodes well for commercial real estate. We believe that positive economic and fundamentals performance is balancing with caution surrounding financial market volatility and the maturing cycle to offer a generally stable investment climate. This trend could be disrupted by a significant economic, financial market or political event, but the baseline outlook remains stable.

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

Results of Operations

Following is a discussion of our results of operations for the three months ended March 31, 2019 and 2018. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Key Operating Metrics

We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the three months ended March 31, 2019 and 2018, we closed more than 1,900 and nearly 2,100 investment sales, financing and other transactions, respectively, with total sales volume of approximately $9.8 billion in both periods. Such key metrics for real estate brokerage and financing activities are as follows:

	Three Months Ended March 31,
Real Estate Brokerage	2019	2018
Average Number of Investment Sales Professionals	1,818	1,670
Average Number of Transactions per Investment Sales Professional	0.77	0.95
Average Commission per Transaction	$103,158	$102,539
Average Commission Rate	2.04%	2.05%
Average Transaction Size (in thousands)	$5,056	$4,994
Total Number of Transactions	1,405	1,585
Total Sales Volume (in millions)	$7,103	$7,915

	Three Months Ended March 31,
Financing (1)	2019	2018
Average Number of Financing Professionals	106	91
Average Number of Transactions per Financing Professional	3.66	3.56
Average Fee per Transaction	$33,541	$29,040
Average Fee Rate	0.89%	0.93%
Average Transaction Size (in thousands)	$3,763	$3,111
Total Number of Transactions	388	324
Total Financing Volume (in millions)	$1,460	$1,008

(1) Operating metrics calculated excluding certain financing fees not directly associated to transactions.

Comparison of Three Months Ended March 31, 2019 and 2018

Below are key operating results for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 (dollar and share amounts in thousands, except per share amounts):

	Three Months		Three Months
	Ended	Percentage	Ended	Percentage
	March 31,	of	March 31,	of	Change
	2019	Revenue	2018	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$144,937	90.2%	$162,525	93.1%	$(17,588)	(10.8)%
Financing fees	13,732	8.5	9,724	5.6	4,008	41.2
Other revenues	2,038	1.3	2,292	1.3	(254)	(11.1)

Total revenues	160,707	100.0	174,541	100.0	(13,834)	(7.9)

Operating expenses:
Cost of services	91,688	57.1	101,649	58.2	(9,961)	(9.8)
Selling, general and administrative expense	48,918	30.4	48,053	27.6	865	1.8
Depreciation and amortization expense	1,832	1.1	1,375	0.8	457	33.2

Total operating expenses	142,438	88.6	151,077	86.6	(8,639)	(5.7)

Operating income	18,269	11.4	23,464	13.4	(5,195)	(22.1)
Other income (expense), net	3,375	2.1	1,209	0.7	2,166	179.2
Interest expense	(349)	(0.2)	(360)	(0.2)	11	(3.1)

Income before provision for income taxes	21,295	13.3	24,313	13.9	(3,018)	(12.4)
Provision for income taxes	5,657	3.6	6,302	3.6	(645)	(10.2)

Net income	$15,638	9.7%	$18,011	10.3%	$(2,373)	(13.2)%

Adjusted EBITDA (1)	$23,159	14.4%	$27,433	15.7%	$(4,274)	(15.6)%

Earnings per share:
Basic	$0.40		$0.46
Diluted	$0.40		$0.46
Weighted average common shares outstanding:
Basic	39,311		39,095
Diluted	39,515		39,250

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

Revenues

Our total revenues were $160.7 million for the three months ended March 31, 2019 compared to $174.5 million for the same period in 2018, a decrease of $13.8 million, or 7.9%. Total revenues decreased as a result of decreases in real estate brokerage commissions and other revenues, partially offset by an increase in financing fees.

Real estate brokerage commissions. Revenues from real estate brokerage commissions decreased to $144.9 million for the three months ended March 31, 2019 from $162.5 million for the same period in 2018, a decrease of $17.6 million, or 10.8%. The decrease was primarily driven by the 10.3% decrease in the amount of sales volume as the average commission rate was relatively comparable.

Financing fees. Revenues from financing fees increased to $13.7 million for the three months ended March 31, 2019 from $9.7 million for the same period in 2018, an increase of $4.0 million, or 41.2%, in part spurred by growth from acquisitions during 2018. The increase was primarily driven by the increase in the number of financing transactions (19.8%) and an increase in average transaction size (21.0%). These factors combined generated the increase in financing volume of 44.8%. This increase was partially offset by a decrease in average fee rates (4 basis points).

Other revenues. Other revenues decreased to $2.0 million for the three months ended March 31, 2019 from $2.3 million for the same period in 2018, a decrease of $0.3 million, or 11.1%. The decrease was primarily driven by decreases in consulting and advisory services during the three months ended March 31, 2019 compared to the same period in 2018.

Total Operating Expenses

Our total operating expenses were $142.4 million for the three months ended March 31, 2019 compared to $151.1 million for the same period in 2018, a decrease of $8.6 million, or 5.7%. The decrease was primarily due to a decrease in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, partially offset by increases in selling, general and administrative costs and depreciation and amortization, as described below.

Cost of services. Cost of services decreased to $91.7 million for the three months ended March 31, 2019 from $101.6 million for the same period in 2018, a decrease of $10.0 million, or 9.8%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percent of total revenues decreased to 57.1% compared to 58.2% for the same period in 2018 primarily due transaction size, mix and brokerage compensation. Traditionally, cost of services as a percent of total revenues is lower during the three-month periods ended March 31 as certain investment professionals may earn additional commissions later in the year after meeting annual revenue thresholds.

Selling, general and administrative expense. Selling, general and administrative expense increased to $48.9 million for the three months ended March 31, 2019 from $48.1 million for the same period in 2018, an increase of $0.9 million, or 1.8%. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $1.3 million increase in sales operations support and promotional marketing expenses to support sales activity; (ii) a $0.5 million increase in facilities expenses due to expansion of existing offices; and (iii) a $0.9 million increase in other expense categories, net, primarily driven by an increase in professional and other fees, which were partially offset by a $0.7 million decrease in compensation related costs, including salaries and related benefits and management performance compensation driven by reduced management performance compensation. In addition, selling, general and administrative expense increases were partially offset by a $0.8 million decrease in legal costs and accruals and a $0.3 million decrease in stock-based compensation.

Depreciation and amortization expense. Depreciation and amortization expense increased to $1.8 million for the three months ended March 31, 2019 from $1.4 million for the same period in 2018, an increase of $0.5 million, or 33.2%. The increase was primarily driven by capital expenditures due to our expansion and growth and the amortization of intangible assets and MSRs for the three months ended March 31, 2019 with no such amortization for the three months ended March 31, 2018.

Other Income (Expense), Net

Other income (expense), net increased to $3.4 million for the three months ended March 31, 2019 from $1.2 million for the same period in 2018. The increase was primarily driven by increases in interest income on our investments in marketable securities, available-for-sale and the value of our deferred compensation plan assets that are held in a Rabbi Trust.

Interest Expense

There were no significant changes in interest expense for the three months ended March 31, 2019 compared to the same period in 2018.

Provision for Income Taxes

The provision for income taxes was $5.7 million for the three months ended March 31, 2019 compared to $6.3 million in the same period in 2018, a decrease of $0.6 million, or 10.2%. The effective income tax rate for the three months ended March 31, 2019 was 26.6% compared to 25.9% for the same period in 2018. The effective income tax rate primarily increased due to the effect of permanent items from a decreased pre-tax income and a recording of a valuation allowance with respect to the deferred tax assets of the Company’s Canadian operations.

Non-GAAP Financial Measure

In this quarterly report on Form 10-Q, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income and other, including net realized gains (losses) on marketable securities, available-for-sale and cash and cash equivalents, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense and (vi) non-cash MSRs activity. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA as a useful tool to assist in evaluating performance because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.

A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$15,638	$18,011
Adjustments:
Interest income and other (1)	(2,541)	(1,228)
Interest expense	349	360
Provision for income taxes	5,657	6,302
Depreciation and amortization	1,832	1,375
Stock-based compensation	2,341	2,613
Non-cash MSRs activity (2)	(117)	—

Adjusted EBITDA (3)	$23,159	$27,433

(1)	Other for the three months ended March 31, 2019 and 2018 includes net realized gains (losses) on marketable securities, available-for-sale.
(2)	Non-cash MSRs activity relates to the assumption of servicing obligations.
(3)	The decrease in Adjusted EBITDA in 2019 compared to 2018 is primarily due to lower total revenues.

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

Cash held in our Canadian operations aggregated $1.6 million and $817,000 at March 31, 2019 and December 31, 2018, respectively.

Cash Flows

Our total cash and cash equivalents balance decreased by $16.6 million to $198.1 million at March 31, 2019 compared to $214.7 million at December 31, 2018. The following table sets forth our summary cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(38,598)	$(12,989)
Net cash provided by (used in) investing activities	24,073	(6,777)
Net cash used in financing activities	(2,026)	(1,650)

Net decrease in cash and cash equivalents	(16,551)	(21,416)
Cash and cash equivalents at beginning of period	214,683	220,786

Cash and cash equivalents at end of period	$198,132	$199,370

Operating Activities

Cash flows used in operating activities were $38.6 million for the three months ended March 31, 2019 compared to $13.0 million for the same period in 2018. Net cash used in operating activities is driven by our net income adjusted for non-cash items and changes in operating assets and liabilities. The $25.6 million increased usage in operating cash flows for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a decrease in our real estate brokerage revenue and a higher proportion of operating expenses compared to total revenues, differences in timing of certain payments and receipts, an increase in advances to our investment sales and financing professionals, a reduction in bonus accruals and a reduction in the deferral of certain discretionary commissions. We traditionally experience net cash used in operating activities during the three-month periods ended March 31, since bonuses and certain deferred commissions related to the prior year(s) are typically paid during the first quarter of the new year.

Investing Activities

Cash flows provided by investing activities were $24.1 million for the three months ended March 31, 2019 compared to cash flows used in investing activities of $6.8 million for the same period in 2018. The change in investing cash flows for the three months ended March 31, 2019 compared to the same period in 2018 was primarily due to a $25.7 million in net proceeds from sales and maturities of marketable securities, available-for-sale for the three months ended March 31, 2019 compared to a $5.3 million in net purchases of marketable securities, available-for-sale for the same period in 2018.

Financing Activities

Cash flows used in financing activities were $2.0 million for the three months ended March 31, 2019 compared to $1.7 million for the same period in 2018. The change in cash flows used in financing activities for the three months ended March 31, 2019 compared to the same period in 2018 was primarily impacted by taxes paid related to net share settlement of stock-based awards. See Note 12 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity

We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable securities, available-for-sale and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for the foreseeable future. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from, among other factors, to fund acquisitions or to otherwise finance our growth or operations. In addition, our notes payable to former stockholders and SARs agreements have provisions, which could accelerate repayment of outstanding principal and accrued interest and adversely impact our liquidity.

Credit Agreement

On June 18, 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), dated as of June 1, 2014 (the “Credit Agreement”). The Credit Agreement is intended to provide for future liquidity needs, if needed. The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which, as amended, matures on June 1, 2020. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. We must pay a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility.

The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit, of which $533,000 was utilized as of March 31, 2019. As of March 31, 2019, there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Facility bear interest, at our option, at either the (i) Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) the federal funds rate plus 1.5% and (c) one-month LIBOR plus 1.5%), or (ii) at a variable rate between 0.875% and 1.125% above LIBOR, based upon the total funded debt to EBITDA ratio.

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis and (iii) limits investments in foreign entities and caps certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required.

See Note 15 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements for additional information on the Credit Agreement.

Contractual Obligations and Commitments

There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 through the date the condensed consolidated financial statements were issued.

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

Critical Accounting Policies; Use of Estimates

We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no material changes in our critical accounting policies, as disclosed in in our Annual Report on Form 10-K for the year ended December 31, 2018 except for the following:

Leases

We utilize operating leases for all our facilities and autos. We determine if an arrangement is a lease at inception. Right-of-use assets (“ROU assets”) represent our right to use an underlying asset for the lease term and lease liabilities represent our contractual obligation to make lease payments under the lease. Operating leases are included in the operating lease ROU assets, non-current, and operating lease liabilities, current and non-current, captions in the condensed consolidated balance sheets.

Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all impacting the determination of the lease term and lease payments to be used in calculating the lease liability. We use the implicit rate in the lease when determinable. As most of our leases do not have a determinable implicit rate, we use a derived incremental borrowing rate based on borrowing options under our credit agreement. We apply a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. We typically lease general purpose built-out office space, which reverts to the lessor upon termination of the lease. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are considered initial direct costs, which are recorded as an increase to the ROU asset and considered in the determination of the lease cost.

We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. Lease cost is recognized on a straight-line basis over the lease term. Variable lease payments consist of common area costs, insurance, taxes and other lease related costs, which are determined principally based on billings from landlords.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our Notes to Condensed Consolidated Financial Statements. The accounting pronouncement related to leases had a material impact on the Company’s consolidated balance sheets but did not have a material impact on the Company’s condensed consolidated statements of net and comprehensive income. Although we do not believe any of the other accounting pronouncements listed in that note will have a significant impact on our business, we are still in the process of determining the impact some of the new pronouncements may have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. government and federal agency securities, corporate debt securities, asset backed securities and other. As of March 31, 2019, the fair value of investments in marketable securities, available-for-sale was $196.1 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of the Company’s investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA+ as of March 31, 2019. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to market risk. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. The following table sets forth the impact on the fair value of our investments as of March 31, 2019 from changes in interest rates based on the weighted average duration of the securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$4,904
1% Decrease	$2,452
1% Increase	$(2,451)
2% Increase	$(4,902)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in claims and legal actions arising in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by insurance which contain deductibles, exclusions, claim limits and aggregate policy limits. Such litigation and other proceedings may include, but are not limited to, actions relating to commercial relationships, standard brokerage disputes like the alleged failure to disclose physical or environmental defects or property expenses or contracts, the alleged inadequate disclosure of matters relating to the transaction like the relationships among the parties to the transaction, potential claims or losses pertaining to the asset, vicarious liability based upon conduct of individuals or entities outside of our control, general fraud claims, conflicts of interest claims, employment law claims, including claims challenging the classification of our sales professionals as independent contractors, claims alleging violations of state consumer fraud statutes and intellectual property. While the ultimate liability for these legal proceedings cannot be determined, we review the need for our accrual for loss contingencies quarterly and record an accrual for litigation related losses where the likelihood of loss is both probable and estimable. We do not believe, based on information currently available to us, that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.22*	Fourth Amendment to Credit Agreement, between the Company and Wells Fargo Bank, National Association dated as of March 22, 2019

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date: May 10, 2019	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)