Form 10-Q
period 2019-06-30
Marcus & Millichap, Inc.
filed 2019-08-09
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒

Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of August 1, 2019 was 39,090,861 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$206,758	$214,683
Commissions receivable	5,768	4,948
Prepaid expenses	9,593	7,904
Income tax receivable	4,762	—
Marketable securities, available-for-sale	118,909	137,436
Other assets, net	6,233	6,368

Total current assets	352,023	371,339
Prepaid rent	—	13,892
Property and equipment, net	20,854	19,550
Operating lease right-of-use assets, net	93,090	—
Marketable securities, available-for-sale	80,329	83,209
Assets held in rabbi trust	9,119	8,268
Deferred tax assets, net	18,525	22,959
Goodwill and other intangible assets, net	14,889	15,385
Other assets	50,845	31,778

Total assets	$639,674	$566,380
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$11,115	$11,035
Notes payable to former stockholders	6,564	1,087
Deferred compensation and commissions	31,638	47,910
Income tax payable	—	4,486
Operating lease liabilities	17,400	—
Accrued bonuses and other employee related expenses	14,050	28,338

Total current liabilities	80,767	92,856
Deferred compensation and commissions	38,964	49,887
Notes payable to former stockholders	—	6,564
Operating lease liabilities	67,429	—
Deferred rent and other liabilities	2,001	7,499

Total liabilities	189,161	156,806

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $ 0.0001 par value:
Authorized shares – 25,000,000 ; issued and outstanding shares – none at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $ 0.0001 par value:
Authorized shares – 150,000,000 ; issued and outstanding shares – 39,090,861 and 38,814,464 at June 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	100,098	97,458
Stock notes receivable from employees	(4)	(4)
Retained earnings	348,258	311,341
Accumulated other comprehensive income	2,157	775

Total stockholders’ equity	450,513	409,574

Total liabilities and stockholders’ equity	$639,674	$566,380

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Real estate brokerage commissions	$188,680	$181,640	$333,617	$344,165
Financing fees	17,742	15,563	31,474	25,287
Other revenues	3,171	2,199	5,209	4,491

Total revenues	209,593	199,402	370,300	373,943

Operating expenses:
Cost of services	127,847	119,869	219,535	221,518
Selling, general and administrative expense	52,836	49,080	101,754	97,133
Depreciation and amortization expense	1,932	1,503	3,764	2,878

Total operating expenses	182,615	170,452	325,053	321,529

Operating income	26,978	28,950	45,247	52,414
Other income (expense), net	3,119	1,724	6,494	2,933
Interest expense	(340)	(352)	(689)	(712)

Income before provision for income taxes	29,757	30,322	51,052	54,635
Provision for income taxes	8,478	8,155	14,135	14,457

Net income	21,279	22,167	36,917	40,178

Other comprehensive income (loss):
Marketable securities, available-for-sale:
Change in unrealized gains (losses)	856	(172)	1,714	(664)
Less: reclassification adjustment for net (gains) losses included in other income (expense), net	(9)	8	(18)	8

Net change, net of tax of $ 283 , $ (57) , $ 571 and $ (221) for the three and six months ended June 30, 2019 and 2018, respectively	847	(164)	1,696	(656)
Foreign currency translation (loss) gain, net of tax of $ 0 for each of the three and six months ended June 30, 2019 and 2018	(216)	34	(314)	73

Total other comprehensive income (loss)	631	(130)	1,382	(583)

Comprehensive income	$21,910	$22,037	$38,299	$39,595

Earnings per share:
Basic	$0.54	$0.57	$0.94	$1.03
Diluted	$0.54	$0.56	$0.93	$1.02
Weighted average common shares outstanding:
Basic	39,395	39,154	39,353	39,124
Diluted	39,527	39,385	39,524	39,298

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, Inc.
CONDENSED Consolidated StatementS of Stockholders’ Equity
(in thousands, except for shares)
(Unaudited)

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Stock Notes Receivable From	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Employees	Earnings	Income	Total
Balance at March 31, 2019	—	$—	39,042,434	$4	$97,587	$(4)	$326,979	$1,526	$426,092
Net and comprehensive income	—	—	—	—	—	—	21,279	631	21,910
Stock-based award activity
Stock-based compensation	—	—	—	—	2,585	—	—	—	2,585
Shares issued pursuant to employee stock purchase plan	—	—	11,022	—	338	—	—	—	338
Issuance of common stock for vesting of restricted stock units	—	—	40,823	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	10,542	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(13,960)	—	(412)	—	—	—	(412)

Balance as of June 30, 2019	—	$—	39,090,861	$4	$100,098	$(4)	$348,258	$2,157	$450,513

	Three Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In	Stock Notes Receivable From	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Employees	Earnings	Income (Loss)	Total
Balance at March 31, 2018	—	$—	38,578,834	$4	$90,840	$(4)	$242,095	$474	$333,409
Net and comprehensive income	—	—	—	—	—	—	22,167	(130)	22,037
Stock-based award activity
Stock-based compensation	—	—	—	—	3,159	—	—	—	3,159
Shares issued pursuant to employee stock purchase plan	—	—	13,028	—	356	—	—	—	356
Issuance of common stock for vesting of restricted stock units	—	—	21,810	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,852	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(4,812)	—	(64)	—	—	—	(64)

Balance as of June 30, 2018	—	$—	38,621,712	$4	$94,291	$(4)	$264,262	$344	$358,897

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, Inc.
CONDENSED Consolidated StatementS of Stockholders’ Equity
(continued)
(in thousands, except for shares)
(Unaudited)

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In	Stock Notes Receivable From	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Employees	Earnings	Income	Total
Balance at December 31, 2018	—	$—	38,814,464	$4	$97,458	$(4)	$311,341	$775	$409,574
Net and comprehensive income	—	—	—	—	—	—	36,917	1,382	38,299
Stock-based award activity
Stock-based compensation	—	—	—	—	4,926	—	—	—	4,926
Shares issued pursuant to employee stock purchase plan	—	—	11,022	—	338	—	—	—	338
Issuance of common stock for vesting of restricted stock units	—	—	325,219	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	10,542	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(70,386)	—	(2,624)	—	—	—	(2,624)

Balance as of June 30, 2019	—	$—	39,090,861	$4	$100,098	$(4)	$348,258	$2,157	$450,513

	Six Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In	Stock Notes Receivable From	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Employees	Earnings	Income (Loss)	Total
Balance at December 31, 2017	—	$—	38,374,011	$4	$89,877	$(4)	$224,071	$940	$314,888
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	13	(13)	—

Balance at January 1, 2018, as adjusted	—	—	38,374,011	4	89,877	(4)	224,084	927	314,888
Net and comprehensive income	—	—	—	—	—	—	40,178	(583)	39,595
Stock-based award activity
Stock-based compensation	—	—	—	—	5,772	—	—	—	5,772
Shares issued pursuant to employee stock purchase plan	—	—	13,028	—	356	—	—	—	356
Issuance of common stock for vesting of restricted stock units	—	—	274,740	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,852	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(52,919)	—	(1,714)	—	—	—	(1,714)

Balance as of June 30, 2018	—	$—	38,621,712	$4	$94,291	$(4)	$264,262	$344	$358,897

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED
CONSOLIDATED STATEMENTS
of
CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$36,917	$40,178
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,764	2,878
Amortization of right-of-use assets	10,242	—
Recovery of bad debt expense	(13)	(29)
Stock-based compensation	4,926	5,772
Deferred taxes, net	3,863	1,489
Net realized gains on marketable securities, available-for-sale	(12)	(12)
Other non-cash items	(228)	151
Changes in operating assets and liabilities:
Commissions receivable	(820)	2,861
Prepaid expenses	(1,689)	2,006
Prepaid rent	—	482
Other assets, net	(21,367)	(3,588)
Accounts payable and other liabilities	14	(1,525)
Income tax receivable/payable	(9,248)	1,525
Accrued bonuses and other employee related expenses	(14,228)	(6,751)
Deferred compensation and commissions	(28,291)	(23,066)
Operating lease liabilities	(8,169)	—
Deferred rent and other liabilities	(24)	675

Net cash (used in) provided by operating activities	(24,363)	23,046

Cash flows from investing activities
Acquisition, net of cash received	—	(6,216)
Purchases of marketable securities, available-for-sale	(79,357)	(57,411)
Proceeds from sales and maturities of marketable securities, available-for-sale	103,108	64,969
Issuances of employee notes receivable	—	(125)
Payments received on employee notes receivable	1	6
Purchase of property and equipment	(4,126)	(2,643)

Net cash provided by (used in) investing activities	19,626	(1,420)

Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(2,624)	(1,714)
Proceeds from issuance of shares pursuant to employee stock purchase plan	338	356
Principal payments on notes payable to former stockholders	(1,087)	(1,035)
Principal payments on stock appreciation rights liability	185	—

Net cash used in financing activities	(3,188)	(2,393)

Net (decrease) increase in cash and cash equivalents	(7,925)	19,233
Cash and cash equivalents at beginning of period	214,683	220,786

Cash and cash equivalents at end of period	$206,758	$240,019
Supplemental disclosures of cash flow information
Interest paid during the period	$1,967	$2,005
Income taxes paid, net	$19,520	$11,443

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc. (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of June 30, 2019, MMI operated 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
Reorganization and Initial Public Offering
MMI was formed in June 2013 in preparation for Marcus & Millichap Company (“MMC”) to spin-off
its majority owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”). Prior to the initial public offering (“IPO”) of MMI, all of the preferred and common stockholders of MMREIS (including MMC and employees of MMREIS) contributed all of their outstanding shares to MMI, in exchange for new MMI common stock. As a result, MMREIS became a wholly-owned subsidiary of MMI. Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness of MMC. MMI completed its IPO on
October 30, 2013
.
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form
10-Q
and Article
 10-01
of Regulation
 S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form
10-K
filed on March 1, 2019 with the SEC. The results of the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, for other interim periods or future years.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all impacting the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. The Company uses the implicit rate in the lease when determinable. As most of the Company’s leases do not have a determinable implicit rate, the Company uses a derived incremental borrowing rate based on borrowing options under its credit agreement. The Company applies a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. The Company typically leases general purpose built-out
office space, which reverts to the lessor upon termination of the lease. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
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
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the six months ended June 30, 2019 and 2018, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three and six months ended June 30, 2019 and 2018, the Company’s Canadian operations represented less than 1% of total revenues.
During the three and six months ended June 30, 2019 and 2018, no office represented 10% or more of total revenues.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.
 2016-02,
Leases
, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the new standard effective January 1, 2019, which resulted in the recognition of ROU assets and lease liabilities for operating leases. Upon adoption, the Company, in determining ROU assets, also considered currently recorded amounts related to differences in straight line lease expense and cash lease payments and prepaid rent. ROU assets and operating lease obligations in connection with adoption of the new lease standard were $76.7 million. At adoption date, the Company reclassified deferred rent in the amount of $5.6 million (the noncurrent portion was included in defered rent and other liabilities, and the current portion was included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets) and prepaid rent in the amount of $13.4 million to ROU assets. The Company also reclassified prepaid rent in the amount of $462,000 to other assets, current.
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
Pending Adoption
In June 2016, the FASB issued ASU No.
 2016-13,
Financial Instruments - Credit Losses
(“ASU
2016-13”).
ASU
2016-13
is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. Under ASU
2016-13,
the Company will be required to use an expected-loss model for its marketable securities, available-for
sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current U.S. GAAP prohibits reflecting reversals of impairment losses. At June 30, 2019, the Company had $199.2 million in marketable securities, available for sale which would be subject to this new standard. As of June 30, 2019, these marketable securities, available for sale have an average credit rating of AA+ and no impairment write-downs have been recorded. The Company is currently evaluating the impact of this new standard on its investment policy and investments and does not expect the standard to have a material impact on its condensed consolidated financial statements at adoption or in subsequent periods. The Company does not plan to early adopt ASU
2016-13.
In August 2018, the FASB issued ASU No.
 2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
(“ASU
2018-13”).
ASU
2018-13
is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU
2018-13
modifies prior disclosure requirements for fair value measurement. ASU
2018-13
removes certain disclosure requirements related to the fair value hierarchy, such as removing the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements for recurring and nonrecurring fair value measurements, such as disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. As of June 30, 2019, the Company had contingent consideration liability of $2.9 million measured as Level 3. The Company is currently evaluating the impact of this new standard and does not expect ASU
2018-13
to have a material effect on its condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In August 2018, the FASB issued ASU No.
 2018-15,
Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
(“ASU
2018-15”).
ASU
2018-15
is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU
2018-15
aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an internal use software license), by permitting a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use
software project. The Company is currently evaluating the impact of this new standard and does not expect ASU
2018-15
to have a material effect on its condensed consolidated financial statements.
3.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Computer software and hardware equipment	$22,960	$20,427
Furniture, fixtures, and equipment	22,816	24,227
Less: accumulated depreciation and amortization	(24,922)	(25,104)

	$20,854	$19,550
During the six months ended June 30, 2019 and 2018, the Company wrote-off
approximately $3.1 million and $0.8 million, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
As of June 30, 2019 and 2018, property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $466,000 and $398,000, respectively.
4.	Operating Leases
The Company has operating leases for all of its facilities and autos. As of June 30, 2019, operating lease ROU assets were $103.3 million and the related accumulated amortization was $10.2 million.
The operating lease cost consisted of the following (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost:
Lease cost (1)	$6,106	$12,015
Variable lease cost (2)	1,284	2,490
Sublease income	(43)	(131)

	$7,347	$14,374

(1)	Includes short-term lease cost and ROU asset amortization.
(2)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.

Maturities of lease liabilities by fiscal year consisted of the following (in thousands):

June 30, 2019
Remainder of 2019	$10,242
2020	20,469
2021	17,842
2022	13,820
2023	10,741
Thereafter	21,237

Total future minimum lease payments	94,351
Less imputed interest	(9,522)

Present value of operating lease liabilities	$84,829

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

Six Months Ended June 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$9,973
Noncash activity:
ROU assets obtained in exchange for operating lease liabilities	$16,264
Tenant improvements owned by lessor related to ROU assets (1)	$2,532

(1)	Reclassification from other assets current.

Additional noncash activity in connection with the adoption of the new lease standard on January 1, 2019 included recording of $76.7 million of ROU assets and operating lease liabilities, and reclassifying $7.8 million in prepaid rent and deferred rent to ROU assets.
Other information related to the operating leases consisted of the following:

June 30, 2019
Weighted average remaining operating lease term	5.35 years
Weighted average discount rate	3.9%

Prior to the adoption of the new leases standard (as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018), future minimum lease payments under non-cancelable operating leases for office facilities and autos with terms in excess of one year consisted of the following (in thousands):

December 31, 2018
2019	$19,649
2020	19,287
2021	16,833
2022	12,368
2023	8,805
Thereafter	10,452

$87,394

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.	Investments in Marketable Securities

Amortized cost and fair value of marketable securities,
available-for-sale,
by type of security consisted of the following (in thousands):

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$95,607	$143	$—	$95,750	$121,252	$7	$(79)	$121,180
U.S. government sponsored entities	—	—	—	—	3,512	—	(7)	3,505
Corporate debt securities	23,137	26	(4)	23,159	11,962	—	(11)	11,951
Asset-backed securities and other	—	—	—	—	806	—	(6)	800

	$118,744	$169	$(4)	$118,909	$137,532	$7	$(103)	$137,436
Long-term investments:
U.S. treasuries	$37,139	$393	$(1)	$37,531	$44,997	$128	$(115)	$45,010
U.S. government sponsored entities	1,478	—	(18)	1,460	1,569	—	(62)	1,507
Corporate debt securities	32,967	826	(5)	33,788	32,467	3	(633)	31,837
Asset-backed securities and other	7,464	91	(5)	7,550	4,889	12	(46)	4,855

	$79,048	$1,310	$(29)	$80,329	$83,922	$143	$(856)	$83,209

The amortized cost and fair value of the Company’s investments in available-for-sale
securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	June 30, 2019		December 31, 2018
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(7)	$9,825	$(576)	$127,326
12 months or longer	$(26)	$4,045	$(383)	$30,609

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale
securities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross realized gains (1)	$24	$12	$59	$12
Gross realized losses (1)	$—	$—	$(47)	$—

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

As of June 30, 2019, the Company considers the declines in market value of its marketable securities, available-for-sale to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company has no current intent to sell, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company may sell certain of its marketable securities, available-for-sale prior to their stated maturities for strategic reasons including, but not limited to, anticipated liquidity and capital requirements, anticipated credit deterioration, duration management or when a security no longer meets the criteria of the Company’s investment policy.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Amortized cost and fair value of marketable securities,
available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$118,744	$118,909	$137,532	$137,436
Due after one year through five years	58,273	59,002	61,875	61,846
Due after five years through ten years	15,941	16,451	17,310	16,747
Due after ten years	4,834	4,876	4,737	4,616

	$197,792	$199,238	$221,454	$220,645
Weighted average contractual maturity	1.9 years		1.8 years

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.
6.	Goodwill and Other Intangible Assets

Goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill (1)	$11,459	$—	$11,459	$11,459	$—	$11,459
Intangible assets (1)	4,240	(810)	3,430	4,240	(314)	3,926

	$15,699	$(810)	$14,889	$15,699	$(314)	$15,385

(1)	Represents additions from acquisitions.

Estimated amortization expense for intangible assets for the next five years and thereafter consisted of the following (in thousands):

June 30, 2019
Remainder of 2019	$410
2020	817
2021	734
2022	638
2023	508
Thereafter	323

$3,430

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Selected Balance Sheet Data

Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Mortgage servicing rights (“MSRs”), net of amortization	$—	$—	$2,099	$2,209
Due from independent contractors, net (1) (2)	2,288	3,831	46,328	27,157
Security deposits	—	—	1,301	1,196
Employee notes receivable (3)	151	156	264	370
Customer trust accounts and other	3,794	2,381	853	846

	$6,233	$6,368	$50,845	$31,778

(1)	Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest are typically collected from future commissions and are generally due in one to five years.

(2)	Includes allowance for doubtful accounts related to current receivables of $398 and $514 as of June 30, 2019 and December 31, 2018, respectively. The Company recorded a provision for bad debt expense of $91 and $77 and wrote-off
$100 and $4 of these receivables for the three months ended June 30, 2019 and 2018, respectively. The Company recorded a recovery for bad debt expense of $(13) and $(29) and wrote-off
$103 and $55 of these receivables for the six months ended June 30, 2019 and 2018, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.

(3)	Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable were $60 and $192 for the six months ended June 30, 2019 and 2018, respectively. See Note 9 – “Related-Party Transactions” for additional information.

MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Beginning balance	$2,209	$—
Additions from acquisition	—	2,121
Additions	165	391
Amortization	(275)	(303)

Ending balance	$2,099	$2,209

The portfolio of loans serviced by the Company aggregated $1.5 billion and $1.6 billion as of June 30, 2019 and December 31, 2018, respectively. See Note 10 – “Fair Value Measurements” for additional information on MSRs.
In connection with MSRs activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $2.5 million and $2.1 million as of June 30, 2019 and December 31, 2018, respectively and the offsetting obligations, are not presented in the Company’s condensed consolidated financial statements as they do not represent assets and liabilities of the Company. Revenue from the fees on such accounts is included in financing revenue in the condensed consolidated statements of net and comprehensive income.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Stock appreciation rights (“SARs”) liability (1)	$1,969	$1,810	$17,856	$19,299
Commissions payable to investment sales and financing professionals	28,218	44,812	13,939	23,983
Deferred compensation liability (1)	1,451	1,288	7,169	6,605

	$31,638	$47,910	$38,964	$49,887

(1)	The SARs and deferred compensation liability become subject to payout as a result of a participant no longer being considered as a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to the participants within the next twelve months have been classified as current.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SARs Liability
Prior to the IPO, certain employees of the Company were granted SARs under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen as of
March 31, 2013
, and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in ten
annual installments in January of each year upon retirement or termination from service, or in full upon consummation of a change in control of the Company.
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on
January 1, 2014
at a rate based on the
10-year
treasury note plus 2%. The rate resets annually. The rates at January 1, 2019 and 2018 were 4.684% and 4.409%, respectively. MMI recorded interest expense related to this liability of $226,000 and $224,000 for the three months ended June 30, 2019 and 2018, respectively, and $452,000 and $449,000 for the six months ended June 30, 2019 and 2018, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the six months ended June 30, 2019 and 2018, the Company made total payments of $1.7 million (consisting of principal and accumulated interest) and $1.5 million, respectively (consisting of accumulated interest).
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a
non-qualified
deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current. During the six months ended June 30, 2019 and 2018, the Company made total payments to participants of $786,000 and $387,000, respectively.
The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Increase in the carrying value of the assets held in the rabbi trust (1)	$225	$176	$928	$190
Increase in the net carrying value of the deferred compensation obligation (2)	$227	$188	$912	$188

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.

(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Rent and Other Liabilities
Deferred rent and other liabilities consisted of the following (in thousands):

	Non-Current
	June 30, 2019	December 31, 2018
Deferred rent (1)	$—	$5,445
Contingent consideration and other (2)	2,001	2,054

	$2,001	$7,499

(1)	The Company does not have deferred rent in 2019 due to adoption of the new lease standard on January 1, 2019.

(2)	The current portions of contingent consideration in the amounts of $853 and $821 as of June 30, 2019 and December 31, 2018, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets.

8.	Notes Payable to Former Stockholders

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

Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires the services separately. Under the TSA, the Company incurred net costs during the three months ended June 30, 2019 and 2018 of $32,000 and $55,000, respectively, and during the six months ended June 30, 2019 and 2018 of $75,000 and $127,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended June 30, 2019 and 2018, the Company earned real estate brokerage commissions and financing fees of $1.9 million and $560,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $1.1 million and $321,000, respectively, related to these revenues. For the six months ended June 30, 2019 and 2018, the Company earned real estate brokerage commissions and financing fees of $2.8 million and $3.1 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $1.6 million and $1.8 million, respectively, related to these revenues.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on
May 31, 2022
. The related operating lease cost for the three months ended June 30, 2019 and 2018 was $333,000 and $255,000, respectively, and for the six months ended June 30, 2019 and 2018 was $666,000 and $508,000, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. See Note 4 – “Operating Leases” for additional information.
Accounts Payable and Other Liabilities with MMC
As of June 30, 2019 and December 31, 2018, accounts payable and other liabilities with MMC totaling $92,000 and $101,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other
The Company makes advances to non-executive employees from time-to-time. At June 30, 2019 and December 31, 2018, the aggregate principal amount for employee notes receivable was $415,000 and $526,000, respectively, which is included in other assets (current and non-current), in the accompanying condensed consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data” for additional information.
As of June 30, 2019, George M. Marcus, the Company’s founder and
Co-Chairman,
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
Contingent consideration, in connection with acquisitions, is carried at fair value and determined on a contract-by-contract
basis calculated using a probability weighted discounted cash flows based on the probability of achieving EBITDA and other service requirements and is a Level 3 measurement.
The Company values MSRs at fair value upon acquisition of a servicing contract. MSRs do not trade in an active, open market with readily observable prices, and are a Level 3 measurement.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	June 30, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$9,119	$—	$9,119	$—	$8,268	$—	$8,268	$—
Cash equivalents (1) :
Commercial paper and other	$1,496	$—	$1,496	$—	$1,599	$1,599	$—	$—
Money market funds	171,663	171,663	—	—	163,126	163,126	—	—

	$173,159	$171,663	$1,496	$—	$164,725	$164,725	$—	$—
Marketable securities, available-for-sale:
Short-term investments:
U.S. treasuries	$95,750	$95,750	$—	$—	$121,180	$121,180	$—	$—
U.S. government sponsored entities	—	—	—	—	3,505	—	3,505	—
Corporate debt securities	23,159	—	23,159	—	11,951	—	11,951	—
Asset-backed securities and other	—	—	—	—	800	—	800	—

	$118,909	$95,750	$23,159	$—	$137,436	$121,180	$16,256	$—
Long-term investments:
U.S. treasuries	$37,531	$37,531	$—	$—	$45,010	$45,010	$—	$—
U.S. government sponsored entities	1,460	—	1,460	—	1,507	—	1,507	—
Corporate debt securities	33,788	—	33,788	—	31,837	—	31,837	—
Asset-backed securities and other	7,550	—	7,550	—	4,855	—	4,855	—

	$80,329	$37,531	$42,798	$—	$83,209	$45,010	$38,199	$—
Liabilities:
Contingent consideration (2)	$2,859	$—	$—	$2,859	$2,875	$—	$—	$2,875
Deferred compensation liability	$8,620	$8,620	$—	$—	$7,893	$7,893	$—	$—
(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)	Assuming the achievement of the applicable performance criteria, the Company anticipates these earn-out
payments will be made over the next three to seven-year period.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Beginning balance	$2,875	$—
Contingent consideration in connection with acquisitions	—	2,674
Change in fair value of contingent consideration	(16)	201
Payments of contingent consideration	—	—

Ending balance	$2,859	$2,875
There were no transfers in or out of Level 1, Level 2 and Level 3 during the six months ended June 30, 2019.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nonrecurring Fair Value Measurements
The Company reviews the carrying value of MSRs, intangibles, goodwill and other assets for indications of impairment quarterly. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches appropriate in the circumstances and utilize Level 2 and Level 3 measurements as required. In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. MSRs are initially recorded at fair value based on internal models and are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The Company has elected the amortization method for the subsequent measurement of MSRs. The estimated fair value of the Company’s MSRs were developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or fair value. The fair value of the MSRs approximated the carrying value at June 30, 2019 and December 31, 2018. See Note 7 – “Selected Balance Sheet Data – Other Assets – MSR’s” for additional information.
11.	Stockholders’ Equity
Common Stock
As of June 30, 2019 and December 31, 2018, there were 39,090,861 and 38,814,464 shares of common stock, $0.0001 par value, issued and outstanding, which includes unvested restricted stock awards issued to non-employee
directors, respectively. See Note 14 – “Earnings per Share” for additional information.
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At June 30, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.
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
2013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In
February 2017
, the board of directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in
May 2017
. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors receive annual grants under a director compensation policy. As of June 30, 2019, there were 5,322,813 shares available for future grants under the 2013 Plan.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued restricted stock awards (“RSAs”) to non-employee
directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest in equal annual installments over a one-year or three-year period from the date of grant. All RSUs vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. Awards accelerate upon death subject to approval by the compensation committee. As of June 30, 2019, there were no
 issued or outstanding options, SARs, performance units or performance shares awards under the 2013 Plan.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the six months ended June 30, 2019, 325,219 shares of RSUs were vested and delivered. Additionally, 70,386 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2018	27,096	471,782	392,697	891,575	$27.59

Granted
February 2019	—	204,060	7,731	211,791
May 2019	10,542	32,926	7,026	50,494

Total Granted	10,542	236,986	14,757	262,285	40.07
Vested	(22,422)	(177,154)	(148,065)	(347,641)	23.00
Transferred	—	(8,136)	8,136	—	29.68
Forfeited/canceled	—	(3,277)	(20,274)	(23,551)	31.36

Nonvested shares at June 30, 2019 (1)	15,216	520,201	247,251	782,668	$33.70
Unrecognized stock-based compensation expense as of June 30, 2019 (2)	$477	$15,847	$7,575	$23,899
Weighted average remaining vesting period (years) as of June 30, 2019	0.84	3.86	3.17	3.58
(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.58 years.
Employee Stock Purchase Plan
In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“ESPP”). The ESPP qualifies under Section 423 of the Internal Revenue Code and provides for consecutive, non-overlapping
6-month
offering periods.
The offering periods generally start on the first trading day on or after May 15 and November 15 of each year.
Qualifying employees may purchase shares of the Company stock at a 10% discount based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations. The Company determined that the ESPP was a compensatory plan and is required to expense the fair value of the awards over each
6
-month
offering period.
The ESPP initially had 366,667 shares of common stock reserved and 214,872 shares of common stock remain available for issuance at June 30, 2019. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the Company’s board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At June 30, 2019, total unrecognized compensation cost related to the ESPP was $61,000 and is expected to be recognized over a weighted average period of 0.38 years.
SARs and Deferred Stock Units (“DSUs”)
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and were settled in actual stock at a rate of 20% per year if the participant remained employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future share settlements of fully vested DSUs by year consisted of the following:

June 30, 2019
2021	60,373
2022	281,193

341,566

Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Employee stock purchase plan	$38	$24	$68	$63
RSAs – non-employee directors	154	165	324	276
RSUs – employees (1)	1,622	1,096	2,967	2,049
RSUs – independent contractors (2)	771	1,874	1,567	3,384

	$2,585	$3,159	$4,926	$5,772

(1)	2019 includes expense related to the acceleration of vesting of certain RSUs.

(2)	The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered
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

The Company’s effective tax rate for the three and six months ended June 30, 2019 was 28.5% and 27.7%, respectively, compared to 26.9% and 26.4% for the three and six months ended June 30, 2018, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any.
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$6,249	21.0%	$6,368	21.0%	$10,721	21.0%	$11,474	21.0%
State income tax expense, net of federal benefit	1,346	4.5%	1,415	4.7%	2,240	4.4%	2,511	4.6%
Windfall tax benefits, net related to stock-based compensation	11	—	(28)	(0.1)%	(254)	(0.5)%	(245)	(0.5)%
Change in valuation allowance	200	0.7%	74	0.2%	466	0.9%	121	0.2%
Permanent and other items (1)	672	2.3%	326	1.1%	962	1.9%	596	1.1%

	$8,478	28.5%	$8,155	26.9%	$14,135	27.7%	$14,457	26.4%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits and meals and entertainment.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Earnings per Share
Basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator (Basic and Diluted):
Net income	$21,279	$22,167	$36,917	$40,178
Denominator:
Basic
Weighted average common shares issued and outstanding	39,073	38,606	39,035	38,576
Deduct: Unvested RSAs (1)	(20)	(31)	(24)	(31)
Add: Fully vested DSUs (2)	342	579	342	579

Weighted Average Common Shares Outstanding	39,395	39,154	39,353	39,124
Basic earnings per common share	$0.54	$0.57	$0.94	$1.03
Diluted
Weighted Average Common Shares Outstanding from above	39,395	39,154	39,353	39,124
Add: Dilutive effect of RSUs, RSAs & ESPP	132	231	171	174

Weighted Average Common Shares Outstanding	39,527	39,385	39,524	39,298
Diluted earnings per common share	$0.54	$0.56	$0.93	$1.02
Antidilutive shares excluded from diluted earnings per common share (3)	272	55	260	242

(1)	RSAs were issued and outstanding to the
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

Credit Agreement
On
June 18, 2014
, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), dated as of
June 1, 2014
, which was amended and restated on May 28, 2019
(the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which, as amended and restated, matures on
June 1, 2022
. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at June 30, 2019. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) one-month LIBOR plus
1.50
%, and (c) the federal funds rate plus
1.50
%), or (ii) at a fixed rate per annum determined by Bank to be
0.875
% above LIBOR. In connection with executing the Credit Agreement, as amended and restated, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $ 26,000 during both the three months ended June 30, 2019 and 2018, and $52,000 during both the six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, there were no amounts outstanding under the Credit Agreement.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis and (iii) limits investments in foreign entities and caps certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of June 30, 2019, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants.
Other
In connection with certain agreements with current and prospective investment sales and financing professionals, the Company has commitments as of June 30, 2019 and December 31, 2018, aggregating
$9.8
million
and $1.0
million, respectively, including amounts committed to through the date these condensed consolidated financial statements were issued. These commitments are subject to various conditions and/or reaching of performance goals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the words “Marcus & Millichap,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., Marcus & Millichap Real Estate Investment Services, Inc. and its other consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form
10-Q
and in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2018 filed with the SEC on March 1, 2019, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years.
As of June 30, 2019, we had 1,965 investment sales and financing professionals that are primarily exclusive independent contractors operating in 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three and six months ended June 30, 2019, we closed 2,535 and 4,485 investment sales, financing and other transactions with total volume of approximately $13.0 billion and $22.8 billion, respectively. During the year ended December 31, 2018, we closed 9,472 investment sales, financing and other transactions with total sales volume of approximately $46.4 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For the both the three and six months ended June 30, 2019, approximately 90% of our revenues were generated from real estate brokerage commissions, 9% from financing fees and 1% from other revenues, including consulting and advisory services. During the year ended December 31, 2018, approximately 92% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 1% from other revenues, including consulting and advisory services.
We divide commercial real estate into four major market segments, characterized by price:
•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.

Our strength is in serving private clients in the
$1-$10
 million private client market segment, which contributed approximately 68% and 65% of our real estate brokerage commissions during the three months ended June 30, 2019 and 2018, respectively, and approximately 67% and 65% of our real estate brokerage commissions during the six months ended June 30, 2019 and 2018, respectively. The following tables set forth the number of transactions, and amount of sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended June 30,

	2019			2018			Change
	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
Real Estate Brokerage		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	258	$170	$7,137	251	$161	$6,727	7	$9	$410
Private client market ($1 - $10 million)	1,392	4,582	128,526	1,299	4,096	118,152	93	486	10,374
Middle market ( ≥ $10 - $20 million)	111	1,523	26,944	118	1,602	27,555	(7)	(79)	(611)
Larger transaction market ( ≥ $20 million)	73	2,958	26,073	84	3,089	29,206	(11)	(131)	(3,133)

	1,834	$9,233	$188,680	1,752	$8,948	$181,640	82	$285	$7,040

	Six Months Ended June 30,

	2019			2018			Change
	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
Real Estate Brokerage		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	459	$301	$12,425	496	$323	$13,595	(37)	$(22)	$(1,170)
Private client market ($1 - $10 million)	2,452	7,902	224,584	2,467	7,656	224,164	(15)	246	420
Middle market ( ≥ $10 - $20 million)	203	2,768	50,524	231	3,208	54,826	(28)	(440)	(4,302)
Larger transaction market ( ≥ $20 million)	125	5,365	46,084	143	5,677	51,580	(18)	(312)	(5,496)

	3,239	$16,336	$333,617	3,337	$16,864	$344,165	(98)	$(528)	$(10,548)

We continue to increase our presence in the United States and Canada through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive opportunities where we believe the markets will benefit from our business model. In 2018, we completed acquisitions that expanded our presence in the financing market in the Midwest and in the real estate brokerage market in Canada. In 2018, we also added commercial mortgage servicing to our financing services.
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
The Economy
Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or a negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, retail spending and confidence trends can have a positive or a negative impact on our business. Overall market conditions, including global trade, interest rate changes and job creation, can affect investor sentiment and, ultimately, the demand for our services from investors in real estate.
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
Capital Markets
Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt and, as a result, credit and liquidity impact transaction activity and prices. Changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether increases or decreases, could adversely or positively affect the operations and income potential of commercial real estate properties, as well as lender and equity underwriting for real estate investments. These changes influence the demand of investors for commercial real estate investments.
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

Investors have been reinvigorated by the interest rate decline as the widening spread between asset yields and debt financing costs has granted increased underwriting latitude. However, the combination of economic momentum and strong fundamentals across most property types has raised seller expectations, causing them to price assets aggressively in many cases. Buyers, however, continue to demonstrate increased caution as they consider the maturing growth cycle and the prospects of a recession occurring during their hold period. The resulting gap in expectations remains a modest but steady headwind, extending asset marketing and closing timelines. We believe that sustained economic and fundamentals performance momentum is balancing with caution surrounding financial market volatility, international trade relations and the maturing cycle to offer a generally stable investment climate.
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
Cost of Services
The majority of our cost of services expense is variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, because there are some who are initially paid a salary and certain of our financing professionals are employees, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual revenue thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at our election, and paid at the beginning of the fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers where we are the principal service provider. Cost of services, therefore, can vary based on the commission structure of the independent contractors that closed transactions in any particular period.
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
Results of Operations
Following is a discussion of our results of operations for the three and six months ended June 30, 2019 and 2018. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the three months ended June 30, 2019 and 2018, we closed more than 2,500 and 2,300 investment sales, financing and other transactions, respectively, with total sales volume of approximately $13.0 billion and $11.4 billion, respectively. During the six months ended June 30, 2019 and 2018, we closed more than 4,400 investment sales, financing and other transactions in each period, with total sales volume of approximately $22.8 billion and $21.1 billion, respectively. Such key metrics for real estate brokerage and financing activities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Brokerage	2019	2018	2019	2018
Average Number of Investment Sales Professionals	1,834	1,694	1,826	1,682
Average Number of Transactions per Investment Sales Professional	1.00	1.03	1.77	1.98
Average Commission per Transaction	$102,879	$103,676	$103,000	$103,136
Average Commission Rate	2.04%	2.03%	2.04%	2.04%
Average Transaction Size (in thousands)	$5,034	$5,107	$5,044	$5,054
Total Number of Transactions	1,834	1,752	3,239	3,337
Total Sales Volume (in millions)	$9,233	$8,948	$16,336	$16,864

	Three Months Ended June 30,		Six Months Ended June 30,
Financing (1)	2019	2018	2019	2018
Average Number of Financing Professionals	104	96	106	94
Average Number of Transactions per Financing Professional	4.65	4.51	8.23	8.05
Average Fee per Transaction	$35,406	$35,125	$34,576	$32,519
Average Fee Rate	0.92%	0.93%	0.91%	0.93%
Average Transaction Size (in thousands)	$3,851	$3,774	$3,812	$3,490
Total Number of Transactions	484	433	872	757
Total Financing Volume (in millions)	$1,864	$1,634	$3,324	$2,642

(1)	Operating metrics calculated excluding certain financing fees not directly associated to transactions.

Comparison of Three Months Ended June 30, 2019 and 2018
Below are key operating results for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended June 30,	Percentage of	Three Months Ended June 30,	Percentage of	Change
	2019	Revenue	2018	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$188,680	90.0%	$181,640	91.1%	$7,040	3.9%
Financing fees	17,742	8.5	15,563	7.8	2,179	14.0%
Other revenues	3,171	1.5	2,199	1.1	972	44.2%

Total revenues	209,593	100.0	199,402	100.0	10,191	5.1%

Operating expenses:
Cost of services	127,847	61.0	119,869	60.1	7,978	6.7%
Selling, general and administrative expense	52,836	25.2	49,080	24.6	3,756	7.7%
Depreciation and amortization expense	1,932	0.9	1,503	0.8	429	28.5%

Total operating expenses	182,615	87.1	170,452	85.5	12,163	7.1%

Operating income	26,978	12.9	28,950	14.5	(1,972)	(6.8)%
Other income (expense), net	3,119	1.5	1,724	0.9	1,395	80.9%
Interest expense	(340)	(0.2)	(352)	(0.2)	12	(3.4)%

Income before provision for income taxes	29,757	14.2	30,322	15.2	(565)	(1.9)%
Provision for income taxes	8,478	4.0	8,155	4.1	323	4.0%

Net income	$21,279	10.2%	$22,167	11.1%	$(888)	(4.0)%

Adjusted EBITDA (1)	$32,016	15.3%	$33,721	16.9%	$(1,705)	(5.1)%

Earnings per share:
Basic	$0.54		$0.57
Diluted	$0.54		$0.56
Weighted average common shares outstanding:
Basic	39,395		39,154
Diluted	39,527		39,385

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $209.6 million for the three months ended June 30, 2019 compared to $199.4 million for the same period in 2018, an increase of $10.2 million, or 5.1%. Total revenues increased as a result of increases in real estate brokerage commissions, financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions increased to $188.7 million for the three months ended June 30, 2019 from $181.6 million for the same period in 2018, an increase of $7.0 million, or 3.9%. The increase was primarily driven by the increase in the number of brokerage transactions (4.7%) and average commission rates (1 basis point), partially offset by a decrease in average transaction size (1.4%).
Financing fees.
Revenues from financing fees increased to $17.7 million for the three months ended June 30, 2019 from $15.6 million for the same period in 2018, an increase of $2.2 million, or 14.0%, in part spurred by growth from acquisitions during 2018. The increase was primarily driven by the increase in the number of financing transactions (11.8%) and an increase in average transaction size (2.1%). These factors combined generated the increase in financing volume of 14.1%. This increase was partially offset by a decrease in average fee rates (1 basis point).
Other revenues.
Other revenues increased to $3.2 million for the three months ended June 30, 2019 from $2.2 million for the same period in 2018, an increase of $1.0 million, or 44.2%. The increase was primarily driven by increases in consulting and advisory services during the three months ended June 30, 2019 compared to the same period in 2018.

Total Operating Expenses
Our total operating expenses were $182.6 million for the three months ended June 30, 2019 compared to $170.5 million for the same period in 2018, an increase of $12.2 million, or 7.1%. The increase was primarily due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, selling, general and administrative costs and to a lesser extent depreciation and amortization, as described below.
Cost of services.
Cost of services increased to $127.8 million for the three months ended June 30, 2019 from $119.9 million for the same period in 2018, an increase of $8.0 million, or 6.7%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 61.0% compared to 60.1% for the same period in 2018 primarily due to transaction size, mix and brokerage compensation.
Selling, general and administrative expense.
Selling, general and administrative expense increased to $52.8 million for the three months ended June 30, 2019 from $49.1 million for the same period in 2018, an increase of $3.8 million, or 7.7%. The increases in our selling, general and administrative expense has been driven by our growth plans and spending’s in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $1.8 million increase in compensation related costs, including salaries and related benefits; (ii) a $1.7 million increase in sales operations support and promotional marketing expenses to support sales activity; (iii) a $0.8 million increase in net other expense categories, primarily driven by the increase in certain licensing fees; and (iv) a $0.7 million increase in facilities expenses due to expansion of existing offices. These increases were partially offset by (i) a $0.6 million decrease in legal costs and (ii) a $0.6 million decrease in stock-based compensation.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $1.9 million for the three months ended June 30, 2019 from $1.5 million for the same period in 2018, an increase of $0.4 million, or 28.5%. The increase was primarily driven by capital expenditures due to our expansion and growth and the amortization of intangible assets and MSRs.
Other Income (Expense), Net
Other income (expense), net increased to $3.1 million for the three months ended June 30, 2019 from $1.7 million for the same period in 2018. The increase was primarily driven by increases in interest income on our investments in marketable securities, available-for-sale
and foreign currency gains.
Interest Expense
There were no significant changes in interest expense for the three months ended June 30, 2019 compared to the same period in 2018.
Provision for Income Taxes
The provision for income taxes was $8.5 million for the three months ended June 30, 2019 compared to $8.2 million in the same period in 2018, an increase of $0.3 million, or 4.0%. The effective income tax rate for the three months ended June 30, 2019 was 28.5% compared to 26.9% for the same period in 2018. The effective income tax rate increased primarily due to an increase in permanent items, the effect of permanent items from a decreased pre-tax
income and an increase of a valuation allowance with respect to our Canadian operations.

Comparison of Six Months Ended June 30, 2019 and 2018
Below are key operating results for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (dollar and share amounts in thousands, except per share amounts):

	Six Months Ended June 30,	Percentage of	Six Months Ended June 30,	Percentage of	Change
	2019	Revenue	2018	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$333,617	90.1%	$344,165	92.0%	$(10,548)	(3.1)%
Financing fees	31,474	8.5	25,287	6.8	6,187	24.5%
Other revenues	5,209	1.4	4,491	1.2	718	16.0%

Total revenues	370,300	100.0	373,943	100.0	(3,643)	(1.0)%

Operating expenses:
Cost of services	219,535	59.3	221,518	59.2	(1,983)	(0.9)%
Selling, general, and administrative expense	101,754	27.5	97,133	26.0	4,621	4.8%
Depreciation and amortization expense	3,764	1.0	2,878	0.8	886	30.8%

Total operating expenses	325,053	87.8	321,529	86.0	3,524	1.1%

Operating income	45,247	12.2	52,414	14.0	(7,167)	(13.7)%
Other income (expense), net	6,494	1.8	2,933	0.8	3,561	121.4%
Interest expense	(689)	(0.2)	(712)	(0.2)	23	(3.2)%

Income before provision for income taxes	51,052	13.8	54,635	14.6	(3,583)	(6.6)%
Provision for income taxes	14,135	3.8	14,457	3.9	(322)	(2.2)%

Net income	36,917	10.0%	$40,178	10.7%	$(3,261)	(8.1)%

Adjusted EBITDA (1)	$55,175	14.9%	$61,154	16.4%	$(5,979)	(9.8)%

Earnings per share:
Basic	$0.94		$1.03
Diluted	$0.93		$1.02
Weighted average common shares outstanding:
Basic	39,353		39,124
Diluted	39,524		39,298

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $370.3 million for the six months ended June 30, 2019 compared to $373.9 million for the same period in 2018, a decrease of $3.6 million, or 1.0%. Total revenues decreased as a result of decreased real estate brokerage commissions, partially offset by increases in financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions decreased to $333.6 million for the six months ended June 30, 2019 from $344.2 million for the same period in 2018, a decrease of $10.5 million, or 3.1%. The decrease was primarily driven by the decrease in the number of investment sales transactions (2.9%) and a decrease in average transaction size (0.2%). These factors combined generated a decrease in sales volume of 3.1%.
Financing fees.
Revenues from financing fees increased to $31.5 million for the six months ended June 30, 2019 from $25.3 million for the same period in 2018, an increase of $6.2 million, or 24.5% in part spurred by growth from acquisitions during 2018. The increase was primarily driven by the increase in the number of financing transactions (15.2%) and an increase in average transaction size (9.2%). These factors combined generated the increase in financing volume of 25.8%. This increase was partially offset by a decrease in average fee rates (2 basis points).
Other revenues.
Other revenues increased to $5.2 million for the six months ended June 30, 2019 from $4.5 million for the same period in 2018, an increase of $0.7 million, or 16.0%. The increase was primarily driven by increases in consulting and advisory services during the six months June 30, 2019 compared to the same period in 2018.

Total operating expenses
Our total operating expenses were $325.1 million for the six months ended June 30, 2019 compared to $321.5 million for the same period in 2018, an increase of $3.5 million, or 1.1%. The increase was primarily due to an increase in selling, general and administrative costs and to a lesser extent depreciation and amortization, partially offset by a decrease in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, as described below.
Cost of services.
Cost of services decreased to $219.5 million for the six months ended June 30, 2019 from $221.5 million for the same period in 2018, a decrease of $2.0 million, or 0.9%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percent of total revenues slightly increased to 59.3% for the six months ended June 30, 2019 compared to 59.2% for the same period in 2018.
Selling, general and administrative expense.
Selling, general and administrative expense increased to $101.8 million for the six months ended June 30, 2019 from $97.1 million for the same period in 2018, an increase of $4.6 million, or 4.8%. Increases in our selling, general and administrative expense have been driven by our growth plans and spending’s in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $3.0 million increase in sales and promotional marketing expenses to support increased sales activity; (ii) a $1.7 million increase in net other expense categories, primarily driven by the increase in certain licensing fees; (iii) a $1.2 million increase in facilities expenses due to expansion of existing offices; and (iv) a $1.0 million increase in salaries and related benefits, partially offset by decreases in management performance compensation. These increases were partially offset by (i) a $1.5 million decrease in legal costs and (ii) a $0.8 million decrease in stock-based compensation.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $3.8 million for the six months ended June 30, 2019 from $2.9 million for the same period in 2018, an increase of $0.9 million, or 30.8%. The increase was primarily driven by capital expenditures due to our expansion and growth and the amortization of intangible assets and MSRs.
Other income (expense), net
Other income (expense), net increased to $6.5 million for the six months ended June 30, 2019 from $2.9 million for the same period in 2018. The increase was primarily driven by increases in interest income on our investments in marketable securities, available-for-sale,
the value of our deferred compensation plan assets held in the Rabbi Trust and foreign currency gains.
Interest expense
There were no significant changes in interest expense for the six months ended June 30, 2019 compared to the same period in 2018.
Provision for income taxes
The provision for income taxes was $14.1 million for the six months ended June 30, 2019 compared to $14.5 million in the same period in 2018, a decrease of $0.3 million, or 2.2%. The effective income tax rate for the six months ended June 30, 2019 was 27.7% compared to 26.4% for the same period in 2018. The effective income tax rate increased primarily due to an increase in permanent items, the effect of permanent items from a decreased pre-tax
income and an increase of a valuation allowance with respect to our Canadian operations.

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
A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$21,279	$22,167	$36,917	$40,178
Adjustments:
Interest income and other (1)	(2,562)	(1,574)	(5,103)	(2,802)
Interest expense	340	352	689	712
Provision for income taxes	8,478	8,155	14,135	14,457
Depreciation and amortization	1,932	1,503	3,764	2,878
Stock-based compensation	2,585	3,159	4,926	5,772
Non-cash MSRs activity (2)	(36)	(41)	(153)	(41)

Adjusted EBITDA (3)	$32,016	$33,721	$55,175	$61,154

(1)	Other for the three and six months ended June 30, 2019 and 2018 includes net realized gains (losses) on marketable securities, available-for-sale.

(2)	Non-cash MSRs activity relates to the assumption of servicing obligations.

(3)	The decrease in Adjusted EBITDA for the three months ended June 30, 2019 compared to the same period in 2018 is primarily due to higher proportion of operating expenses compared to revenues. The decrease in Adjusted EBITDA for the six months ended June 30, 2019 compared to the same period in 2018 is primarily due to lower total revenues and a higher proportion of operating expenses compared to revenues.

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

Cash Flows
Our total cash and cash equivalents balance decreased by $7.9 million to $206.8 million at June 30, 2019 compared to $214.7 million at December 31, 2018. The following table sets forth our summary cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by operating activities	$(24,363)	$23,046
Net cash provided by (used in) investing activities	19,626	(1,420)
Net cash used in financing activities	(3,188)	(2,393)

Net (decrease) increase in cash and cash equivalents	(7,925)	19,233
Cash and cash equivalents at beginning of period	214,683	220,786

Cash and cash equivalents at end of period	$206,758	$240,019

Operating Activities
Cash flows used in operating activities were $24.4 million for the six months ended June 30, 2019 compared to cash flows provided by operating activities of $23.0 million for the same period in 2018. Net cash (used in) provided by operating activities is driven by our net income adjusted for non-cash
items and changes in operating assets and liabilities. The $47.4 million increased usage in operating cash flows for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to a decrease in our real estate brokerage revenue and a higher proportion of operating expenses compared to total revenues, differences in timing of certain payments and receipts, an increase in advances to our investment sales and financing professionals, a reduction in bonus accruals and a reduction in the deferral of certain discretionary commissions.
Investing Activities
Cash flows provided by investing activities were $19.6 million for the six months ended June 30, 2019 compared to cash flows used in investing activities of $1.4 million for the same period in 2018. The $21.0 million decreased usage in investing cash flows for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to a $23.8 million in net proceeds from sales and maturities of marketable securities, available-for-sale
for the six months ended June 30, 2019 compared to a $7.6 million in net proceeds of marketable securities, available-for-sale
for the same period in 2018 and a $6.2 million of outflow for acquisitions, net of cash received during the six months ended June 30, 2018 with no such comparable outflow for the same period in 2019.
Financing Activities
Cash flows used in financing activities were $3.2 million for the six months ended June 30, 2019 compared to $2.4 million for the same period in 2018. The change in cash flows used in financing activities for the six months ended June 30, 2019 compared to the same period in 2018 was primarily impacted by taxes paid related to net share settlement of stock-based awards. See Note 12 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.
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

Credit Agreement
On June 18, 2014, we entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), dated as of June 1, 2014, which was amended and restated on May 28, 2019 (the “Credit Agreement”). The Credit Agreement is intended to provide for future liquidity needs, if needed. The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries (the “Credit Facility”), which, as amended and restated, matures on June 1, 2022. We may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. We must pay a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility.
The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit, of which $533,000 was utilized as of June 30, 2019. As of June 30, 2019, there were no amounts outstanding under the Credit Agreement.
Borrowings under the Credit Facility bear interest, at our option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of (a) the Bank’s prime rate, (b)
 one-month
LIBOR plus 1.50%, and (c) the federal funds rate plus 1.50%), or (ii) at a fixed rate per annum determined by Bank to be 0.875% above LIBOR.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require us, on a combined basis with our guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis and (iii) limits investments in foreign entities and caps certain other loans. The Credit Facility is secured by substantially all of our assets, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required.
See Note 15 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements for additional information on the Credit Agreement.
Contractual Obligations and Commitments
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 through the date the condensed consolidated financial statements were issued other than an increase of operating lease obligations of $8.1 million due to new or extended leases and commitments of $9.8 million to current and prospective investment sales and financing professionals, subject to certain conditions and/or reaching performance goals.
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

Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all impacting the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. We use the implicit rate in the lease when determinable. As most of our leases do not have a determinable implicit rate, we use a derived incremental borrowing rate based on borrowing options under our credit agreement. We apply a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. We typically lease general purpose built-out
office space, which reverts to the lessor upon termination of the lease. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
We have lease agreements with lease and
non-lease
components, which are accounted for as a single lease component. Lease cost is recognized on a straight-line basis over the lease term. Variable lease payments consist of common area costs, insurance, taxes and other lease related costs, which are determined principally based on billings from landlords.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our Notes to Condensed Consolidated Financial Statements. The accounting pronouncement related to leases had a material impact on our condensed consolidated balance sheets but did not have a material impact on our condensed consolidated statements of net and comprehensive income. Although we do not believe any of the other accounting pronouncements listed in that note will have a significant impact on our business, we are still in the process of determining the impact some of the new pronouncements may have on our condensed consolidated financial statements.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. government and federal agency securities, corporate debt securities, asset backed securities and other. As of June 30, 2019, the fair value of investments in marketable securities, available-for-sale
was $199.2 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA+ as of June 30, 2019. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to market risk. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. The following table sets forth the impact on the fair value of our investments as of June 30, 2019 from changes in interest rates based on the weighted average duration of the securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$5,024
1% Decrease	$2,556
1% Increase	$(2,555)
2% Increase	$(5,109)
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
Evaluation of Disclosure Controls and Procedures
As of June 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.22
Amended and Restated Credit Agreement, between the Company and Wells Fargo Bank, National Association dated May 28, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 3, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*
    Filed herewith.
**
   Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc .

Date: August 9, 2019	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)