Form 10-Q
period 2019-09-30
Marcus & Millichap, Inc.
filed 2019-11-08
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be su bmitte
d pursuant to Rule 405 of Regulation
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
of the Exchange Act).    Yes
☐
    No
☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of
October

31
, 2019 was 39,132,236 shares.

MARCUS & MILLICHAP, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$226,081	$214,683
Commissions receivable	6,316	4,948
Prepaid expenses	9,330	7,904
Income tax receivable	7,786	—
Marketable securities, available-for-sale	124,475	137,436
Other assets, net	12,352	6,368

Total current assets	386,340	371,339
Prepaid rent	—	13,892
Property and equipment, net	21,609	19,550
Operating lease right-of-use assets, net	90,165	—
Marketable securities, available-for-sale	70,785	83,209
Assets held in rabbi trust	9,102	8,268
Deferred tax assets, net	18,513	22,959
Goodwill and other intangible assets, net	14,647	15,385
Other assets	53,432	31,778

Total assets	$664,593	$566,380

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$11,003	$11,035
Notes payable to former stockholders	6,564	1,087
Deferred compensation and commissions	32,450	47,910
Income tax payable	—	4,486
Operating lease liabilities	17,500	—
Accrued bonuses and other employee related expenses	16,964	28,338

Total current liabilities	84,481	92,856
Deferred compensation and commissions	41,695	49,887
Notes payable to former stockholders	—	6,564
Operating lease liabilities	64,316	—
Deferred rent and other liabilities	2,001	7,499

Total liabilities	192,493	156,806

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $ 0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,132,236 and 38,814,464 at September 30, 2019 and December 31, 2018, respectively	4	4
Additional paid-in capital	102,142	97,458
Stock notes receivable from employees	(4)	(4)
Retained earnings	367,550	311,341
Accumulated other comprehensive income	2,408	775

Total stockholders’ equity	472,100	409,574

Total liabilities and stockholders’ equity	$664,593	$566,380

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Real estate brokerage commissions	$180,198	$191,980	$513,815	$536,145
Financing fees	16,013	15,947	47,487	41,234
Other revenues	2,009	2,663	7,218	7,154

Total revenues	198,220	210,590	568,520	584,533

Operating expenses:
Cost of services	124,147	132,896	343,682	354,414
Selling, general and administrative expense	48,091	48,659	149,845	145,792
Depreciation and amortization expense	1,910	1,651	5,674	4,529

Total operating expenses	174,148	183,206	499,201	504,735

Operating income	24,072	27,384	69,319	79,798
Other income (expense), net	2,573	2,127	9,067	5,060
Interest expense	(329)	(342)	(1,018)	(1,054)

Income before provision for income taxes	26,316	29,169	77,368	83,804
Provision for income taxes	7,024	8,315	21,159	22,772

Net income	19,292	20,854	56,209	61,032

Other comprehensive income (loss):
Marketable securities, available-for-sale:
Change in unrealized gains (losses)	160	(115)	1,874	(779)
Less: reclassification adjustment for net (gains) losses included in other income (expense), net	(23)	—	(41)	8

Net change, net of tax of $ 46 , $(38), $617 and $(259) for the three and nine months ended September 30, 2019 and 2018, respectively	137	(115)	1,833	(771)
Foreign currency translation gain (loss), net of tax of $0 for each of the three and nine months ended September 30, 2019 and 2018	114	(29)	(200)	44

Total other comprehensive income (loss)	251	(144)	1,633	(727)

Comprehensive income	$19,543	$20,710	$57,842	$60,305

Earnings per share:
Basic	$0.49	$0.53	$1.43	$1.56
Diluted	$0.49	$0.53	$1.42	$1.55
Weighted average common shares outstanding:
Basic	39,441	39,191	39,383	39,147
Diluted	39,550	39,484	39,527	39,359

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, Inc.
CONDENSED Consolidated StatementS of Stockholders’ Equity
(in thousands, except for shares)
(Unaudited)

	Three Months Ended September 30, 2019
					Additional Paid-In	Stock Notes Receivable From	Retained	Accumulated Other Comprehensive
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital	Employees	Earnings	Income	Total
Balance at June 30, 2019	—	$—	39,090,861	$4	$100,098	$(4)	$348,258	$2,157	$450,513
Net and comprehensive income	—	—	—	—	—	—	19,292	251	19,543
Stock-based award activity
Stock-based compensation	—	—	—	—	2,114	—	—	—	2,114
Shares issued pursuant to employee stock purchase plan	—	—	—	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	41,257	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	2,264	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(2,146)	—	(70)	—	—	—	(70)

Balance as of September 30, 2019	—	$—	39,132,236	$4	$102,142	$(4)	$367,550	$2,408	$472,100

	Three Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional Paid-In	Stock Notes Receivable From	Retain ed	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Employees	Earnings	Income (Loss)	Total
Balance at June 30, 2018	—	$—	38,621,712	$4	$94,291	$(4)	$264,262	$344	$358,897
Net and comprehensive income	—	—	—	—	—	—	20,854	(144)	20,710
Stock-based award activity
Stock-based compensation	—	—	—	—	3,147	—	—	—	3,147
Issuance of common stock for vesting of restricted stock units	—	—	31,235	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(1,587)	—	(63)	—	—	—	(63)

Balance as of September 30, 2018	—	$—	38,651,360	$4	$97,375	$(4)	$285,116	$200	$382,691

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, Inc.
CONDENSED Consolidated StatementS of Stockholders’ Equity
(continued)
(in thousands, except for shares)
(Unaudited)

	Nine Months Ended September 30, 2019
						Stock Notes		Accumulated
	Preferred Stock		Common Stock		Additional Paid-I n	Receivable From	Retained	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Employees	Earnings	Income	Total
Balance at December 31, 2018	—	$—	38,814,464	$4	$97,458	$(4)	$311,341	$775	$409,574
Net and comprehensive income	—	—	—	—	—	—	56,209	1,633	57,842
Stock-based award activity
Stock-based compensation	—	—	—	—	7,040	—	—	—	7,040
Shares issued pursuant to employee stock purchase plan	—	—	11,022	—	338	—	—	—	338
Issuance of common stock for vesting of restricted stock units	—	—	366,476	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,806	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(72,532)	—	(2,694)	—	—	—	(2,694)

Balance as of September 30, 2019	—	$—	39,132,236	$4	$102,142	$(4)	$367,550	$2,408	$472,100

	Nine Months Ended September 30, 2018
					Additional Paid-In	Stock Notes Receivable		Accumulated Other
	Preferred Stock		Common Stock			From	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Employees	Earnings	Income (Loss)	Total
Balance at December 31, 2017	—	$—	38,374,011	$4	$89,877	$(4)	$224,071	$940	$314,888
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	13	(13)	—

Balance at January 1, 2018, as adjusted	—	—	38,374,011	4	89,877	(4)	224,084	927	314,888
Net and comprehensive income	—	—	—	—	—	—	61,032	(727)	60,305
Stock-based award activity
Stock-based compensation	—	—	—	—	8,919	—	—	—	8,919
Shares issued pursuant to employee stock purchase plan	—	—	13,028	—	356	—	—	—	356
Issuance of common stock for vesting of restricted stock units	—	—	305,975	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,852	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(54,506)	—	(1,777)	—	—	—	(1,777)

Balance as of September 30, 2018	—	$—	38,651,360	$4	$97,375	$(4)	$285,116	$200	$382,691

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS
of
CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$56,209	$61,032
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	5,674	4,529
Amortization of right-of-use assets	15,433	—
Provision of bad debt expense	75	52
Stock-based compensation	7,040	8,919
Deferred taxes, net	3,829	(735)
Net realized gains on marketable securities, available-for-sale	(70)	(12)
Other non-cash items	489	(148)
Changes in operating assets and liabilities:
Commissions receivable	(1,368)	4,183
Prepaid expenses	(1,426)	3,145
Prepaid rent	—	875
Other assets, net	(31,302)	(9,066)
Accounts payable and other liabilities	103	(1,552)
Income tax receivable/payable	(12,272)	7,271
Accrued bonuses and other employee related expenses	(11,314)	(558)
Deferred compensation and commissions	(24,409)	(23,739)
Operating lease liabilities	(12,725)	—
Deferred rent and other liabilities	(19)	817

Net cash (used in) provided by operating activities	(6,053)	55,013

Cash flows from investing activities
Acquisition, net of cash received	—	(6,990)
Purchases of marketable securities, available-for-sale	(115,744)	(168,672)
Proceeds from sales and maturities of marketable securities, available-for-sale	143,638	88,027
Issuances of employee notes receivable	(200)	(126)
Payments received on employee notes receivable	28	12
Purchase of property and equipment	(6,643)	(4,574)

Net cash provided by (used in) investing activities	21,079	(92,323)

Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(2,694)	(1,777)
Proceeds from issuance of shares pursuant to employee stock purchase plan	338	356
Principal payments on notes payable to former stockholders	(1,087)	(1,035)
Principal payments on stock appreciation rights liability	(185)	—

Net cash used in financing activities	(3,628)	(2,456)

Net increase (decrease) in cash and cash equivalents	11,398	(39,766)
Cash and cash equivalents at beginning of period	214,683	220,786

Cash and cash equivalents at end of period	$226,081	$181,020

Supplemental disclosures of cash flow information
Interest paid during the period	$2,092	$2,180

Income taxes paid, net	$29,602	$16,237

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

Description of Business
Marcus & Millichap, Inc. (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of September 30, 2019, MMI operated 82 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation
.
Reorganization and Initial Public Offering
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
10-Q
and Article
 10-01
of Regulation
 S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form
10-K
filed on March 1, 2019 with the SEC. The results of the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, for other interim periods or future years.
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
Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all of which impact the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. The Company uses the implicit rate in the lease when determinable. As most of the Company’s leases do not have a determinable implicit rate, the Company uses a derived incremental borrowing rate based on borrowing options under its credit agreement. The Company applies a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. The Company typically leases general purpose built-out
office space, which reverts to the lessor upon termination of the lease. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
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
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the nine months ended September 30, 2019 and 2018, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three and nine months ended September 30, 2019 and 2018, the Company’s Canadian operations represented less than 1% of total revenues.
During the three and nine months ended September 30, 2019 and 2018, no office represented 10% or more of total revenues.

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
On the
 adoption date, the Company reclassified deferred rent in the amount of $5.6 million (the noncurrent portion was included in defered rent and other liabilities, and the current portion was included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets) and prepaid rent in the amount of $13.4 million to ROU assets. The Company also reclassified prepaid rent in the amount of $462,000 to other assets, current.
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
2016-13,
the
Company will be required to use an expected-loss model for its marketable securities, available-for
sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current U.S. GAAP prohibits reflecting reversals of impairment losses. The Company is currently evaluating the impact of this new standard on its investment policy and impairment model for marketable securities, available-for-sale
and other financial assets, and due to the average credit rating of its marketable securities, and nature and type of the available-for-sale
and other financial assets it holds, the Company does not expect the standard to have a material impact on its condensed consolidated financial statements at adoption or in subsequent periods.
In August 2018, the FASB issued ASU No.
 2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
(“ASU
2018-13”).
ASU
2018-13
is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU
2018-13
modifies prior disclosure requirements for fair value measurement. ASU
2018-13
removes certain disclosure requirements related to the fair value hierarchy, such as removing the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements for recurring and nonrecurring fair value measurements, such as disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. As of September 30, 2019, the Company had contingent consideration liability of $2.9 million and mortgage servicing rights (“MSRs”) of $2.0 million measured as Level 3. The Company is currently evaluating the impact of this new standard and does not expect ASU
2018-13
to have a material effect on its condensed consolidated financial statements.

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
3.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Computer software and hardware equipment	$24,489	$20,427
Furniture, fixtures, and equipment	23,410	24,227
Less: accumulated depreciation and amortization	(26,290)	(25,104)

	$21,609	$19,550

During the nine months ended September 30, 2019 and 2018, the Company wrote-off
approximately $3.3 million and $1.4 million, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
As of September 30, 2019 and 2018, property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $264,000 and $926,000, respectively.
4.	Operating Leases
The Company has operating leases for all of its facilities and autos. As of September 30, 2019, operating lease ROU assets were $105.6 million and the related accumulated amortization was $15.4 million.
The operating lease cost consisted of the following (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost:
Lease cost (1)	$6,148	$18,163
Variable lease cost (2)	1,423	3,913
Sublease income	(68)	(199)

	$7,503	$21,877

(1)	Includes short-term lease cost and ROU asset amortization.
(2)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.
Maturities of lease liabilities by fiscal year consisted of the following (in thousands):

September 30, 2019
Remainder of 2019	$5,187
2020	20,724
2021	18,233
2022	14,158
2023	10,959
Thereafter	21,345

Total future minimum lease payments	90,606
Less imputed interest	(8,790)

Present value of operating lease liabilities	$81,816

1
1

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

Nine Months Ended September 30, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$15,064
Noncash activity:
ROU assets obtained in exchange for operating lease liabilities	$17,806
Tenant improvements owned by lessor related to ROU assets (1)	$3,642

(1)	Reclassification from other assets current.

Additional noncash activity in connection with the adoption of the new lease standard on January 1, 2019 included recording of $76.7 million of ROU assets and operating lease liabilities, and reclassifying $7.8 million in prepaid rent and deferred rent to ROU assets.
Other information related to the operating leases consisted of the following:

September 30, 2019
Weighted average remaining operating lease term	5.18 years
Weighted average discount rate	3.9%

Prior to the adoption of the new leases standard (as previously disclosed in the Company’s Annual Report on Form
10-K
 for the year ended December 31, 2018), future minimum lease payments under non-cancelable
operating leases for office facilities and autos with terms in excess of one year consisted of the following (in thousands):

December 31, 2018
2019	$19,649
2020	19,287
2021	16,833
2022	12,368
2023	8,805
Thereafter	10,452

$87,394

5.	Investments in Marketable Securities
Amortized cost and fair value of marketable securities,
available-for-sale,
by type of security consisted of the following (in thousands):

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$109,208	$192	$(1)	$109,399	$121,252	$7	$(79)	$121,180
U.S. government sponsored entities	—	—	—	—	3,512	—	(7)	3,505
Corporate debt securities	15,019	57	—	15,076	11,962	—	(11)	11,951
Asset-backed securities and other	—	—	—	—	806	—	(6)	800

	$124,227	$249	$(1)	$124,475	$137,532	$7	$(103)	$137,436

Long-term investments:
U.S. treasuries	$30,146	$325	$(15)	$30,456	$44,997	$128	$(115)	$45,010
U.S. government sponsored entities	1,415	2	(4)	1,413	1,569	—	(62)	1,507
Corporate debt securities	29,870	980	(8)	30,842	32,467	3	(633)	31,837
Asset-backed securities and other	7,965	113	(4)	8,074	4,889	12	(46)	4,855

	$69,396	$1,420	$(31)	$70,785	$83,922	$143	$(856)	$83,209

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The amortized cost and fair value of the Company’s investments in available-for-sale
securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	September 30, 2019		December 31, 2018
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(28)	$11,931	$(576)	$127,326

12 months or longer	$(4)	$1,071	$(383)	$30,609

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale
securities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gross realized gains (1)	$58	$—	$117	$12

Gross realized losses (1)	$—	$—	$(47)	$—

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

As of September 30, 2019, the Company considers the declines in market value of its marketable securities, available-for-sale
to be temporary in nature and does not consider any of its investments other-than-te
m
porarily impaired. The Company has no current intent to sell, and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company may sell certain of its marketable securities, available-for-sale
prior to their stated maturities for strategic reasons including, but not limited to, anticipated liquidity and capital requirements, anticipated credit deterioration, duration management or when a security no longer meets the criteria of the Company’s investment policy.
Amortized cost and fair value of marketable securities,
available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$124,227	$124,475	$137,532	$137,436
Due after one year through five years	49,754	50,435	61,875	61,846
Due after five years through ten years	14,923	15,601	17,310	16,747
Due after ten years	4,719	4,749	4,737	4,616

	$193,623	$195,260	$221,454	$220,645

Weighted average contractual maturity	1.9 years		1.8 years

Actual maturities may differ from contractual maturities because certain borrowers have the right to prepay certain obligations with or without prepayment penalties.
6.	Goodwill and Other Intangible Assets
Goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill (1)	$11,459	$—	$11,459	$11,459	$—	$11,459
Intangible assets (1)	4,240	(1,052)	3,188	4,240	(314)	3,926

	$15,699	$(1,052)	$14,647	$15,699	$(314)	$15,385

(1)	Represents additions from acquisitions.

1

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Nine Months Ended September 30,
	2019	2018
Beginning balance	$11,459	$—
Additions from acquisitions	—	4,186
Impairment losses	—	—

Ending balance	$11,459	$4,186

Estimated amortization expense for intangible assets for the next five years and thereafter consisted of the following (in thousands):

September 30, 2019
Remainder of 2019	$205
2020	817
2021	743
2022	621
2023	493
Thereafter	309

$3,188

7.	Selected Balance Sheet Data
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
MSRs, net of amortization	$—	$—	$2,039	$2,209
Due from independent contractors, net (1) (2)	2,381	3,831	48,911	27,157
Security deposits	—	—	1,313	1,196
Employee notes receivable (3)	150	156	373	370
Customer trust accounts and other	9,821	2,381	796	846

	$12,352	$6,368	$53,432	$31,778

(1)	Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable along with interest are typically collected from future commissions and are generally due in one to five years.
(2)	Includes allowance for doubtful accounts related to current receivables of $404 and $514 as of September 30, 2019 and December 31, 2018, respectively. The Company recorded a provision for bad debt expense of $88 and $81 and wrote-off
$82 and $17 of these receivables for the three months ended September 30, 2019 and 2018, respectively. The Company recorded a provision for bad debt expense of $75 and $52 and wrote-off
$185 and $72 of these receivables for the nine months ended September 30, 2019 and 2018, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.
(3)	Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable were $60 and $192 for the nine months ended September 30, 2019 and 2018, respectively. See Note 9 – “Related-Party Transactions” for additional information.

1

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Beginning balance	$2,209	$—
Additions from acquisition	—	2,121
Additions	243	391
Amortization	(413)	(303)

Ending balance	$2,039	$2,209

The portfolio of loans serviced by the Company aggregated $1.6 billion as of September 30, 2019 and December 31, 2018. See Note 10 – “Fair Value Measurements” for additional information on MSRs.
In connection with MSR activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $2.6 million and $2.1 million as of September 30, 2019 and December 31, 2018, respectively
,
and the offsetting obligations are not presented in the Company’s condensed consolidated financial statements as they do not represent assets and liabilities of the Company.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Stock appreciation rights (“SARs”) liability (1)	$1,895	$1,810	$18,082	$19,299
Commissions payable to investment sales and financing professionals	29,118	44,812	16,858	23,983
Deferred compensation liability (1)	1,437	1,288	6,755	6,605

	$32,450	$47,910	$41,695	$49,887

(1)	The SARs and deferred compensation liability become subject to payout as a result of a participant no longer being considered as a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to the participants within the next twelve months have been classified as current.
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
at a rate based on the
10-year
treasury note plus 2%. The rate resets annually. The rates at January 1, 2019 and 2018 were 4.684% and 4.409%, respectively. MMI recorded interest expense related to this liability of $226,000 and $220,000 for the three months ended September 30, 2019 and 2018, respectively, and $678,000 and $669,000 for the nine months ended September 30, 2019 and 2018, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current.
During the nine months ended September 30, 2019 and 2018, the Company made total payments of $1.8 million, consisting of principal ($
185,000
) and accumulated interest ($
1.6
million) and $1.7 million, consisting of accumulated interest, respectively.

1

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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a
non-qualified
deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the
limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts.
Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current.
During the nine months ended September 30, 2019 and 2018, the Company made total payments to participants of $1.3 million and $946,000, respectively.
The assets held in the rabbi trust are carried at the cash surrender value of the variable life insurance policies, which represents its fair value. The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Increase in the carrying value of the assets held in the rabbi trust (1)	$31	$266	$959	$456

Increase in the net carrying value of the deferred compensation obligation (2)	$31	$267	$943	$455

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.

(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

Deferred Rent and Other Liabilities
Deferred rent and other liabilities consisted of the following (in thousands):

	Non-Current
	September 30, 2019	December 31, 2018
Deferred rent (1)	$—	$5,445
Contingent consideration and other (2)	2,001	2,054

	$2,001	$7,499

(1)	The Company does not have deferred rent in 2019 due to adoption of the new lease standard on January 1, 2019.

(2)	The current portions of contingent consideration in the amounts of $853 and $821 as of September 30, 2019 and December 31, 2018, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets.

1

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes Payable to Former Stockholders

In conjunction with the
spin-off
and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by the former stockholders (the “Notes”). Such Notes had been previously assumed by MMC, and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments with a final principal payment due during the second quarter of 2020. During each of the nine months ended September 30, 2019 and 2018, the Company made total payments on the Notes of $1.5 million, including principal and interest.

9.	Related-Party Transactions

Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires the services separately. Under the TSA, the Company incurred net costs during the three months ended September 30, 2019 and 2018 of $21,000 and $20,000, respectively, and during the nine months ended September 30, 2019 and 2018 of $96,000 and $147,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended September 30, 2019 and 2018, the Company earned real estate brokerage commissions and financing fees of $1.2 million and $1.8 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $688,000 and $1.1 million, respectively, related to these revenues. For the nine months ended September 30, 2019 and 2018, the Company earned real estate brokerage commissions and financing fees of $4.0 million and $4.9 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $2.3 million and $2.9 million, respectively, related to these revenues.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. The related operating lease cost for the three months ended September 30, 2019 and 2018 was $333,000 and $257,000, respectively, and for the nine months ended September 30, 2019 and 2018 was $999,000 and $765,000, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. See Note 4 – “Operating Leases” for additional information.
Accounts Payable and Other Liabilities with MMC
As of September 30, 2019 and December 31, 2018, accounts payable and other liabilities with MMC totaling $93,000 and $101,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to
non-executive
employees from
time-to-time.
At September 30, 2019 and December 31, 2018, the aggregate principal amount for employee notes receivable was $523,000 and $526,000, respectively, which is included in other assets (current and non-current),
in the accompanying condensed consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data” for additional information.
As of September 30, 2019, George M. Marcus, the Company’s founder and
Co-Chairman,
beneficially owned approximately 40% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

1

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Level 2:
Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or
Level 3:
Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model
.
Recurring Fair Value Measurements
The Company values its investments including commercial paper and floating NAV money market funds recorded in cash and cash equivalents, investments in marketable securities, available-for-sale,
assets held in the rabbi trust, acquired MSR contracts, deferred compensation liability and contingent consideration at fair value on a recurring basis. Fair values for investments included in cash and cash equivalents and marketable securities, available-for-sale
were determined for each individual security in the investment portfolio and all these securities are Level 1 or 2 measurements as appropriate.
Fair values for assets held in the rabbi trust and r
e
lated deferred compensation liability were determined based on the cash surrender value of the company owned variable life insurance policies and underlying investments in the trust, and are Level 2 and Level 1 measurements, respectively.
Contingent consideration, in connection with acquisitions, is carried at fair value and determined on a contract-by-contract
basis, calculated using a probability weighted discounted cash flow model based on the probability of achieving EBITDA and other service requirements, and is a Level 3 measurement.
The Company values MSRs at fair value upon acquisition of a servicing contract. MSRs do not trade in an active, open market with readily observable prices, and are a Level 3 measurement.

1

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	September 30, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$9,102	$—	$9,102	$—	$8,268	$—	$8,268	$—

Cash equivalents (1) :
Commercial paper and other	$12,480	$—	$12,480	$—	$1,599	$1,599	$—	$—
Money market funds	167,321	167,321	—	—	163,126	163,126	—	—

	$179,801	$167,321	$12,480	$—	$164,725	$164,725	$—	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. treasuries	$109,399	$109,399	$—	$—	$121,180	$121,180	$—	$—
U.S. government sponsored entities	—	—	—	—	3,505	—	3,505	—
Corporate debt securities	15,076	—	15,076	—	11,951	—	11,951	—
Asset-backed securities and other	—	—	—	—	800	—	800	—

	$124,475	$109,399	$15,076	$—	$137,436	$121,180	$16,256	$—

Long-term investments:
U.S. treasuries	$30,456	$30,456	$—	$—	$45,010	$45,010	$—	$—
U.S. government sponsored entities	1,413	—	1,413	—	1,507	—	1,507	—
Corporate debt securities	30,842	—	30,842	—	31,837	—	31,837	—
Asset-backed securities and other	8,074	—	8,074	—	4,855	—	4,855	—

	$70,785	$30,456	$40,329	$—	$83,209	$45,010	$38,199	$—

Liabilities:
Contingent consideration (2)	$2,864	$—	$—	$2,864	$2,875	$—	$—	$2,875

Deferred compensation liability	$8,192	$8,192	$—	$—	$7,893	$7,893	$—	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

(2)	As of September 30, 2019, contingent consideration has a maximum undiscounted payment of $4.2 million.

Assuming the achievement of the applicable performance criteria, the Company anticipates these earn-out payments will be made over the next three to seven-year period. A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Beginning balance	$2,875	$—
Contingent consideration in connection with acquisitions	—	2,674
Change in fair value of contingent consideration	(11)	201
Payments of contingent consideration	—	—

Ending balance	$2,864	$2,875

There were no transfers in or out of Level 1, Level 2 and Level 3 during the nine months ended September 30, 2019.

1

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nonrecurring Fair Value Measurements
The Company reviews the carrying value of MSRs, intangibles, goodwill and other assets for indications of impairment quarterly. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches
,
which
are
appropriate
under
the circumstances and utilize Level 2 and Level 3 measurements as required. In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. MSRs are initially recorded at fair value based on internal models and are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The Company has elected the amortization method for the subsequent measurement of MSRs. The estimated fair value of the Company’s MSRs were developed using discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. MSRs are carried at the lower of amortized cost or fair value. The fair value of the MSRs approximated the carrying value at September 30, 2019 and December 31, 2018. See Note 7 – “Selected Balance Sheet Data – Other Assets – MSRs” for additional information.
11.	Stockholders’ Equity
Common Stock
As of September 30, 2019 and December 31, 2018, there were 39,132,236 and 38,814,464 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested restricted stock awards issued to non-employee
directors, respectively. See Note 14 – “Earnings per Share” for additional information.
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At September 30, 2019 and December 31, 2018, there were no preferred shares issued or outstanding.
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
2013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors receive annual grants under a director compensation policy. As of September 30, 2019, there were 5,272,786 shares available for future grants under the 2013 Plan.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued restricted stock awards (“RSAs”) to non-employee
directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest in equal annual installments over a one-year
or three-year period from the date of grant. All RSUs vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. Awards accelerate upon death subject to approval by the compensation committee. As of September 30, 2019, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the nine months ended September 30, 2019, 366,476 shares of RSUs were vested and delivered. Additionally, 72,532 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2018	27,096	471,782	392,697	891,575	$27.59
Granted	12,806	241,932	76,642	331,380	38.62
Vested	(22,422)	(182,714)	(183,762)	(388,898)	24.11
Transferred	—	(8,136)	8,136	—	29.68
Forfeited/canceled	—	(8,119)	(32,354)	(40,473)	30.99

Nonvested shares at September 30, 2019 (1)	17,480	514,745	261,359	793,584	$33.73

Unrecognized stock-based compensation expense as of September 30, 2019 (2)	$397	$14,629	$8,473	$23,499

Weighted average remaining vesting period (years) as of September 30, 2019	0.63	3.70	3.45	3.56

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.56 years.
Employee Stock Purchase Plan
In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“ESPP”). The ESPP
is intended to qualify
under Section 423 of the Internal Revenue Code and provides for consecutive, non-overlapping
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
offering period.
The ESPP initially had 366,667 shares of common stock reserved
,
and 214,872 shares of common stock remain available for issuance at September 30, 2019. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the Company’s board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At September 30, 2019, total unrecognized compensation cost related to the ESPP was $20,000 and is expected to be recognized over a weighted average period of 0.12 years.
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

2
1

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future share settlements of fully vested DSUs by year consisted of the following:

September 30, 2019
2021	60,373
2022	281,193

341,566

Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income
and

consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
ESPP	$40	$37	$108	$100
RSAs – non-employee directors	157	182	481	458
RSUs – employees (1)	1,230	1,112	4,197	3,161
RSUs – independent contractors (2)	687	1,816	2,254	5,200

	$2,114	$3,147	$7,040	$8,919

(1)	2019 includes expense related to the acceleration of vesting of certain RSUs.
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
The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 26.7% and 27.3%, respectively, compared to 28.5% and 27.2% for the three and nine months ended September 30, 2018, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any.
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$5,526	21.0%	$6,125	21.0%	$16,247	21.0%	$17,599	21.0%
State income tax expense, net of federal benefit	1,118	4.2%	1,462	5.0%	3,359	4.3%	3,974	4.7%
Windfall (shortfall) tax benefits, net related to stock-based compensation	53	0.2%	(17)	(0.1)%	(201)	(0.2)%	(261)	(0.3)%
Change in valuation allowance	408	1.6%	162	0.6%	874	1.1%	284	0.3%
Permanent and other items (1)	(81)	(0.3)%	583	2.0%	880	1.1%	1,176	1.5%

	$7,024	26.7%	$8,315	28.5%	$21,159	27.3%	$22,772	27.2%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, reversal of uncertain tax positions and meals and entertainment.

2
2

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Earnings per Share
Basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator (Basic and Diluted):
Net income	$19,292	$20,854	$56,209	$61,032

Denominator:
Basic
Weighted average common shares issued and outstanding	39,116	38,641	39,062	38,598
Deduct: Unvested RSAs (1)	(17)	(29)	(21)	(30)
Add: Fully vested DSUs (2)	342	579	342	579

Weighted Average Common Shares Outstanding	39,441	39,191	39,383	39,147

Basic earnings per common share	$0.49	$0.53	$1.43	$1.56

Diluted
Weighted Average Common Shares Outstanding from above	39,441	39,191	39,383	39,147
Add: Dilutive effect of RSUs, RSAs & ESPP	109	293	144	212

Weighted Average Common Shares Outstanding	39,550	39,484	39,527	39,359

Diluted earnings per common share	$0.49	$0.53	$1.42	$1.55

Antidilutive shares excluded from diluted earnings per common share (3)	425	76	325	250

(1)	RSAs were issued and outstanding to the
non-employee
directors and have a
one-year
or three-year vesting term subject to service requirements. See Note 12 – “Stock-Based Compensation Plans” for additional information.
(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 12 – “Stock-Based Compensation Plans” for additional information.
(3)	Primarily pertaining to RSU grants to the Company’s employees and independent contractors .
15.	Commitments and Contingencies
Credit Agreement
On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), dated as of June 1, 2014, which was amended and restated on May 28, 2019 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”) and matures on June 1, 2022. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at September 30, 2019. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of (a) the Bank’s prime rate, (b)
 one-month
LIBOR plus 1.50%, and (c) the federal funds rate plus 1.50%), or (ii) at a fixed rate per annum determined by Bank to be 0.875% above LIBOR. In connection with the amendment of
the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $20,000 and $26,000 during the three months ended September 30, 2019 and 2018, respectively; and $72,000 and $78,000 during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, there were no amounts outstanding under the Credit Agreement.

2
3

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limit investments in foreign entities and cap certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of September 30, 2019, the Company was in compliance with all financial and non-financial
covenants and has not experienced any limitation in its operations as a result of the covenants.
Other
In connection with certain agreements with current and prospective investment sales and financing professionals, the Company has commitments as of September 30, 2019 and December 31, 2018, aggregating $0.7 million and $1.0 million, respectively, including amounts committed to through the date these condensed consolidated financial statements were issued. These commitments are subject to various conditions and/or reaching of performance goals.
16.	Subsequent Events
In October 2019, the Company completed the acquisition of a real estate brokerage firm in Canada
.

2
4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., Marcus & Millichap Real Estate Investment Services, Inc. and its other consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form
10-Q
and in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2018 filed with the SEC on March 1, 2019, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years.
As of September 30, 2019, we had 1,945 investment sales and financing professionals that are primarily exclusive independent contractors operating in 82 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three and nine months ended September 30, 2019, we closed 2,435 and 6,920 investment sales, financing and other transactions with total volume of approximately $12.1 billion and $34.9 billion, respectively. During the year ended December 31, 2018, we closed 9,472 investment sales, financing and other transactions with total sales volume of approximately $46.4 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. For the both the three and nine months ended September 30, 2019, approximately 91% of our revenues were generated from real estate brokerage commissions, 8% from financing fees and 1% from other revenues, including consulting and advisory services. During the year ended December 31, 2018, approximately 92% of our revenues were generated from real estate brokerage commissions, 7% from financing fees and 1% from other revenues, including consulting and advisory services.
We divide commercial real estate into four major market segments, characterized by price:
•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.

Our strength is in serving private clients in the
$1-$10
 million private client market segment, which contributed approximately 67% and 66% of our real estate brokerage commissions during the three months ended September 30, 2019 and 2018, respectively, and approximately 67% and 65% of our real estate brokerage commissions during the nine months ended September 30, 2019 and 2018, respectively. The following tables set forth the number of investment sales transactions, and amount of sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended September 30,
	2019			2018			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	274	$173	$7,182	268	$166	$7,224	6	$7	$(42)
Private client market ($1 - $10 million)	1,301	4,257	121,228	1,352	4,382	125,898	(51)	(125)	(4,670)
Middle market ( ≥ $10 - $20 million)	109	1,466	25,997	119	1,581	31,158	(10)	(115)	(5,161)
Larger transaction market ( ≥ $20 million)	69	3,675	25,791	70	3,169	27,700	(1)	506	(1,909)

	1,753	$9,571	$180,198	1,809	$9,298	$191,980	(56)	$273	$(11,782)

	Nine Months Ended September 30,
	2019			2018			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	733	$474	$19,607	764	$489	$20,819	(31)	$(15)	$(1,212)
Private client market ($1 - $10 million)	3,753	12,160	345,812	3,819	12,038	350,062	(66)	122	(4,250)
Middle market ( ≥ $10 - $20 million)	312	4,234	76,521	350	4,789	85,984	(38)	(555)	(9,463)
Larger transaction market ( ≥ $20 million)	194	9,040	71,875	213	8,846	79,280	(19)	194	(7,405)

	4,992	$25,908	$513,815	5,146	$26,162	$536,145	(154)	$(254)	$(22,330)

We continue to increase our presence in the United States and Canada through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive opportunities where we believe the markets will benefit from our business model. In 2018 and in October 2019, we completed acquisitions that expanded our presence in the financing market in the Midwest and in the real estate brokerage market in Canada. In 2018, we also added commercial mortgage servicing to our financing services.
Factors Affecting Our Business
Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate investment sales and financing transactions that we close in any period. The number and size of these transactions are affected by our ability to recruit and retain investment sales and financing professionals, identify and contract properties for sale and identify those that need financing and refinancing. We principally monitor the commercial real estate market through four factors, which generally drive our business. The factors are the economy, commercial real estate supply and demand, capital markets and investor sentiment and investment activity.
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
The U.S. economy delivered moderate growth in the third quarter, but its overall momentum has fluctuated. The Federal Reserve cut interest rates two times in the third quarter and committed to purchasing short-term Treasuries to boost market liquidity. This combination ultimately reversed the yield curve inversion, which could help allay fears of an impending recession. Steady job creation, exceptionally low unemployment and rising wages have all supported increased disposable income levels, personal savings rates and the strength of household balance sheets, resulting in strong consumption levels. This momentum has been partially offset by uncertainty surrounding the trade war with China, which has weighed on U.S. manufacturing, agriculture and exports, restraining the economic growth outlook. Rising geopolitical tensions, both internationally and domestically, have also elevated investor caution, leading to a modest reduction in investor activity.
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
Supported by the tight labor market and the accelerated pace of household formation, apartment housing demand remains strong, delivering the lowest third quarter U.S. vacancy rate in 19 years despite heightened construction levels. Hotel and self-storage space demand has likewise outpaced historical averages. However, retail and industrial demand, which has been more sensitive to risks sparked by the trade war, has tapered in 2019. Increasingly cautious corporate expansion plans, together with tight vacancy levels in the most sought-after locations, have curtailed space absorption. Office properties, which remain favored by limited new supply additions, continued their slow-but-steady
performance gains. Looking forward, tightened construction lending and rising development costs should temper the pace of new supply additions.

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
The Federal Reserve’s commitment to purchase short-term Treasuries has fueled lower interest rates, driving the
10-year
Treasury to the 1.7% range. Though this has offered buyers increased positive leverage, it has not generated a substantial boost to activity levels. Market liquidity remains elevated, with a range of capital sources offering favorable lending options, but buyer motivation has been moderate. Sellers continue to price assets at a premium, keeping the bid-ask
spread at a widened level and restraining activity. As a result, transaction flow remains dampened compared to the last few years.
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
Lower interest rates and steady yields continue to attract investment to real estate through direct investment as well as a multitude of REITs, equity funds and syndication options. Despite the compelling yield options and strong fundamentals across most property types, buyers remain cautious amid certain economic hints of an impending recession, and in many cases, they are underwriting to a more conservative outlook. Sellers, however, have been slow to reduce asking prices, and a transactional hurdle has emerged. The gap in pricing expectations remains a modest but steady headwind, extending asset marketing and closing timelines.
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

Because our business is transaction oriented, we rely on investment sales and financing professionals to continually develop leads, identify properties to sell, market those properties and close the sale timely to generate a consistent flow of revenue. While our sales volume is impacted by seasonality factors, the timing of closings is also dependent on many market and personal factors unique to a particular client or transaction, particularly clients transacting in the
$1-$10
 million private client market segment. These factors can cause transactions to be accelerated or delayed beyond our control. Further, commission rates earned are generally inversely related to the value of the property sold. As a result of our expansion into the middle and larger transaction market segments, we have seen our overall commission rates fluctuate from period-to-period
as a result of changes in the relative mix of the number and volume of investment sales transactions closed in the middle and larger transaction market segments as compared to the
$1-$10
 million private client market segment. These factors may result in period-to-period
variations in our revenues that differ from historical patterns.
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

Results of Operations
Following is a discussion of our results of operations for the three and nine months ended September 30, 2019 and 2018. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During both the three months ended September 30, 2019 and 2018, we closed more than 2,400 investment sales, financing and other transactions with total sales volume of approximately $12.1 billion and $12.0 billion, respectively. During the nine months ended September 30, 2019 and 2018, we closed more than 6,900 and 6,800 investment sales, financing and other transactions, respectively, with total sales volume of approximately $34.9 billion and $33.1 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Brokerage	2019	2018	2019	2018
Average Number of Investment Sales Professionals	1,837	1,738	1,829	1,701
Average Number of Transactions per Investment Sales Professional	0.95	1.04	2.73	3.03
Average Commission per Transaction	$102,794	$106,125	$102,928	$104,187
Average Commission Rate	1.88%	2.06%	1.98%	2.05%
Average Transaction Size (in thousands)	$5,460	$5,140	$5,190	$5,084
Total Number of Transactions	1,753	1,809	4,992	5,146
Total Sales Volume (in millions)	$9,571	$9,298	$25,908	$26,162

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing (1)	2019	2018	2019	2018
Average Number of Financing Professionals	98	104	103	97
Average Number of Transactions per Financing Professional	5.01	4.17	13.23	12.28
Average Fee per Transaction	$31,203	$34,733	$33,361	$33,326
Average Fee Rate	0.90%	0.84%	0.91%	0.90%
Average Transaction Size (in thousands)	$3,460	$4,112	$3,685	$3,717
Total Number of Transactions	491	434	1,363	1,191
Total Financing Volume (in millions)	$1,699	$1,785	$5,023	$4,427

(1) Operating metrics calculated excluding certain financing fees not directly associated with transactions.

Comparison of Three Months Ended September 30, 2019 and 2018
Below are key operating results for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 (dollar and share amounts in thousands, except per share amounts):

	Three Months Ended September 30, 2019	Percentage of Revenue	Three Months Ended September 30, 2018	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$180,198	90.9%	$191,980	91.2%	$(11,782)	(6.1)%
Financing fees	16,013	8.1	15,947	7.6	66	0.4%
Other revenues	2,009	1.0	2,663	1.2	(654)	(24.6)%

Total revenues	198,220	100.0	210,590	100.0	(12,370)	(5.9)%

Operating expenses:
Cost of services	124,147	62.6	132,896	63.1	(8,749)	(6.6)%
Selling, general and administrative expense	48,091	24.3	48,659	23.1	(568)	(1.2)%
Depreciation and amortization expense	1,910	1.0	1,651	0.8	259	15.7%

Total operating expenses	174,148	87.9	183,206	87.0	(9,058)	(4.9)%

Operating income	24,072	12.1	27,384	13.0	(3,312)	(12.1)%
Other income (expense), net	2,573	1.4	2,127	1.0	446	21.0%
Interest expense	(329)	(0.2)	(342)	(0.2)	13	(3.8)%

Income before provision for income taxes	26,316	13.3	29,169	13.8	(2,853)	(9.8)%
Provision for income taxes	7,024	3.6	8,315	3.9	(1,291)	(15.5)%

Net income	$19,292	9.7%	$20,854	9.9%	$(1,562)	(7.5)%

Adjusted EBITDA (1)	$27,865	14.1%	$32,155	15.3%	$(4,290)	(13.3)%

Earnings per share:
Basic	$0.49		$0.53
Diluted	$0.49		$0.53
Weighted average common shares outstanding:
Basic	39,441		39,191
Diluted	39,550		39,484

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $198.2 million for the three months ended September 30, 2019 compared to $210.6 million for the same period in 2018, a decrease of $12.4 million, or 5.9%. Total revenues decreased as a result of decreases in real estate brokerage commissions and other revenues, partially offset by an increase in financing fees, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions decreased to $180.2 million for the three months ended September 30, 2019 from $192.0 million for the same period in 2018, a decrease of $11.8 million, or 6.1%. The decrease was primarily due to decreases in the number of investment sales transactions (3.1%) and average commission rates (18 basis points), primarily due to decreases in average commission rates in the middle market and larger transaction market segments. These decreases were partially offset by an increase in sales volume (2.9%) driven by the larger transaction market segment, relative to a 6% decline in sales volume in the broader market as reported by Real Capital Analytics.
Financing fees.
Revenues from financing fees were $16.0 million for the three months ended September 30, 2019, which was comparable to $15.9 million for the same period in 2018. There were increases in the number of financing transactions (13.1%), in part due to an increase in refinancing activity, and in average fee rates (6 basis points). The effect of these increases were partially offset by a decrease in the average transaction size (15.9%). The increase in number of financing transactions and the decrease in average transaction size resulted in a decrease in financing volume (4.8%).

Other revenues.
Other revenues decreased to $2.0 million for the three months ended September 30, 2019 from $2.7 million for the same period in 2018, a decrease of $0.7 million, or 24.6%. The decrease was primarily driven by decreases in consulting and advisory services during the three months ended September 30, 2019 compared to the same period in 2018.
Total Operating Expenses
Our total operating expenses were $174.1 million for the three months ended September 30, 2019 compared to $183.2 million for the same period in 2018, a decrease of $9.1 million, or 4.9%. The decrease was primarily due to a decrease in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, and a decrease in selling, general and administrative costs, partially offset by an increase in depreciation and amortization expense, as described below.
Cost of services.
Cost of services decreased to $124.1 million for the three months ended September 30, 2019 from $132.9 million for the same period in 2018, a decrease of $8.7 million, or 6.6%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percent of total revenues decreased to 62.6% compared to 63.1% for the same period in 2018 primarily due to transaction size, mix and brokerage compensation.
Selling, general and administrative expense.
Selling, general and administrative expense decreased to $48.1 million for the three months ended September 30, 2019 from $48.7 million for the same period in 2018, a decrease of $0.6 million, or 1.2%. The decrease was primarily due to (i) a $2.8 million decrease in compensation related costs, including salaries and related benefits and management performance compensation, primarily driven by the reduction in management performance compensation; (ii) a $1.0 million decrease in stock-based compensation; and (iii) a $0.5 million decrease in legal costs. These decreases were partially offset by increases driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals, which include (i) a $1.8 million increase in sales operation support and promotional marketing expenses; (ii) a $1.2 million increase in facilities expenses due to expansion of existing offices; and (iii) a $0.7 million increase in net other expense categories, primarily driven by an increase in certain licensing fees.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $1.9 million for the three months ended September 30, 2019 from $1.7 million for the same period in 2018, an increase of $0.3 million, or 15.7%. The increase was primarily driven by capital expenditures due to our expansion and the amortization of intangible assets.
Other Income (Expense), Net
Other income (expense), net increased to $2.6 million for the three months ended September 30, 2019 from $2.1 million for the same period in 2018. The increase was primarily driven by increases in interest income on our investments in marketable securities, available-for-sale,
partially offset by decreases in the value of our deferred compensation plan assets and foreign currency gains (losses).
Interest Expense
There were no significant changes in interest expense for the three months ended September 30, 2019 compared to the same period in 2018.
Provision for Income Taxes
The provision for income taxes was $7.0 million for the three months ended September 30, 2019 compared to $8.3 million in the same period in 2018, a decrease of $1.3 million, or 15.5%. The effective income tax rate for the three months ended September 30, 2019 was 26.7% compared to 28.5% for the same period in 2018. The effective income tax rate decreased primarily due to a partial reversal of a reserve of uncertain tax positions, a decrease in the blended state tax rate and an increase in state tax exempt interest. These decreases were partially offset by an increase in the valuation allowance with respect to our Canadian operations.

Comparison of Nine Months Ended September 30, 2019 and 2018
Below are key operating results for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (dollar and share amounts in thousands, except per share amounts):

	Nine Months Ended September 30, 2019	Percentage of Revenue	Nine Months Ended September 30, 2018	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$513,815	90.4%	$536,145	91.7%	$(22,330)	(4.2)%
Financing fees	47,487	8.4	41,234	7.1	6,253	15.2%
Other revenues	7,218	1.2	7,154	1.2	64	0.9%

Total revenues	568,520	100.0	584,533	100.0	(16,013)	(2.7)%

Operating expenses:
Cost of services	343,682	60.5	354,414	60.6	(10,732)	(3.0)%
Selling, general, and administrative expense	149,845	26.3	145,792	24.9	4,053	2.8%
Depreciation and amortization expense	5,674	1.0	4,529	0.8	1,145	25.3%

Total operating expenses	499,201	87.8	504,735	86.3	(5,534)	(1.1)%

Operating income	69,319	12.2	79,798	13.7	(10,479)	(13.1)%
Other income (expense), net	9,067	1.6	5,060	0.8	4,007	79.2%
Interest expense	(1,018)	(0.2)	(1,054)	(0.2)	36	(3.4)%

Income before provision for income taxes	77,368	13.6	83,804	14.3	(6,436)	(7.7)%
Provision for income taxes	21,159	3.7	22,772	3.9	(1,613)	(7.1)%

Net income	56,209	9.9%	$61,032	10.4%	$(4,823)	(7.9)%

Adjusted EBITDA (1)	$83,040	14.6%	$93,309	16.0%	$(10,269)	(11.0)%

Earnings per share:
Basic	$1.43		$1.56
Diluted	$1.42		$1.55
Weighted average common shares outstanding:
Basic	39,383		39,147
Diluted	39,527		39,359

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $568.5 million for the nine months ended September 30, 2019 compared to $584.5 million for the same period in 2018, a decrease of $16.0 million, or 2.7%. Total revenues decreased as a result of decreased real estate brokerage commissions, partially offset by an increase in financing fees, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions decreased to $513.8 million for the nine months ended September 30, 2019 from $536.1 million for the same period in 2018, a decrease of $22.3 million, or 4.2%. The decrease was primarily driven by decreases in the number of investment sales transactions (3.0%) relative to a 5% investment sales transaction decline in the broader market as reported by Real Capital Analytics and average commission per transaction (1.2%). These factors combined generated decreases in sales volume (1.0%) and average commission rates (7 basis points) due to lower average commission rates in the private client market and larger transaction market segments. This decrease was partially offset by an increase in the average transaction size (2.1%).
Financing fees.
Revenues from financing fees increased to $47.5 million for the nine months ended September 30, 2019 from $41.2 million for the same period in 2018, an increase of $6.3 million, or 15.2% in part spurred by growth from acquisitions during 2018. The increase was primarily driven by an increase in financing volume (13.5%), in part due to an increase in refinancing activity, as the average fee rate was comparable. Financing volume was impacted by an increase in the number of financing transactions (14.4%) and a decrease in average transaction size (0.9%).
Other revenues.
Other revenues were $7.2 million for both the nine months ended September 30, 2019 and 2018.

Total operating expenses
Our total operating expenses were $499.2 million for the nine months ended September 30, 2019 compared to $504.7 million for the same period in 2018, a decrease of $5.5 million, or 1.1%. The decrease was primarily due to a decrease in costs of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, partially offset by increases in selling, general and administrative costs and depreciation and amortization expense, as described below.
Cost of services.
Cost of services decreased to $343.7 million for the nine months ended September 30, 2019 from $354.4 million for the same period in 2018, a decrease of $10.7 million, or 3.0%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percent of total revenues slightly decreased to 60.5% for the nine months ended September 30, 2019 compared to 60.6% for the same period in 2018 primarily due to transaction size, mix and brokerage compensation.
Selling, general and administrative expense.
Selling, general and administrative expense increased to $149.8 million for the nine months ended September 30, 2019 from $145.8 million for the same period in 2018, an increase of $4.1 million, or 2.8%. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $4.8 million increase in sales operations support and promotional marketing expenses; (ii) a $2.6 million increase in net other expense categories, primarily driven by an increase in certain licensing fees; and (iii) a $2.4 million increase in facilities expenses due to expansion of existing offices. These increases were partially offset by (i) a $2.0 million decrease in legal costs; (ii) a $1.9 million decrease in stock-based compensation; and (iii) a $1.8 million decrease in compensation related costs, including salaries and related benefits and management performance compensation, primarily driven by the reduction in management performance compensation.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $5.7 million for the nine months ended September 30, 2019 from $4.5 million for the same period in 2018, an increase of $1.1 million, or 25.3%. The increase was primarily driven by capital expenditures due to our expansion and growth and the amortization of intangible assets and MSRs.
Other income (expense), net
Other income (expense), net increased to $9.1 million for the nine months ended September 30, 2019 from $5.1 million for the same period in 2018. The increase was primarily driven by increases in interest income on our investments in marketable securities, available-for-sale,
an increase in the value of our deferred compensation plan assets and foreign currency gains (losses).
Interest expense
There were no significant changes in interest expense for the nine months ended September 30, 2019 compared to the same period in 2018.
Provision for income taxes
The provision for income taxes was $21.2 million for the nine months ended September 30, 2019 compared to $22.8 million in the same period in 2018, a decrease of $1.6 million, or 7.1%. The effective income tax rate for the nine months ended September 30, 2019 was 27.3% compared to 27.2% for the same period in 2018. The effective income tax rate increased slightly primarily due to an increase in the valuation allowance with respect to our Canadian operations, partially offset by a decrease in the blended state tax rate.

Non-GAAP
Financial Measure
In this quarterly report on Form
10-Q,
we include a
non-GAAP
financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization and stock-based compensation, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income and other, including net realized gains (losses) on marketable securities, available-for-sale
and cash and cash equivalents, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation expense and (vi)
 non-cash
MSR activity. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful tool to assist in evaluating performance because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash
items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.
A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$19,292	$20,854	$56,209	$61,032
Adjustments:
Interest income and other (1)	(2,725)	(1,824)	(7,828)	(4,626)
Interest expense	329	342	1,018	1,054
Provision for income taxes	7,024	8,315	21,159	22,772
Depreciation and amortization	1,910	1,651	5,674	4,529
Stock-based compensation	2,114	3,147	7,040	8,919
Non-cash MSR activity (2)	(79)	(330)	(232)	(371)

Adjusted EBITDA (3)	$27,865	$32,155	$83,040	$93,309

(1)	Other for the three and nine months ended September 30, 2019 and 2018 includes net realized gains (losses) on marketable securities, available-for-sale.

(2)	Non-cash MSR activity relates to the assumption of servicing obligations.

(3)	The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2019 compared to the same periods in 2018 is primarily due to lower total revenues and a higher proportion of operating expenses compared to total revenues.

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

Cash Flows
Our total cash and cash equivalents balance increased by $11.4 million to $226.1 million at September 30, 2019 compared to $214.7 million at December 31, 2018. The following table sets forth our summary cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(6,053)	$55,013
Net cash provided by (used in) investing activities	21,079	(92,323)
Net cash used in financing activities	(3,628)	(2,456)

Net increase (decrease) in cash and cash equivalents	11,398	(39,766)
Cash and cash equivalents at beginning of period	214,683	220,786

Cash and cash equivalents at end of period	$226,081	$181,020

Operating Activities
Cash flows used in operating activities were $6.1 million for the nine months ended September 30, 2019 compared to cash flows provided by operating activities of $55.0 million for the same period in 2018. Net cash (used in) provided by operating activities is driven by our net income adjusted for non-cash
items and changes in operating assets and liabilities. The $61.1 million increased usage in operating cash flows for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to a decrease in our real estate brokerage revenue and a higher proportion of operating expenses compared to total revenues, differences in timing of certain payments and receipts, an increase in advances to our investment sales and financing professionals, an increase in bonus payments in 2019 related to the 2018 bonuses and a reduction in the discretionary deferral of certain commissions.
Investing Activities
Cash flows provided by investing activities were $21.1 million for the nine months ended September 30, 2019 compared to cash flows used in investing activities of $92.3 million for the same period in 2018. The $113.4 million decreased usage in investing cash flows for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to a $27.9 million in net proceeds from sales and maturities of marketable securities, available-for-sale
for the nine months ended September 30, 2019 compared to a $80.6 million in net purchases of marketable securities, available-for-sale
for the same period in 2018 and a net $7.0 million of outflow for acquisitions during the nine months ended September 30, 2018 with no comparable outflow for the same period in 2019.
Financing Activities
Cash flows used in financing activities were $3.6 million for the nine months ended September 30, 2019 compared to $2.5 million for the same period in 2018. The change in cash flows used in financing activities for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily impacted by taxes paid related to net share settlement of stock-based awards. See Note 12 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.
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
Credit Agreement
We have a Credit Agreement with Wells Fargo Bank, National Association for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2022 (the “Credit Agreement”). See Note 15 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements for additional information on the Credit Agreement.

Contractual Obligations and Commitments
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2018 through the date the condensed consolidated financial statements were issued other than an increase of operating lease obligations of $5.1 million due to new or extended leases.
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
Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all of which impact the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. We use the implicit rate in the lease when determinable. As most of our leases do not have a determinable implicit rate, we use a derived incremental borrowing rate based on borrowing options under our credit agreement. We apply a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. We typically lease general purpose built-out
office space, which reverts to the lessor upon termination of the lease. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
We have lease agreements with lease and
non-lease
components, which are accounted for as a single lease component. Lease cost is recognized on a straight-line basis over the lease term. Variable lease payments consist of common area costs, insurance, taxes and other lease related costs, which are determined principally based on billings from landlords.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our Notes to Condensed Consolidated Financial Statements. The accounting pronouncement related to leases had a material impact on our condensed consolidated balance sheets but did not have a material impact on our condensed consolidated statements of net and comprehensive income. Although we do not believe any of the other accounting pronouncements listed in that note will have a significant impact on our business, we are still in the process of determining the impact of the new pronouncements may have on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. government and federal agency securities, corporate debt securities, asset backed securities and other. As of September 30, 2019, the fair value of investments in marketable securities, available-for-sale
was $195.3 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA+ as of September 30, 2019. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to market risk. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. The following table sets forth the impact on the fair value of our investments as of September 30, 2019 from changes in interest rates based on the weighted average duration of the securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$4,587
1% Decrease	$2,404
1% Increase	$(2,404)
2% Increase	$(4,807)

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2019, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated by and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in claims and legal actions arising in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by our insurance policies, which contain deductibles, exclusions, claim limits and aggregate policy limits. Such litigation and other proceedings may include, but are not limited to, actions relating to commercial relationships, standard brokerage disputes like the alleged failure to disclose physical or environmental defects or property expenses or contracts, the alleged inadequate disclosure of matters relating to the transaction like the relationships among the parties to the transaction, potential claims or losses pertaining to the asset, vicarious liability based upon conduct of individuals or entities outside of our control, general fraud claims, conflicts of interest claims, employment law claims, including claims challenging the classification of our sales professionals as independent contractors, claims alleging violations of state consumer fraud statutes and intellectual property. While the ultimate liability for these legal proceedings cannot be determined, we review the need for our accrual for loss contingencies quarterly and record an accrual for litigation related losses where the likelihood of loss is both probable and estimable. We do not believe, based on information currently available to us, that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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

101
The following financial statements from the Company’s Quarterly Report on Form
10-Q
for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Net and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc .

Date:	November 8, 2019	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)

41