Form 10-K
period 2019-12-31
Marcus & Millichap, Inc.
filed 2020-03-02
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission File Number
001-36155

MARCUS & MILLICHAP, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2478370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23975 Park Sorrento, Suite 400
Calabasas
, California
, 91302
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (818
)
212-2250
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock , par value $0.0001 per share	MMI	New York Stock Exchange
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
12b-2
of the Act).    Yes
☐
    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates
at June 30, 2019 was approximately $704.0 million, based on the closing price per share of common stock on June 28, 2019 of $30.85 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and executive officers of the registrant and 10% stockholders are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule
 12b-2
under the Securities Exchange Act of 1934.
As of February 18, 2020, there were 39,192,372 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on May 5, 2020 are incorporated by reference into Part III of this Annual Report on Form
10-K.
Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2019.

MARKET, INDUSTRY AND OTHER DATA
Unless otherwise indicated, information contained in this Annual Report on Form
10-K
concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on (i) information gathered from various sources, (ii) certain assumptions that we have made, and (iii) on our knowledge of the commercial real estate market. While we believe that the market position, market opportunity and market size information that is included in this Annual Report on Form
10-K
is generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is generally based on information available through the nine months ended September 30, 2019 since full year 2019 information may not yet have been published. We use market data from Costar Group, Inc. and Real Capital Analytics that consists of list side information of sales transactions of multifamily, retail, office and industrial buildings, with a value of $1 million or more.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
includes forward-looking statements, including the Company’s business outlook for 2020 and expectations for changes (or fluctuations) in market share growth. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•	market trends in the commercial real estate market or the general economy;

•	our ability to attract and retain qualified senior executives, managers and investment sales and financing professionals;

•	the effects of increased competition on our business;

•	our ability to successfully enter new markets or increase our market share;

•	our ability to successfully expand our services and businesses and to manage any such expansions;

•	our ability to retain existing clients and develop new clients;

•	our ability to keep pace with changes in technology;

•	any business interruption or technology failure and any related impact on our reputation;

•	changes in interest rates, tax laws, employment laws or other government regulation affecting our business; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

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

PART I
Unless the context requires otherwise, the words “Marcus & Millichap,” “Marcus & Millichap Real Estate Investment Services,” “MMREIS,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., Marcus & Millichap Real Estate Investment Services, Inc. and its other consolidated subsidiaries.
Item 1. Business
Company Overview
Marcus & Millichap, Inc. (“MMI”) is a leading national real estate services firm specializing in commercial real estate investment sales, financing, research and advisory services. We are the leading national investment brokerage company in the
$1-$10
 million private client market segment. This is the largest and most active market segment and comprised approximately 84% of total U.S. commercial property transactions greater than $1 million in the marketplace in 2019. As of December 31, 2019, we had 2,021 investment sales and financing professionals that are primarily exclusive commission based independent contractors who provide real estate investment brokerage and financing services to sellers and buyers of commercial real estate in 82 offices in the United States and Canada. In 2019, we closed 9,726 sales, financing and other transactions with total sales volume of approximately $49.7 billion.
We service clients by underwriting, marketing, selling and financing commercial real estate properties in a manner that maximizes value for sellers, provides buyers with the largest and most diverse inventory of commercial properties and secures the most competitive financing from lenders for borrowers. Our business model is based on several key attributes:
•	a
49-year
history of providing investment brokerage and financing services through proprietary inventory and marketing systems, policies and culture of information sharing and in-depth
investment brokerage training. These services are executed by our salesforce under the supervision of a dedicated management team focused on client service and growing the firm;

•	market leading share and brand within the
$1-$10
million private client market segment, which consistently represents more than 80% of total U.S. commercial property transactions greater than $1 million in the marketplace;

•	investment sales and financing professionals providing exclusive client representation across multiple property types;

•	a broad geographic platform in the United States and Canada powered by information sharing and proprietary real estate marketing technologies;

•	an ability to scale with our private clients as they grow and connect private capital with larger assets through our Institutional Property Advisors (“IPA”) group;

•	a financing team integrated with our brokerage sales force providing independent mortgage brokerage services by accessing a wide range of lenders on behalf of our clients;

•	an experienced management team overseeing our offices, with an average of 11 years of real estate investment brokerage experience with our Company;

•	our managers are in a support and leadership role as company executives and do not compete with or participate in investment sales professionals’ commissions; and

•	industry-leading research and advisory services tailored to the needs of our clients and supporting our investment sales and financing professionals.

Corporate Information
We were formed as a sole proprietorship in 1971, incorporated in California on August 26, 1976 as G. M. Marcus & Company, and we were renamed as Marcus & Millichap, Inc. in August 1978, Marcus & Millichap Real Estate Investment Brokerage Company in September 1985, and Marcus & Millichap Real Estate Investment Services, Inc., (“MMREIS”), in February 2007. Prior to the completion of our initial public offering (“IPO”), MMREIS was majority-owned by Marcus & Millichap Company (“MMC”) and all of MMREIS’ preferred and common stock outstanding was held by MMC and its affiliates or officers and employees of MMREIS. In June 2013, in preparation for the spin-off
of its real estate investment services business, MMC formed a Delaware holding company called Marcus & Millichap, Inc., or MMI. Prior to the completion of our IPO, the shareholders of MMREIS contributed the shares of MMREIS to MMI in exchange for common stock of MMI, and MMREIS became a wholly-owned subsidiary of MMI. On November 5, 2013, MMI completed its IPO.
Our principal executive offices are located at 23975 Park Sorrento, Suite 400 Calabasas, California 91302. Our telephone number at this location is (818)
212-2250.
Our website address is www.MarcusMillichap.com. The information on our website is not part of, and is not incorporated into, this Annual Report on Form
10-K.
Our Services
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. In 2019, approximately 91% of our revenues were generated from real estate brokerage commissions, 8% from financing fees and 1% from other revenues, including consulting and advisory services.
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

We serve clients with one property, multiple properties and large investment portfolios. The largest group of investors we serve typically transacts in the
$1-$10
 million private client market segment. The investment brokerage and financing businesses serving private clients within the private client market segment represent the largest part of our business, which differentiates us from our competitors. In 2019, approximately 67% of our brokerage commissions came from this market segment. Properties in this market segment are characterized by higher asset turnover rates due to the type of investor as compared to other market segments. Private clients are often motivated to buy, sell and/or refinance properties not only for business reasons but also due to personal circumstances, such as death, divorce, changes in partnership structures and other personal or financial circumstances. Therefore, private client investors are influenced less by the macroeconomic trends than other large-scale investors, making the private client market segment less volatile over the long-term than other market segments. Accordingly, our business model distinguishes us from our national competitors, who may focus primarily on the more volatile larger transaction and middle market segments, or on other business activities such as leasing or property management, and from our local and regional competitors, who lack a broad national platform.
Geographic Locations
We were founded in 1971 in the western United States, and we continue to increase our presence throughout North America through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape opportunities where we believe the markets will benefit from our business model. We have grown to have offices in 34 states across the United States and in 4 provinces in Canada. In 2018 and 2019, we completed acquisitions that expanded our presence in the financing market in the Midwest and in the real estate brokerage market in Canada. In 2018, we also added commercial mortgage servicing to our financing services.
Below is a map reflecting the geographic location of our 82 offices as of December 31, 2019.

Commercial Real Estate Investment Brokerage
Our primary business and source of revenue is the representation of commercial property owners as their exclusive investment broker in the sale of their properties. Our investment sales professionals also represent buyers in fulfilling their investment real estate acquisition needs. Commissions from real estate investment brokerage sales accounted for approximately 91% of our revenues in 2019. Sales are generated by maintaining relationships with property owners, providing market information and trends to them during their investment or “hold” period and being selected as their representative when they decide to sell, buy additional property or exchange their property for another property. We collect commissions upon the sale of each property based on a percentage of sales price. These commission percentages are typically inversely correlated with sales price and thus are generally higher for smaller transactions.
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
In 2019, we closed 7,042 real estate brokerage transactions in a broad range of commercial property types, with a total sales volume of approximately $36.9 billion. In the last 10 years, we have closed more transactions than any other firm. We have significantly diversified our business beyond our historical focus on multifamily properties.
We are building on our track record of strength in multifamily, retail, office and industrial properties by expanding our coverage of additional property types. These include hospitality, self-storage, seniors housing, land and manufactured housing properties, where we are already a leading broker but have significant room for additional growth due to market size, fragmentation and specific geographic market opportunities. We are also expanding our specialty group management and support infrastructure, specialized branding and business development customized for each property type and intensifying our recruiting efforts, for management and investment sales and financing professionals. We expect that these efforts will expand our presence and result in increased business in these property types.
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
The following table sets forth the number of investment sales transactions, sales volume and revenue by commercial real estate market segment for real estate brokerage in 2019 compared to 2018:

	2019			2018			Change
Real Estate Brokerage:	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	1,011	$657	$27,012	1,077	$695	$29,677	(66)	$(38)	$(2,665)
Private client market ($1-$10 million)	5,311	17,239	487,528	5,230	16,645	483,967	81	594	3,561
Middle market ( ≥ $10-$20 million)	441	6,002	107,818	472	6,462	116,850	(31)	(460)	(9,032)
Larger transaction market ( ≥ $20 million)	279	12,960	106,998	300	12,268	116,861	(21)	692	(9,863)

	7,042	$36,858	$729,356	7,079	$36,070	$747,355	(37)	$788	$(17,999)

Financing
Marcus & Millichap Capital Corporation (“MMCC”) is a financial intermediary that arranges debt financing for commercial properties. Our advisors help to arrange financing for both new acquisitions and the refinancing of individual assets and portfolios. We generate revenue in the form of financing fees collected from the placement of loans with banks, insurance companies, government agencies, conduit lenders, debt funds and hard money lenders. We also receive on-going
servicing fees from certain lenders and other incentives based on reaching certain production thresholds. MMCC’s financing fees vary by loan amount, transactional complexity and loan type. In 2019, MMCC completed 1,944 financing transactions representing total financing volume of approximately $7.2 billion, which yielded $66.3 million in financing fees, accounting for approximately 8% of our total revenues. The combination of MMCC’s size, market reach and financing volume enables us to establish long-term relationships and special programs with various capital sources. This, in turn, improves MMCC’s value proposition to borrowers who are seeking competitive financing rates and terms. MMCC is not limited to promoting in-house
or exclusive capital sources. Rather, MMCC seeks out the most competitive financing solution for each client’s specific needs and circumstances. During 2019, approximately 42% of MMCC’s revenues came from placing acquisition financing, 48% from refinancing activities and 10% from other financing activities.
MMCC is fully integrated with the investment sales force in our brokerage offices. MMCC financing professionals are supervised by our regional managers, who promote cross-selling, information sharing, business referrals and high-quality customer service within the offices. The MMCC national network of financing professionals is also supported by a dedicated, nationally focused management team coordinating access to a broad range of national and regional capital sources including banks, life insurance companies, Fannie Mae, Freddie Mac, FHA, debt funds, hard money lenders and structured debt facilitators (preferred equity and mezzanine providers). By combining these resources with the latest property and capital markets information, we can differentiate ourselves in the marketplace and deliver tailored financial solutions that meet our clients’ financial objectives.
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
We provide a wide range of advisory and consulting services to developers, lenders, owners, real estate investment trusts, high net worth individuals, pension fund advisors and other institutions. Our advisory services include opinions of value, operating and financial performance benchmarking analysis, specific asset buy-sell
strategies, market and submarket analysis and ranking, portfolio strategies by property type, market strategy, development and redevelopment feasibility studies and other services.
Competitive Strengths
We believe the following strengths provide us with a competitive advantage and opportunities for success:
National Platform Built on Investment Brokerage and Financing Services
We have built a leading national platform serving our clients’ needs of investment brokerage and financing services. We continue to be focused on investment brokerage, financing and other services complementary to our business. Our commitment to specialization is reflected in how we generally organize our investment sales and financing professionals by market area and property type, which enhances our investment sales and financing professionals’ skills, relationships and market knowledge required for achieving the best results for our clients. As a result of these founding principles, we offer an efficient system of matching every property with the largest pool of qualified buyers and therefore maximizing value in the process.
Market Leader in the Private Client Market Segment
Since our founding in 1971, we have focused on being the leading service provider to the
$1-$10
 million private client market segment. This segment is the largest by ownership and transaction count and consistently accounts for over 80% of total U.S. commercial property transactions and approximately 60% of the commission pool. It is comprised of high-net-worth
individuals, partnerships and small private fund managers with both passive, long-term investments, as well as those with opportunistic and short-term investment horizons. Private clients are often motivated to buy, sell and/or refinance properties not only for business reasons but also due to personal circumstances, such as death, divorce, changes in partnership structures and other personal or financial circumstances. The vast size and personal transaction drivers of private clients make this market segment the most active in terms of sales velocity. Therefore, sales in the private client market segment over the long term tend to be less volatile than higher priced properties priced at $10 million and above. In addition, this market segment is highly fragmented with the top 10 brokerage firms accounting for approximately 24% of transactions in 2019. We are the leading broker in the
$1-$10
 million private client market segment based on transaction count in 2019. With our established market leadership and brand name, we have significant room for market share expansion by further consolidating its leadership position in this market segment.
In addition, the private client market segment is characterized by high barriers to entry. These barriers include the need for a large specialized sales force prospecting private clients, the difficulties in identifying, establishing and maintaining relationships with such investors, capabilities of exposing properties to a large pool of potential buyers and the challenge of serving their needs locally, regionally and nationally. We believe this private client market segment is the least covered market segment by other national firms and is significantly underserved by local and regional firms that lack a national platform.
Platform Built for Maximizing Investor Value
We have built our business to maximize value for real estate investors through an integrated set of services geared toward our clients’ needs. We are committed to an investment brokerage specialization, and providing one of the largest sales force in the industry, promoting a culture and policy of information sharing on each property we represent, and equipping our investment sales professionals with proprietary real estate inventory and marketing technologies that enhance the marketability of the properties we represent. Our system generates real-time buyer-seller matching and maximizes value one property at a time. Our investment sales organization can therefore underwrite, position and market investment real estate to the largest pool of qualified buyers. We coordinate proactive marketing campaigns across investor relationships and resources of the entire firm, far beyond the capabilities of an individual listing agent. These efforts produce wide exposure to investors whom we identify as high-probability bidders for each property. To grow with our clients, we established the IPA group to serve the needs of our private client investors that are now seeking higher valued properties as well as larger institutional investors. Our ability to bridge private capital with larger, institutional assets creates value for private and larger transaction clients while offering growth opportunities and strengthening the retention of our investment sales and financing professionals.
We have one of the largest teams of financing professionals in the investment brokerage industry through MMCC. MMCC provides financing expertise and access to debt and capital sources by identifying and securing competitive loan pricing and terms for our clients across a broad range of potential lenders and financing alternatives. We are a leading mortgage broker in the industry based on the number of financing transactions closed in 2018. Finally, our dedicated market research teams analyze the latest local and national economic and real estate trends and produce proprietary analyses for our clients enabling them to make informed investment and financing decisions. Integrating all these services into one national platform increases opportunities to maximize value for our clients across multiple property types, market segments and geographies.
Local Management with Significant Investment Brokerage Experience
Our local management team members, as executives of the firm, are dedicated to recruiting, training, developing and supporting our investment sales and financing professionals. The majority of our local management team are former senior investment sales professionals of our Company who now focus on management, do not compete with our sales force and have an average of 11 years of real estate investment brokerage experience with our Company. Our training, development and mentoring programs rely greatly on the regional managers’ personal involvement. Their past experience as senior investment sales professionals plays a key role in developing new and experienced investment sales and financing professionals. They help our junior professionals establish technical and client service skills as well as setting up, developing and growing relationships with clients. We believe this management structure has helped differentiate the firm from our competitors and ultimately achieves better results for our clients.
Growth Strategy
We have demonstrated the ability, over the long-term, to manage through the cyclical market and continue to be a leader in the
$1-10
 million private client market segment. The following graph shows the number of transactions and sales volume of investment sales, financing and other transactions from 2010 to 2019:

We have a long track record of growing our business model driven by opening new offices, recruiting, training and developing new investment sales and financing professionals as well as deploying our client-focused business model to increase coverage of specialty property types and the middle and larger transaction market segments. Our long-term growth plan has focused on investing in our current business model through growing internally and by providing our unique business model to a wider client base. Since 2010, our revenue has increased threefold, and we have grown from slightly over 1,000 investment sales and financing professionals to over 2,000 investment sales and financing professionals in the United States and Canada. Our future growth will depend on continually expanding our national footprint and optimizing the size, product segmentation and specialization of our team of investment sales and financing professionals. The key strategies of our growth plan include:
Increase Market Share in the Private Client Market Segment
The
$1-$10
 million private client market segment is fragmented and underserved. The top 10 brokerage firms accounted for only approximately 24% of transactions in this market segment in 2019. Our leading position in this market segment and inherent fragmentation continues to provide significant opportunity for us to expand and bring our client service offerings to a larger portion of this expansive market segment. We can continue to leverage our existing platform, relationships and brand recognition among private clients to grow through expanded marketing and coverage.
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
Our new investment sales professionals are trained in all aspects of real estate fundamentals, client service and proprietary marketing technologies through formal training, apprenticeship programs and mentorship by our dedicated regional, district and division managers. As these investment sales professionals mature, we continue to provide them with identified best practices and training in specialty property types. We believe this model creates a high level of teamwork, as well as operational and client service consistency. During 2019, we reached an all-time
high in the number of investment sales professionals, ending the year with 1,925.
Pursue Selective Acquisitions
Acquisitions have become a strategy to supplement the growth of our salesforce and services we provide to our clients. We continually explore acquisition opportunities to augment our brokerage and financing businesses. We primarily look for acquisitions of small-to-medium
size brokerage and financing businesses or teams of professionals with consistent revenue and earnings trends, which will expand our geographic and property type coverage.
Grow in Specialty Property Types and Middle and Larger Transaction Market Segment Presence
Leveraging our current business model into specialty property types and to the middle and larger transaction market segments opens up significant opportunities for growth.
Specialty Property Types
We believe that specialty property types, including hospitality, self-storage, seniors housing, land and manufactured housing offer significant opportunities for our clients. By deploying our unique business model to increase coverage of these property types, we can create growth for us as well as enhance value for our clients through diversification. To create these opportunities, we are increasing our property type expertise by continuing to strategically add specialty directors who can bring added management capacity, business development and investment sales professional support. These executives will work with our sales management team to increase investment sales professional hiring, training, development and redeployment and to execute various branding and marketing campaigns to expand our presence in these targeted property types. We expect the number and volume of transactions in the primary property types of multifamily, retail, office and industrial to continue to grow with upside opportunity, particularly in the office and industrial properties. At the same time, we intend to continue to grow our presence in specialty property types.
Middle and Larger Transaction Market Segments Presence
Our extensive relationships with private client investors who typically invest in the
$1-$10
 million private client market segment have enabled us to capture a greater portion of commercial real estate transactions in excess of $10 million and bridge the private client market investor to the middle market and larger transaction market segments in recent years. As property values increase and investors grow and expand, they require larger properties. We are organized to provide our unique brokerage and financing services to investors in those market segments. Our ability to connect private client capital with middle and larger transaction market segment properties allows us to continue to serve our clients as they grow and plays a major role in differentiating our services. We have a group dedicated to serving major investors, branded as IPA, specifically to service larger multifamily investors. This strategy has met market acceptance and provides a vehicle for growth by delivering our unique service platform within the middle and larger transaction multifamily, retail and office property types. The growth of our investors and introduction of IPA has driven incremental growth for us.
Expand Marcus & Millichap Capital Corporation Financing Business
Our plan for the growth of MMCC continues to be focused on expanding our financing services in markets currently served by our investment brokerage offices. This includes increasing the capacity of financing professionals in offices we currently serve and integrating financing professionals and related services in offices that do not have an MMCC presence. We will also continue to expand our service platform by increasing access to a broad array of new capital resources. We have established alliances with national capital sources that provide access to an assortment of highly competitive products including Fannie Mae, Freddie Mac and HUD. These alliances serve to expand the distribution network for each of our lender partners, while affording our financing professionals and clients with more favorable pricing and service. We will continue to seek out and hire experienced financing professionals and capital markets teams to grow our MMCC business, support the growth of our service platform and establish relationships with various capital sources. Further, our internally developed training programs are directed at enhancing the skill sets for our advisors, promoting the MMCC value proposition and increasing our internal capture rate with our brokerage clients and increasing activity with non-brokerage
clients. As of December 31, 2019, we have 41 offices with financing professionals embedded within our brokerage teams. We continue to capitalize on the synergies our financing professionals provide to our client focused service platform with approximately 14.7% year-over-year growth in financing fees ($66.3 million in financing fees in 2019 from $57.8 million in 2018).
Seasonality
There is seasonality in our real estate brokerage commissions and financing fees, which has generally caused our revenues, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. For a more detailed description of our seasonality, refer to Item 1A – “Risk Factors – External Business Risks –
Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult”
and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview –
Seasonality”
of this Annual Report on Form
10-K.
Competition
We compete in real estate brokerage and financing within the commercial real estate industry on a national, regional and local basis. Competition is based on a number of critical factors, including the quality and expertise of our investment sales and financing professionals, our execution skills, sales support, brand recognition and our business reputation. We primarily compete with other brokerage and financing firms that seek investment brokerage and financing business from real estate owners and investors. To a lesser extent, we compete with in-house
real estate departments, owners who may transact without using a brokerage firm, direct lenders, consulting firms and investment managers. Our relative competitive position also varies across geographies, property types and services. In investment sales, our competitors on a national level include CBRE Group, Inc., Cushman & Wakefield, Colliers International, Newmark Group, Inc., NAI Global and JLL. Our financing competitors include institutional firms such as CBRE Group, Inc., JLL, Walker & Dunlop and NorthMarq Capital, LLC and a large group of local and regional mortgage banking firms. These investment sales firms mainly focus on larger sales and institutional investors and are not heavily concentrated in our largest market segment, which is the
$1-$10
 million private client market segment. However, there is crossover and competition between us and these firms. As a result of the fragmentation in the market, there are also numerous local and regional competitors in our markets, as well as competitors specializing in certain property types. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive.
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
Our website is designed not only to bring in new clients for our investment sales and financing professionals, but also to make our inventory of properties available for maximum exposure for our sellers, and to provide buyers an opportunity to engage with our investment sales and financing professionals. We actively qualify leads generated from the contact forms and pass those leads to our agents via our customer relationship management platform. Our websites average approximately 75,000 new visitors per month and 841,000 page views per month and also serve as a portal for delivery of online marketing materials and for deal collaboration.
Marketing and Branding
We are known for our 49 years of providing investment brokerage and financing services through a proprietary marketing system, policies and culture of information sharing and in-depth
investment brokerage training, all of which is executed under the supervision of a dedicated local, regional and national management team focused on client service and growing the firm.

In recent years we have also garnered recognition among larger private investors and institutions due to our integrated platform and capability of linking private and institutional capital. We continue to strengthen and broaden our name recognition and credibility by executing a variety of marketing and branding strategies. Locally, our offices and investment sales and financing professionals engage in numerous events, direct mail campaigns, investor symposiums and participate in real estate conferences and organizations for various market segments and property types. Our regional managers and investment sales and financing professionals develop long-term client relationships and promote our brand through these activities.
Our research division produces more than 1,500 publications and client presentations per year and has become a leading source of information for the industry as well as the general business media. We provide research on 10 commercial property types covering: multifamily, retail, office, industrial, single-tenant net lease, seniors housing, self-storage, hospitality, medical office and manufactured housing, as well as capital markets/financing. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing and yield trends, and is designed to assist investors in their strategy formation and decisions relating to specific assets and help our investment sales professionals develop and maintain relationships with clients.
Our transactional and market research expertise result in significant print, radio, television and online media coverage including most major real estate publications such as Real Estate Forum, Multi-Housing News, Commercial Property Executive and National Real Estate Investor as well as local market and major national news outlets such as CNBC, Fox Business, The Wall Street Journal, Los Angeles Times, Chicago Tribune, Bloomberg Businessweek, Forbes and numerous newspapers in major metropolitan cities. Our CEO is frequently interviewed on national business channels, such as CNBC, Bloomberg, Yahoo! Finance and Fox Business, to address the commercial real estate market. We frequently have featured speaking roles in key regional and national industry events, and we are regularly quoted in regional and national publications and media, and deliver content directly to the real estate investment community through print, electronic publications and video. Nationally, our specialty groups and capital markets executives actively participate in various trade organizations, many of which focus on specific property types and provide an effective vehicle for client relationship development and branding.
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
Government Regulation
We are subject to various real estate regulations, and we maintain real estate and other broker licenses in 46 states in the United States and four provinces in Canada. We are a licensed broker in each state in which we have an office, as well as those states where we frequently do business. We are also subject to numerous other federal, state and local laws and regulations that contain general standards for, and prohibitions on, the conduct of real estate brokers and sales associates, including agency duties, collection of commissions, telemarketing, advertising and consumer disclosures.
Employees and Investment Sales and Financing Professionals
As of December 31, 2019, we had 2,021 investment sales and financing professionals of which 1,929 are exclusive independent contractors and the remainder are our employees. Most of our investment sales professionals are classified as independent contractors under state and IRS guidelines. As such, we generally do not pay for the professionals’ expenses or benefits or withhold payroll taxes; rather they are paid from the commissions earned by us upon the closing of a transaction, and these individuals do not earn a salary from which taxes are withheld. Our investment sales and financing professionals hold applicable real estate sales licenses for their function and execute a “Salespersons Agreement” setting out the relationship between the professional and us. Each professional is obligated to provide brokerage services exclusively to us, and is provided access to our information technology, research and other support and business forms. Each professional generally reports on their activities to either the local regional manager, or in some cases, to product specialty managers.
We had 877 employees as of December 31, 2019, consisting of 92 employees as financing professionals, 34 employees in communications and marketing, 19 employees in research and 732 employees in management, support and general and administrative functions. We believe our employee relations are good.
Available Information
Our website address is
www.MarcusMillichap.com
. Information on our website does not constitute part of this report and inclusions of our internet address in this Annual Report on Form
10-K
are inactive textual references only. We are required to file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act, with the SEC. We make available free of charge through a link provided on our website our annual reports on Form
10-K,
quarterly reports on Form
10-Q,
current reports on Form
8-K,
proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. Such reports are available as soon as reasonably practicable after they are filed with the SEC.
The SEC also maintains a website that contains reports, proxy and information statements and other information about us that we file electronically with the SEC at
www.sec.gov
.
We also make available on our website and will provide print copies to stockholders upon request, (i) our corporate governance guidelines, (ii) our code of ethics, and (iii) charters of the audit, compensation, nominating and corporate governance and executive committees of our board of directors.
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
Overview
We are impacted by and manage many risk factors detailed below affecting our business including External Business Risks, Human Resource and Personnel Risks, Internal Business Risks and Risks related to the Ownership of Our Common Stock. Many of these factors described below in External Business Risks are outside of our control. In addition, we are a personnel and relationship intensive business rather than a capital-intensive business. While all the risk factors discussed below have the potential to negatively impact our business, the most significant risks facing us are the risks associated with general economic conditions and commercial real estate market conditions and our ability to attract and retain qualified and experienced managers and investment sales and financing professionals.
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
Negative economic conditions, changes in interest rates, credit and the availability of capital, both debt and/or equity, disruptions in capital markets, uncertainty of the tax and regulatory environment and/or declines in the demand for commercial real estate investment and related services in international and domestic markets or in significant markets in which we do business, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In particular, the commercial real estate market is directly impacted by (i) the lack of debt and/or equity financing for commercial real estate transactions, (ii) increased interest rates and changes in monetary policies by the U.S. Federal Reserve, (iii) changes in the perception that commercial real estate is an accepted asset class for portfolio diversification, (iv) changes in tax policy affecting the attractiveness of real estate as an investment choice, (v) changes in regulatory policy impacting real estate development opportunities and capital markets, (vi) slowdowns in economic activity that could cause residential and commercial tenant demand to decline, and (vii) declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate markets could adversely affect our results of operations. Any of the foregoing would adversely affect the operation and income of commercial real estate properties.
These and other types of events could lead to a decline in transaction activity as well as a decrease in property values which, in turn, would likely lead to a reduction in brokerage commissions and financing fees relating to such transactions. These effects would likely cause us to realize lower revenues from our transaction service fees, including brokerage commissions, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction. Such declines in transaction activity and value would likely also significantly reduce our financing activities and revenues.
Fiscal uncertainty, significant changes and volatility in the financial markets and business environment, and similar significant changes in the global, political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings projections or economic outlook which we may give, may be affected by such events or may otherwise turn out to be inaccurate.
Our business has been and may in the future be adversely affected by restrictions in the availability of debt or equity capital as well as a lack of adequate credit and the risk of deterioration of the debt or credit markets and commercial real estate markets.
Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity and flow of capital to the commercial real estate markets. Severe restrictions in debt or equity liquidity as well as the lack of the availability of credit in the markets we service can significantly reduce the volume and pace of commercial real estate transactions. These restrictions can also have a general negative effect upon commercial real estate prices themselves. Our business is particularly sensitive to the volume of activity and pricing in the commercial real estate market. This has had, and may have in the future, a significant adverse effect on our business.
We cannot predict with any degree of certainty the magnitude or duration of developments in the credit markets and commercial real estate markets as it is inherently difficult to make accurate predictions with respect to such macroeconomic movements that are beyond our control. This uncertainty limits our ability to plan for future developments. In addition, uncertainty regarding market conditions may limit the ability of other participants in the credit markets or commercial real estate markets to plan for the future. As a result, market participants may act more conservatively than they might in a stabilized market, which may perpetuate and amplify the adverse developments in the markets we service. While business opportunities may emerge from assisting clients with transactions relating to distressed commercial real estate assets, there can be no assurance that the volume of such transactions will be sufficient to meaningfully offset the declines in transaction volumes within the overall commercial real estate market.
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
Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market
regions throughout the United States and Canada. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We realize more of our revenues in California. In 2019, we earned approximately 32% of our revenues from offices in California. In particular, as a result of this concentration, we are subject to risks related to the California economy and real estate markets more than in other geographic markets. In addition to economic conditions, this geographic concentration means that California-specific legislation, taxes and regional disasters, such as earthquakes and wildfires as well as the impact of climate change, could disproportionately affect us. A downturn in investment real estate demand or economic conditions in California and other regions could result in a further decline in our total gross commission income which could have an adverse effect on our business, financial condition and results of operations.
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
New laws or regulations or changes in existing laws or regulations or the application thereof could adversely affect our businesses, financial condition, results of operations and prospects.
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
Our competitors frequently attempt to recruit our investment sales and financing professionals or change commission structures in the marketplace. For a variety of reasons, the exclusive independent contractor arrangements we have entered into or may enter into with investment sales professionals may not prevent these investment sales professionals from departing and competing against us. We currently do not have employment agreements with most key employees, and there is no assurance that we will be able to retain their services.
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
Our success depends in a large part upon the continued service of our senior management team, who are important to our vision, strategic direction and culture. Our current long-term business strategy was developed in large part by our senior-level management team, some of whom have recently retired or will be transitioning to new positions, and depends in part on their skills and knowledge to implement. Our focus on new growth and investment initiatives may require additional management expertise to successfully execute our strategy. We may not be able to offset the impact on our business of the loss of the services of our senior-level management team or other key officers or employees or be able to recruit additional or replacement talent, which could negatively impact our business, financial condition and results of operations.
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
If we experience significant growth in the future, such growth could place additional demands on our resources and increase our expenses, as we will have to commit additional management, operational and financial resources to maintain appropriate operational and financial systems to adequately support expansion. There can be no assurance we will be able to manage our expanding operations effectively or we will be able to maintain or accelerate our growth, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations. Any failure to manage our growth could adversely affect our ability to generate revenue and control our expenses, which could adversely affect our business, financial condition and results of operations. Moreover, we may have to delay, alter or eliminate the implementation of certain aspects of our growth strategy due to events beyond our control, including, but not limited to, changes in general economic conditions and commercial real estate market conditions. Such delays or changes to our growth strategy may adversely affect our business.
Our growth plan includes completing acquisitions, which may or may not happen depending on the acquisition opportunities that are available in the marketplace.
Our ability to grow by acquiring companies or assets and by making investments to complement our existing businesses will depend upon the availability of suitable acquisition candidates. If we are unable to find suitable acquisition candidates, if we are unable to attract the interest of such candidates, or if we are unable to successfully negotiate and complete such acquisitions, that could limit our ability to grow.
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
In addition, the acquisitions of businesses involve risks that the businesses acquired will not perform in accordance with expectations, that the expected synergies associated with acquisitions will not be achieved, that we will experience attrition from professionals licensed or associated with the acquired companies and that business judgments concerning the value, strengths and weaknesses of the businesses acquired will prove incorrect, which could have an adverse effect on our business, financial condition and results of operations.
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
Co-Chairman
and founder owns a significant portion of our common stock, which may prevent other stockholders from influencing significant decisions, and the sale of such stock may depress the price of our common stock and impair our ability to raise capital.
George M. Marcus, our
Co-Chairman
and founder beneficially owns approximately 15.7 million shares, or approximately 40% of our outstanding common stock as of December 31, 2019. Because of Mr. Marcus’s substantial ownership of our outstanding common stock, he may be able to significantly influence the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock. Mr. Marcus’ shares may also be sold in a public or private sale which could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities.

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.
Volatility in the market price of our common stock may prevent shareholders from being able to sell shares of our common stock at or above the price shareholders paid for them. The market price for our common stock could fluctuate significantly for various reasons, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior investment sales and financing professionals and management; the introduction of new services by us or our competitors; acquisitions, strategic alliances or joint ventures involving us or our competitors; and general global and domestic economic, credit and liquidity issues, market or political conditions. For example, during the two-year
period ended December 31, 2019, the price of our shares has ranged from a high of $43.50 per share to a low of $27.84 per share.
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
George M. Marcus serves as a
Co-Chairman
of our board of directors and is Chairman of the board of directors of MMC. In addition, Mr. Marcus beneficially owns substantially all of the outstanding stock of MMC. His position at MMC and the ownership of any MMC equity or equity awards creates or may create the appearance of conflicts of interest if and when he is faced with decisions that could have different implications for MMC and for us.
If securities analysts do not publish research or reports about our business or if they downgrade our Company or our sector, or we do not meet expectations of the analysts the price of our common stock could decline.
The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. These research reports about our business may contain information about us, including but not limited to estimates of our future results of operations and stock price. We do not control these analysts, nor can we assure that any analysts will continue to follow us, issue research reports or publish information that accurately predicts our actual results or stock price. Furthermore, if we do not meet the expectations of industry or financial analysts or one or more of the analysts who do cover us downgrades our Company or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our Company, we could lose visibility in the market, which in turn could cause the price of our common stock to decline.
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
We lease all of our brokerage offices (typically less than 12,000 square feet) and other support facilities in United States and Canada. We believe that our current facilities are adequate to meet our needs through the end of 2020; however, as we continue to expand in various midmarket locations and grow our market share in existing metropolitan areas, we may need to lease additional space.
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
For information on our legal proceedings, see Note 16 – “Commitments and Contingencies” of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “MMI”.
As of February 18, 2020, there were 13 stockholders of record, and the closing price of our common stock was $37.33 per share as reported on the NYSE.
Stock Performance Graph
The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marcus & Millichap, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE Group, Inc., JLL and HFF Inc. (through July 2019 when it was acquired by JLL) (collectively “Peer Group”). These companies represent our primary competitors that have been publicly traded over the last five years with certain business lines reasonably comparable to ours. The graph assumes that $100 was invested at the market close on December 31, 2014 in the common stock of Marcus & Millichap Inc., the S&P 500 Index and the Peer Group, and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	Base Period 12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Marcus & Millichap, Inc.	100.00	87.64	80.36	98.08	103.25	112.03
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	102.37	83.72	119.62	106.05	157.24
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.

Item 6. Selected Financial Data
The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
The following table presents the consolidated statement of income data for the years ended December 31, 2019, 2018 and 2017, and the consolidated balance sheet data at December 31, 2019 and 2018. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form
 10-K.
The table also presents the consolidated statement of income data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data at December 31, 2017, 2016 and 2015, which are derived from our audited consolidated financial statements that are not included in this Annual Report on Form
 10-K.
Our historical results are not necessarily indicative of our results in any future period.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands except per share, investment sales and financing professional and sales volume amounts)
Statement of Income Data:
Total revenues	$806,428	$814,816	$719,700	$717,450	$689,055
Cost of services	498,878	502,883	446,557	444,768	423,389
Operating income	96,423	112,287	96,132	106,501	114,651
Provision for income taxes (1)	30,582	29,963	47,702	42,445	47,018

Net income	$76,930	$87,257	$51,524	$64,657	$66,350

Earnings per share:
Basic	$1.95	$2.23	$1.32	$1.66	$1.71
Diluted	$1.95	$2.22	$1.32	$1.66	$1.69
Weighted average common shares outstanding:
Basic	39,404	39,149	38,988	38,899	38,848
Diluted	39,548	39,383	39,100	39,035	39,162
Balance Sheet Data:
Cash and cash equivalents	$232,670	$214,683	$220,786	$187,371	$96,185
Marketable securities, available-for-sale (2)	$211,561	$220,645	$125,659	$104,929	$134,255
Total assets	$709,034	$566,380	$459,664	$394,016	$321,225
Long-term liabilities	$112,322	$63,950	$61,517	$56,986	$57,224
Total liabilities	$214,127	$156,806	$144,776	$135,162	$132,235
Total stockholders’ equity	$494,907	$409,574	$314,888	$258,854	$188,990
Other Data:
Adjusted EBITDA (3)	$115,551	$129,457	$111,716	$118,296	$124,140
Investment sales and financing professionals	2,021	1,977	1,819	1,737	1,607
Sales volume (dollars in millions)	$49,706	$46,355	$42,191	$42,312	$37,847
(1)	Provision for income taxes for 2017 includes a
one-time
charge in the amount of $11.6 million in connection with the remeasurement of deferred tax assets, net due to enactment of the Tax Cuts and Jobs Act, which reduced the U.S. federal statutory corporate tax rate from 35% to 21% starting in 2018. In addition, we adopted Accounting Standards Update No.
 2016-09,
Improvements to Employee Share-Based Payment Accounting
in 2017 that required any windfall tax benefits, net of shortfalls, to be recorded as a discrete item in our provision for income taxes. These windfalls/shortfalls arise from the difference in the grant date price and the vesting date price of employee and non-employee
directors’ vesting of equity awards granted under our Amended and Restated 2013 Omnibus Equity Incentive Plan. Prior to 2017, windfalls tax benefits, net were recorded directly to additional paid in capital.

(2)	Includes both short-term and long-term marketable securities, available-for-sale.
(3)	Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations –
Non-GAAP
Financial Measure.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview –
Factors Affecting Our Business
” of this Annual Report on Form
 10-K.
Overview
Our Business
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years. As of December 31, 2019, we had 2,021 investment sales and financing professionals that are primarily exclusive independent contractors operating in 82 offices who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the year ended December 31, 2019, we closed 9,726 investment sales, financing and other transactions with total sales volume of approximately $49.7 billion. During the year ended December 31, 2018, we closed 9,472 sales, financing and other transactions with total sales volume of approximately $46.4 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing of, commercial properties and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the year ended December 31, 2019, approximately 91% of our revenues were generated from real estate brokerage commissions, 8% from financing fees and 1% from other revenues, including consulting and advisory services.
During 2019, we acquired one business that was accounted for as a business combination and the results have been included in our consolidated financial statements beginning on the acquisition date. This acquisition expanded our network of real estate sales professionals and provided further diversification to our real estate brokerage services.
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

The U.S. economy maintained moderate, but steady growth in the fourth quarter of 2019. It appears the low inflation, low unemployment climate has granted the Federal Reserve policy latitude, allowing them to maintain low interest rates. Steady job creation, averaging 176,000 (based on data from the Bureau of Labor Statistics) positions per month last year, and moderate wage growth may sustain above-average household formation and consumption levels, contributing to economic growth this year. This momentum may be partially offset by uncertainty surrounding the upcoming elections, geopolitical tensions in the Middle East and concerns about the potential contagion risks of the Coronavirus.
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
Commercial real estate supply and demand remain in alignment, with vacancy rates generally holding steady at cycle-low
levels. The tight labor market and the accelerated pace of household formation continues to drive strong apartment housing demand, particularly in the workforce housing segments. Real estate sectors supported by consumption and discretionary spending remain stable, with hotel and self-storage space demand outpacing historical averages, while retail demand has balanced with the very limited construction levels. Industrial space demand, which has been more sensitive to risks sparked by the trade war and other international factors, has tapered in recent months, curtailing space absorption. In conjunction with elevated big-box
construction, industrial vacancy levels have ticked up from the record-low
levels set last year. Office space demand remains stable as positive job creation balances with decreased square footage per employee to keep vacancy rates flat.
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
Market liquidity remains elevated despite lenders’ modest tightening of underwriting standards. The broad range of capital sources, including the increased multifamily lending available through Fannie Mae and Freddie Mac, may sustain mainstream lending activity. Capital available for value-add
concepts and outlying markets appears to remain strong, but often includes secondary and mezzanine financing options. The Federal Reserve’s commitment to keeping rates low, reiterated at their January 2020 meeting, has helped keep the
10-year
Treasury in the 1.6% range, exceptionally low by historical measures. This could offer buyers increased positive leverage, which could support more aggressive bids on acquisitions, but sellers continue to price assets at a premium, keeping the bid-ask
spread widened. Sales activity continues to fluctuate on a
quarter-by-quarter
basis.
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

Low interest rates and steady yields have continued to attract investment to real estate through direct investment as well as a multitude of REITs, equity funds and syndication options. Despite the compelling yield options and strong fundamentals across most property types, buyers remain cautious about the economic outlook and risks that may emerge during their target hold period. In many cases, investors are underwriting to a more conservative long-term outlook. Sellers, however, have been slow to reduce asking prices, and a transactional hurdle has emerged. The gap in pricing expectations is expected to remain a modest but steady headwind, extending asset marketing and closing timelines.
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
Financing fees
We earn financing fees by securing financing on purchase transactions or by securing refinancing of our clients’ existing mortgage debt. We recognize financing fee revenues at the time the loan closes, and we have no remaining significant obligations for performance in connection with the transaction. To a lesser extent, we also earn mortgage servicing revenue, mortgage servicing fees and ancillary fees associated with financing activities. We recognize mortgage servicing revenues upon the acquisition of a servicing obligation. We generate mortgage servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related mortgage servicing functions, activities and services.
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
Results of Operations
Following is a discussion of our results of operations for the years ended December 31, 2019, 2018 and 2017. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the years ended December 31, 2019, 2018 and 2017, we closed more than 9,700, 9,400 and 8,900 investment sales, financing and other transactions, respectively, with total sales volume of approximately $49.7 billion, $46.4 billion and $42.2 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Years Ended December 31,
	2019	2018	2017
Real Estate Brokerage:
Average Number of Investment Sales Professionals	1,843	1,726	1,649
Average Number of Transactions per Investment Sales Professional	3.82	4.10	3.98
Average Commission per Transaction	$103,572	$105,574	$98,963
Average Commission Rate	1.98%	2.07%	2.13%
Average Transaction Size (in thousands)	$5,234	$5,095	$4,644
Total Number of Transactions	7,042	7,079	6,562
Total Sales Volume (in millions)	$36,858	$36,070	$30,475

	Years Ended December 31,
	2019	2018	2017
Financing (1) :
Average Number of Financing Professionals	102	100	95
Average Number of Transactions per Financing Professional	19.06	16.78	17.97
Average Fee per Transaction	$32,680	$33,176	$28,960
Average Fee Rate	0.88%	0.89%	0.88%
Average Transaction Size (in thousands)	$3,693	$3,716	$3,299
Total Number of Transactions	1,944	1,678	1,707
Total Financing Volume (in millions)	$7,180	$6,236	$5,632
(1)	Operating metrics calculated excluding certain financing fees not directly associated to transactions.

Comparison of Years Ended December 31, 2019 and 2018
Below are key operating results for the year ended December 31, 2019 compared to the results for the year ended December 31, 2018 (dollars in thousands):

	Year Ended December 31, 2019	Percentage of Revenue	Year Ended December 31, 2018	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$729,356	90.4%	$747,355	91.7%	$(17,999)	(2.4)%
Financing fees	66,293	8.2	57,817	7.1	8,476	14.7
Other revenues	10,779	1.4	9,644	1.2	1,135	11.8

Total revenues	806,428	100.0	814,816	100.0	(8,388)	(1.0)

Operating expenses:
Cost of services	498,878	61.9	502,883	61.7	(4,005)	(0.8)
Selling, general and administrative expense	203,110	25.1	193,349	23.7	9,761	5.0
Depreciation and amortization expense	8,017	1.0	6,297	0.8	1,720	27.3

Total operating expenses	710,005	88.0	702,529	86.2	7,476	1.1

Operating income	96,423	12.0	112,287	13.8	(15,864)	(14.1)
Other income (expense), net	12,477	1.5	6,333	0.8	6,144	97.0
Interest expense	(1,388)	(0.2)	(1,400)	(0.2)	12	(0.9)

Income before provision for income taxes	107,512	13.3	117,220	14.4	(9,708)	(8.3)
Provision for income taxes	30,582	3.8	29,963	3.7	619	2.1

Net income	$76,930	9.5%	$87,257	10.7%	$(10,327)	(11.8)%

Adjusted EBITDA (1)	$115,551	14.3%	$129,457	15.9%	$(13,906)	(10.7)%

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”
Revenues
Our total revenues were $806.4 million in 2019 compared to $814.8 million in 2018, a decrease of $8.4 million, or 1.0%. Total revenues decreased as a result of decreased real estate brokerage commissions, partially offset by increases in financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions decreased to $729.4 million in 2019 from $747.4 million in 2018, a decrease of $18.0 million, or 2.4%. The decrease was primarily driven by the decrease in the average commission rate to 1.98% in 2019 compared to 2.07% in 2018 despite the 2.2% increase in total investment sales volume in 2019 compared to 2018. The 9 basis point decrease in average commission rate was the result of the 2.7% increase in the average transaction size. Commission rates for larger investment sales are generally lower than commission rates for smaller sales.

Financing fees.
Revenues from financing fees increased to $66.3 million in 2019 from $57.8 million in 2018, an increase of $8.5 million, or 14.7%. The increase was in part spurred by growth from acquisitions during 2018 and was primarily driven by a 15.1% increase in financing volume. The increase in financing volume was in part due to an increase in refinancing activity resulting from a reduction in interest rates. The average fee rate for 2019 was comparable to the average fee rate for 2018. Financing volume was primarily impacted by the 15.9% increase in the number of financing transactions as there was little change in the average transaction size.
Other revenues.
Other revenues increased to $10.8 million in 2019 from $9.6 million in 2018, an increase of $1.1 million or 11.8%. The increase was primarily driven by increases in consulting and advisory services during 2019 compared to the same period in 2018.
Total operating expenses
Our total operating expenses were $710.0 million in 2019 compared to $702.5 million in 2018, an increase of $7.5 million, or 1.1%. The increase was primarily due to increases in selling, general and administrative costs and to a lesser extent depreciation and amortization, partially offset by a decrease in costs of services, which are primarily variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, as described below.
Cost of services.
 Cost of services in 2019 decreased $4.0 million, or 0.8%, to $498.9 million from $502.9 million in 2018. The decrease was primarily due to decreased commission expenses driven by the related decreased total revenues noted above. Cost of services as a percent of total revenues slightly increased to 61.9% for 2019 compared to 61.7% for 2018 primarily due to mix in brokerage compensation.
Selling, general and administrative expense.
Selling, general and administrative expense in 2019 increased $9.8 million, or 5.0%, to $203.1 million from $193.3 million in 2018. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $7.2 million increase in sales operations support and promotional marketing expenses; (ii) a $3.2 million increase in facilities expenses due to expansion of offices; (iii) a $3.1 million increase in net other expense categories, primarily driven by an increase in certain licensing fees; and (iv) a $0.1 million increase in compensation related costs, primarily driven by increases in salaries and related benefits and deferred compensation obligations, partially offset by the reduction in management compensation. These increases were partially offset by a $2.7 million decrease in stock-based compensation primarily driven by the restricted stock units, which were granted in connection with our initial public offering, vesting in full in January 2019, and a $1.1 million decrease in legal costs.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $8.0 million in 2019 from $6.3 million in 2018, an increase of $1.7 million, or 27.3%. The increase was primarily driven by amortization of intangible assets, capital expenditures due to our expansion and growth and MSRs.
Other income (expense), net
Other income (expense), net increased to $12.5 million in 2019 from $6.3 million in 2018, an increase of $6.1 million, or 97.0%. The increase was primarily driven by increases in interest income on our investments in marketable securities, available-for-sale,
an increase in the value of our deferred compensation plan assets and foreign currency gains (losses).
Interest expense
There were no significant changes in interest expenses in 2019 as compared to 2018.

Provision for income taxes
The provision for income taxes was $30.6 million for 2019 compared to $30.0 million in 2018, an increase of $0.6 million, or 2.1%. The effective tax rate for 2019 was 28.4%, compared with 25.6% in 2018. The increase in the effective tax rate was primarily due to reduced windfall tax benefits recognized in 2019 compared to $1.5 million recognized in 2018 primarily as a result of no deferred stock units settling in 2019, an increase in our consolidated state tax rate and an increase in the valuation allowance with respect to our Canadian operations.
Comparison of Years Ended December 31, 2018 and 2017
A discussion regarding our results of operations for the year ended December 31, 2018 compared to the results for the year ended December 31, 2017 can be found under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019, which is available on the SEC’s website at
www.sec.gov
and the Investor Relations section of our website at
www.MarcusMillichap.com
.
Non-GAAP
Financial Measure
In this Annual Report on Form
10-K,
we include a
non-GAAP
financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization, stock-based compensation and other non-cash
items, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income and other, including net realized gains (losses) on marketable securities, available-for-sale
and cash and cash equivalents, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation, and (vi)
 non-cash
MSR activity. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful tool to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash
items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017	2016	2015
Net income	$76,930	$87,257	$51,524	$64,657	$66,350
Adjustments:
Interest income and other (1)	(10,322)	(7,052)	(3,514)	(1,761)	(1,373)
Interest expense	1,388	1,400	1,496	1,533	1,726
Provision for income taxes (2)	30,582	29,963	47,702	42,445	47,018
Depreciation and amortization	8,017	6,297	5,363	4,387	3,305
Stock-based compensation	9,278	11,983	9,145	7,035	7,114
Non-cash MSR activity (3)	(322)	(391)	—	—	—

Adjusted EBITDA (4)	$115,551	$129,457	$111,716	$118,296	$124,140

(1)	Other includes net realized gains (losses) on marketable securities available-for-sale.

(2)	The year ended December 31, 2017, includes a
one-time
charge in the amount of $11.6 million in connection with the remeasurement of deferred tax assets, net due to enactment of Tax Cuts and Jobs Act, which reduced the U.S. federal statutory corporate tax rate from 35% to 21% starting in 2018. In addition, we adopted a new accounting pronouncement in 2017 that required any windfall tax benefits, net of shortfalls to be recorded as a discrete item in our provision for income taxes. Prior to 2017, windfalls tax benefits, net were recorded directly to additional paid in capital. These windfalls/shortfalls arise from the difference in the grant date price and the vesting date price of employee and non-employee
directors vesting of equity awards granted under our 2013 Plan.

(3)	Non-cash MSR activity includes the assumption of servicing obligations.

(4)	The decrease in Adjusted EBITDA for the year ended December 31, 2019 compared to the same period in 2018 is primarily due to lower total revenues and a higher proportion of operating expenses compared to total revenues.

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
Cash Flows
Our total cash and cash equivalents balance increased by $18.0 million to $232.7 million at December 31, 2019, compared to $214.7 million at December 31, 2018. The following table sets forth our summary cash flows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$25,287	$117,314	$66,537
Net cash used in investing activities	(3,422)	(117,980)	(27,338)
Net cash used in financing activities	(3,878)	(5,437)	(5,784)

Net increase (decrease) in cash and cash equivalents	17,987	(6,103)	33,415
Cash and cash equivalents at beginning of year	214,683	220,786	187,371

Cash and cash equivalents at end of year	$232,670	$214,683	$220,786

Operating Activities
2019 Compared to 2018
. Cash flows provided by operating activities were $25.3 million in 2019 compared to cash flows provided by operating activities of $117.3 million in 2018. Net cash provided by operating activities is driven by our net income adjusted for non-cash
items and changes in operating assets and liabilities. The $92.0 million decrease in operating cash flows for 2019 compared to 2018 was primarily due to a decrease in our real estate brokerage revenue and a higher proportion of operating expenses compared to total revenues, differences in timing of certain payments and receipts, an increase in advances to our investment sales and financing professionals, an increase in bonus payments in 2019 related to bonuses earned based on 2018 performance, and a reduction in the discretionary deferral of certain commissions.

Investing Activities
2019 Compared to 2018
. Cash flows used in investing activities were $3.4 million for 2019 compared to cash flows used in investing activities of $118.0 million for the same period in 2018. The $114.6 million decreased usage in cash for investing activities in 2019 compared to 2018 was primarily due to $11.6 million in net proceeds from sales and maturities of marketable securities, available-for-sale
for 2019 compared to $94.5 million in net purchases of marketable securities, available-for-sale
for 2018 and an additional net $8.8 million of outflow for acquisitions in 2018 over acquisition activity in 2019. See Note 6 – “Acquisitions, Goodwill and Other Intangible Assets” of our Notes to Consolidated Financial Statements for additional information.
Financing Activities
2019 Compared to 2018
. Cash flows used in financing activities were $3.9 million for 2019 compared to $5.4 million for the same period in 2018. The change in cash flows used in financing activities for 2019 compared to 2018 was primarily impacted by taxes paid related to net share settlement of stock-based awards and payments for contingent consideration in 2019 with no such comparable outflow for the same period in 2019. See Note 12 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements for additional information.
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
Credit Agreement
We have a Credit Agreement with Wells Fargo Bank, National Association for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2022 (the “Credit Agreement”). See Note 16 – “Commitments and Contingencies” of our Notes to Consolidated Financial Statements for additional information on the Credit Agreement.

Contractual Obligations and Commitments
The contractual obligations and other commitments consisted of the following at December 31, 2019 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other (8)
Operating lease liabilities, including imputed interest (1)	$89,241	$21,262	$33,889	$21,317	$12,773	$—
SARs liability (principal and interest) (2)	25,880	2,080	4,408	2,334	17,058	—
Notes payable (principal and interest) (3)	6,897	6,897	—	—	—	—
Deferred commissions payable (4)	34,158	13,339	20,819	—	—	—
Deferred compensation liability (5)	8,241	1,553	2,126	34	—	4,528
Contingent consideration (6)	4,788	1,238	2,163	1,142	245	—
Other (7)	2,146	1,235	—	—	—	911

	$171,351	$47,604	$63,405	$24,827	$30,076	$5,439

(1)	See Note 4 – “Operating Leases” of our Notes to the Consolidated Financial Statements.
(2)	Forecasted principal payments are based on each participant’s estimated retirement age and contractual interest rate of 3.920% on January 1, 2020 and reflect required payments that result from the retirement of certain executives. See Note 7 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(3)	See Note 8– “Notes Payable to Former Stockholders” of our Notes to the Consolidated Financial Statements.
(4)	Includes short-term and long-term deferred commissions payable. See Note 7 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(5)	Represents current estimated payouts for participants currently receiving payments based on their elections at the time of deferral. We hold assets held in rabbi trust of $9.5 million to settle outstanding amounts when they become due. Amounts assume no increase in asset or liability due to future returns.
See Note 7 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(6)	Relates to contingent consideration in connection with our business acquisitions. See Note 6 – “Acquisitions, Goodwill and Other Intangible Assets” and Note 10 – “Fair Value Measurements” of our Notes to the Consolidated Financial Statements.
(7)	Relates to amounts that may be advanced to sales and financing professionals and uncertain tax positions. See Note 13 – “Income Taxes” and Note 16 – “Commitments and Contingencies” of our Notes to the Consolidated Financial Statements.
(8)	Amounts in Other represent amounts where payments are dependent on future events, which may occur at any time from less than 1 year to more than 5 years and relates to our deferred compensation liability and uncertain tax positions. Payments for deferred compensation liability are based on the participants’ elections at the time of deferral. The net liability for uncertain tax positions may be payable by us in the future. The ultimate resolution depends on many factors and assumptions; accordingly, we are not able to reasonably estimate the timing of such payments, if any.
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
Because of the nature of our business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, our tax position can be complex. As such, our effective tax rate is subject to changes as a result of fluctuations in the mix of our activity in various jurisdictions in which we operate including changes in tax rates, state apportionment, tax related interest and penalties, valuation allowances and other permanent items. Calculating some of the amounts involves a high degree of judgment.
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
Right-of-use
assets (“ROU assets”) represent our right to use an underlying asset for the lease term and lease liabilities represent our contractual obligation to make lease payments under the lease. Operating leases are included in the operating lease ROU assets, non-current,
and operating lease liabilities, current and
non-current,
captions in the consolidated balance sheets.

Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all of which add complexity and impact the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. We use the implicit rate in the lease when determinable. As most of our leases do not have a determinable implicit rate, determining the rate to be used in our calculations is judgmental. We use a derived incremental borrowing rate based on borrowing options under our credit agreement and apply a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. We typically lease general purpose built-out
office space, which reverts to the lessor upon termination of the lease. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
We have lease agreements with lease and
non-lease
components, which are accounted for as a single lease component. Lease cost is recognized on a straight-line basis over the lease term. Variable lease payments consist of common area costs, insurance, taxes utilities, parking and other lease related costs, which are determined principally based on billings from landlords.
Investments in Marketable Securities,
Available-for-Sale
We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. We consider our investment in marketable securities to be available-for-sale.
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
We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. Calculating an impairment charge requires a high degree of judgment. In making this judgment, we evaluate, among other items, the time frame and extent to which the fair market value of a security is less than its amortized cost, the financial condition of the issuer and any changes thereto, changes in market interest rates and our intent and ability to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. We typically invest in highly-rated securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy generally requires investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form
10-K.
The accounting pronouncement related to leases had a material impact on our consolidated balance sheet as of December 31, 2019 but did not have a material impact on the consolidated statement of net and comprehensive income for the year ended December 31, 2019. Although we do not believe any of the other accounting pronouncements listed in that note will have a significant impact on our business, we are still in the process of determining the impact of the new pronouncements may have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. government and federal agency, corporate debt, asset backed securities and other. As of December 31, 2019, the fair value of investments in marketable securities, available-for-sale
was $211.6 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA+ as of December 31, 2019. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to market risk. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. The following table sets forth the impact on the fair value of our investments as of December 31, 2019 from changes in interest rates based on the weighted average duration of the securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$4,320
1% Decrease	$2,333
1% Increase	$(2,333)
2% Increase	$(4,664)

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
15(e) and
15d-
15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form
10-K,
based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on such evaluation, our management has concluded that as of December 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act.
Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In conducting its assessment, management used the criteria issued by COSO. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria. The effectiveness of internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The names and ages of our executive officers and directors as of March 2, 2020 are as follows:

Name	Age	Position(s)
Hessam Nadji	54	President, Chief Executive Officer and Director
Martin E. Louie	58	Chief Financial Officer
Gregory A. LaBerge	49	First Vice President, Chief Administrative Officer

Hessam Nadji
Mr. Nadji has served as President and Chief Executive Officer and as a director of the Company since March 2016. Mr. Nadji previously served as senior executive vice president and chief strategy officer. He joined the Company as vice president of research in 1996 and held various other senior management roles through the years, including chief marketing officer and head of the Company’s specialty brokerage divisions. He played a leading role in the Company’s initial public offering in 2013. Mr. Nadji received a B.S. in information management and computer science from City University in Seattle and has over 30 years of experience working in the real estate industry.
Martin E. Louie
Mr. Louie has served as Chief Financial Officer since 2010. Prior to becoming Chief Financial Officer, Mr. Louie was First Vice President of Finance beginning in 2009, and Vice President of Finance from 2006 to 2009. Mr. Louie has served as a senior financial executive with worldwide responsibilities for various companies, including Sony Pictures Entertainment, The Walt Disney Co., Infineon Technologies and West Marine. In those roles, he was responsible for accounting, strategic planning, financial planning and analysis, treasury and investor relations. Prior to that, Mr. Louie, who is a CPA, was with KPMG. As previously announced, Mr. Louie will be stepping down as Chief Financial Officer to assume a new position within the Company focusing on corporate initiatives once his successor has been appointed. Mr. Louie received a B.A. in Economics from the University of California, Los Angeles and an MBA in Finance from the University of Southern California.
Gregory A. LaBerge
Mr. LaBerge has served as First Vice President and Chief Administrative Officer since 2015. Mr. LaBerge joined Marcus & Millichap in 2005 as an investment broker, became a regional manager in 2008, and was named national director of our National Hospitality Group in 2012. Prior to that, he worked for 10 years as a management consultant, five years with Ernst & Young, and for Diamond Technology Partners (now part of PricewaterhouseCoopers). His expertise was in working with Fortune 500 companies on strategic and operational initiatives. Mr. LaBerge received his Bachelor of Arts degree in economics from Northwestern University and his M.B.A. from the Kelley School of Business at Indiana University.
Other Proxy Information
Certain information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2020 (“Proxy Statement”), which information will appear under the captions entitled “Corporate Governance-Board Committees and Charters ” and “Other Matters-Delinquent Section 16(a) Reports” in the Proxy Statement.

Code of Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors. The Code of Ethics is posted on our website. The Internet address for our website is www.marcusmillichap.com, and the Code of Ethics may be found as follows:
•	From our main web page, click on “Investor Relations” at the bottom of the main web page.
•	Next click on “Corporate Governance” in the middle navigation bar.
•	Then click on “Governance Documents.”
•	Finally, click on “Code of Ethics.”
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2020, which information will appear under the caption entitled “Compensation Discussion and Analysis” and “Executive Compensation” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2020, which information will appear under the captions entitled “Principal Stockholders” in the Proxy statement.
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2019. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,124,161	$—	5,460,208
Equity compensation plans not approved by security holders	—	—	—

	1,124,161	$—	5,460,208

(1)	Consists of deferred stock units (“DSUs”) and restricted stock units (“RSUs”) granted under our Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”). Excludes restricted stock awards granted under the 2013 Plan, purchase rights granted under our 2013 Employee Stock Purchase Plan (“ESPP”) and cash settled SARs.

(2)	Outstanding DSUs and RSUs have no exercise price.
(3)	Includes 5,255,735 shares available for future issuance under the 2013 Plan. Includes 204,473 shares available for future issuance under the ESPP, including shares subject to purchase during the current offering period, which commenced on November 15, 2019 (the exact number of which will not be known until the purchase date on May 15, 2020). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period may not exceed 1,250 shares.
(4)	Pursuant to the terms of the ESPP, on the first day of each fiscal year, beginning with the 2015 fiscal year, the number of shares authorized for issuance under the ESPP is automatically increased by the lesser of: (i) 366,667 shares of our common stock; (ii) 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Board may determine.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Any information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2020, which information will appear under the captions entitled “Corporate Governance-Director Independence” and “Certain Relationships and Related Party Transactions” in the Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement for our Annual Meeting of Stockholders to be held on May 5, 2020, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2020” in the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form
10-K
beginning on page
F-1.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Net and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
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

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

4.2*	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1
Transition Services Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 filed on November 22, 2013).

10.2†
Form of Indemnification Agreement by and between Marcus & Millichap, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.3†
Amended and Restated 2013 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 16, 2018).

Number	Description

10.4†
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

10.6†
Form of Restricted Stock Award Agreement under 2013 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 21, 2013).

10.7†
Form of Amendment, Restatement and Freezing of Stock Appreciation Rights Agreement (Section 409A grandfathered) (incorporated by reference to Exhibit 10.14 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.8†	Form of Sale Restriction Agreement (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.9†	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 28, 2013).

10.10†	Executive Short-Term Incentive Plan, dated March 13, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 17, 2014).

10.11†
Employment Agreement between the Company and Hessam Nadji effective as of March 31, 2016 (incorporated by reference to Exhibit 10.21 to the registrant’s Current Report on Form 8-K/A (No. 001-36155) filed on April 8, 2016).

10.12†
Marcus & Millichap, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 9, 2018).

10.13
Amended and Restated Credit Agreement, between the Company and Wells Fargo Bank, National Association dated May 28, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 3, 2019).

10.14*	First Amendment to Amended and Restated Credit Agreement, between the Company and Wells Fargo Bank, National Association dated November 27, 2019.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description

101*
The following financial statements from the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensatory plan.

*	Filed herewith.

**	Furnished, not filed.

(c)	Financial Statement Schedules

Not applicable.
Item 16. Form
10-K
Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2020	Marcus & Millichap, Inc.

/s/ Hessam Nadji
Hessam Nadji
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hessam Nadji Hessam Nadji	Director, President and Chief Executive Officer (Principal Executive Officer)	March 2, 2020

/s/ Martin E. Louie Martin E. Louie	Chief Financial Officer (Principal Financial Officer)	March 2, 2020

/s/ Kurt H. Schwarz Kurt H. Schwarz	First Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2020

/s/ George M. Marcus George M. Marcus	Director	March 2, 2020

/s/ William A. Millichap William A. Millichap	Director	March 2, 2020

/s/ Norma J. Lawrence Norma J. Lawrence	Director	March 2, 2020

/s/ Lauralee E. Martin Lauralee E. Martin	Director	March 2, 2020

/ s/ Nicholas F. McClanahan Nicholas F. McClanahan	Director	March 2, 2020

/s/ George T. Shaheen George T. Shaheen	Director	March 2, 2020

/s/ Don C. Watters Don C. Watters	Director	March 2, 2020

MARCUS & MILLICHAP, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Marcus & Millichap, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of net and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical matter or on the accounts or disclosures to which it relates.

Deferred Commissions Payable

Description of the Matter
At December 31, 2019, the Company’s commissions payable to investment sales and financing professionals was $61.5 million. As discussed in Note 7 to the consolidated financial statements, certain investment sales and financing professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. All commissions are recognized as cost of services in the period in which they are earned as they relate to specific transactions closed. The Company has the ability to defer payment of certain commissions, at its election, for up to three years. These payments are referred to as deferred commissions.

Auditing the Company’s deferred commissions was complex with regard to evaluating the completeness of the population of investment sales and financing professionals eligible for deferred commissions and the accuracy of the investment sales and financing professionals’ revenue thresholds used in determining deferred commissions earned.

How We Addressed the Matter in Our Audit

We evaluated the design and tested the operating effectiveness of the Company’s internal controls over the deferred commissions process. For example, we tested controls over the completeness and accuracy of the data used in calculating the deferred commissions, including approvals.

To test the deferred commissions payable, we performed audit procedures that included, among others, performing a predictive test in which we evaluated the completeness of the deferred commissions schedule based on investment sales and financing professionals’ sales performance. Additionally, we performed procedures to obtain evidence of eligibility approval and performed a hindsight analysis to evaluate the amount of cash disbursed to the amount of deferred commissions payable previously accrued.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Los Angeles, California
March 2, 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Marcus & Millichap, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Marcus & Millichap Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of net and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 2, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
March 2, 2020

MARCUS & MILLICHAP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$232,670	$214,683
Commissions receivable	5,003	4,948
Prepaid expenses	10,676	7,904
Income tax receivable	4,999	—
Marketable securities, available-for-sale	150,752	137,436
Other assets, net	6,067	6,368

Total current assets	410,167	371,339
Prepaid rent	—	13,892
Property and equipment, net	22,643	19,550
Operating lease right-of-use assets, net	90,535	—
Marketable securities, available–for-sale	60,809	83,209
Assets held in rabbi trust	9,452	8,268
Deferred tax assets, net	22,122	22,959
Goodwill and other intangible assets, net	22,312	15,385
Other assets	70,994	31,778

Total assets	$709,034	$566,380

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$10,790	$11,035
Notes payable to former stockholders	6,564	1,087
Deferred compensation and commissions	44,301	47,910
Income tax payable	—	4,486
Operating lease liabilities	17,762	—
Accrued bonuses and other employee related expenses	22,388	28,338

Total current liabilities	101,805	92,856
Deferred compensation and commissions	45,628	49,887
Notes payable to former stockholders	—	6,564
Operating lease liabilities	63,155	—
Deferred rent and other liabilities	3,539	7,499

Total liabilities	214,127	156,806

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,153,195 and 38,814,464 at December 31, 2019 and 2018, respectively	4	4
Additional paid-in capital	104,658	97,458
Stock notes receivable from employees	(4)	(4)
Retained earnings	388,271	311,341
Accumulated other comprehensive income	1,978	775

Total stockholders’ equity	494,907	409,574

Total liabilities and stockholders’ equity	$709,034	$566,380

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Real estate brokerage commissions	$729,356	$747,355	$649,393
Financing fees	66,293	57,817	49,653
Other revenues	10,779	9,644	20,654

Total revenues	806,428	814,816	719,700

Operating expenses:
Cost of services	498,878	502,883	446,557
Selling, general and administrative expense	203,110	193,349	171,648
Depreciation and amortization expense	8,017	6,297	5,363

Total operating expenses	710,005	702,529	623,568

Operating income	96,423	112,287	96,132
Other income (expense), net	12,477	6,333	4,590
Interest expense	(1,388)	(1,400)	(1,496)

Income before provision for income taxes	107,512	117,220	99,226
Provision for income taxes	30,582	29,963	47,702

Net income	76,930	87,257	51,524

Other comprehensive income (loss):
Marketable securities, available-for-sale:
Change in unrealized gains (losses)	1,822	(536)	193
Less: reclassification adjustment for net (gains) losses included in other income (expense), net	(43)	7	—

Net change, net of tax of $611, $(177) and $139 for the years ended December 31, 2019, 2018 and 2017, respectively	1,779	(529)	193
Foreign currency translation (loss) gain, net of tax of $0 for each of the years ended December 31, 2019, 2018 and 2017, respectively	(576)	377	(63)

Total other comprehensive income (loss)	1,203	(152)	130

Comprehensive income	$78,133	$87,105	$51,654

Earnings per share:
Basic	$1.95	$2.23	$1.32
Diluted	$1.95	$2.22	$1.32
Weighted average common shares outstanding:
Basic	39,404	39,149	38,988
Diluted	39,548	39,383	39,100

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2 016	—	$—	37,882,266	$4	$85,445	$(4)	$172,599	$810	$258,854
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	85	—	(52)	—	33

Balance at January 1, 2017, as adjusted	—	—	37,882,266	4	85,530	(4)	172,547	810	258,887
Net and comprehensive income	—	—	—	—	—	—	51,524	130	51,654
Stock-based award activity:
Stock-based compensation	—	—	—	—	9,145	—	—	—	9,145
Issuance of common stock pursuant to employee stock purchase plan	—	—	30,209	—	653	—	—	—	653
Issuance of common stock for settlement of deferred stock units	—	—	351,801	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	284,837	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,538	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(192,640)	—	(5,451)	—	—	—	(5,451)

Balance as of December 31, 2017	—	—	38,374,011	4	89,877	(4)	224,071	940	314,888
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	13	(13)	—

Balance at January 1, 2018, as adjusted	—	—	38,374,011	4	89,877	(4)	224,084	927	314,888
Net and comprehensive income (loss)	—	—	—	—	—	—	87,257	(152)	87,105
Stock-based award activity:
Stock-based compensation	—	—	—	—	11,983	—	—	—	11,983
Issuance of common stock pursuant to employee stock purchase plan	—	—	21,001	—	621	—	—	—	621
Issuance of common stock for settlement of deferred stock units	—	—	237,052	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	317,236	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,852	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(147,688)	—	(5,023)	—	—	—	(5,023)

Balance as of December 31, 2018	—	—	38,814,464	4	97,458	(4)	311,341	775	409,574
Net and comprehensive income	—	—	—	—	—	—	76,930	1,203	78,133
Stock-based award activity:
Stock-based compensation	—	—	—	—	9,278	—	—	—	9,278
Issuance of common stock pursuant to employee stock purchase plan	—	—	21,421	—	657	—	—	—	657
Issuance of common stock for vesting of restricted stock units	—	—	378,194	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,806	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(73,690)	—	(2,735)	—	—	—	(2,735)

Balance as of December 31, 2019	—	$—	39,153,195	$4	$104,658	$(4)	$388,271	$1,978	$494,907

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$76,930	$87,257	$51,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,017	6,297	5,363
Amortization of right-of-use assets	21,207	—	—
Provision for bad debt expense	114	291	219
Stock-based compensation	9,278	11,983	9,145
Deferred taxes, net	226	(142)	12,825
Net realized gains on marketable securities, available-for-sale	(87)	(10)	(2)
Other non-cash items	(176)	(194)	108
Changes in operating assets and liabilities:
Commissions receivable	(55)	4,783	(4,777)
Prepaid expenses	(2,740)	1,757	(1,567)
Prepaid rent	—	1,500	(2,107)
Assets held in rabbi trust	—	—	(700)
Other assets, net	(45,176)	(7,247)	(13,665)
Accounts payable and other liabilities	(486)	226	(572)
Income tax receivable/payable	(9,485)	5,794	(126)
Accrued bonuses and other employee related expenses	(5,889)	4,676	1,782
Deferred compensation and commissions	(8,975)	(438)	8,427
Operating lease liabilities	(17,102)	—	—
Deferred rent and other liabilities	(314)	781	660

Net cash provided by operating activities	25,287	117,314	66,537

Cash flows from investing activities
Acquisitions, net of cash received	(6,083)	(14,926)	—
Purchases of marketable securities, available-for-sale	(168,083)	(208,460)	(65,093)
Proceeds from sales and maturities of marketable securities, available-for-sale	179,693	113,911	44,753
Payments received on employee notes receivable	42	18	27
Issuances of employee notes receivable	(200)	(451)	(481)
Purchase of property and equipment	(8,812)	(8,072)	(6,554)
Proceeds from sale of property and equipment	21	—	10

Net cash used in investing activities	(3,422)	(117,980)	(27,338)

Cash flows from financing activities
Proceeds from issuance of shares pursuant to employee stock purchase plan	657	621	653
Taxes paid related to net share settlement of stock-based awards	(2,735)	(5,023)	(5,451)
Principal payments on notes payable to former stockholders	(1,087)	(1,035)	(986)
Principal payments on stock appreciation rights liability	(185)	—	—
Payments of contingent consideration	(528)	—	—

Net cash used in financing activities	(3,878)	(5,437)	(5,784)

Net increase (decrease) in cash and cash equivalents	17,987	(6,103)	33,415
Cash and cash equivalents at beginning of year	214,683	220,786	187,371

Cash and cash equivalents at end of year	$232,670	$214,683	$220,786

Supplemental disclosures of cash flow information
Interest paid during the period	$2,107	$2,195	$1,912

Income taxes paid, net	$39,841	$24,311	$35,002

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements
1.	Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of December 31, 2019, MMI operates 82 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
2.	Accounting Policies and Recent Accounting Pronouncements

Accounting Policies
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. At December 31, 2019 and 2018, portions of the balance of cash and cash equivalents were held in financial institutions, various money market funds with fixed and floating net asset values and short-term commercial paper. Money market funds have floating net asset values and may be subject to gating or liquidity fees. Management believes the likelihood of realizing material losses from cash and cash equivalents, including the excess of cash balances over federally insured limits, is remote.
Revenue Recognition
The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. The Company generates financing fees from securing financing on purchase transactions, from refinancing its clients’ existing mortgage debt and other financing

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
activities, including mortgage servicing. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. The Company’s contracts contain one performance obligation related to its real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate, and provide that it is operating as a principal in all its revenue generating activities. The Company does not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. Accordingly, the Company determined that the transaction price is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue in principally all cases at the close of escrow for real estate brokerage, at the close of loan for financing, when services are provided, or upon closing of the transaction for other revenues.
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
The Company measures MSRs at fair value on a nonrecurring basis. MSRs are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The estimated fair value of the Company’s MSRs were developed using a discounted cash flow model that calculates the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset.
In connection with MSR activities, the Company holds funds in escrow for the benefit of the lenders. These funds and the offsetting obligations are not presented in the Company’s consolidated financial statements as they do not represent assets and liabilities of the Company.
The Company recognizes mortgage servicing revenues upon the acquisition of a servicing contract. The Company records servicing fees when earned provided the loans are current and the debt service payments are made by the borrowers. MSRs and related servicing fees are recorded in financing fees in the accompanying consolidated statements of net and comprehensive income.
Capitalization of Internal Software
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Commissions Receivable
Commissions receivable consists of commissions earned on brokerage and financing transactions for which payment has not yet been received. The Company evaluates the need for an allowance for doubtful accounts based on the specific-identification of potentially uncollectible accounts. The majority of commissions receivable are settled within 10 days after the close of escrow. As a result, the Company did not require an allowance for commissions receivable at December 31, 2019 and 2018.
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
Investments in Marketable Securities,
Available-for-Sale
The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities (“ABS”) and other. The Company considers its investment in marketable securities to be available-for-sale.
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
Calculating an impairment charge requires a high degree of judgment.
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
Assets Held in Rabbi Trust
The Company maintains a
non-qualified
deferred compensation program for certain employees. Deferred amounts are invested in variable whole life insurance policies owned by the Company supporting the deferred obligation and are held in a rabbi trust. Participants elect to invest in various hypothetical equity and debt securities offered within the plan on a notional basis. The net change in the carrying value of the underlying assets held in the rabbi trust is recorded in other income (expense), net. The change in the deferred compensation liability as a result the change in the notional value of the participants accounts is recorded as a component of selling, general and administrative expense in the consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Fair Value Measurements
U.S. GAAP defines the fair value of a financial instrument as the amount that would be received from the sale of an asset in an orderly transaction between market participants at the measurement date. The Company is responsible for the determination of fair value and the supporting methodologies and assumptions. The Company uses various pricing sources and third parties to provide and validate the values utilized.
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
•
Level 3:
Unobservable inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Management estimates include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
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
Contingent consideration in connection with acquisitions, is carried at fair value and determined on a contract-by-contract
basis, calculated using a probability weighted discounted cash flow model based on the probability of achieving EBITDA and other performance and service requirements (refer to Note 10 – “Fair Value Measurements”), and is a Level 3 measurement. The Company has experienced little volatility in the unobservable inputs used during the periods presented. Additionally, the Company does not expect to see much volatility in the unobservable inputs for the foreseeable future.
Nonrecurring Fair Value Measurements
In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of MSRs, intangibles, goodwill and other assets for

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
indications of impairment quarterly. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required.
Assets and Liabilities not Measured at Fair Value
The Company’s commissions receivable, amounts due from employees and investment sales and financing professionals (included in the other assets, net current and other assets non-current
captions), accounts payable and other liabilities and commissions payable (included in deferred compensation and commissions current and deferred compensation and commissions non
-
current
captions) are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms which approximate current market rates.
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

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements
Leases
The Company utilizes operating leases for all its facilities and autos. The Company determines if an arrangement is a lease at inception.
Right-of-use
assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s contractual obligation to make lease payments under the lease. Operating leases are included in operating lease ROU assets, non-current,
and operating lease liabilities current and
non-current
captions in the consolidated balance sheets.
Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all of which add complexity and impact the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. The Company uses the implicit rate in the lease when determinable. As most of the Company’s leases do not have a determinable implicit rate, determining the rate to be used in its calculations is judgmental. The Company uses a derived incremental borrowing rate based on borrowing options under its credit agreement and applies a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. The Company typically leases general purpose built-out

office space, which reverts to the lessor upon termination of the lease. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
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
Advertising costs for the years ended December 31, 2019, 2018 and 2017 were $889,000, $1.1 million and $824,000, respectively.
Income Taxes
The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to (i) differences between the

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (ii) operating losses and tax credit carryforwards. The Company measures existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to have temporary differences realized or settled. The Company recognizes in the provision for income taxes, the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. The Company periodically evaluates deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, the Company considers the timing of deferred tax reversals, current year taxable income and historical performance. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not
that some portion or all of the deferred tax asset will not be realized.
Because of the nature of the Company’s business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, the Company’s tax position can be complex. As such, the Company’s effective tax rate is subject to changes as a result of fluctuations in the mix of its activity in the various jurisdictions in which the Company operates including changes in tax rates, state apportionment, tax related interest and penalties, valuation allowances and other permanent items. Calculating some of the amounts involves a high degree of judgment.
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
Stock-Based Compensation
The Company follows the accounting guidance for share-based payments, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, independent contractors and non-employee
directors. Awards are issued under the Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”) and 2013 Employee Stock Purchase Plan (“ESPP”).
For awards made to the Company’s employees and directors, the Company initially values restricted stock units and restricted stock awards based on the grant date closing price of the Company’s common stock. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. The Company accounts for forfeitures prospectively as they occur. The Company adopted Accounting Standards Update (“ASU”) No.
 2018-7,
Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting
awards (“ASU
2018-7”)
on July 1, 2018. Prior to the adoption of ASU
2018-7,
the Company determined that the fair value of the awards made to independent contractors would be measured based on the fair value of the equity instrument as it is more reliably measurable than the fair value of the consideration received. The Company used the grant date as the performance commencement date, and the measurement date was the date the services were completed, which was the vesting date. As a result, the Company recorded stock-based compensation for these awards over the vesting period on a straight-line basis with periodic adjustments during the vesting period for changes in the fair value of the awards. Subsequent to the adoption of ASU
2018-7,
awards made to independent

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
contractors on or subsequent to July 1, 2018 are measured based on the grant date closing price of the Company’s common stock consistent with awards made to the Company’s employees and directors. Unvested awards issued to independent contractors as of the adoption date of July 1, 2018 were remeasured at the adoption date stock price. The Company will recognize the remaining unrecognized value of unvested awards over the remaining performance period based on the adoption date stock price, with no further remeasurement through the performance completion date.
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
Earnings per Share
Basic weighted average shares outstanding includes vested, but un-issued,
deferred stock units (“DSUs”). The difference between basic and diluted weighted average shares outstanding represents the dilutive impact of common stock equivalents consisting of shares to be issued under the 2013 Plan and ESPP.
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
Income and expenses are translated at the average monthly rates of exchange. The Company includes realized gains and losses from foreign currency transactions in other income (expense), net in the consolidated statements of net and comprehensive income.
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
Concentrations of Credit Risk
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
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the years ended December 31, 2019, 2018 and 2017, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the years ended December 31, 2019, 2018 and 2017, the Company’s Canadian operations represented less than 1% of total revenues.
During the years ended December 31, 2019, 2018 and 2017, no office represented 10% or more of total revenues.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, under which the consideration for the acquisition, including the fair value of any contingent consideration, is allocated to the assets acquired and liabilities assumed. The Company recognizes identifiable assets acquired and liabilities assumed (both specific and contingent) at their acquisition date fair values as determined by management as of the acquisition date. The excess of the consideration over the assets acquired net of liabilities assumed is recognized as goodwill. In connection with certain acquisitions, the Company enters into agreements to pay additional cash amounts based on the achievement of certain performance measures and/or service and time requirements. Subsequent to the completion of the acquisition, the Company evaluates the fair value of contingent consideration quarterly based on estimates of the probability of achieving certain financial metrics and/or service and time requirements. Adjustments to contingent consideration in periods subsequent to the completion of an acquisition are reflected in selling, general and administrative expense in the consolidated statements of net and comprehensive income.
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

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements
in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company currently has only one reporting unit, therefore, all goodwill is allocated to that one reporting unit.
Intangible Assets
The Company’s intangible assets primarily include
non-compete
agreements, customer relationships and contracts in progress that resulted from its business combinations. These intangible assets are amortized on a straight-line basis using a useful life between one and six years. The Company evaluates its intangible assets for impairment at least annually, or as events or changes in circumstances indicate the carrying value may be impaired.
Segment Reporting
The Company follows U.S. GAAP for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. Substantially all of the Company’s operations involve the delivery of commercial real estate services to its customers including real estate investment sales, financing (including MSRs revenue) and consulting and advisory services. Management makes operating decisions, assesses performance and allocates resources based on an ongoing review of these integrated operations, which constitute the Company’s only operating segment for financial reporting purposes.
Recent Accounting Pronouncements
Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No.
 2016-02,
Leases
, to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the new standard effective January 1, 2019 using the modified retrospective transition method
,
which resulted in the recognition of ROU assets and lease liabilities for operating leases. Upon adoption, the Company, in determining ROU assets, also considered currently recorded amounts related to differences in straight line lease expense and cash lease payments and prepaid rent. ROU assets and operating lease obligations in connection with adoption of the new lease standard were $76.7 million. On the adoption date, the Company reclassified deferred rent in the amount of $5.6 million (the noncurrent portion was included in defer
r
ed rent and other liabilities, and the current portion was included in accounts payable and other liabilities in the accompanying consolidated balance sheets) and prepaid rent in the amount of $13.4 million to ROU assets. The Company also reclassified prepaid rent in the amount of $462,000 to other assets, current.
The adoption of the new standard had a material impact on the Company’s consolidated balance sheet, but did not have a material impact on the Company’s consolidated statement of net and comprehensive income.
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
non-lease
components as a single lease component.
F-1
8

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements
In March 2017, the FASB issued ASU No.
2017-08,
Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
(“ASU
2017-08”).
The Company adopted the new standard effective January 1, 2019. ASU
2017-08
shortens the amortization period of a callable security that was acquired at a premium to the earliest call date of that security instead of the contractual life of the security. The adoption of ASU
2017-08
did not have a material effect on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No.
2018-13,
Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
(“ASU
2018-13”).
ASU
2018-13
is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard would have been effective on January 1, 2020. The Company elected to early adopt ASU
2018-13
during the fourth quarter of 2019. ASU
2018-13
modifies prior disclosure requirements for fair value measurement. ASU
2018-13
removes certain disclosure requirements related to the fair value hierarchy, such as removing the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements for recurring and nonrecurring fair value measurements, such as disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Other than changing certain disclosures, ASU
2018-13
had no impact on the Company’s consolidated financial statements.
Pending Adoption
In June 2016, the FASB issued ASU No.
2016-13,
Financial Instruments—Credit Losses
(“ASU
2016-13”).
ASU
2016-13
is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. Under ASU
2016-13,
the Company will be required to use an expected-loss model for its marketable securities, available-for
sale, which requires that credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Current U.S. GAAP prohibits reflecting reversals of impairment losses. The Company is currently evaluating the impact of this new standard on its investment policy and impairment model for marketable securities, available-for-sale
and other financial assets, and due to the average credit rating of its marketable securities, and nature and type of the available-for-sale
and other financial assets it holds, the Company does not expect ASU
2016-13
to have a material impact on its consolidated financial statements at adoption or in subsequent periods.
In August 2018, the FASB issued ASU No.
2018-15,
Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
(“ASU
2018-15”).
ASU
2018-15
is effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2020. ASU
2018-15
aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an internal use software license), by permitting a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use
software project. The Company does not expect ASU
2018-15
to have a material effect on its consolidated financial statements.
In December 2019, the FASB issued ASU No.
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”).
ASU
2019-12
is effective for reporting periods beginning after December 15, 2020 and early adoption is permitted. For the Company, the new standard will be effective on January 1, 2021. ASU
2019-12
simplifies the accounting for income taxes by eliminating certain exceptions

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
including the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities related to outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes such as step-up
in tax basis for goodwill and interim recognition of enactment of tax laws or rate changes. The Company is currently evaluating the impact of this new standard and does not expect ASU
2019-12
to have a material effect on its consolidated financial statements.
3.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Computer software and hardware equipment	$25,252	$20,427
Furniture, fixtures and equipment	23,468	24,227
Less: accumulated depreciation and amortization	(26,077)	(25,104)

	$22,643	$19,550

During the years ended December 31, 2019 and 2018, the Company wrote-off
approximately $5.0 million and $1.4 million, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
As of December 31, 2019 and 2018, noncash investing activity related to property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $619,000 and $246,000, respectively.
4.	Operating Leases
The Company has operating leases for all of its facilities and autos. As of December 31, 2019, operating lease ROU assets were $111.1 million and the related accumulated amortization was $20.6 million.
The operating lease cost, included in selling, general and administrative expense in the consolidated statement of net and comprehensive income, consisted of the following (in thousands):

Year Ended December 31, 2019
Operating lease cost:
Lease cost (1)	$24,372
Variable lease cost (2)	5,305
Sublease income	(305)

$29,372

(1)	Includes short-term lease cost and ROU asset amortization.
(2)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Maturities of lease liabilities consisted of the following (in thousands):

Year Ended December 31,
2020	$21,262
2021	19,002
2022	14,887
2023	11,657
2024	9,660
Thereafter	12,773

Total future minimum lease payments	89,241
Less imputed interest	(8,324)

Present value of operating lease liabilities	$80,917

Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

Year Ended December 31, 2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$20,266
Noncash activity:
ROU assets obtained in exchange for operating lease liabilities	$21,548
Tenant improvements owned by lessor related to ROU assets (1)	$5,952
(1)	Reclassification from other assets current.
Additional noncash activity in connection with the adoption of the new lease standard on January 1, 2019 included recording of $76.7 million of ROU assets and operating lease liabilities, and reclassifying $7.8 million in prepaid rent and deferred rent to ROU assets.
Other information related to the operating leases consisted of the following:

December 31, 2019
Weighted average remaining operating lease term	5.04 years
Weighted average discount rate	3.8%
As of the December 31, 2018, prior
t
o the adoption of the new leases standard, deferred rent totaled $5.6 million. The noncurrent portion is included in deferred rent and other liabilities and the current portion is included in accounts payable and other liabilities in the accompanying consolidated balance sheet as of December 31, 2018. Rental expense was $27.7 million and $25.6 million for the years ended December 31, 2018 and 2017, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements
5.	Investments in Marketable Securities
Amortized cost and fair value of marketable securities,
available-for-sale,
by type of security consisted of the following (in thousands):

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$124,389	$196	$(5)	$124,580	$121,252	$7	$(79)	$121,180
U.S. government sponsored entities	—	—	—	—	3,512	—	(7)	3,505
Corporate debt	26,128	44	—	26,172	11,962	—	(11)	11,951
ABS and other	—	—	—	—	806	—	(6)	800

	$150,517	$240	$(5)	$150,752	$137,532	$7	$(103)	$137,436

Long-term investments:
U.S. treasuries	$24,188	$235	$—	$24,423	$44,997	$128	$(115)	$45,010
U.S. government sponsored entities	1,353	3	(1)	1,355	1,569	—	(62)	1,507
Corporate debt	25,447	1,027	(3)	26,471	32,467	3	(633)	31,837
ABS and other	8,480	93	(13)	8,560	4,889	12	(46)	4,855

	$59,468	$1,358	$(17)	$60,809	$83,922	$143	$(856)	$83,209

The amortized cost and fair value of the Company’s investments in available-for-sale
securities that have been in a continuous unrealized loss position consisted of the following (in thousands):

	December 31, 2019		December 31, 2018
	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value
Less than 12 months	$(21)	$47,823	$(576)	$127,326

12 months or longer	$(1)	$566	$(383)	$30,609

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale
securities consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Gross realized gains (1)	$134	$12	$2

Gross realized losses (1)	$(47)	$(2)	$—

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.
As of December 31, 2019, the Company considered the declines in market value of its marketable securities, available-for-sale
to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. The Company has no current intent to sell and it is not more likely than not that the Company will be

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements
required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Company may sell certain of its marketable securities, available-for-sale
prior to their stated maturities for strategic reasons including, but not limited to, anticipated liquidity and capital requirements, anticipated credit deterioration, duration management or when a security no longer meets the criteria of the Company’s investment policy.
Amortized cost and fair value of marketable securities,
available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$150,517	$150,752	$137,532	$137,436
Due after one year through five years	41,123	41,794	61,875	61,846
Due after five years through ten years	12,813	13,467	17,310	16,747
Due after ten years	5,532	5,548	4,737	4,616

	$209,985	$211,561	$221,454	$220,645

Weighted average contractual maturity	1.7 years		1.8 years
Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.
6.	Acquisitions, Goodwill and Other Intangible Assets
During 2019, the Company expanded its network of its real estate sales professionals and provided further diversification to its real estate brokerage services.
In the fourth quarter, the Company completed an acquisition of one business that was accounted for as a business combination and the results have been included in the consolidated financial statements beginning on the acquisition date. The acquisition included aggregate consideration of $8.5 million and included: (i) cash paid at closing and (ii) the fair value of contingent consideration and deferred payments using a probability-weighted, discounted cash flow estimate on achieving certain financial metrics or service and time requirements. Contingent consideration and deferred payments are included in accounts payable and other liabilities and deferred rent and other liabilities in the consolidated balance sheets. See Note 10 – “Fair Value Measurements” for additional information on contingent consideration.
The goodwill recorded as part of the acquisition primarily arose from the acquired assembled workforce and commercial sales platforms.
The Company expects all of the goodwill to be tax deductible, with the tax-deductible
amount of goodwill related to the contingent consideration to be determined once the cash payments are made to settle the contingent consideration. The goodwill resulting from the acquisition is allocated to the Company’s one reporting unit.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill (1)	$15,072	$—	$15,072	$11,459	$—	$11,459
Intangible assets (1)(2)	9,050	(1,810)	7,240	4,240	(314)	3,926

	$24,122	$(1,810)	$22,312	$15,699	$(314)	$15,385

(1)	Represents additions from acquisitions.
(2)	Total weighted average amortization period was 4.37 years and 5.14 years as of December 31, 2019 and 2018, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018
Beginning balance	$11,459	$—
Additions from acquisitions	3,613	11,459
Impairment losses	—	—

Ending balance	$15,072	$11,459

Estimated amortization expense for intangible assets for the next five years and thereafter consisted of the following (in thousands):

Year Ended December 31,
2020	$2,493
2021	1,623
2022	1,245
2023	1,242
2024	637

$7,240

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements
7.	Selected Balance Sheet Data

Other Assets
Other assets consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2019	2018	2019	2018
MSRs, net of amortization	$—	$—	$2,002	$2,209
Due from independent contractors, net (1)(2)	2,882	3,831	66,647	27,157
Security deposits	—	—	1,345	1,196
Employee notes receivable (3)	65	156	323	370
Customer trust accounts and other	3,120	2,381	677	846

	$6,067	$6,368	$70,994	$31,778

(1)	Represents amounts advanced, notes receivable and other receivables due from the Company’s investment sales and financing professionals. The notes receivable, along with interest, are typically collected from future commissions and are generally due in one to five years.

(2)	Includes allowance for doubtful accounts related to current receivables of $512 and $514 as of December 31, 2019 and 2018, respectively. The Company recorded a provision for bad debt expense of $114, $291 and $219 and wrote off $116, $271 and $38 of these receivables for the years ended December 31, 2019, 2018 and 2017, respectively. Any cash receipts on notes are applied first to unpaid principal balance prior to any income being recognized.

(3)	Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable represents noncash investing activity and was

$60 and $192 for the years ended December 31, 2019 and 2018, respectively. See Note 9 – “Related-Party Transactions” for additional information.

MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	December 31,
	2019	2018
Beginning balance	$2,209	$—
Additions from acquisition	—	2,121
Additions	337	391
Amortization	(544)	(303)

Ending balance	$2,002	$2,209

The portfolio of loans serviced by the Company aggregated $1.6 billion as of December 31, 2019 and 2018. See Note 10 – “Fair Value Measurements” for additional information on MSRs.
The funds held in escrow for the benefit of the lenders totaled $
2.6
 million and $
2.1
 million as of December 31, 2019 and December 31, 2018, respectively.

F-2
5

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2019	2018	2019	2018
SARs liability (1)	$2,080	$1,810	$18,122	$19,299
Commissions payable to investment sales and financing professionals	40,668	44,812	20,818	23,983
Deferred compensation liability (1)	1,553	1,288	6,688	6,605

	$44,301	$47,910	$45,628	$49,887

(1)	The SARs and deferred compensation liability become subject to payout as a result of a participant no longer being considered as a service provider. As a result of the separation as a service provider of certain participants, estimated amounts to be paid to the participants within the next twelve months have been classified as current.

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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the
10-year
treasury note, plus 2%. The rate resets annually. The rates at January 1, 2019, 2018 and 2017 were 4.684%, 4.409% and 4.446%, respectively. MMI recorded interest expense related to this liability of $904,000, $891,000 and $931,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the years ended December 31, 2019 and 2018, the Company made total payments of $1.8 million, consisting of principal ($185,000) and accumulated interest ($1.6 million) and $1.7 million, consisting of accumulated interest, respectively.

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
deferred

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current. During the years ended December 31, 2019 and 2018, the Company made total payments to participants of $1.6 million and $1.3 million, respectively.
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

	Years Ended December 31,
	2019	2018	2017
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$1,353	$(326)	$849

Increase (decrease) in the net carrying value of the deferred compensation obligation (2)	$1,293	$(306)	$904

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income.

(2)	Recorded in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

Deferred Rent and Other Liabilities
Deferred rent and other liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred rent (1)	$—	$5,445
Contingent consideration and other (2)	3,539	2,054

	$3,539	$7,499

(1)	The Company does not have deferred rent in 2019 due to adoption of the new lease standard on January 1, 2019.

(2)	The current portion of contingent consideration in the amounts of $1,238 and $821 as of December 31, 2019 and 2018, respectively, are included in accounts payable and other liabilities in the consolidated balance sheets.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

8.	Notes Payable to Former Stockholders

In conjunction with the
spin-off
and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by the former stockholders (“the Notes”). Such Notes had been previously assumed by MMC, and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments with a final principal payment in the amount of $6.6 million due during the second quarter of 2020. During each of the years ended December 31, 2019 and 2018, the Company made total payments on the Notes of $1.5 million, including principal and interest.
9.	Related-Party Transactions

Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires the services separately. Under the TSA, the Company incurred net costs during the years ended December 31, 2019, 2018 and 2017 of $127,000, $197,000 and $210,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the years ended December 31, 2019, 2018 and 2017, the Company earned real estate brokerage commissions and financing fees of $5.2 million, $7.7 million and $2.1 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $3.0 million, $4.6 million and $1.2 million, respectively, related to these revenues.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. The related operating lease cost was $1.3 million for the year ended December 31, 2019 and $1.0 million for each of the years ended December 31, 2018 and 2017, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income. See Note 4 – “Operating Leases” for additional information.
Accounts Payable and Other Liabilities with MMC
As of December 31, 2019 and 2018, accounts payable and other liabilities with MMC totaling $88,000 and $101,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.
Other
The Company makes advances to
non-executive
employees from
time-to-time.
At December 31, 2019 and 2018, the aggregate principal amount for employee notes receivable was $388,000 and $526,000, respectively, which is included in other assets (current and non-current)
in the accompanying consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data” for additional information.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
As of December 31, 2019, George M. Marcus, the Company’s founder and
Co-Chairman,
beneficially owned approximately 40% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
10.	Fair Value Measurements

Recurring Fair Value Measurements
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	December 31, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$9,452	$—	$9,452	$—	$8,268	$—	$8,268	$—

Cash equivalents (1) :
Commercial paper and other	$5,087	$—	$5,087	$—	$1,599	$1,599	$—	$—
Money market funds	185,513	185,513	—	—	163,126	163,126	—	—

	$190,600	$185,513	$5,087	$—	$164,725	$164,725	$—	$—

Marketable securities, available-for-sale:
Short-term investments:
U.S. treasuries	$124,580	$124,580	$—	$—	$121,180	$121,180	$—	$—
U.S. government sponsored entities	—	—	—	—	3,505	—	3,505	—
Corporate debt	26,172	—	26,172	—	11,951	—	11,951	—
ABS and other	—	—	—	—	800	—	800	—

	$150,752	$124,580	$26,172	$—	$137,436	$121,180	$16,256	$—

Long-term investments:
U.S. treasuries	$24,423	$24,423	$—	$—	$45,010	$45,010	$—	$—
U.S. government sponsored entities	1,355	—	1,355	—	1,507	—	1,507	—
Corporate debt	26,471	—	26,471	—	31,837	—	31,837	—
ABS and other	8,560	—	8,560	—	4,855	—	4,855	—

	$60,809	$24,423	$36,386	$—	$83,209	$45,010	$38,199	$—

Liabilities:
Contingent consideration	$4,788	$—	$—	$4,788	$2,875	$—	$—	$2,875

Deferred compensation liability	$8,241	$8,241	$—	$—	$7,893	$7,893	$—	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets.

There were no transfers in or out of Level 3 during the year ended December 31, 2019.
As of December 31, 2019 and 2018, contingent consideration has a maximum undiscounted payment of $7.3 million and $4.2 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these earn-out
payments will be made over the next one to seven-year period. Changes in fair value are included in selling, general and administrative expense

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

in the consolidated statements of net and comprehensive income. A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	December 31,
	2019	2018
Beginning balance	$2,875	$—
Contingent consideration in connection with acquisitions (1)	2,382	2,674
Change in fair value of contingent consideration	202	201
Payments of contingent consideration	(671)	—

Ending balance	$4,788	$2,875

(1)	Contingent consideration in connections with acquisitions represents noncash investing activity.

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at December 31, 2019	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$4,788	Discounted cash flow	Expected life of cash flows	0.4-5.8 years (2.3 years)
			Discount rate	3.6%-5.0% (4.1%)
			Probability of achievement	33.0%-100.0% (81.8%)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.

Nonrecurring Fair Value Measurements
MSRs are carried at the lower of amortized cost or fair value. The fair value of the MSRs approximated the carrying value at December 31, 2019 and 2018.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial assets measured at fair value on a nonrecurring basis consisted of the following (dollars in thousands):

	Fair Value at December 31, 2019	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,204	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	2.0%-2.0% (2.0%)
			Loss severity	40.0%-40.0% (40.0%)
			Discount rate	9.5%-9.7% (9.7%)

(1)	Weighted average is based on the 10% constant prepayment rate scenario which the Company uses as the reported fair value.

11.	Stockholders’ Equity

Common Stock
As of December 31, 2019 and 2018, there were 39,153,195 and 38,814,464 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested restricted stock awards issued to non-employee
directors, respectively. See Note 15 – “Earnings per Share” for additional information.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2019 and 2018, there were no preferred shares issued or outstanding.
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

2013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Plan, which became effective upon the Company’s IPO. In February 2017, the board of directors amended the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors receive annual grants under a director compensation policy. At December 31, 2019, there were 5,255,735 shares available for future grants under the 2013 Plan.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued restricted stock awards (“RSAs”) to non-employee
directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest in equal annual installments over a one-year
or three-year period from the date of grant. All RSUs vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. Awards accelerate upon death subject to approval by the compensation committee. As of December 31, 201
9
, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the year ended December 31, 2019, 378,194 shares of RSUs were vested and 73,690 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. During the year ended December 31, 2019, there were no DSUs that settled
.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2017 (1)	30,732	500,859	450,264	981,855	$23.90
Granted	12,852	142,760	102,466	258,078	34.94
Vested	(16,488)	(146,122)	(171,114)	(333,724)	22.31
Transferred	—	(23,755)	23,755	—	30.69
Forfeited/canceled	—	(1,960)	(12,674)	(14,634)	30.17

Nonvested shares at December 31, 2018 (1)	27,096	471,782	392,697	891,575	$27.59
Granted	12,806	260,274	82,050	355,130	38.51
Vested	(22,422)	(186,311)	(191,883)	(400,616)	24.29
Transferred	—	(8,136)	8,136	—	29.68
Forfeited/canceled	—	(12,494)	(33,520)	(46,014)	30.65

Nonvested shares at December 31, 2019 (1)	17,480	525,115	257,480	800,075	$33.91

Unrecognized stock-based compensation expense as of December 31, 2019 (2)	$234	$13,959	$7,821	$22,014

Weighted average remaining vesting period (years) as of December 31, 2019	0.39	3.61	3.34	3.48

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.

(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.48 years.

The aggregate fair value of RSUs and RSAs that vested were $14.6 million, $11.1 million and $7.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The fair value of fully vested DSUs that settled was $0, $8.3 million and $10.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. See “SARs and DSUs” section below and Note 15 – “Earnings per Share” for additional information. The remaining outstanding fully vested DSUs were 341,566 as of December 31, 2019 and 2018, and 578,618 as of December 31, 2017. Future share settlements of DSUs by year consisted of the following:

December 31, 2019
2021	60,373
2022	281,193

341,566

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
ESPP
In 2013, the Company adopted the ESPP. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, non-overlapping
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
offering period.
The ESPP initially had 366,667 shares of common stock reserved, and 204,473 and 225,894 shares of common stock remain available for issuance for each of the periods at December 31, 2019 and 2018, respectively. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At December 31, 2019, total unrecognized compensation cost related to the ESPP was $69,000 and is expected to be recognized over a weighted average period of 0.37 years.
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
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the consolidated statements of net and comprehensive income and consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
ESPP	$139	$109	$128
RSAs – non-employee directors	643	632	397
RSUs – employees (1)	5,419	4,233	3,750
RSUs – independent contractors (2)	3,077	7,009	4,870

	$9,278	$11,983	$9,145

(1)	2019 includes expense related to the acceleration of vesting of certain RSUs.
(2)	The Company grants RSUs to independent contractors (i.e. investment sales and financing professionals), who are considered non-employees.
Prior to the adoption of ASU No.
 2018-07
on July 1, 2018, such awards were required to be measured at fair value at the end of each reporting period until settlement. Stock-based compensation expense was therefore impacted by the changes in the Company’s common stock price during each reporting period prior to the adoption. New awards after the date of adoption are measured based on the grant date closing price of the Company’s common stock consistent with awards made to the Company’s employees and non-employee
directors.

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements
13.	Income Taxes
The components of income (loss) from continuing operations before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$112,425	$119,446	$100,031
Foreign	(4,913)	(2,226)	(805)

	$107,512	$117,220	$99,226

The provision
(
benefit
)
for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Federal:
Current	$22,638	$24,101	$28,993
Deferred	665	(268)	13,249

	$23,303	$23,833	$42,242

State:
Current	$7,718	$6,004	$5,883
Deferred	(507)	162	(423)

	$7,211	$6,166	$5,460

Foreign:
Current	$—	$—	$—
Deferred	68	(36)	—

	$68	$(36)	$—

	$30,582	$29,963	$47,702

F-3
4

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets, net consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred Tax Assets:
Accrued expenses and bonuses	$2,481	$2,258
Bad debt and other reserves	2,744	1,840
Deferred compensation	13,346	13,337
Operating lease ROU assets, net	21,761	—
Stock-based compensation	7,847	8,912
Deferred rent	—	1,470
Net operating and capital loss carryforwards	3,612	2,335
Other comprehensive income	—	330
State taxes	139	11
Other	328	25

Deferred tax assets before valuation allowance	52,258	30,518
Valuation allowance	(3,921)	(2,570)

Deferred Tax Assets	$48,337	$27,948

Deferred Tax Liabilities:
Fixed assets	$(4,422)	$(4,086)
Operating lease liabilities	(20,117)	—
Prepaid expenses	(940)	(789)
Other comprehensive income	(552)	—
Other	(184)	(114)

Deferred Tax Liabilities	(26,215)	(4,989)

Deferred Tax Assets, Net	$22,122	$22,959

As of December 31, 2019, and 2018, the Company had state and Canadian net operating loss carryforwards of approximately $14.0 million and $9.4 million, respectively, principally all of which will begin to expire in 2033.
A valuation allowance is required when it is more-likely-than not that all or a portion of a deferred tax asset will not be realized. Realization of a deferred tax asset is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. The Company determined that as of December 31, 2019 and 2018, $3.9 million and $2.6 million, respectively, of the deferred tax assets related to state and Canadian losses do not satisfy the recognition criteria. The Company has therefore recorded a valuation allowance for this amount. The valuation allowance for deferred tax assets was increased by $1.4 million, $677,000 and $170,000 during 2019, 2018 and 2017, respectively. The increases are primarily related to the Company’s Canadian operations.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$22,578	21.0%	$24,616	21.0%	$34,729	35.0%
State income tax expense, net of federal benefit	5,698	5.3%	4,550	3.9%	3,577	3.6%
Wind fall tax benefits, net related to stock-based compensation	(196)	(0.2)%	(1,535)	(1.3)%	(2,568)	(2.6)%
Change in valuation allowance	1,351	1.3%	677	0.6%	170	0.2%
Effect of rate and other changes on federal deferred taxes, net due to enactment of Tax Cuts and Jobs Act (“the Act”) (1)	—	—	—	—	11,644	11.7%
Permanent and other items (2)	1,151	1.0%	1,655	1.4%	150	0.2%

	$30,582	28.4%	$29,963	25.6%	$47,702	48.1%

(1)	On December 22, 2017, the Act was enacted, which significantly changed the U.S. corporate income tax laws by, among other items, reducing the U.S. corporate income tax rate to 21% from 35% starting in 2018, further limiting 162(m) deductions and creating a territorial tax system with a one-time
mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the Act, the Company revalued its deferred taxes, net due to the changes in the U.S. corporate statutory federal income tax rate and recorded a net charge of $11.6 million in the provision for income taxes in 2017. The Company’s accounting for income tax effects of the Act was completed as of December 31, 2018.
(2)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, reversal of uncertain tax positions and meals and entertainment.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Beginning balance	$1,246	$—	$—
Gross increase (decrease) as a result of positions taken:
Prior periods	—	1,246	—
Current period	—	—	—
Settlement with tax authorities	—	—	—
Expiration of applicable statutes of limitation	(471)	—	—

Ending balance	$775	$1,246	$—

It is reasonably possible that the unrecognized tax benefits balance may decrease by $701,000 during the next 12 months due to the expiration of the statute of limitations. During the years ended December 31, 2019 and 2018, penalties of $136,000 and $167,000, respectively, were recorded relating to unrecognized tax benefits.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The Company is subject to tax in various jurisdictions and, as a matter of ordinary course, the Company may be subject to income tax examinations by the federal, state and foreign taxing authorities for the tax years 2015 to 2019. The Company is not currently under income tax examination by any taxing authority.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as this subsidiary is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.
14.	Retirement Plans
Effective January 2014, the Company has its own defined contribution plan (the “Contribution Plan”) under Section 401(k) of the Internal Revenue Code for all eligible employees who have completed one month of service. The Contribution Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Participants may contribute up to 100% of their annual eligible compensation, subject to IRS limitations and ERISA. The Company makes matching contributions of 50% on the first 8% of employee contributions per pay period up to a maximum of $4,000. Employees become vested in these Company contributions 33% upon one year of service, 66% upon two years of service and 100% upon three years of service. Company matching contributions aggregated $1.1 million, $920,000 and $733,000 for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

15.	Earnings per Share
Basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands, except per share data):

	Years Ended December 31,
	2019	2018	2017
Numerator (Basic and Diluted):
Net income	$76,930	$87,257	$51,524

Denominator:
Basic
Weighted Average Common Shares Issued and Outstanding	39,083	38,637	38,142
Deduct: Unvested RSAs (1)	(21)	(30)	(29)
Add: Fully vested DSUs (2)	342	542	875

Weighted Average Common Shares Outstanding	39,404	39,149	38,988

Basic earnings per common share	$1.95	$2.23	$1.32

Diluted
Weighted Average Common Shares Outstanding from above	39,404	39,149	38,988
Add: Dilutive effect of RSUs, RSAs & ESPP	144	234	112

Weighted Average Common Shares Outstanding	39,548	39,383	39,100

Diluted earnings per common share	$1.95	$2.22	$1.32

Antidilutive shares excluded from diluted earnings per common share (3)	348	137	512

F-3
7

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements

(1)	RSAs were issued and outstanding to the
non-employee
directors and have a
one-year
or three-year vesting term subject to service requirements. See Note 12 – “Stock-Based Compensation Plans” for additional information.

(2)	Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 12 – “Stock-Based Compensation Plans” for additional information.

(3)	Primarily pertaining to RSU grants to the Company’s employees and independent contractors.

16.	Commitments and Contingencies

Credit Agreement
On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), as amended and restated on May 28, 2019, which was amended on November 27, 2019 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”) and matures on June 1, 2022. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at December 31, 2019. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of (a) the Bank’s prime rate, (b) one-month LIBOR plus 1.50%, and (c) the federal funds rate plus 1.50%), or (ii) at a fixed rate per annum determined by Bank to be 0.875% above LIBOR.
In connection with the amendment of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying consolidated statements of net and comprehensive income and was $94,000, $104,000 and $110,000 during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limit investments in foreign entities and cap certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of December 31, 2019, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to certain investment sales and financing professionals upon reaching certain performance goals. Such commitments as of December 31, 2019 aggregated

$1.2 million.

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements
17.	Subsequent Events

In January 2020, the Company completed the acquisition of a real estate brokerage business in the United States.
In connection with agreements in principal with investment sales and financing professionals and business acquisitions, the Company entered into commitments through the date these consolidated financial statements were issued, aggregating $48.2 million, of which $33.6 million has been paid. Such commitments to investment sales and financing professionals may be subject to various conditions.
18.	Selected Quarterly Financial Data (Unaudited)

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

	Three Months Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2019	2019	2019	2019	2018	2018	2018	2018
Consolidated Financial Statement Data:	(in thousands, except per share data)
Total revenues	$237,908	$198,220	$209,593	$160,707	$230,283	$210,590	$199,402	$174,541
Cost of services	155,196	124,147	127,847	91,688	148,469	132,896	119,869	101,649
Operating income	27,104	24,072	26,978	18,269	32,489	27,384	28,950	23,464
Net income	20,721	19,292	21,279	15,638	26,225	20,854	22,167	18,011
Earnings per share:
Basic	$0.53	$0.49	$0.54	$0.40	$0.67	$0.53	$0.57	$0.46
Diluted	$0.52	$0.49	$0.54	$0.40	$0.66	$0.53	$0.56	$0.46