Form 10-Q
period 2020-03-31
Marcus & Millichap, Inc.
filed 2020-05-11
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
of the Exchange Act).     Yes
☐
     No
☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of May 4, 2020 was 39,273,941 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	March 31, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$189,760	$232,670
Commissions receivable, net	3,600	5,003
Prepaid expenses	9,072	10,676
Income tax receivable	929	4,999
Marketable debt securities, available-for-sale (includes amortized cost and an allowance for credit losses of $143,115 and $0, respectively, at March 31, 2020)	143,864	150,752
Advances and loans, net	1,969	2,882
Other assets	2,871	3,185

Total current assets	352,065	410,167
Property and equipment, net	23,173	22,643
Operating lease right-of-use assets, net	88,454	90,535
Marketable debt securities, available-for-sale (includes amortized cost and an allowance for credit losses of $44,954 and $0, respectively, at March 31, 2020)	45,210	60,809
Assets held in rabbi trust	7,992	9,452
Deferred tax assets, net	20,959	22,122
Goodwill and other intangible assets, net	31,254	22,312
Advances and loans, net	96,857	66,647
Other assets	4,365	4,347

Total assets	$670,329	$709,034

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$10,642	$10,790
Notes payable to former stockholders	6,564	6,564
Deferred compensation and commissions	25,253	44,301
Operating lease liabilities	17,715	17,762
Accrued bonuses and other employee related expenses	5,339	22,388

Total current liabilities	65,513	101,805
Deferred compensation and commissions	28,220	45,628
Operating lease liabilities	61,677	63,155
Other liabilities	5,627	3,539

Total liabilities	161,037	214,127

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,272,429 and 39,153,195 at March 31, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	105,601	104,658
Stock notes receivable from employees	(4)	(4)
Retained earnings	401,308	388,271
Accumulated other comprehensive income	2,383	1,978

Total stockholders’ equity	509,292	494,907

Total liabilities and stockholders’ equity	$670,329	$709,034

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Real estate brokerage commissions	$171,829	$144,937
Financing fees	15,351	13,732
Other revenues	3,537	2,038

Total revenues	190,717	160,707

Operating expenses:
Cost of services	113,757	91,688
Selling, general and administrative expense	54,860	48,918
Depreciation and amortization expense	2,464	1,832

Total operating expenses	171,081	142,438

Operating income	19,636	18,269
Other (expense) income, net	(366)	3,375
Interest expense	(283)	(349)

Income before provision for income taxes	18,987	21,295
Provision for income taxes	5,917	5,657

Net income	13,070	15,638

Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in unrealized (losses) gains	(497)	858
Less: reclassification adjustment for net losses (gains) included in other (expense) income, net	11	(9)

Net change, net of tax of $(168) and $288 for the three months ended March 31, 2020 and 2019, respectively	(486)	849
Foreign currency translation gain (loss), net of tax of $0 for each of the three months ended March 31, 2020 and 2019	891	(98)

Total other comprehensive income	405	751

Comprehensive income	$13,475	$16,389

Earnings per share:
Basic	$0.33	$0.40
Diluted	$0.33	$0.40
Weighted average common shares outstanding:
Basic	39,541	39,311
Diluted	39,646	39,515

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, Inc.
CONDENSED Consolidated StatementS of Stockholders’ Equity
(in thousands, except for shares)
(Unaudited)

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	39,153,195	$4	$104,658	$(4)	$388,271	$1,978	$494,907
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(33)	—	(33)

Balance at January 1, 2020, as adjusted	—	—	39,153,195	4	104,658	(4)	388,238	1,978	494,874
Net and comprehensive income	—	—	—	—	—	—	13,070	405	13,475
Stock-based award activity
Stock-based compensation	—	—	—	—	2,632	—	—	—	2,632
Issuance of common stock for vesting of restricted stock units	—	—	170,106	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(50,872)	—	(1,689)	—	—	—	(1,689)

Balance as of March 31, 2020	—	$—	39,272,429	$4	$105,601	$(4)	$401,308	$2,383	$509,292

	Three Months Ended March 31, 20 19
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	38,814,464	$4	$97,458	$(4)	$311,341	$775	$409,574
Net and comprehensive income	—	—	—	—	—	—	15,638	751	16,389
Stock-based award activity
Stock-based compensation	—	—	—	—	2,341	—	—	—	2,341
Issuance of common stock for vesting of restricted stock units	—	—	284,396	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(56,426)	—	(2,212)	—	—	—	(2,212)

Balance as of March 31, 2019	—	$—	39,042,434	$4	$97,587	$(4)	$326,979	$1,526	$426,092

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$13,070	$15,638
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	2,464	1,832
Amortization of right-of-use assets	5,500	5,081
Credit loss recovery	(120)	(104)
Stock-based compensation	2,632	2,341
Deferred taxes, net	1,345	2,243
Unrealized f oreign exchange lo ss	1,024	—
Net realized (gains) losses on marketable debt securities, available-for-sale	(53)	12
Other non-cash items	485	28
Changes in operating assets and liabilities:
Commissions receivable	1,350	(1,171)
Prepaid expenses	1,576	(929)
Advances and loans	(29,441)	(6,663)
Other assets	(100)	(2,149)
Accounts payable and other liabilities	(923)	2,067
Income tax receivable/payable	4,070	3,117
Accrued bonuses and other employee related expenses	(17,035)	(20,060)
Deferred compensation and commissions	(33,898)	(35,838)
Operating lease liabilities	(4,477)	(4,110)
Other liabilities	(262)	67

Net cash used in operating activities	(52,793)	(38,598)

Cash flows from investing activities
Acquisition, net of cash received	(6,000)	—
Purchases of marketable debt securities, available-for-sale	(28,919)	(30,117)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	50,623	55,833
Issuances of employee notes receivable	(211)	—
Payments received on employee notes receivable	1	1
Purchase of property and equipment	(2,397)	(1,644)

Net cash provided by investing activities	13,097	24,073

Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(1,689)	(2,212)
Principal payments on stock appreciation rights liability	(1,251)	186

Net cash used in financing activities	(2,940)	(2,026)

Effect of currency exchange rate changes on cash and cash equivalents	(274)	—

Net decrease in cash and cash equivalents	(42,910)	(16,551)
Cash and cash equivalents at beginning of period	232,670	214,683

Cash and cash equivalents at end of period	$189,760	$198,132

Supplemental disclosures of cash flow information
Interest paid during the period	$845	$1,751

Income taxes paid, net	$503	$296

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of March 31, 2020, MMI operates 82 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
Reorganization and Initial Public Offering
MMI was formed in June 2013 in preparation for Marcus & Millichap Company (“MMC”) to spin-off
its majority owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”). Prior to the initial public offering (“IPO”) of MMI, all of the preferred and common stockholders of MMREIS (including MMC and employees of MMREIS) contributed all of their outstanding shares to MMI, in exchange for new MMI common stock. As a result, MMREIS became a wholly-owned subsidiary of MMI. Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness of MMC. MMI completed its IPO
i
n November 2013.
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form
10-Q
and Article
 10-01
of Regulation
 S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form
10-K
filed on March 2, 2020 with the SEC. The results of the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, for other interim periods or future years.
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
Segment Reporting
The Company follows U.S. GAAP for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. Substantially all of the Company’s operations involve the delivery of commercial real estate services to our customers including real estate investment sales, financing (including mortgage servicing) and consulting and advisory services. Management makes operating decisions, assesses performance and allocates resources based on an ongoing review of these integrated operations, which constitute the Company’s only operating segment for financial reporting purposes.
Reclassifications
Certain prior-period amounts in the condensed consolidated balance sheet and statement of cash flows, Note 7 – “Selected Balance Sheet Data” and Note 10 – “Fair Value Measurements” have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported condensed consolidated results of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2.	Accounting Policies and Recent Accounting Pronouncements
Accounting Policies
The complete list of the Company’s accounting policies is included in the Company’s Annual Report on Form
10-K
filed on March 2, 2020 with the SEC. The following are updated, or new accounting policies related to the adoption of the credit losses standard.
Cash and Cash Equivalents
The Company considers cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. Portions of the balance of cash and cash equivalents were held in financial institutions, various money market funds with fixed and floating net asset values and short-term commercial paper. Money market funds have floating net asset values and may be subject to gating or liquidity fees. The Company assesses short-term commercial papers for impairment in connection with investments in marketable debt securities, available-for-sale.
The likelihood of realizing material losses from cash and cash equivalents, including the excess of cash balances over federally insured limits, is remote.
Commissions Receivable, Net
Commissions receivable, net consists of commissions earned on brokerage and financing transactions for which payment has not yet been received. The Company evaluates the need for an allowance for credit losses based on consideration of historical experience, current conditions and forecasts of future economic conditions. The majority of commissions receivable are settled within 10 days after the close of escrow. The allowance for credit losses for commissions receivable was not material as of March 31, 2020 and December 31, 2019.
Advances and Loans, Net
Advances and loans, net includes amounts advanced and loans due from the Company’s investment sales and financing professionals.
In order to attract and retain highly skilled professionals, from time to time, the Company advances funds to its investment sales and financing professionals. The advances are typically in the form of forgivable loans that have terms that are generally between 5 and 10 years. The principal amount of a forgivable loan and accrued interest are forgiven over the term of the loan, so long as the investment sales and financing professionals continue to be a service provider with the Company, or upon achieving contractual performance criteria. Amounts forgiven are charged to selling, general and administrative expense at the time the amounts are forgiven. If the investment sales and financing professional’s relationship with the Company is terminated before the amount advanced is forgiven, the unforgiven amount becomes due and payable. The Company evaluates the need for an allowance for credit losses based on amounts advanced and expected forgiveness, in consideration of historical experience, current conditions and forecasts of future economic conditions. Estimated credit losses, net of any reversals, are charged to credit loss expense included in selling, general and administrative expense. Amounts are generally written off when amounts are determined to be no longer collectable. Accrued interest, when applicable, has historically been immaterial.
The Company, from time to time, enters into various agreements with certain of its investment sales and financing professionals whereby these individuals receive loans. The notes receivable along with stated interest, are typically collected from future commissions or repaid based on the terms stipulated in the respective agreements that are generally between 1 and 7 years . The Company evaluates the need for an allowance for credit losses for the loans based on historical experience, current conditions and reasonable and forecasts of future economic conditions. Estimated credit losses, net of any reversals, are charged to credit loss expense included in selling, general and administrative expense. Amounts are generally written off when amounts are determined to be no longer collectable.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Investments in Marketable Debt Securities,
Available-for-Sale
The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities (“ABS”) and other. The Company considers its investments in marketable debt securities to be available-for-sale,
and accordingly are recorded at their fair values. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with accretion and amortization of purchase premiums and discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other (expense) income, net in the condensed consolidated statements of net and comprehensive income. The Company typically invests in highly-rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities.
The Company reviews quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. The Company excludes accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale,
for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income (loss), net of applicable taxes. The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. The Company evaluates write-off
of accrued interest receivable by the major security-type level at the time credit loss exists for the underlying security.
Determining whether a credit loss exists requires a high degree of judgment and the Company considers both qualitative and quantitative factors in making its determination. The Company evaluates its intent to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. For all securities in an unrealized loss position, the Company evaluates, among other items, the extent and length of time the fair market value of a security is less than its amortized cost, time to maturity, duration, seniority, the financial condition of the issuer including credit ratings, any changes thereto and relative default rates, leverage ratios, availability of liquidity to make principle and interest payments, performance indicators of the underlying assets, analyst reports and recommendations and changes in base and market interest rates. If qualitative and quantitative analysis is sufficient to conclude that an impairment related to credit losses does not exist, the Company typically does not perform further quantitative analysis to estimate the present value of cash flows expected to be collected from the debt security. Estimates of expected future cash flows are the Company’s best estimate based on past events, current conditions and reasonable and supportable economic forecasts.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, investments in marketable debt securities, available-for-sale,
security deposits (included under other assets,
non-current)
and commissions receivable, net. Cash and cash equivalents are placed with high-credit quality financial institutions and invested in high-credit quality money market funds and commercial paper. Concentrations of marketable debt securities, available-for-sale
are limited by the approved investment policy.
To reduce its credit risk, the Company monitors the credit standing of the financial institutions money market funds that represent amounts recorded as cash and cash equivalents. The Company historically has not experienced any significant losses related to cash and cash equivalents.
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three months ended March 31, 2020 and 2019, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three months ended March 31, 2020 and 2019, the Company’s Canadian operations represented approximately 2% and 1% of total revenues, respectively.
During the three months ended March 31, 2020, one office represented 10% or more of total revenues. During the three months ended March 31, 2019, no office represented 10% or more of total revenues.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No.
 2016-13,
Financial Instruments—Credit Losses
(“ASU
2016-13”).
The new standard requires the use of an expected-loss model for financial assets measured at amortized cost and marketable debt securities, available-for
sale, which requires that identified credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Previously, U.S. GAAP prohibited reflecting any reversals of impairment charges. The Company adopted the new standard on January 1, 2020 using the modified-retrospective transition method for assets measured at amortized cost other than marketable debt securities, available-for-sale,
which was adopted using a prospective transition approach as required by the new standard. On the adoption date, the Company recorded a cumulative-effect adjustment related to an allowance for credit losses related to commissions receivable and advances and loans, net of tax in the amount of $33,000 with the offset to retained earnings as of the beginning of the period presented after adoption. The adoption of ASU
2016-13
did not have a material impact on the Company’s investment policy and impairment model for marketable debt securities, available-for-sale.
The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale,
for the purposes of identifying and measuring an impairment.
In August 2018, the FASB issued ASU No.
 2018-15,
Internal-Use Software (Subtopic 350-40)—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
(“ASU
2018-15”).
ASU
2018-15
aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an internal use software license), by permitting a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use
software project. The Company adopted the new standard effective January 1, 2020 using the prospective method. The adoption of ASU
2018-15
did not have a material effect on the Company’s condensed consolidated financial statements.
Pending Adoption
In December 2019, the FASB issued ASU No.
 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”).
ASU
2019-12
is effective for reporting periods beginning after December 15, 2020 with early adoption permitted. For the Company, the new standard will be effective on January 1, 2021. ASU
2019-12
simplifies the accounting for income taxes by eliminating certain exceptions including the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities related to outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes such as step-up
in tax basis for goodwill and interim recognition of enactment of tax laws or rate changes. The Company is currently evaluating the impact of this new standard and does not expect ASU
2019-12
to have a material effect on its condensed consolidated financial statements.
In March 2020, the FASB issued ASU No.
 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
(“ASU
2020-04”).
ASU
2020-04
provides temporary optional exceptions to the guidance in U.S. GAAP on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. ASU
2020-04
is effective for all entities upon issuance and may be applied prospectively to contract modifications through December 31, 2022. The guidance applies to the Company’s Credit Agreement (see Note 15 – “Commitments and Contingencies”), which references LIBOR, and will generally allow it to account for and present a modification as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. As of March 31, 2020, the Company has not drawn funds from the credit facility. The Company continues to evaluate the impact of this new standard and does not expect ASU
2020-04
to have a material effect on its condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Computer software and hardware equipment	$27,191	$25,252
Furniture, fixtures, and equipment	23,375	23,468
Less: accumulated depreciation and amortization	(27,393)	(26,077)

	$23,173	$22,643

During the three months ended March 31, 2020 and 2019, the Company wrote-off
approximately $191,000 and $233,000, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
As of March 31, 2020 and 2019, property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $259,000 and $473,000, respectively.
The Company evaluates its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 31, 2020, the Company considered the novel coronavirus
(“COVID-19”)
pandemic as a triggering event and evaluated its fixed assets for impairment testing. The Company concluded that as of March 31, 2020, there was no

impairment of its property and equipment.

4.	Operating Leases

The Company has operating leases for all of its facilities and autos. As of March 31, 2020 and December 31, 2019, operating lease right-of-use
(“ROU”) assets were $114.5 million and $111.1 million, respectively, and the related accumulated amortization was $26.0 million and $20.6 million, respectively.
The operating lease cost, included in selling, general and administrative expense in the condensed consolidated statement of net and comprehensive income, consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost:
Lease cost (1)	$6,263	$5,909
Variable lease cost (2)	1,396	1,206
Sublease income	(77)	(88)

	$7,582	$7,027

(1)	Includes short-term lease cost and ROU asset amortization.

(2)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.

Maturities of lease liabilities by year consisted of the following (in thousands):

March 31, 2020
Remainder of 2020	$15,952
2021	19,294
2022	15,342
2023	12,065
2024	9,887
Thereafter	14,838

Total future minimum lease payments	87,378
Less imputed interest	(7,986)

Present value of operating lease liabilities	$79,392

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,223	$4,842
Noncash activity:
ROU assets obtained in exchange for operating lease liabilities	$3,109	$3,227
Tenant improvements owned by lessor related to ROU assets (1)	$317	$1,306

(1)	Reclassification from other assets current.

Other information related to the operating leases consisted of the following:

	March 31, 2020	December 31, 2019
Weighted average remaining operating lease term	5.04 years	5.04 years
Weighted average discount rate	3.7%	3.8%

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5.	Investments in Marketable Debt Securities

Amortized cost, allowance for credit losses, gross unrealized gains/losses in accumulated other comprehensive income (loss) and fair value of marketable debt securities, available-for-sale,
by type of security consisted of the following (in thousands):

	March 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$113,885	$—	$835	$—	$114,720
U.S. government sponsored entities	9,128	—	9	—	9,137
Corporate debt	19,801	—	5	(95)	19,711
ABS and other	301	—	—	(5)	296

	$143,115	$—	$849	$(100)	$143,864

Long-term investments:
U.S. treasuries	$10,015	$—	$495	$—	$10,510
U.S. government sponsored entities	1,299	—	29	—	1,328
Corporate debt	25,633	—	634	(661)	25,606
ABS and other	8,007	—	44	(285)	7,766

	$44,954	$—	$1,202	$(946)	$45,210

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$124,389	$196	$(5)	$124,580
U.S. government sponsored entities	—	—	—	—
Corporate debt	26,128	44	—	26,172

	$150,517	$240	$(5)	$150,752

Long-term investments:
U.S. treasuries	$24,188	$235	$—	$24,423
U.S. government sponsored entities	1,353	3	(1)	1,355
Corporate debt	25,447	1,027	(3)	26,471
ABS and other	8,480	93	(13)	8,560

	$59,468	$1,358	$(17)	$60,809

The Company’s investments in
available-for-sale
debt securities that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	March 31, 2020
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt	$17,553	$(756)	$—	$—	$17,553	$(756)
ABS and other	6,207	(290)	—	—	6,207	(290)

	$23,760	$(1,046)	$—	$—	$23,760	$(1,046)

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	December 31, 2019
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$39,823	$(5)	$—	$—	$39,823	$(5)
U.S. government sponsored entities	—	—	566	(1)	566	(1)
Corporate debt	6,029	(3)	—	—	6,029	(3)
ABS and other	1,971	(13)	—	—	1,971	(13)

	$47,823	$(21)	$566	$(1)	$48,389	$(22)

Gross realized gains and gross realized losses from the sales of the Company’s available-for-sale
debt securities consisted of the following (in thousands):
	Three Months Ended March 31,
	2020	2019
Gross realized gains (1)	$53	$35
Gross realized losses (1)	$—	$(47)

(1)	Recorded in other (expense) income, net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of March 31, 2020, the portfolio had an average credit rating of AA+ and weighted term to final maturity of 1.8 years, with 54 securities in the portfolio with an unrealized loss aggregating $1.0 million, or 0.6% of amortized cost, and an average credit rating of A.
As of March 31, 2020, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic situation and a review of an issuer’s liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principle payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and that no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):
	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$143,115	$143,864	$150,517	$150,752
Due after one year through five years	28,923	29,204	41,123	41,794
Due after five years through ten years	10,840	10,960	12,813	13,467
Due after ten years	5,191	5,046	5,532	5,548

	$188,069	$189,074	$209,985	$211,561

Weighted average contractual maturity		1.8 years		1.7 years

Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.

6.	Acquisitions, Goodwill and Other Intangible Assets

Through acquisitions, the Company expanded its network of its real estate sales professionals and provided further diversification to its real estate brokerage services.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Acquisitions are accounted for as a business combination, and the results are included in the condensed consolidated financial statements beginning on the acquisition date. The aggregate consideration generally includes: (i) cash paid at closing and (ii) the fair value of contingent and deferred consideration using a probability-weighted, discounted cash flow estimate on achieving certain financial metrics or service and time requirements. Contingent and deferred consideration are included in accounts payable and other liabilities and other liabilities captions in the condensed consolidated balance sheets.
The goodwill recorded as part of the acquisitions primarily arises from the acquired assembled workforce and commercial sales platform. The Company expects all of the goodwill to be tax deductible, with the tax-deductible
amount of goodwill related to the contingent and deferred consideration to be determined once the cash payments are made to settle any contingent and deferred consideration. The goodwill resulting from acquisitions is allocated to the Company’s one reporting unit.
Goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill (1)	$19,062	$—	$19,062	$15,072	$—	$15,072
Intangible assets (2)	14,851	(2,659)	12,192	9,050	(1,810)	7,240

	$33,913	$(2,659)	$31,254	$24,122	$(1,810)	$22,312

(1)	Represents additions from acquisitions.
(2)	Total weighted average amortization period was 5.00 years and 4.37 years as of March 31, 2020 and December 31, 2019, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$15,072	$11,459
Additions from acquisitions	3,990	—
Impairment losses	—	—

Ending balance	$19,062	$11,459

Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

March 31, 2020
Remainder of 2020	$2,589
2021	2,594
2022	2,212
2023	2,209
2024	1,622
Thereafter	966

$12,192

The Company evaluates goodwill and intangible assets for impairment annually in the fourth quarter. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. As of March 31, 2020, the Company considered the
COVID-19
pandemic as a triggering event and evaluated its goodwill and intangible assets for impairment testing. The Company considered the impact from the
COVID-19
induced economic slowdown and current projected recovery timeframes and their impact on goodwill and intangible assets. The Company concluded that as of March 31, 2020, there was no impairment of its goodwill and intangible assets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7.	Selected Balance Sheet Data
Advances and Loans, Net
Allowance for credit losses for advances and loans consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$512	$514
Credit loss recovery	(120)	(104)
Write-offs	(2)	(3)

Ending balance	$390	$407

Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Mortgage servicing rights (“MSRs”), net of amortization	$—	$—	$1,950	$2,002
Security deposits	—	—	1,391	1,345
Employee notes receivable (1)	166	65	432	323
Customer trust accounts and other	2,705	3,120	592	677

	$2,871	$3,185	$4,365	$4,347

(1)	Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable were $0 and $60 for the three months ended March 31, 2020 and 2019, respectively. See Note 9 – “Related-Party Transactions” for additional information.
MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$2,002	$2,209
Additions from acquisition	—	—
Additions	77	129
Amortization	(129)	(135)

Ending balance	$1,950	$2,203

The portfolio of loans serviced by the Company aggregated $1.6 billion for each of the periods ended March 31, 2020 and December 31, 2019, respectively. See Note 10 – “Fair Value Measurements” for additional information on MSRs.
In connection with MSR activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $3.5 million and $2.6 million as of March 31, 2020 and December 31, 2019, respectively, and the offsetting obligations are not presented in the Company’s condensed consolidated financial statements as they do not represent assets and liabilities of the Company.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Stock appreciation rights (“SARs”) liability (1)	$2,162	$2,080	$16,138	$18,122
Commissions payable to investment sales and financing professionals	21,159	40,235	6,391	20,818
Deferred compensation liability (1)	1,553	1,553	5,691	6,688
Other	379	433	—	—

	$25,253	$44,301	$28,220	$45,628

(1)	The SARs and deferred compensation liability become subject to payout as a result of a participant no longer being considered as a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to the participants within the next twelve months have been classified as current.
SARs Liability
Prior to the IPO, certain employees of the Company were granted SARs under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen as of March 31, 2013 and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in ten annual installments in January of each year upon retirement or termination from service, or in full upon consummation of a change in control of the Company.
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the
10-year
treasury note, plus 2%. The rate resets annually. The rates at January 1, 2020 and 2019 were 3.920% and 4.684%, respectively. MMI recorded interest expense related to this liability of $178,000 and $226,000 for the three months ended March 31, 2020 and 2019, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the three months ended March 31, 2020 and 2019, the Company made total payments of $2.1 million and $1.7 million, consisting of principal and accumulated interest, respectively.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a
non-qualified
deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current. During the three months ended March 31, 2020 and 2019, the Company made total payments to participants of $358,000 and $315,000, respectively.
1
7

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended March 31,
	2020	2019
(Decrease) increase in the carrying value of the assets held in the rabbi trust (1)	$(1,388)	$703

(Decrease) increase in the net carrying value of the deferred compensation obligation (2)	$(1,273)	$685

(1)	Recorded in other (expense) income, net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Non-Current
	March 31, 2020	December 31, 2019
Deferred consideration and other (1) (2)	$3,129	$830
Contingent consideration (1) (2)	2,498	2,709

	$5,627	$3,539

(1)	The current portions of deferred consideration in the amounts of $1,783 and $560 as of March 31, 2020 and December 31, 2019, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets. The current portions of contingent consideration in the amounts of $664 and $678 as of March 31, 2020 and December 31, 2019, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets.
(2)	Deferred consideration in the aggregate amount of $1,401 was reclassified from contingent consideration during the three months ended March 31, 2020 and of this amount, $560 and $841 pertained to the current and non-current
portions, respectively.
8.	Notes Payable to Former Stockholders
In conjunction with the
spin-off
and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by the former stockholders (“the Notes”). Such Notes had been previously assumed by MMC and were transferred to the Company. The Notes are unsecured and bear interest at 5% with annual principal and interest installments with a final principal payment in the amount of $6.6 million paid in April 2020.
9.	Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires the services separately. Under the TSA, the Company incurred net costs during the three months ended March 31, 2020 and 2019 of $26,000 and $43,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended March 31, 2020 and 2019, the Company earned real estate brokerage commissions and financing fees of $766,000 and $882,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $453,000 and $522,000, respectively, related to these revenues.
1
8

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Operating Lease with MMCC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. The related operating lease cost was $333,000 for the three months ended March 31, 2020 and 2019, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. See Note 4 – “Operating Leases” for additional information.
Accounts Payable and Other Liabilities with MMC
As of March 31, 2020, and December 31, 2019, accounts payable and other liabilities with MMC totaling $86,000 and $88,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to
non-executive
employees from
time-to-time.
At March 31, 2020, and December 31, 2019, the aggregate principal amount for employee notes receivable was $598,000 and $388,000, respectively, which is included in other assets (current and non-current)
in the accompanying condensed consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data” for additional information.
As of March 31, 2020, George M. Marcus, the Company’s founder and
Co-Chairman,
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

Recurring Fair Value Measurements
The Company values its investments including commercial paper and floating net asset value money market funds recorded in cash and cash equivalents, investments in marketable debt securities, available-for-sale,
assets held in the rabbi trust, deferred compensation liability and contingent consideration at fair value on a recurring basis. Fair values for investments included in cash and cash equivalents and marketable debt securities, available-for-sale
were determined for each individual security in the investment portfolio and all these securities are Level 1 or 2 measurements as appropriate.
Fair values for assets held in the rabbi trust and related deferred compensation liability were determined based on the cash surrender value of the company owned variable life insurance policies and underlying investments in the trust, and are Level 2 and Level 1 measurements, respectively.
1
9

MARCUS & MILLICHAP, I
N
C.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
S
Contingent consideration in connection with acquisitions, is carried at fair value and determined on a contract-by-contract
basis, calculated using a probability weighted discounted cash flow model based on the probability of achieving EBITDA and other performance and service requirements, and is a Level 3 measurement. During the three months ended March 31, 2020, the Company considered the economic impact of
COVID-19
and current and future interest rates in its determination of fair value for the contingent consideration. The Company is uncertain to the extent of the volatility in the unobservable inputs in the foreseeable future.
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	March 31, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$7,992	$—	$7,992	$—	$9,452	$—	$9,452	$—

Cash equivalents (1) :
Commercial paper and other	$9,498	$—	$9,498	$—	$5,087	$—	$5,087	$—
Money market funds	146,769	146,769	—	—	185,513	185,513	—	—

	$156,267	$146,769	$9,498	$—	$190,600	$185,513	$5,087	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$114,720	$114,720	$—	$—	$124,580	$124,580	$—	$—
U.S. government sponsored entities	9,137	—	9,137	—	—	—	—	—
Corporate debt	19,711	—	19,711	—	26,172	—	26,172	—
ABS and other	296	—	296	—	—	—	—	—

	$143,864	$114,720	$29,144	$—	$150,752	$124,580	$26,172	$—

Long-term investments:
U.S. treasuries	$10,510	$10,510	$—	$—	$24,423	$24,423	$—	$—
U.S. government sponsored entities	1,328	—	1,328	—	1,355	—	1,355	—
Corporate debt	25,606	—	25,606	—	26,471	—	26,471	—
ABS and other	7,766	—	7,766	—	8,560	—	8,560	—

	$45,210	$10,510	$34,700	$—	$60,809	$24,423	$36,386	$—

Liabilities:
Contingent consideration	$3,162	$—	$—	$3,162	$3,387	$—	$—	$3,387

Deferred compensation liability	$7,244	$7,244	$—	$—	$8,241	$8,241	$—	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.

There were no transfers in or out of Level 3 during the three months ended March 31, 2020 and 2019.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
S
As of March 31, 2020 and December 31, 2019, contingent consideration has a maximum undiscounted payment of $7.0 million and $7.3 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these earn-out
payments will be made over the next one to seven-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income. A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance (1)	$3,387	$2,875
Contingent consideration in connection with acquisitions (2)	—	—
Change in fair value of contingent consideration	(225)	48
Payments of contingent consideration	—	—

Ending balance	$3,162	$2,923

(1)	Beginning balance for 2020 reflects the reclassification of $1,401 from contingent consideration related to deferred consideration. See Note 7 – “Selected Balance Sheet Data – Other Liabilities” for additional information.
(2)	Contingent consideration in connections with acquisitions represents a noncash investing activity.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at March 31, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$3,162	Discounted cash flow	Expected life of cash flows	0.2-5.5 years (2.1 years)
			Discount rate	6.7%-6.9% (6.8%)
			Probability of achievement	33.0%-100.0% (74.0%)

	Fair Value at December 31, 2019	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$3,387	Discounted cash flow	Expected life of cash flows	0.4-5.8 years (2.4 years)
			Discount rate	3.6%-4.9% (4.1%)
			Probability of achievement	33.0%-100.0% (74.3%)
(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
Nonrecurring Fair Value Measurements
In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of MSRs, intangibles, goodwill and other assets for indications of impairment at least annually
. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required.
MSRs are recorded at fair value upon acquisition of a servicing contract. The Company has elected the amortization method for the subsequent measurement of MSRs. MSRs are carried at the lower of amortized cost or fair value. MSRs are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The estimated fair value of the Company’s MSRs were developed using a discounted cash flow model that calculates the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Management made revisions to the assumptions used in the determination of fair value for MSRs considering the economic impact of the
COVID-19
pandemic on default rates related to the specific types and underlying collateral of the various serviced loans, interest rates, refinance rates and current government and private sector responses to the pandemic. The fair value of the MSRs approximated the carrying value at March 31, 2020 and December 31, 2019 after consideration of the revisions to the various assumptions. See Note 7 – “Selected Balance Sheet Data – Other Assets – MSRs” for additional information.

2
1

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As market conditions change, the Company will
re-evaluate
assumptions used in the determination of fair value for MSRs and is uncertain to the extent of the volatility in the unobservable inputs in the foreseeable future.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial assets measured at fair value on a nonrecurring basis consisted of the following (dollars in thousands):

	Fair Value at March 31, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,125	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	1.5%-1.5% (1.5%)
			Loss severity	30.2%-30.2% (30.2%)
			Discount rate	10.0%-10.0% (10.0%)

	Fair Value at December 31, 2019	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,204	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	2.0%-2.0% (2.0%)
			Loss severity	40.0%-40.0% (40.0%)
			Discount rate	9.5%-9.7% (9.7%)
(1)	Weighted average is based on the 10% constant prepayment rate scenario which the Company uses as the reported fair value.
11.	Stockholders’ Equity
Common Stock
As of March 31, 2020 and December 31, 2019, there were 39,272,429 and 39,153,195 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested restricted stock awards
(“RSAs”)

issued to
non-employee
directors, respectively. See Note
14
– “Earnings per Share” for additional information.
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income/Loss
Amounts reclassified from accumulated other comprehensive income/loss are included as a component of other (expense) income, net in the condensed consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.
12.	Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors receive annual grants under a director compensation policy. As of March 31, 2020, there were 5,065,218 shares available for future grants under the 2013 Plan.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to
non-employee
directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest in equal annual installments over a one-year
or three-year period from the date of grant. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. As of March 31, 2020, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the three months ended March 31, 2020, 170,106 shares of RSUs were vested and 50,872 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. During the three months ended March 31, 2020, there were no deferred stock units (“DSUs”) that settled.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2019	17,480	525,115	257,480	800,075	$33.91
Granted	—	229,315	20,384	249,699	36.74
Vested	—	(139,152)	(30,954)	(170,106)	31.75
Transferred	—	(14,911)	14,911	—	32.26
Forfeited/canceled	—	(8,087)	(223)	(8,310)	38.19

Nonvested shares at March 31, 2020 (1)	17,480	592,280	261,598	871,358	$35.10
Unrecognized stock-based compensation expense as of March 31, 2020 (2)	$74	$20,079	$8,132	$28,285

Weighted average remaining vesting period (years) as of March 31, 2020	0.17	4.05	3.30	3.83

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.83 years.
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
offering period.
The ESPP initially had 366,667 shares of common stock reserved, and 204,473 shares of common stock remain available for issuance for each of the periods ended as of March 31, 2020 and December 31, 2019, respectively. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At March 31, 2020, total unrecognized compensation cost related to the ESPP was $23,000 and is expected to be recognized over a weighted average period of 0.12 years.

2
3

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled. As of March 31, 2020, the remaining future share settlements of fully vested DSUs by year consisted of the following:

March 31, 2020
2021	60,373
2022	281,193

341,566

Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income and consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
ESPP	$47	$30
RSAs – non-employee directors	160	170
RSUs – employees (1)	1,656	1,345
RSUs – independent contractors	769	796

	$2,632	$2,341

(1)	Includes expense related to the acceleration of vesting of certain RSUs.
13.	Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was 31.2% and 26.6%, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any.
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$3,987	21.0%	$4,472	21.0%
State income tax expense, net of federal benefit	1,018	5.4%	894	4.2%
Windfall tax benefits, net related to stock-based compensation	(17)	(0.1)%	(265)	(1.2)%
Change in valuation allowance	367	1.9%	259	1.2%
Permanent and other items (1)	562	3.0%	297	1.4%

	$5,917	31.2%	$5,657	26.6%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, reversal of uncertain tax positions, meals and entertainment and our tax-exempt
deferred compensation plan assets.

2
4

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
14.	Earnings per Share
Basic and diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator (Basic and Diluted):
Net income	$13,070	$15,638

Denominator:
Basic
Weighted average common shares issued and outstanding	39,217	38,996
Deduct: Unvested RSAs (1)	(18)	(27)
Add: Fully vested DSUs (2)	342	342

Weighted Average Common Shares Outstanding	39,541	39,311

Basic earnings per common share	$0.33	$0.40

Diluted
Weighted Average Common Shares Outstanding from above	39,541	39,311
Add: Dilutive effect of RSUs, RSAs & ESPP	105	204

Weighted Average Common Shares Outstanding	39,646	39,515

Diluted earnings per common share	$0.33	$0.40

Antidilutive shares excluded from diluted earnings per common share (3)	521	212

(1)	RSAs were issued and outstanding to the
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
Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at March 31, 2020. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of (a) the Bank’s prime rate, (b)
 one-month
LIBOR plus 1.50%, and (c) the federal funds rate plus 1.50%), or (ii) at a fixed rate per annum determined by Bank to be 0.875% above LIBOR. In connection with the amendment of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $22,000 and $26,000 during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there were no amounts outstanding under the Credit Agreement.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limit investments in foreign entities and cap certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of March 31, 2020, the Company was in compliance with all financial and non-financial
covenants and has not experienced any limitation in its operations as a result of the covenants.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to certain investment sales and financing professionals upon reaching certain performance goals. Such commitments as of March 31, 2020 aggregated $11.6 million.
COVID-19
The Company could experience other potential impacts as a result of
COVID-19.
Actual results may differ from the Company’s current estimates as the scope of
COVID-19
evolves or if the duration of business disruptions is longer than initially anticipated. While this disruption is currently expected to be temporary, there is considerable uncertainty around the scope and
duration. The extent of the impact of
COVID-19
on our operational and financial performance will depend on the duration of business disruption, which is uncertain and cannot be predicted.
16.	Subsequent Events
In April 2020, the Company completed the acquisition of a commercial real estate finance intermediary specializing in arranging debt and equity for commercial real estate on behalf of developers, investors and owners in the United States.
In connection with agreements in principal with investment sales and financing professionals and business acquisitions, the Company entered into commitments through the date these condensed consolidated financial statements were issued, aggregating $17.9 million. Such commitments to investment sales and financing professionals may be subject to various conditions.
During the second quarter of 2020, the Company’s management approved, committed to and initiated a plan to reduce its controllable expenses, including layoffs, furloughs and a reduction of salaries of senior executives, management and key Company personnel. To date, the plan included a reduction of the Company’s employee workforce of approximately 20%. The Company does not expect to incur material one-time terminations benefits related to this plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., Marcus & Millichap Real Estate Investment Services, Inc. and its other consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the impact of the
COVID-19
pandemic. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form
10-Q
and in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2019 filed with the SEC on March 2, 2020, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years. As of March 31, 2020, we had 1,993 investment sales and financing professionals that are primarily exclusive independent contractors operating in 82 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three months ended March 31, 2020, we closed 2,250 investment sales, financing and other transactions with total sales volume of approximately $11.8 billion. During the year ended December 31, 2019, we closed 9,726 investment sales, financing and other transactions with total sales volume of approximately $49.7 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing of, commercial properties and by providing consulting, advisory and other real estate services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the three months ended March 31, 2020, approximately 90% of our revenues were generated from real estate brokerage commissions, 8% from financing fees and 2% from other real estate related services. During the year ended December 31, 2019, approximately 91% of our revenues were generated from real estate brokerage commissions, 8% from financing fees and 1% from other real estate related services.
We divide commercial real estate into four major market segments, characterized by price:
•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.

Our strength is in serving private clients in the
$1-$10
 million private client market segment, which contributed approximately 67% and 66% of our real estate brokerage commissions during the three months ended March 31, 2020 and 2019, respectively. The following table sets forth the number of transactions, and amount of sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended March 31,
	2020			2019			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	216	$136	$5,742	201	$131	$5,288	15	$5	$454
Private client market ($1 - $10 million)	1,242	4,001	114,264	1,060	3,320	96,058	182	681	18,206
Middle market ( ≥ $10 - $20 million)	91	1,222	22,668	92	1,245	23,580	(1)	(23)	(912)
Larger transaction market ( ≥ $20 million)	66	3,083	29,155	52	2,407	20,011	14	676	9,144

	1,615	$8,442	$171,829	1,405	$7,103	$144,937	210	$1,339	$26,892

We continue to increase our presence in the United States and Canada through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive opportunities where we believe the markets will benefit from our business model. In 2019 and 2020, we completed acquisitions that expanded our presence in the financing market in the Midwest and in the real estate brokerage market in Canada and United States.

COVID-19
In January 2020, the World Health Organization (“WHO”) declared
COVID-19
a Public Health Emergency of International Concern. In February 2020, the WHO raised its assessment of the
COVID-19
threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and in March 2020, the WHO characterized
COVID-19
as a pandemic. Many states and cities, including where we conduct our business activities, have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and may limit the activity of our sales and financing professionals in engaging with our clients. We have implemented work from home protocols for all of our offices, and most of our employees and investment sales and financing professionals based in the United States and Canada are currently working remotely.
We are closely monitoring the impact of
COVID-19
pandemic on all aspects of our business and in the regions we operate. We did not incur significant disruptions through March 15, 2020, which marked the onset of wide-spread “shelter in place” mandates. Since then, we have seen increases in closing timelines, died transactions, cancelled contracts and miss-priced listings. Overall the economic shut-down and “shelter in place” mandates are slowing our real estate brokerage and financing transaction activity, and, in certain cases, restricting the ability of borrowers to access the capital markets and other sources of financing. Further, the effect of the
COVID-19
restrictions, including an extended period of remote work arrangements and the effects of preventative and precautionary health measures mandated to us by federal, state and local governments will likely affect our ability to identify and close commercial real estate transactions.
The long-term impact of the disruption in financial markets, consumer spending, unemployment as well as other unanticipated consequences remain unknown. Additionally, we are unable to predict the impact that the
 COVID-19
 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties and the fluidity of this situation, but we anticipate that total revenues will be negatively impacted for the second and third quarter of 2020 until normal business conditions resume. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures and actions and the impact of these and other factors on our employees, independent contractors and clients and potential clients.
We continue to monitor the expected trends and related demand for our services and will continue to adjust our operations accordingly. In response to this period of business disruption, we have assessed our cost structure and instituted various controllable expense reduction initiatives, including but not limited to, base salary reductions for senior executives, management and key personnel, furloughs and layoffs to preserve our balance sheet and financial position. We believe real estate sales and financing volumes will improve and eventually post solid growth as the market is able to assess the impact of the economic shut down on property occupancies, rent collections and values and when financing flows improve. Due to a high degree of uncertainty, the timing of this recovery in real estate transactions and therefore our revenues is difficult to forecast. Our priority is to support our team’s efforts to increase client contact, provide expanded content and advisory services to investors and clients and preserve our financial position through expense reductions. We believe our company will be well positioned to benefit from and lead in the real estate transaction recovery when it emerges.
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
The rapid spread of
COVID-19
across the globe and into the U.S. has dramatically impacted the global, U.S. and key local economies in which we operate. The movement of 95 percent of the U.S. population to
“sheltering-in-place”
and the associated shutdown of numerous businesses has taken a heavy toll on employment, consumption and many other segments of the economy. Action by both the Federal Reserve and Congress appear to have largely sustained financial market liquidity while delivering resources to support local governments, the healthcare sector, businesses of all sizes and the general public. However, with the magnitude and duration of the pandemic still in question, the severity and length of the economic impact remains unclear. The broad range of unknowns, including the impact of large-scale furloughs and layoffs as well as the significant short-term changes in public policy such as those forestalling evictions have increased investor uncertainty. We believe these and other conditions caused many investors to step to the sidelines until additional clarity emerges.

Commercial Real Estate Supply and Demand
Our business is dependent on the willingness of investors to invest in or sell commercial real estate, which is affected by many factors beyond our control. These factors include the supply of commercial real estate coupled with user demand for these properties and the performance of real estate assets when compared with other investment alternatives, such as stocks and bonds.
The COVID-19 pandemic quickly transformed the 2020 real estate market outlook from a promising start to one with significant uncertainty. Although occupancy levels have technically remained elevated for most property types, questions surrounding rent collections remains an issue for operators, potential buyers and financiers alike. Preliminary indicators point to differing results for different real estate asset classes. With the CARES stimulus package beginning to flow to the businesses and people that need it and with several states starting to take initial steps to cautiously reopen, pressures on the economy and commercial real estate may begin to ease in the future, which should increase both supply and demand. However, such easing will be dependent on the nature of, severity of and speed with which the federal, state and local governments mandate and eventually begin to lift the preventative and precautionary measures our business will be subject to as it begins to resume normal operations.
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
Financial markets faced significant pressure from the economic and financial shockwave spawned by the pandemic, but we believe that action by the Federal Reserve largely sustained current market liquidity. The Fed’s commitment to quantitative easing, including the purchase of commercial mortgage backed securities (“CMBS”), as well as its main street lending programs and wide range of debt facilities have been instrumental in ensuring that lending is available across the business and investment spectrum. Despite these measures, access to acquisition capital has tightened, with active lenders increasing their spreads over the exceptionally low
10-year
Treasury rate. CMBS lenders have largely been absent from the market since the onset of the pandemic, and major national banks have set elevated rates that in many cases have not been competitive. Fannie Mae and Freddie Mac have increased their reserve requirements, slowing the lending flow for apartment investments. Local community banks and credit unions have been the most active capital source in recent weeks, but their flow of capital was temporarily impeded by the flood of applications for CARES Act created Paycheck Protection Program lending. Although lending processes have been slowed by the pandemic, we believe that sufficient capital flow has been available to meet market needs in most cases.
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
Questions about all facets of the real estate sector outlook as well as logistics hurdles impacting appraisals, site visits and the closing process have adversely impacted transaction activity. Many institutional investors moved to the sidelines in March, while many private investors remained active in their local markets. Investors in a 1031 tax deferred exchange sustained much of the activity as the market slowed, but the IRS extension of 1031 exchange timelines until July 15 may reduce some of the time pressure and urgency for investors. We understand that a wide range of well-funded investors are awaiting opportunistic acquisitions. Despite the significant toll the pandemic has had on the U.S. economy, strong underwriting practices and sturdy investor balance sheets have helped mitigate the pressure felt by property owners. In addition, many impacted investors, including many hotel owners, have been able to achieve various levels of lender forbearance to bridge the impact of the imposed economic downturn. In our view, many lenders, property owners and tenants understand their need to jointly address the economic consequences of the pandemic and are in the process of developing collaborative strategies to navigate the path ahead.

Seasonality
Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter
basis. Historically, this seasonality has generally caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted either positively or negatively by major economic or political events, such as the
COVID-19
pandemic, impacting investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger property buyers, among others. Private client investors may also accelerate or delay transactions due to personal or business-related reasons unrelated to economic or political events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually, pursuant to which higher commissions are paid for higher sales volumes. Our historical pattern of seasonality may be significantly disrupted by the
COVID-19
pandemic due to uncertainties around all aspects of the economy and may not continue to the same degree experienced in prior years.
Operating Segments
We follow the guidance for segment reporting, which requires reporting information on operating segments in interim and annual financial statements. Substantially all of our operations involve the delivery of commercial real estate services to our customers including real estate investment sales, financing, consulting, advisory and other real estate related services. Management makes operating decisions, assesses performance and allocates resources based on an ongoing review of these integrated operations, which constitute only one operating segment for financial reporting purposes.
Key Financial Measures and Indicators
Revenues
Our revenues are primarily generated from our real estate investment sales business. In addition to real estate brokerage commissions, we generate revenues from financing fees and from other real estate related revenues, which are primarily comprised of consulting and advisory fees.
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
Other Revenues
Other revenues include fees generated from consulting, advisory and other real estate services performed by our investment sales professionals, as well as referral fees from other real estate brokers. Revenues from these services are recognized as they are performed and completed.

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
Other (Expense) Income, Net
Other (expense) income, net primarily consists of interest income, net gains or losses on our deferred compensation plan assets, realized gains and losses on our marketable debt securities, available-for-sale,
foreign currency gains and losses and other
non-operating
gains and losses.
Interest Expense
Interest expense primarily consists of interest expense associated with the stock appreciation rights (“SARs”) liability, notes payable to former stockholders and our credit agreement.
Provision for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions and the impact of permanent items, including principally compensation charges, qualified transportation fringe benefits, reversal of uncertain tax positions, meals and entertainment and tax-exempt
deferred compensation plan assets. Our provision for income taxes includes the windfall tax benefits, net, from shares issued in connection with our 2013 Plan and ESPP.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.

Results of Operations
Following is a discussion of our results of operations for the three months ended March 31, 2020 and 2019. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. During the three months ended March 31, 2020 and 2019, we closed more than 2,200 and 1,900 investment sales, financing and other transactions, respectively, with total sales volume of approximately $11.8 billion and $9.8 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended March 31,
Real Estate Brokerage	2020	2019
Average Number of Investment Sales Professionals	1,889	1,818
Average Number of Transactions per Investment Sales Professional	0.85	0.77
Average Commission per Transaction	$106,396	$103,158
Average Commission Rate	2.04%	2.04%
Average Transaction Size (in thousands)	$5,227	$5,056
Total Number of Transactions	1,615	1,405
Total Sales Volume (in millions)	$8,442	$7,103

	Three Months Ended March 31,
Financing (1)	2020	2019
Average Number of Financing Professionals	89	106
Average Number of Transactions per Financing Professional	5.37	3.66
Average Fee per Transaction	$30,900	$33,541
Average Fee Rate	0.84%	0.89%
Average Transaction Size (in thousands)	$3,670	$3,763
Total Number of Transactions	478	388
Total Financing Volume (in millions)	$1,754	$1,460

(1)	Operating metrics calculated excluding certain financing fees not directly associated with transactions.

Comparison of Three Months Ended March 31, 2020 and 2019
Below are key operating results for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 (dollars in thousands):

	Three Months Ended March 31, 2020	Percentage of Revenue	Three Months Ended March 31, 2019	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$171,829	90.1%	$144,937	90.2%	$26,892	18.6%
Financing fees	15,351	8.0	13,732	8.5	1,619	11.8%
Other revenues	3,537	1.9	2,038	1.3	1,499	73.6%

Total revenues	190,717	100.0	160,707	100.0	30,010	18.7%

Operating expenses:
Cost of services	113,757	59.6	91,688	57.1	22,069	24.1%
Selling, general and administrative expense	54,860	28.8	48,918	30.4	5,942	12.1%
Depreciation and amortization expense	2,464	1.3	1,832	1.1	632	34.5%

Total operating expenses	171,081	89.7	142,438	88.6	28,643	20.1%

Operating income	19,636	10.3	18,269	11.4	1,367	7.5%
Other (expense) income, net	(366)	(0.2)	3,375	2.1	(3,741)	(110.8)%
Interest expense	(283)	(0.1)	(349)	(0.2)	66	(18.9)%

Income before provision for income taxes	18,987	10.0	21,295	13.3	(2,308)	(10.8)%
Provision for income taxes	5,917	3.1	5,657	3.6	260	4.6%

Net income	$13,070	6.9%	$15,638	9.7%	$(2,568)	(16.4)%

Adjusted EBITDA (1)	$22,378	11.7%	$23,159	14.4%	$(781)	(3.4)%

(1)	Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $190.7 million for the three months ended March 31, 2020 compared to $160.7 million for the same period in 2019, an increase of $30.0 million, or 18.7%. Total revenues increased as a result of increases in real estate brokerage commissions, financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions increased to $171.8 million for the three months ended March 31, 2020 from $144.9 million for the same period in 2019, an increase of $26.9 million, or 18.6%. The increase was primarily driven by increases in the number of investment sales transactions (14.9%) and average transaction size (3.4%). These increases generated an 18.9% increase in the amount of sales volume. The average commission rate remained comparable.
Financing fees.
Revenues from financing fees increased to $15.4 million for the three months ended March 31, 2020 from $13.7 million for the same period in 2019, an increase of $1.6 million, or 11.8%. The increase was primarily driven by a 20.1% increase in financing volume, partially offset by a 5 basis point reduction in average fee rates. Financing volume was primarily impacted by the 23.2% increase in the number of financing transactions, partially offset by a decrease in the average transaction size of 2.5%.
Other revenues.
Other revenues increased to $3.5 million for the three months ended March 31, 2020 from $2.0 million for the same period in 2019, an increase of $1.5 million, or 73.6%. The increase was primarily driven by increases in consulting and advisory services during the three months ended March 31, 2020 compared to the same period in 2019.
Total Operating Expenses
Our total operating expenses were $171.1 million for the three months ended March 31, 2020 compared to $142.4 million for the same period in 2019, an increase of $28.6 million, or 20.1%. The increase was primarily due to an increase in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, and increases in selling, general and administrative costs and depreciation and amortization, as described below.

Cost of services.
Cost of services increased to $113.8 million for the three months ended March 31, 2020 from $91.7 million for the same period in 2019, an increase of $22.1 million, or 24.1%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 59.6% compared to 57.1% for the same period in 2019 primarily due to a higher proportion of transactions closed by our more senior investment sales and financing professionals. Traditionally, cost of services as a percent of total revenues is lower during the three-month periods ended March 31 as certain investment professionals may earn a higher commission rate later in the year after meeting annual revenue thresholds. However, due to the uncertainty surrounding
COVID-19,
we expect cost of services as a percent of total revenues to remain elevated in the coming quarters as we expect the majority of the deals closed to be weighted towards senior investment sales and financing professionals.
Selling, general and administrative expense.
Selling, general and administrative expense for the three months ended March 31, 2020 increased $5.9 million, or 12.1%, to $54.9 million from $48.9 million for the same period in 2019. Increases in our selling, general and administrative expense have been driven by our growth plans and investments in technology, sales and marketing tools, and marketing and expansion of our services supporting our investment sales and financing professionals. These initiatives have primarily driven (i) a $4.0 million increase in sales operations support and promotional marketing expenses; (ii) a $1.2 million increase in legal costs; (iii) a $0.9 million increase in facilities expenses due to expansion of existing offices; (iv) a $0.6 million increase in net other expense categories, primarily driven by an increase in certain licensing and professional fees, partially offset by decreases in the change in value for deferred and contingent consideration; and (v) a $0.3 million increase in stock-based compensation expense. These increases were partially offset by a $1.1 million decrease in compensation related costs, primarily driven by decreases in deferred compensation obligation and management performance compensation, which were partially offset by increases in salaries and related benefits.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $2.5 million for the three months ended March 31, 2020 from $1.8 million for the same period in 2019, an increase of $0.6 million, or 34.5%. The increase was primarily driven by the increase in amortization of intangible assets.
Other (Expense) Income, Net
Other (expense) income, net decreased to $(0.4) million for the three months ended March 31, 2020 from $3.4 million for the same period in 2019. The decrease was primarily driven by (i) a $2.1 million unfavorable change in the value of our deferred compensation plan assets that are held in a rabbi trust; (ii) a $1.1 million foreign currency loss related to our Canadian operations; and (iii) a $0.6 million reduction in interest income on our investments in marketable debt securities, available-for-sale.
Interest Expense
There were no significant changes in interest expense for the three months ended March 31, 2020 compared to the same period in 2019.
Provision for Income Taxes
The provision for income taxes was $5.9 million for the three months ended March 31, 2020 compared to $5.7 million in the same period in 2019, an increase of $0.3 million, or 4.6%. The effective income tax rate for the three months ended March 31, 2020 was 31.2% compared to 26.6% for the same period in 2019. The effective income tax rate increased primarily due to the effect of permanent items driven by the decrease in value of our deferred compensation plan assets, a shift in the blended state tax rate to higher taxing jurisdictions and a recording of a valuation allowance with respect to the deferred tax assets of the Company’s Canadian operations.

Non-GAAP
Financial Measure
In this quarterly report on Form
10-Q,
we include a
non-GAAP
financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization, stock-based compensation and other non-cash
items, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income and other, including net realized gains (losses) on marketable debt securities, available-for-sale
and cash and cash equivalents, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation, and (vi)
 non-cash
MSR activity. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful tool to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash
items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies.
A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$13,070	$15,638
Adjustments:
Interest income and other (1)	(2,003)	(2,541)
Interest expense	283	349
Provision for income taxes	5,917	5,657
Depreciation and amortization	2,464	1,832
Stock-based compensation	2,632	2,341
Non-cash MSR activity (2)	15	(117)

Adjusted EBITDA (3)	$22,378	$23,159

(1)	Other includes net realized gains (losses) on marketable debt securities available-for-sale.

(2)	Non-cash MSR activity includes the assumption of servicing obligations.

(3)	The decrease in Adjusted EBITDA for the three months ended March 31, 2020 compared to the same period in 2019 is primarily due to a higher proportion of operating expenses compared to total revenues.

Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, marketable debt securities, available-for-sale
and, if necessary, borrowings under our credit agreement. In order to enhance yield to us, we have invested a portion of our cash in money market funds and in fixed and variable income debt securities, in accordance with our investment policy approved by the board of directors. Certain of our investments in money market funds may not maintain a stable net asset value and may impose fees on redemptions and/or gating fees. To date, the Company has not experienced any restrictions or gating fees on its ability to redeem funds from money market funds. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash and cash equivalents, proceeds from the sale of marketable debt securities, available-for-sale
or availability under our credit agreement.

Cash Flows
Our total cash and cash equivalents balance decreased by $42.9 million to $189.8 million at March 31, 2020, compared to $232.7 million at December 31, 2019. The following table sets forth our summary cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(52,793)	$(38,598)
Net cash provided by investing activities	13,097	24,073
Net cash used in financing activities	(2,940)	(2,026)

Effect of currency exchange rate changes on cash and cash equivalents	(274)	—

Net decrease in cash and cash equivalents	(42,910)	(16,551)
Cash and cash equivalents at beginning of period	232,670	214,683

Cash and cash equivalents at end of period	$189,760	$198,132

Operating Activities
Cash flows used in operating activities were $52.8 million for the three months ended March 31, 2020 compared to $38.6 million for the same period in 2019. Net cash used in operating activities is driven by our net income adjusted for non-cash
items and changes in operating assets and liabilities. The $14.2 million increased usage in operating cash flows for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a higher proportion of operating expenses compared to total revenues, differences in timing of certain payments and receipts and an increase in advances to our investment sales and financing professionals, which was partially offset by a reduction in bonus accruals and a reduction in the deferral of certain discretionary commissions. We traditionally experience net cash used in operating activities during the three-month periods ended March 31, since bonuses and certain deferred commissions related to the prior year(s) are typically paid during the first quarter of the new year.
Investing Activities
Cash flows provided by investing activities were $13.1 million for the three months ended March 31, 2020 compared to $24.1 million for the same period in 2019. The $11.0 million decrease in cash flows provided by investing activities for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a $4.0 million reduction in net proceeds from sales and maturities of marketable debt securities, available-for-sale
and a net $6.0 million outflow for acquisitions during the three months ended March 31, 2020 with no such comparable outflow for the same period in 2019.
Financing Activities
Cash flows used in financing activities were $2.9 million for the three months ended March 31, 2020 compared to $2.0 million for the same period in 2019. The change in cash flows used in financing activities for the three months ended March 31, 2020 compared to the same period in 2019 was primarily impacted by taxes paid related to net share settlement of stock-based awards and principal payments on stock appreciation rights liability. See Note 12 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale
and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for the foreseeable future. As of March 31, 2020, cash on hand and core-cash investments aggregated $336.9 million, and we had $60.0 million of borrowing capacity under our credit agreement.
If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all due to various risks and uncertainties, including, but not limited to, the economic effects of the
COVID-19
pandemic. Our failure to raise sufficient capital when needed could prevent us from, among other factors, to fund acquisitions or to otherwise finance our growth or operations.

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
Contractual Obligations and Commitments
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2019 through the date the condensed consolidated financial statements were issued.
Off Balance Sheet Arrangements
We do not have any
off-balance
sheet arrangements.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to the
COVID-19
pandemic. The economic impacts from inflation/deflation to our business remain unknown at this time.
Critical Accounting Policies; Use of Estimates
We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no significant changes in our critical accounting policies, as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2019 except for the following:
Investments in Marketable Debt Securities,
Available-for-Sale
We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. We consider our investments in marketable debt securities to be available-for-sale,
and accordingly are recorded at their fair values. We determine the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with accretion and amortization of purchase premiums and discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other (expense) income, net in the condensed consolidated statements of net and comprehensive income. We typically invest in highly-rated debt securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities.
We review quarterly our investment portfolio of all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. We exclude accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale,
for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income (loss), net of applicable taxes. We made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. We evaluate write-off
of accrued interest receivable by the major security-type level at the time credit loss exists for the underlying security.

Determining whether a credit loss exists requires a high degree of judgment and we consider both qualitative and quantitative factors in making our determination. We evaluate our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. For all securities in an unrealized loss position, we evaluate, among other items, the extent and length of time the fair market value of a security is less than its amortized cost, time to maturity, duration, seniority, the financial condition of the issuer including credit ratings, any changes thereto and relative default rates, leverage ratios, availability of liquidity to make principle and interest payments, performance indicators of the underlying assets, analyst reports and recommendations and changes in base and market interest rates. If qualitative and quantitative analysis is sufficient to conclude that an impairment related to credit losses does not exist, we typically do not perform further quantitative analysis to estimate the present value of cash flows expected to be collected from the debt security. Estimates of expected future cash flows are our best estimate based on past events, current conditions and reasonable and supportable economic forecasts.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our Notes to Condensed Consolidated Financial Statements. Other than changing certain accounting processes and disclosures, the accounting pronouncement related to Accounting Standards Update No.
 2016-13,
Financial Instruments—Credit Losses
did not have a material impact on our condensed consolidated financial statements. Although we do not believe any of the other accounting pronouncements listed in that note will have a significant impact on our business, we are still in the process of determining the impact of the new pronouncements may have on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. government and federal agency, corporate debt, asset-backed securities and other. As of March 31, 2020, the fair value of investments in marketable debt securities, available-for-sale
was $189.1 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA+ as of March 31, 2020. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. During the three months ended March 31, 2020, increased demand for treasury securities caused a significant decrease in the yields on treasury securities and unbalanced demand and supply factors created significant liquidity shortfalls until the Federal Reserve initiated market intervention programs to stabilize the market. The following table sets forth the impact on the fair value of our investments as of March 31, 2020 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$2,703
1% Decrease	$1,469
1% Increase	$(2,114)
2% Increase	$(4,228)

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
15(e) and
15d-
15(e) under the Exchange Act, as of the end of the period covered by this Form
10-Q,
based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on such evaluation, our management has concluded that as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in claims and legal actions arising in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by our insurance policies, which contain deductibles, exclusions, claim limits and aggregate policy limits. Such litigation and other proceedings may include, but are not limited to, actions relating to commercial relationships, standard brokerage disputes like the alleged failure to disclose physical or environmental defects or property expenses or contracts, the alleged inadequate disclosure of matters relating to the transaction like the relationships among the parties to the transaction, potential claims or losses pertaining to the asset, vicarious liability based upon conduct of individuals or entities outside of our control, general fraud claims, conflicts of interest claims, employment law claims, including claims challenging the classification of our sales professionals as independent contractors, claims alleging violations of state consumer fraud statutes and intellectual property. While the ultimate liability for these legal proceedings cannot be determined, we review the need for an accrual for loss contingencies quarterly and record an accrual for litigation related losses where the likelihood of loss is both probable and estimable. We do not believe, based on information currently available to us, that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes from the risk factors described in our Annual Report on Form
 10-K
 for the year ended December 31, 2019, other than the new risk factor below relating to the
COVID-19
pandemic.
The COVID-19 pandemic
has adversely affected and could continue to adversely affect how we operate our business, and the duration and extent to which it will impact our future results of operations and overall financial performance is unknown.
The
COVID-19
pandemic is a prolonged widespread global health crisis that has adversely affected and could continue to adversely affect the broader economies, capital markets and overall demand for our services.
Government imposed restrictions, including the current state and local level shelter-in-place
orders, that are implemented as a result of a pandemic can affect our clients or potential clients’ ability or willingness to purchase properties with limited or no ability to view properties; delay the closing of real estate sales and financing transactions; increase the borrowing cost and reduce the availability of debt financing; impact our ability to provide or deliver services to our clients or potential clients; and/or temporarily delay our expansion efforts. The current
COVID-19
pandemic, the reoccurrence of the
COVID-19
pandemic or a future pandemic, could materially affect our future sales, operating results and overall financial performance due to, among other factors:
•	Any impairment in value of our investments in marketable debt securities, available-for-sale, tangible or intangible assets, which could be recorded as a result of weaker economic conditions.
•	A potential negative impact on the health of our employees and investment sales and financing professionals, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during a disruption.
•	If significant portions of our workforce are unable to work effectively, including because of quarantines, facility closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted.
The long-term potential economic impact of a pandemic may be difficult to assess or predict. A pandemic, such as the current
COVID-19
pandemic, can result in significant long-term disruption of global financial markets, and a recession or long-term market correction could have a material direct impact on the flow of capital to the commercial real estate market and/or the willingness of investors to invest in or sell commercial real estate. This may adversely impact the demand for our services as well as the value of our common stock and our access to capital.
We did not incur significant disruptions during the three months ended March 31, 2020 from the
 COVID-19
 pandemic. To date, we have seen an increase in closing timelines, slowing of our real estate brokerage and financing transaction activity, and, in certain cases, restricted ability of borrowers to access the capital markets and other sources of financing. Further, the effect of the
COVID-19
restrictions on our operations, including an extended period of remote work arrangements and preventative and precautionary health measures mandated to us by federal, state and local governments will likely affect our ability to identify and close commercial real estate transactions. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.
Please see “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussions of the potential impact of the COVID-19 pandemic and associated economic disruptions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

10.1*	Consulting Services Agreement between the Company and L5K Investments, Inc. dated January 1, 2020.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Net and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc .

Date:	May 11, 2020	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2020	By:	/s/ Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)