Form 10-Q
period 2020-06-30
Marcus & Millichap, Inc.
filed 2020-08-10
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
of the Exchange Act).     Yes ☐     No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of August 4, 2020 was 39,328,017 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$154,880	$232,670
Commissions receivable, net	4,956	5,003
Prepaid expenses	8,391	10,676
Income tax receivable	4,224	4,999
Marketable debt securities, available-for-sale (includes amortized cost of $169,195 and $150,517 at June 30, 2020 and December 31, 2019, respectively, and $0 allowance for credit losses)	169,768	150,752
Advances and loans, net	1,830	2,882
Other assets	3,619	3,185

Total current assets	347,668	410,167
Property and equipment, net	23,429	22,643
Operating lease right-of-use assets, net	86,035	90,535
Marketable debt securities, available-for-sale (includes amortized cost of $40,808 and $59,468 at June 30, 2020 and December 31, 2019, respectively, and $0 allowance for credit losses)	42,781	60,809
Assets held in rabbi trust	9,081	9,452
Deferred tax assets, net	17,710	22,122
Goodwill and other intangible assets, net	37,829	22,312
Advances and loans, net	101,781	66,647
Other assets	4,501	4,347

Total assets	$670,815	$709,034

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$10,914	$10,790
Notes payable to former stockholders	—	6,564
Deferred compensation and commissions	25,549	44,301
Operating lease liabilities	17,880	17,762
Accrued bonuses and other employee related expenses	4,211	22,388

Total current liabilities	58,554	101,805
Deferred compensation and commissions	31,388	45,628
Operating lease liabilities	60,262	63,155
Other liabilities	7,698	3,539

Total liabilities	157,902	214,127

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,328,017 and 39,153,195 at June 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	108,308	104,658
Stock notes receivable from employees	—	(4)
Retained earnings	401,414	388,271
Accumulated other comprehensive income	3,187	1,978

Total stockholders’ equity	512,913	494,907

Total liabilities and stockholders’ equity	$670,815	$709,034

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Real estate brokerage commissions	$103,371	$188,680	$275,200	$333,617
Financing fees	12,703	17,742	28,054	31,474
Other revenues	1,326	3,171	4,863	5,209

Total revenues	117,400	209,593	308,117	370,300

Operating expenses:
Cost of services	73,743	127,847	187,500	219,535
Selling, general and administrative	43,519	52,836	98,379	101,754
Depreciation and amortization	2,752	1,932	5,216	3,764

Total operating expenses	120,014	182,615	291,095	325,053

Operating (loss) income	(2,614)	26,978	17,022	45,247
Other income (expense), net	2,975	3,119	2,609	6,494
Interest expense	(213)	(340)	(496)	(689)

Income before provision for income taxes	148	29,757	19,135	51,052
Provision for income taxes	42	8,478	5,959	14,135

Net income	106	21,279	13,176	36,917

Other comprehensive income (loss):
Marketable debt securities, available-for-sale:
Change in unrealized gains	1,214	856	717	1,714
Less: reclassification adjustment for net losses (gains) included in other income (expense), net	13	(9)	24	(18)

Net change, net of tax of $421, $283, $253 and $571 for the three and six months ended June 30, 2020 and 2019, respectively	1,227	847	741	1,696
Foreign currency translation (loss) gain, net of tax of $0 for each of the three and six months ended June 30, 2020 and 2019	(423)	(216)	468	(314)

Total other comprehensive income	804	631	1,209	1,382

Comprehensive income	$910	$21,910	$14,385	$38,299

Earnings per share:
Basic	$—	$0.54	$0.33	$0.94
Diluted	$—	$0.54	$0.33	$0.93
Weighted average common shares outstanding:
Basic	39,629	39,395	39,585	39,353
Diluted	39,673	39,527	39,662	39,524
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	—	$—	39,272,429	$4	$105,601	$(4)	$401,308	$2,383	$509,292
Net and comprehensive income	—	—	—	—	—	—	106	804	910
Stock-based award activity
Stock-based compensation	—	—	—	—	2,536	—	—	—	2,536
Shares issued pursuant to employee stock purchase plan	—	—	15,923	—	371	—	—	—	371
Issuance of common stock for vesting of restricted stock units	—	—	27,373	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	19,516	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(7,224)	—	(200)	—	—	—	(200)
Reduction of stock notes receivable from employees	—	—	—	—	—	4	—	—	4

Balance as of June 30, 2020	—	$—	39,328,017	$4	$108,308	$—	$401,414	$3,187	$512,913

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	—	$—	39,042,434	$4	$97,587	$(4)	$326,979	$1,526	$426,092
Net and comprehensive income	—	—	—	—	—	—	21,279	631	21,910
Stock-based award activity
Stock-based compensation	—	—	—	—	2,585	—	—	—	2,585
Shares issued pursuant to employee stock purchase plan	—	—	11,022	—	338	—	—	—	338
Issuance of common stock for vesting of restricted stock units	—	—	40,823	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	10,542	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(13,960)	—	(412)	—	—	—	(412)

Balance as of June 30, 2019	—	$—	39,090,861	$4	$100,098	$(4)	$348,258	$2,157	$450,513

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except for shares)
(Unaudited)

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	39,153,195	$4	$104,658	$(4)	$388,271	$1,978	$494,907
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(33)	—	(33)

Balance at January 1, 2020, as adjusted	—	—	39,153,195	4	104,658	(4)	388,238	1,978	494,874
Net and comprehensive income	—	—	—	—	—	—	13,176	1,209	14,385
Stock-based award activity
Stock-based compensation	—	—	—	—	5,168	—	—	—	5,168
Shares issued pursuant to employee stock purchase plan	—	—	15,923	—	371	—	—	—	371
Issuance of common stock for vesting of restricted stock units	—	—	197,479	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	19,516	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(58,096)	—	(1,889)	—	—	—	(1,889)
Reduction of stock notes receivable from employees	—	—	—	—	—	4	—	—	4

Balance as of June 30, 2020	—	$—	39,328,017	$4	$108,308	$—	$401,414	$3,187	$512,913

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	38,814,464	$4	$97,458	$(4)	$311,341	$775	$409,574
Net and comprehensive income	—	—	—	—	—	—	36,917	1,382	38,299
Stock-based award activity
Stock-based compensation	—	—	—	—	4,926	—	—	—	4,926
Shares issued pursuant to employee stock purchase plan	—	—	11,022	—	338	—	—	—	338
Issuance of common stock for vesting of restricted stock units	—	—	325,219	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	10,542	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(70,386)	—	(2,624)	—	—	—	(2,624)

Balance as of June 30, 2019	—	$—	39,090,861	$4	$100,098	$(4)	$348,258	$2,157	$450,513

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$13,176	$36,917
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,216	3,764
Amortization of right-of-use assets	11,151	10,242
Credit loss recovery	(78)	(13)
Stock-based compensation	5,168	4,926
Deferred taxes, net	4,172	3,863
Unrealized foreign exchange loss	557	—
Net realized (gains) losses on marketable debt securities, available-for-sale	(117)	(12)
Other non-cash items	567	(228)
Changes in operating assets and liabilities:
Commissions receivable	(5)	(820)
Prepaid expenses	2,259	(1,689)
Advances and loans	(34,149)	(17,614)
Other assets	(1,059)	(3,753)
Accounts payable and other liabilities	(1,204)	14
Income tax receivable/payable	775	(9,248)
Accrued bonuses and other employee related expenses	(18,168)	(14,228)
Deferred compensation and commissions	(31,425)	(28,291)
Operating lease liabilities	(9,016)	(8,169)
Other liabilities	331	(24)

Net cash used in operating activities	(51,849)	(24,363)

Cash flows from investing activities
Acquisition of businesses, net of cash received	(11,821)	—
Purchases of marketable debt securities, available-for-sale	(95,266)	(79,357)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	95,028	103,108
Issuances of employee notes receivable	(211)	—
Payments received on employee notes receivable	1	1
Purchase of property and equipment	(4,190)	(4,126)

Net cash (used in) provided by investing activities	(16,459)	19,626

Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(1,889)	(2,624)
Proceeds from issuance of shares pursuant to employee stock purchase plan	371	338
Principal payments on notes payable to former stockholders	(6,563)	(1,087)
Principal payments on stock appreciation rights liability	(1,251)	185

Net cash used in financing activities	(9,332)	(3,188)

Effect of currency exchange rate changes on cash and cash equivalents	(150)	—

Net decrease in cash and cash equivalents	(77,790)	(7,925)
Cash and cash equivalents at beginning of period	232,670	214,683

Cash and cash equivalents at end of period	$154,880	$206,758

Supplemental disclosures of cash flow information
Interest paid during the period	$1,193	$1,967

Income taxes paid, net	$1,013	$19,520

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of June 30, 2020, MMI operates 82 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
Reorganization and Initial Public Offering
MMI was formed in June 2013 in preparation for Marcus & Millichap Company (“MMC”) to spin-off
its majority owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”). Prior to the initial public offering (“IPO”) of MMI, all of the preferred and common stockholders of MMREIS (including MMC and employees of MMREIS) contributed all of their outstanding shares to MMI, in exchange for new MMI common stock. As a result, MMREIS became a wholly-owned subsidiary of MMI. Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness of MMC. MMI completed its IPO in November 2013.
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form
10-Q
and
Article 10-01
of
Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form
10-K
filed on March 2, 2020 with the SEC. The results of the six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, for other interim periods or for
future years.
Considerations Related to the
COVID-19
Pandemic
The
COVID-19
pandemic and resultant shutdown of economic activity across much of the world has led to sharp increases in unemployment, dislocations in debt and equity markets and businesses instituting cost-cutting and capital-preservation measures. There has been a significant impact on commercial real estate markets in the United States and Canada that started at the end of first quarter 2020 and continued through the end of the second quarter of 2020, as many property owners and occupiers have put transactions on hold, driving significantly lower sales volumes. The Company expects the effects of the COVID-19 pandemic to continue to adversely impact its financial position, results of operations, and cash flows for the remainder of 2020.
See Note 3 – “Property and Equipment, Net”, Note 6 – “Acquisitions, Goodwill and Other Intangible Assets”, Note 10 – “Fair Value Measurements” and Note 15 – “Commitments and Contingencies”
for further discussion on
COVID-19.
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, including the impact
COVID-19
may have on our business. Actual results could differ from those estimates.

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
Cash and Cash Equivalents
The Company considers cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. Portions of the balance of cash and cash equivalents were held in financial institutions, various money market funds with fixed and floating net asset values and short-term commercial paper. Money market funds have floating net asset values and may be subject to gating or liquidity fees. The Company assesses short-term commercial paper for impairment in connection with investments in marketable debt securities, available-for-sale.
The likelihood of realizing material losses from cash and cash equivalents, including the excess of cash balances over federally insured limits, is remote.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company, from time to time, enters into various agreements with certain of its investment sales and financing professionals whereby these individuals receive loans. The notes receivable along with stated interest, are typically collected from future commissions or repaid based on the terms stipulated in the respective agreements that are generally between 1 and 7 years. The Company evaluates the need for an allowance for credit losses for the loans based on historical experience, current conditions
and
reasonable forecasts of future economic conditions. Estimated credit losses, net of any reversals, are charged to credit loss expense included in selling, general and administrative expense. Amounts are generally written off when amounts are determined to be no longer collectable.
Investments in Marketable Debt Securities,
Available-for-Sale
The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities (“ABS”) and other. The Company considers its investments in marketable debt securities to be available-for-sale,
and accordingly are recorded at their fair values. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The Company typically invests in highly-rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities.
The Company reviews quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. The Company excludes accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale,
for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income/loss, net of applicable taxes. The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. The Company evaluates write-off
of accrued interest receivable by the major security-type level at the time credit loss exists for the underlying security.
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
States
and
Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and six months ended June 30, 2020 and 2019, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2020, the Company’s Canadian operations represented approximately 2% of total revenues. During the three and six months ended June 30, 2019, the Company’s Canadian operations represented less than 1% of total revenues.
During the three and six months ended June 30, 2020 and 2019, no office represented 10% or more of total revenues.
Recent Accounting Pronouncements
Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
No. 2016-13,
Financial
Instruments
-
Credit
Losses
(“ASU
2016-13”).
The new standard requires the use of an expected-loss model for financial assets measured at amortized cost and marketable debt securities, available-for
sale, which requires that identified credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) is permitted in the reporting period that the change occurs. Previously, U.S. GAAP prohibited reflecting any reversals of impairment charges. The Company adopted the new standard on January 1, 2020 using the modified-retrospective transition method for assets measured at amortized cost other than marketable debt securities, available-for-sale,
which was adopted using a prospective transition approach as required by the new standard. On the adoption date, the Company recorded a cumulative-effect adjustment related to an allowance for credit losses associated with
commissions receivable and advances and loans, net of tax in the amount of $33,000 with the offset to retained earnings as of the beginning of the period presented after adoption. The adoption of ASU
2016-13
did not have a material impact on the Company’s investment policy and impairment model for marketable debt securities, available-for-sale.
The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale,
for the purposes of identifying and measuring an impairment.
In August 2018, the FASB issued ASU
No. 2018-15,
Internal-Use
Software
(Subtopic 350-40
) -
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
,
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
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
(“ASU
2020-04”).
ASU
2020-04
provides temporary optional exceptions to the guidance in U.S. GAAP on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. ASU
2020-04
is effective for all entities upon issuance and may be applied prospectively to contract modifications through December 31, 2022. The guidance applies to the Company’s Credit Agreement (see Note 15 – “Commitments and Contingencies”), which references LIBOR, and will generally allow it to account for and present a modification as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. As of June 30, 2020, the Company has not drawn funds from the credit facility. The Company continues to evaluate the impact of this new standard and does not expect ASU
2020-04
to have a material effect on its condensed consolidated financial statements.

MARCUS &
MILLICHAP
, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Computer software and hardware equipment	$28,445	$25,252
Furniture, fixtures, and equipment	23,114	23,468
Less: accumulated depreciation and amortization	(28,130)	(26,077)

	$23,429	$22,643

During the six months ended June 30, 2020 and 2019, the Company wrote-off
approximately $966,000 and $3.1 million, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
As of June 30, 2020 and 2019, property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $197,000 and $466,000, respectively.
The Company evaluates its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of June 30, 2020, the Company considered the impact o
f
COVID-19
pandemic and evaluated its property and equipment for potential indicators of impairment. The Company concluded that as of June 30, 2020, there was no indicators of impairment of its property and equipment.

4.	Operating Leases
The Company has operating leases for all of its facilities and autos. As of June 30, 2020 and December 31, 2019, operating lease right-of-use
(“ROU”) assets were $117.7 million and $111.1 million, respectively, and the related accumulated amortization was $31.7 million and $20.6 million, respectively.
The operating lease cost, included in selling, general and administrative expense in the condensed consolidated statement of net and comprehensive income, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost:
Lease cost (1)	$6,341	$6,106	$12,604	$12,015
Variable lease cost (2)	1,215	1,284	2,611	2,490
Sublease income	(89)	(43)	(166)	(131)

	$7,467	$7,347	$15,049	$14,374

(1)	Includes short-term lease cost and ROU asset amortization.
(2)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.
Maturities of lease liabilities by year consisted of the following (in thousands):

June 30, 2020
Remainder of 2020	$10,505
2021	20,891
2022	15,681
2023	12,286
2024	10,081
Thereafter	15,368

Total future minimum lease payments	84,812
Less imputed interest	(6,670)

Present value of operating lease liabilities	$78,142

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

	Six Months Ended June 30,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$10,456	$9,973
Noncash activity:
ROU assets obtained in exchange for operating lease liabilities	$6,334	$16,264
Tenant improvements owned by lessor related to ROU assets (1)	$317	$2,532

(1)	Reclassification from other assets current.
Other information related to the operating leases consisted of the following:

	June 30, 2020	December 31, 2019
Weighted average remaining operating lease term	4.87 years	5.04 years
Weighted average discount rate	3.3%	3.8%

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Investments in Marketable Debt Securities
Amortized cost, allowance for credit losses, gross unrealized gains/losses in accumulated other comprehensive income/loss and fair value of marketable debt securities, available-for-sale,
by type of security consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$108,982	$—	$498	$(1)	$109,479
U.S. government sponsored entities	37,699	—	14	—	37,713
Corporate debt	22,514	—	62	—	22,576

	$169,195	$—	$574	$(1)	$169,768

Long-term investments:
U.S. treasuries	$3,892	$—	$319	$—	$4,211
U.S. government sponsored entities	1,218	—	36	—	1,254
Corporate debt	28,139	—	1,758	(181)	29,716
ABS and other	7,559	—	128	(87)	7,600

	$40,808	$—	$2,241	$(268)	$42,781

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$124,389	$196	$(5)	$124,580
U.S. government sponsored entities	—	—	—	—
Corporate debt	26,128	44	—	26,172

	$150,517	$240	$(5)	$150,752

Long-term investments:
U.S. treasuries	$24,188	$235	$—	$24,423
U.S. government sponsored entities	1,353	3	(1)	1,355
Corporate debt	25,447	1,027	(3)	26,471
ABS and other	8,480	93	(13)	8,560

	$59,468	$1,358	$(17)	$60,809

The Company’s investments in
available-for-sale
debt securities that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	June 30, 2020
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$16,889	$(1)	$—	$—	$16,889	$(1)
Corporate debt	2,073	(181)	—	—	2,073	(181)
ABS and other	2,256	(87)	—	—	2,256	(87)

	$21,218	$(269)	$—	$—	$21,218	$(269)

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$39,823	$(5)	$—	$—	$39,823	$(5)
U.S. government sponsored entities	—	—	566	(1)	566	(1)
Corporate debt	6,029	(3)	—	—	6,029	(3)
ABS and other	1,971	(13)	—	—	1,971	(13)

	$47,823	$(21)	$566	$(1)	$48,389	$(22)

Gross realized gains and losses from the sales of the Company’s available-for-sale
debt securities consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gross realized gains (1)	$79	$24	$132	$59

Gross realized losses (1)	$(15)	$—	$(15)	$(47)

(1)
Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of June 30, 2020, the portfolio had an average credit rating of AA+ and weighted term to final maturity of 1.7 years, with 21 securities in the portfolio with an unrealized loss aggregating $269,000, or 0.1% of amortized cost, and a weighted average credit rating of AA+.
As of June 30, 2020, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic situation and a review of an issuer’s and securities liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principle payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$169,195	$169,768	$150,517	$150,752
Due after one year through five years	25,166	26,426	41,123	41,794
Due after five years through ten years	10,709	11,395	12,813	13,467
Due after ten years	4,933	4,960	5,532	5,548

	$210,003	$212,549	$209,985	$211,561

Weighted average contractual maturity		1.7 years		1.7 years
Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.

6.	Acquisitions, Goodwill and Other Intangible Assets
During the six months ended June 30, 2020, the Company expanded its network of its real estate sales and financing professionals and provided further diversification to its real estate brokerage and financing services.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company completed an acquisition of two businesses that were accounted for as business combination
s
and the results have been included in the condensed consolidated financial statements beginning on the acquisition date
s
. Aggregate terms of these acquisitions included: (i) cash paid at closing of approximately $11.8 million, net of cash received, (ii) the fair value of contingent consideration of $1.8 million using a probability-weighted, discounted cash flow estimate on achieving certain financial metrics
,
and (iii) the fair value of deferred consideration of $3.9 million using a discounted cash flow estimate with the
only remaining condition on such payments
being
the passage of time. Contingent consideration and deferred consideration are included in accounts payable and other liabilities and other liabilities captions in the condensed consolidated balance sheets. See Note 10 – “Fair Value Measurements” for additional information on contingent and deferred consideration.
Based on preliminary purchase price allocations, $8.3 million was allocated to the fair values of intangible assets with the remainder of $9.2 million allocated to goodwill. The Company recorded acquisition related costs of $446,000 and $94,000 for the three months ended June 30, 2020 and 2019, respectively, and $1.1 million and $140,000 for the six months ended June 30, 2020 and 2019, respectively.

These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.
The goodwill recorded as part of the acquisitions primarily arises from the acquired assembled workforce and brokerage
and financing sales platforms. The Company expects all of the goodwill to be tax deductible, with the tax-deductible
amount of goodwill related to the contingent and deferred consideration to be determined once the cash payments are made to settle any contingent and deferred consideration. The goodwill resulting from acquisitions is allocated to the Company’s one reporting unit.
Goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$24,319	$—	$24,319	$15,072	$—	$15,072
Intangible assets (1)	17,291	(3,781)	13,510	9,050	(1,810)	7,240

	$41,610	$(3,781)	$37,829	$24,122	$(1,810)	$22,312

(1)	Total weighted average amortization period was 5.08 years and 4.37 years as of June 30, 2020 and December 31, 2019, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Six Months Ended June 30,
	2020	2019
Beginning balance	$15,072	$11,459
Additions from acquisitions	9,247	—
Impairment losses	—	—

Ending balance	$24,319	$11,459

Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

June 30, 2020
Remainder of 2020	$1,924
2021	2,972
2022	2,585
2023	2,582
2024	2,013
Thereafter	1,434

$13,510

The Company evaluates goodwill and intangible assets for impairment annually in the fourth quarter. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

loss has occurred. As of June 30, 2020, the Company considered the impact of
COVID-19
pandemic and evaluated its goodwill and intangible assets for impairment testing. The Company considered qualitative factors, including the impact from the
COVID-19
induced economic slowdown and current projected recovery timeframes and their impact on goodwill and intangible assets. The Company concluded that as of June 30, 2020, there was no impairment of its goodwill and intangible assets.

7.	Selected Balance Sheet Data
Advances and Loans, Net and Commissions Receivable, Net
Allowance for credit losses for advances and loans and commissions receivable consisted of the following (in thousands):

	Advances and Loans	Commissions Receivable	Total
Beginning balance as of January 1, 2020	$512	$32	$544
Credit loss (recovery) expense	(79)	1	(78)
Write-offs	(32)	—	(32)

Ending balance as of June 30, 2020	$401	$33	$434

	Advances and Loans	Commissions Receivable	Total
Beginning balance as of January 1, 2019	$514	$—	$514
Credit loss recovery	(13)	—	(13)
Write-offs	(103)	—	(103)

Ending balance as of June 30, 2019	$398	$—	$398

Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Mortgage servicing rights (“MSRs”), net of amortization	$—	$—	$2,133	$2,002
Security deposits	—	—	1,388	1,345
Employee notes receivable (1)	170	65	406	323
Customer trust accounts and other	3,449	3,120	574	677

	$3,619	$3,185	$4,501	$4,347

(1)
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable were $0 and $60 for the six months ended June 30, 2020 and 2019, respectively. See Note 9 – “Related-Party Transactions” for additional information.

MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	Six Months Ended June 30,
	2020	2019
Beginning balance	$2,002	$2,209
Additions	384	165
Amortization	(253)	(275)

Ending balance	$2,133	$2,099

The portfolio of loans serviced by the Company aggregated $1.7 billion and $1.6 billion as of June 30, 2020 and December 31, 2019, respectively. See Note 10 – “Fair Value Measurements” for additional information on MSRs.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with MSR activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $2.7 million and $2.6 million as of June 30, 2020 and December 31, 2019, respectively, and the offsetting obligations are not presented in the Company’s condensed consolidated financial statements as they do not represent assets and liabilities of the Company.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Stock appreciation rights (“SARs”) liability (1)	$2,162	$2,080	$16,316	$18,122
Commissions payable to investment sales and financing professionals	21,693	40,235	8,641	20,818
Deferred compensation liability (1)	1,433	1,553	6,431	6,688
Other	261	433	—	—

	$25,549	$44,301	$31,388	$45,628

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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the
10-year
treasury note, plus 2%. The rate resets annually. The rates at January 1, 2020 and 2019 were 3.920% and 4.684%, respectively. MMI recorded interest expense related to this liability of $177,000 and $226,000 for the three months ended June 30, 2020 and 2019, respectively, and $355,000 and $452,000 for the six months ended June 30, 2020 and 2019, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the six months ended June 30, 2020 and 2019, the Company made total payments of $2.1 million and $1.7 million, consisting of principal and accumulated interest, respectively.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a
non-qualified
deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current. During the six months ended June 30, 2020 and 2019, the Company made total payments to participants of $821,000 and $786,000, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$1,124	$225	$(264)	$928

Increase (decrease) in the net carrying value of the deferred compensation obligation (2)	$973	$227	$(300)	$912

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Non-Current
	June 30, 2020	December 31, 2019
Deferred consideration (1) (2)	$3,372	$830
Contingent consideration (1) (2)	3,805	2,709
Other	521	—

	$7,698	$3,539

(1)
The current portions of deferred consideration in the amounts of $1,845 and $560 as of June 30, 2020 and December 31, 2019, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets. The current portions of contingent consideration in the amounts of $1,403 and $678 as of June 30, 2020 and December 31, 2019, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets.

(2)
Deferred consideration in the aggregate amount of $1,401 as of December 31, 2019 was reclassified from contingent consideration during the six months ended June 30, 2020 and of this amount, $560 and $841 pertained to the current and non-current
portions, respectively.

8.	Notes Payable to Former Stockholders
In conjunction with the
spin-off
and IPO, notes payable to certain former stockholders of MMREIS were issued in settlement of restricted stock and SARs awards that were redeemed by MMREIS upon the termination of employment by the former stockholders (“the Notes”). Such Notes had been previously assumed by MMC and were transferred to the Company. The Notes were fully paid in April 2020 in the amount of $6.9 million ($6.6 million principal and $333,000 interest).

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires the services separately. Under the TSA, the Company incurred net costs during the three months ended June 30, 2020 and 2019 of $16,000 and $32,000, respectively, and during the six months ended June 30, 2020 and 2019 of $42,000 and $75,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended June 30, 2020 and 2019, the Company earned real estate brokerage commissions and financing fees of $880,000 and $1.9 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $536,000 and $1.1 million, respectively, related to these revenues. For the six months ended June 30, 2020 and 2019, the Company earned real estate brokerage commissions and financing fees of $1.6 million and $2.8 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $988,000 and $1.6 million, respectively, related to these revenues.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. The related operating lease cost was $332,000 and $333,000 for the three months ended June 30, 2020 and 2019, respectively, and $665,000 and $666,000 for the six months ended June 30, 2020 and 2019, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. See Note 4 – “Operating Leases” for additional information.
Accounts Payable and Other Liabilities with MMC
As of June 30, 2020, and December 31, 2019, accounts payable and other liabilities with MMC totaling $94,000 and $88,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to
non-executive
employees from
time-to-time.
At June 30, 2020 and December 31, 2019, the aggregate principal amount for employee notes receivable was $576,000 and $388,000, respectively, which is included in other assets (current and non-current)
in the accompanying condensed consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data” for additional information.
As of June 30, 2020, George M. Marcus, the Company’s founder and
Co-Chairman,
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

MARCUS &
MILLICHAP
,
INC
.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
,
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
Contingent consideration in connection with acquisitions, is carried at fair value and determined on a contract-by-contract
basis, calculated using a probability weighted discounted cash flow model based on the probability of achieving EBITDA and other performance and service requirements, and is a Level 3 measurement. During the six months ended June 30, 2020, the Company considered the economic impact of
COVID-19
on the probability of achieving EBITDA and other performance targets
,
and current and future interest rates in its determination of fair value for the contingent consideration. The Company is uncertain to the extent of the volatility in the unobservable inputs in the foreseeable future.
Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time, and is a Level 2 measurement.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	June 30, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$9,081	$—	$9,081	$—	$9,452	$—	$9,452	$—

Cash equivalents (1) :
Commercial paper and other	$5,751	$—	$5,751	$—	$5,087	$—	$5,087	$—
Money market funds	114,909	114,909	—	—	185,513	185,513	—	—

	$120,660	$114,909	$5,751	$—	$190,600	$185,513	$5,087	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$109,479	$109,479	$—	$—	$124,580	$124,580	$—	$—
U.S. government sponsored entities	37,713	—	37,713	—	—	—	—	—
Corporate debt	22,576	—	22,576	—	26,172	—	26,172	—

	$169,768	$109,479	$60,289	$—	$150,752	$124,580	$26,172	$—

Long-term investments:
U.S. treasuries	$4,211	$4,211	$—	$—	$24,423	$24,423	$—	$—
U.S. government sponsored entities	1,254	—	1,254	—	1,355	—	1,355	—
Corporate debt	29,716	—	29,716	—	26,471	—	26,471	—
ABS and other	7,600	—	7,600	—	8,560	—	8,560	—

	$42,781	$4,211	$38,570	$—	$60,809	$24,423	$36,386	$—

Liabilities:
Contingent consideration	$5,208	$—	$—	$5,208	$3,387	$—	$—	$3,387

Deferred consideration	$5,217	$—	$5,217	$—	$1,390	$—	$1,390	$—

Deferred compensation liability	$7,864	$7,864	$—	$—	$8,241	$8,241	$—	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the six months ended June 30, 2020 and 2019.
As of June 30, 2020 and December 31, 2019, contingent
and deferred
consideration has a maximum undiscounted payment of $17.3 million and $7.3 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these earn-out
and deferred
payments will be made over the next one to seven-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Six Months Ended June 30,
	2020	2019
Beginning balance (1)	$3,387	$2,875
Contingent consideration in connection with acquisitions (2)	1,800	—
Change in fair value of contingent consideration	21	(16)
Payments of contingent consideration	—	—

Ending balance	$5,208	$2,859

(1)
Beginning balance for 2020 reflects the reclassification of $1,401 from contingent consideration related to deferred consideration. See Note 7 – “Selected Balance Sheet Data – Other Liabilities” for additional information.

(2)	Contingent consideration in connections with acquisitions represents a noncash investing activity.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at June 30, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$5,208	Discounted cash flow	Expected life of cash flows	0.3-5.3 years	(2.1 years)
			Discount rate	4.8%-5.0%	(4.9%)
			Probability of achievement	0%-100.0%	(86.7%)
	Fair Value at December 31, 2019	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$3,387	Discounted cash flow	Expected life of cash flows	0.4-5.8 years	(2.4 years)
			Discount rate	3.6%-4.9%	(4.1%)
			Probability of achievement	33.0%-100.0%	(74.3%)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
Nonrecurring Fair Value Measurements
In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of MSRs, intangibles, goodwill and other assets for indications of impairment at least annually. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required.
MSRs are recorded at fair value upon acquisition of a servicing contract. The Company has elected the amortization method for the subsequent measurement of MSRs. MSRs are carried at the lower of amortized cost or fair value. MSRs are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The estimated fair value of the Company’s MSRs were developed using a discounted cash flow model that calculates the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Management made revisions to the assumptions used in the determination of fair value for MSRs after considering the economic impact of the
COVID-19
pandemic on default, severity, prepayment and discount rates related to the specific types and underlying collateral of the various serviced loans, interest rates, refinance rates, and current government and private sector responses to the pandemic. The fair value of the MSRs approximated the carrying value at June 30, 2020 and December 31, 2019 after consideration of the revisions to the various assumptions. See Note 7 – “Selected Balance Sheet Data – Other Assets – MSRs” for additional information.
As market conditions change, the Company will
re-evaluate
assumptions used in the determination of fair value for MSRs and is uncertain to the extent of the volatility in the unobservable inputs in the foreseeable future.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial assets measured at fair value on a nonrecurring basis consisted of the following (dollars in thousands):

	Fair Value at June 30, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,316	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	0.4%-5.0% (1.5%)
			Loss severity	24.2%-50.0% (30.1%)
			Discount rate	10.0%-10.0% (10.0%)
	Fair Value at December 31, 2019	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,204	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	2.0%-2.0% (2.0%)
			Loss severity	40.0%-40.0% (40.0%)
			Discount rate	9.5%-9.7% (9.7%)

(1)	Weighted average is based on the 10 % constant prepayment rate scenario which the Company uses as the reported fair value.

11.	Stockholders’ Equity
Common Stock
As of June 30, 2020 and December 31, 2019, there were 39,328,017 and 39,153,195 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested restricted stock awards (“RSAs”) issued to non-employee
directors, respectively. See Note 14 – “Earnings per Share” for additional information.
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At June 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income/Loss
Amounts reclassified from accumulated other comprehensive income/loss include marketable debt securities, available for sale are included as a component of other income (expense), net or selling, general and administrative expense, as applicable, in the condensed consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.

The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

12.	Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion
,
subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors receive annual grants under a director compensation policy. As of June 30, 2020, there were 4,994,198 shares available for future grants under the 2013 Plan.

MARCUS &
MILLICHAP
, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to
non-employee
directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest in equal annual installments over a one-year
period from the date of grant. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. As of June 30, 2020, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the six months ended June 30, 2020, 197,479 shares of RSUs vested and 58,096 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. During the six months ended June 30, 2020, there were no deferred stock units (“DSUs”) that settled.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2019	17,480	525,115	257,480	800,075	$33.91
Granted	19,516	282,104	32,462	334,082	34.25
Vested	(18,004)	(158,007)	(39,472)	(215,483)	32.48
Transferred	—	(19,059)	19,059	—	33.37
Forfeited/canceled	—	(12,874)	(1,575)	(14,449)	36.16

Nonvested shares at June 30, 2020	18,992	617,279	267,954	904,225	$34.35

Unrecognized stock-based compensation expense as of June 30, 2020 (1)	$386	$19,687	$7,778	$27,851

Weighted average remaining vesting period (years) as of June 30, 2020	0.84	3.92	3.20	3.68

(1)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.68 years.
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
offering period.
The ESPP initially had 366,667 shares of common stock reserved, and 188,550 shares of common stock remain available for issuance as of June 30, 2020. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At June 30, 2020, total unrecognized compensation cost related to the ESPP was $92,000 and is expected to be recognized over a weighted average period of
0.38

years.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled. As of June 30, 2020, the remaining future share settlements of fully vested DSUs by year consisted of the following:

June 30, 2020
2021	60,373
2022	281,193

341,566

Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income and consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
ESPP	$36	$38	$83	$68
RSAs – non-employee directors	213	154	373	324
RSUs – employees	1,514	1,622	3,170	2,967
RSUs – independent contractors	773	771	1,542	1,567

	$2,536	$2,585	$5,168	$4,926

13.	Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2020 was 28.4% and 31.1%, respectively, compared to 28.5% and 27.7% for the three and six months ended June 30, 2019, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for the tax effects of items that relate discretely to the period, if any.
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$31	21.0%	$6,249	21.0%	$4,018	21.0%	$10,721	21.0%
State income tax expense, net of federal benefit	(69)	(46.8)%	1,346	4.5%	950	5.0%	2,240	4.4%
Shortfall (windfall) tax benefits, net related to stock-based compensation	90	61.2%	11	—	73	0.4%	(254)	(0.5)%
Change in valuation allowance	96	65.4%	200	0.7%	460	2.4%	466	0.9%
Permanent and other items (1)	(106)	(72.4)%	672	2.3%	458	2.3%	962	1.9%

	$42	28.4%	$8,478	28.5%	$5,959	31.1%	$14,135	27.7%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, meals and entertainment and our tax-exempt deferred compensation plan assets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Earnings per Share
Basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator (Basic and Diluted):
Net income	$106	$21,279	$13,176	$36,917

Denominator:
Basic
Weighted average common shares issued and outstanding	39,306	39,073	39,261	39,035
Deduct: Unvested RSAs (1)	(19)	(20)	(18)	(24)
Add: Fully vested DSUs (2)	342	342	342	342

Weighted Average Common Shares Outstanding	39,629	39,395	39,585	39,353

Basic earnings per common share	$—	$0.54	$0.33	$0.94

Diluted
Weighted Average Common Shares Outstanding from above	39,629	39,395	39,585	39,353
Add: Dilutive effect of RSUs, RSAs & ESPP	44	132	77	171

Weighted Average Common Shares Outstanding	39,673	39,527	39,662	39,524

Diluted earnings per common share	$—	$0.54	$0.33	$0.93

Antidilutive shares excluded from diluted earnings per common share (3)	738	272	636	260

(1)
RSAs were issued and outstanding to the
non-employee
directors and have a one-year vesting term subject to service requirements. See Note 12 – “Stock-Based Compensation Plans” for additional information.

(2)
Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 12 – “Stock-Based Compensation Plans” for additional information.

(3)	Primarily pertaining to RSU grants to the Company’s employees and independent contractors.

15.	Commitments and Contingencies
Credit Agreement
On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), as amended and restated on May 28, 2019 and further
, amended on November 27, 2019 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”) and matures on June 1, 2022. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at June 30, 2020. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of (a) the Bank’s prime rate,
(b) one-month
LIBOR plus 1.50%, and (c) the federal funds rate plus 1.50%), or (ii) at a fixed rate per annum determined by Bank to be 0.875% above LIBOR. In connection with the amendment of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $21,000 and $26,000 during the three months ended June 30, 2020 and 2019, respectively, and $43,000 and $52,000 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there were no amounts outstanding under the Credit Agreement.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of June 30, 2020, the Company was in compliance with all financial and non-financial
covenants and has not experienced any limitation in its operations as a result of the covenants.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to certain investment sales and financing professionals upon reaching certain time and performance goals. Such commitments as of June 30, 2020 aggregated $15.6 million.
COVID-19
The Company could experience other potential impacts as a result of the
COVID-19
pandemic. Actual results may differ from the Company’s current estimates as there is considerable uncertainty around the scope and duration of the
COVID-19
pandemic, and, as a result, the extent of the impact of
COVID-19
on our operational and financial performance is uncertain and cannot be predicted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., Marcus & Millichap Real Estate Investment Services, Inc. and its other consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the continuing impact of the
COVID-19
pandemic. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form
10-Q
and in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2019 filed with the SEC on March 2, 2020, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years. As of June 30, 2020, we had 2,048 investment sales and financing professionals that are primarily exclusive independent contractors operating in 82 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three and six months ended June 30, 2020, we closed 1,587 and 3,837 investment sales, financing and other transactions with total sales volume of approximately $6.9 billion and $18.7 billion, respectively. During the year ended December 31, 2019, we closed 9,726 investment sales, financing and other transactions with total sales volume of approximately $49.7 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing of, commercial properties and by providing consulting, advisory and other real estate services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the three months ended June 30, 2020, approximately 88% of our revenues were generated from real estate brokerage commissions, 11% from financing fees and 1% from other real estate related services. During the six months ended June 30, 2020, approximately 89% of our revenues were generated from real estate brokerage commissions, 9% from financing fees and 2% from other real estate related services. During the year ended December 31, 2019, approximately 91% of our revenues were generated from real estate brokerage commissions, 8% from financing fees and 1% from other real estate related services.
We divide commercial real estate into four major market segments, characterized by price:

•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million up to $10 million;

•	Middle market: properties priced from $10 million up to $20 million; and

•	Larger transaction market: properties priced from $20 million and above.
Our strength is in serving private clients in the
$1-$10 million
private client market segment, which contributed approximately 69% and 68% of our real estate brokerage commissions during the three months ended June 30, 2020 and 2019, respectively, and approximately 67% of our real estate brokerage commissions during each of the six months ended June 30, 2020 and 2019, respectively. The following table sets forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended June 30,
	2020			2019			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	192	$118	$4,518	258	$170	$7,137	(66)	$(52)	$(2,619)
Private client market ($1—$10 million)	793	2,614	70,817	1,392	4,582	128,526	(599)	(1,968)	(57,709)
Middle market ( ≥ $10—$20 million)	43	618	11,591	111	1,523	26,944	(68)	(905)	(15,353)
Larger transaction market ( ≥ $20 million)	47	2,074	16,445	73	2,958	26,073	(26)	(884)	(9,628)

	1,075	$5,424	$103,371	1,834	$9,233	$188,680	(759)	$(3,809)	$(85,309)

	Six Months Ended June 30,
	2020			2019			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	408	$254	$10,260	459	$301	$12,425	(51)	$(47)	$(2,165)
Private client market ($1—$10 million)	2,035	6,615	185,081	2,452	7,902	224,584	(417)	(1,287)	(39,503)
Middle market ( ≥ $10—$20 million)	134	1,840	34,259	203	2,768	50,524	(69)	(928)	(16,265)
Larger transaction market ( ≥ $20 million)	113	5,157	45,600	125	5,365	46,084	(12)	(208)	(484)

	2,690	$13,866	$275,200	3,239	$16,336	$333,617	(549)	$(2,470)	$(58,417)

Acquisitions
We continue to increase our market presence through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive opportunities where we believe the markets will benefit from our business model. During the six months ended June 30, 2020, we completed two acquisitions that expanded our market presence in financing services in the Southwest and in real estate brokerage services in the Southeast.
COVID-19
In March 2020, the World Health Organization characterized
COVID-19
as a pandemic. Many states and cities, including where we conduct our business activities, have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate, which may limit the activity of our sales and financing professionals in engaging with our clients. We have implemented measures such as increased sanitizing, physical distancing and remote work arrangements, with the goal of protecting our employees, sales and financing professionals and clients. We continue to follow the local guidelines in cities where our offices are located and many of our offices have re-opened
and are available to our employees and sales and financing professionals on an as needed basis.
We are closely monitoring the impact of
COVID-19
pandemic on all aspects of our business and in the regions we operate. Since the start of the pandemic, we have seen significant slowing of our real estate brokerage and financing transaction activity, difficulty in pricing assets and, in certain cases, restrictions on the ability of borrowers to access the capital markets and other sources of financing. Overall, the economic shut-down and “shelter in place” mandates during most of the second quarter of 2020 adversely impacted our business, with the number of transactions and total revenues declining 37.4% and 44.0% in the three months ended June 30, 2020, respectively, compared the same period in 2019. Further, we believe that the effect of the
COVID-19
restrictions, including the effects of preventative and precautionary health measures mandated to us by federal, state and local governments will likely continue to affect our ability to identify and close commercial real estate transactions, which could significantly impact our revenue during the second half of 2020.
The long-term impact of the disruption in financial markets, consumer spending, unemployment as well as other unanticipated consequences remain unknown. Additionally, we are unable to predict the extent of the negative impact that the COVID-19 pandemic
will have on our financial condition, results of operations and cash flows due to numerous uncertainties and the fluidity of this situation, but we anticipate that total revenues will be negatively impacted for at least the third and fourth quarter of 2020 and until normal business conditions begin to resume. These uncertainties include the scope, severity and duration of the pandemic, the actions taken by state and local governments to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures and actions taken, and the impact of these and other factors on our employees, independent contractors and clients and potential clients.
We continue to monitor the expected trends and related demand for our services and will continue to adjust our operations accordingly. In response to this period of business disruption, we have assessed our cost structure and instituted various expense reduction initiatives, including but not limited to, total compensation reductions for senior executives, management and key personnel, reductions in events and travel, suspension of company matching contributions in our 401(k) plan and furloughs and layoffs to preserve our balance sheet and financial position. These reductions were strategically decided upon to ensure proper allocation of capital and human resources to support our sales force’s ability to conduct business as well as develop strategic investments in tools, technology and infrastructure vital to our long-term competitiveness. We expect real estate sales and financing volumes to improve and eventually post solid growth after the market is able to assess the impact of the economic shut down on property occupancies, rent collections and values and when financing flows improve. Due to a high degree of uncertainty, the timing of this recovery in real estate transactions and therefore, our revenues are difficult to forecast. Our priority is to support our team’s efforts to increase client contact, provide expanded content and advisory services to investors and clients and preserve our financial position through expense reductions. Given our significant liquidity, we expect our company to be well positioned to benefit from and contribute to the real estate transaction recovery when it emerges.

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
COVID-19
has dramatically impacted the global, U.S. and key local economies in which we operate. The movement of most of the U.S. population to
“sheltering-in-place”
and the associated shutdown of numerous businesses has taken a heavy toll on employment, consumption and many other segments of the economy in 2020. The significant economic toll of the pandemic-driven shutdown was most acute in March and April, forcing the loss of more than 22 million jobs. Though the early reopening of several states in May brought a third of those jobs back, the resurgence of the
COVID-19
spread has forced most states to walk back their reopening plans. The retail sales sector remains fragile and at risk given the rise in
COVID-19
cases. Numerous retail
sub-sectors
such as gyms, entertainment venues and restaurants are still largely shut down, and we believe that any recovery will likely be health dependent. Earlier actions by both the Federal Reserve and Congress have temporarily sustained financial market liquidity by delivering resources to support local governments, the healthcare sector, businesses of all sizes and the general public, but we believe that the Federal Government’s ability to sustain the economy is limited and economic growth will likely continue to be at risk until a medical solution emerges. With the magnitude and duration of the pandemic still in question, the severity and length of the economic impact remains unclear. The broad range of unknowns, including health, economic and public policy have increased investor uncertainty. We believe these and other factors that raise uncertainty caused many investors to step to the sidelines until additional clarity emerges.
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
The impact of
COVID-19
on both the hotel and retail sectors has been significant with many retailers withholding rental payments in locations with shelter-in-place
orders. Office and apartment properties have experienced a more limited impact thus far, and industrial property performance has generally remained stable. To date, occupancy has remained elevated for most property types on a technical level, but rent collections remain an issue for operators. While retail properties have highly variable collections depending on their tenant mix, office and industrial property collections have largely been in the mid-90 percent
range since the onset of the pandemic. Apartment collections vary significantly by state, but have been in the low-90 percent
range on average since the onset of the pandemic, supported in part by the expanded Federal unemployment benefits. Health issues and public policy, including any forthcoming stimulus, eviction moratorium rules and momentum toward reopening the economy may all impact property performance and investor sentiment. This could result in very fragmented market results as different states follow different protocols and trajectories.
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

Financial markets, particularly commercial real estate lending, went through a period of turbulence in the second quarter as lenders grappled with uncertainty. Although the
10-year
treasury remained stable at very low levels through the second quarter of 2020, a number of real estate lenders increased their spreads, tightened underwriting and some withdrew funding offers in the midst of transactions. This contributed to a particularly challenging transactional climate, but in June, lenders began to tighten their spreads while making capital more readily available. Distress levels, as measured by commercial mortgage-backed securities (“CMBS”), increased substantively with the volume of loans making payments 30+ days late rising from 2 percent in March to 10 percent in June. The majority of the late payments were in the hospitality and retail sectors. The Federal Reserve and Congress are working on adjustments that could give CMBS lenders more latitude in granting forbearance. Government agency multifamily lenders have been active but cautious. They increased their reserve requirements in the second quarter, but they continue to actively recalibrate their underwriting based on market performance. Local community banks and credit unions have been the most active capital source, and they have also tended to give borrowers more latitude on repayment schedules. Although lending processes have been impeded by the
COVID-19
pandemic, we believe that capital flow may be improving and sufficient capital could be available to meet market needs for most property types.
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
The uncertainty surrounding the array of health, economic, policy and operational variables has adversely impacted investor activity. Questions about all facets of the real estate sector outlook, as well as continued logistics hurdles impacting appraisals, site visits and the closing process have adversely impacted transaction activity. Investors continue to seek price discovery, and are trying to adapt to the new climate. It appears that many investors remain on the sidelines, while a wide range of well-funded investors seem to be awaiting opportunistic acquisitions. However, substantive distressed sales activity may not emerge for a prolonged period. Despite the significant toll the
COVID-19
pandemic has had on the U.S. economy, strong underwriting practices and sturdy investor balance sheets appear to be helping mitigate some of the pressure felt by property owners. In addition, a number of impacted investors, including many hotel owners, appear to have been able to achieve various levels of lender forbearance to bridge the impact of the imposed economic downturn.
Seasonality
Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter
basis. Historically, this seasonality has generally caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is generally due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted either positively or negatively by major economic, political events, natural disasters or pandemics such as the
COVID-19
pandemic, which may impact, among other things, investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger property buyers. Private client investors may also accelerate or delay transactions due to personal or business-related reasons unrelated to economic or political events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually, pursuant to which higher commissions are paid for higher sales volumes. Our historical pattern of seasonality may be significantly disrupted by the
COVID-19
pandemic due to uncertainties around all aspects of the economy and may not continue to the same degree experienced in prior years.
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
Because our business is transaction oriented, we rely on investment sales and financing professionals to continually develop leads, identify properties to sell and finance, market those properties and close the sale timely to generate a consistent flow of revenue. While our sales volume is impacted by seasonality factors, the timing of closings is also dependent on many market and personal factors unique to a particular client or transaction, particularly clients transacting in the
$1-$10 million
private client market segment. These factors can cause transactions to be accelerated or delayed beyond our control. Further, commission rates earned are generally inversely related to the value of the property sold. As a result of our expansion into the middle and larger transaction market segments, we have seen our overall commission rates fluctuate from period-to-period
as a result of changes in the relative mix of the number and volume of investment sales transactions closed in the middle and larger transaction market segments as compared to the
$1-$10 million
private client market segment. These factors may result in
period-to-period
variations in our revenues that differ from historical patterns.
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
Depreciation and Amortization Expense
Depreciation expense consists of depreciation recorded on our computer software and hardware and furniture, fixture and equipment. Depreciation is provided over estimated useful lives ranging from three to seven years for assets. Amortization expense consists of (i) amortization recorded on our mortgage servicing rights (“MSRs”) using the interest method over the period that servicing income is expected to be received and (ii) amortization recorded on intangible assets amortized on a straight-line basis using a useful life between one and six years.
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

Results of Operations
Following is a discussion of our results of operations for the three and six months ended June 30, 2020 and 2019. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. During the three months ended June 30, 2020 and 2019, we closed more than 1,500 and 2,500 investment sales, financing and other transactions, respectively, with total sales volume of approximately $6.9 billion and $13.0 billion, respectively. During the six months ended June 30, 2020 and 2019, we closed more than 3,800 and 4,400 investment sales, financing and other transactions, respectively, with total sales volume of approximately $18.7 billion and $22.8 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Brokerage	2020	2019	2020	2019
Average Number of Investment Sales Professionals	1,926	1,834	1,908	1,826
Average Number of Transactions per Investment Sales Professional	0.56	1.00	1.41	1.77
Average Commission per Transaction	$96,159	$102,879	$102,305	$103,000
Average Commission Rate	1.91%	2.04%	1.98%	2.04%
Average Transaction Size (in thousands)	$5,045	$5,034	$5,155	$5,044
Total Number of Transactions	1,075	1,834	2,690	3,239
Total Sales Volume (in millions)	$5,423	$9,233	$13,866	$16,336

	Three Months Ended June 30,		Six Months Ended June 30,
Financing (1)	2020	2019	2020	2019
Average Number of Financing Professionals	87	104	88	106
Average Number of Transactions per Financing Professional	4.38	4.65	9.76	8.23
Average Fee per Transaction	$30,260	$35,406	$30,616	$34,576
Average Fee Rate	1.00%	0.92%	0.91%	0.91%
Average Transaction Size (in thousands)	$3,021	$3,851	$3,382	$3,812
Total Number of Transactions	381	484	859	872
Total Financing Volume (in millions)	$1,151	$1,864	$2,905	$3,324

(1)	Operating metrics calculated excluding certain financing fees not directly associated with transactions.

Comparison of Three Months Ended June 30, 2020 and 2019
Below are key operating results for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 (dollars in thousands):

	Three Months Ended June 30, 2020	Percentage of Revenue	Three Months Ended June 30, 2019	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$103,371	88.1%	$188,680	90.0%	$(85,309)	(45.2)%
Financing fees	12,703	10.8	17,742	8.5	(5,039)	(28.4)%
Other revenues	1,326	1.1	3,171	1.5	(1,845)	(58.2)%

Total revenues	117,400	100.0	209,593	100.0	(92,193)	(44.0)%

Operating expenses:
Cost of services	73,743	62.8	127,847	61.0	(54,104)	(42.3)%
Selling, general and administrative	43,519	37.1	52,836	25.2	(9,317)	(17.6)%
Depreciation and amortization	2,752	2.3	1,932	0.9	820	42.4%

Total operating expenses	120,014	102.2	182,615	87.1	(62,601)	(34.3)%

Operating (loss) income	(2,614)	(2.2)	26,978	12.9	(29,592)	(109.7)%
Other income (expense), net	2,975	2.5	3,119	1.5	(144)	(4.6)%
Interest expense	(213)	(0.2)	(340)	(0.2)	127	(37.4)%

Income before provision for income taxes	148	0.1	29,757	14.2	(29,609)	(99.5)%
Provision for income taxes	42	0.0	8,478	4.0	(8,436)	(99.5)%

Net income	$106	0.1%	$21,279	10.2%	$(21,173)	(99.5)%

Adjusted EBITDA (1)	$4,150	3.5%	$32,016	15.3%	$(27,866)	(87.0)%

(1)
Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $117.4 million for the three months ended June 30, 2020 compared to $209.6 million for the same period in 2019, a decrease of $92.2 million, or 44.0%. Total revenues decreased as a result of decreases in real estate brokerage commissions, financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions decreased to $103.4 million for the three months ended June 30, 2020 from $188.7 million for the same period in 2019, a decrease of $85.3 million, or 45.2%. The decrease was driven by a 41.3% reduction in sales volume and 13 basis points reduction in average commission rates primarily as a result of the shelter-in-place
orders, economic uncertainty and other transactional impediments surrounding the
COVID-19
pandemic. Sales volume was primarily impacted by a 41.4% decrease in the number of transactions. The average transaction size remained comparable.
Financing fees.
Revenues from financing fees decreased to $12.7 million for the three months ended June 30, 2020 from $17.7 million for the same period in 2019, a decrease of $5.0 million, or 28.4%. The decrease was driven by a 38.3% reduction in financing volume, partially offset by an 8 basis points increase in average fee rates. Financing volume was primarily impacted by a 21.3% decrease in the number of financing transactions and a 21.6% decrease in average transaction size as a result of the shelter-in-place
orders, economic uncertainty and other transactional impediments surrounding the
COVID-19
pandemic.
Other revenues.
Other revenues decreased to $1.3 million for the three months ended June 30, 2020 from $3.2 million for the same period in 2019, a decrease of $1.8 million, or 58.2%. The decrease was primarily driven by decreases in consulting and advisory services during the three months ended June 30, 2020 compared to the same period in 2019.
Total operating expenses
Our total operating expenses were $120.0 million for the three months ended June 30, 2020 compared to $182.6 million for the same period in 2019, a decrease of $62.6 million, or 34.3%. The decrease was primarily due to a decrease in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, and a decrease in selling, general and administrative costs, partially offset by an increase in depreciation and amortization expense, as described below.

Cost of services.
Cost of services decreased to $73.7 million for the three months ended June 30, 2020 from $127.8 million for the same period in 2019, a decrease of $54.1 million, or 42.3%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percent of total revenues increased to 62.8% compared to 61.0% for the same period in 2019 primarily due to a higher proportion of transactions closed by our more senior investment sales and financing professionals. Due to the uncertainty surrounding
COVID-19,
we expect cost of services as a percent of total revenues to remain elevated in the coming quarters as we expect the majority of the deals closed to be weighted towards senior investment sales and financing professionals.
Selling, general and administrative expense.
Selling, general and administrative expense for the three months ended June 30, 2020 decreased $9.3 million, or 17.6%, to $43.5 million from $52.8 million for the same period in 2019. Decreases in our selling, general and administrative expense have been driven by our various expense reduction initiatives. The decrease was primarily due to (i) a $7.5 million decrease in compensation related costs, primarily driven by management performance compensation and salaries and related benefits, partially offset by an increase in deferred compensation obligation; (ii) a $1.0 million decrease in sales operations support, events and promotional marketing expenses; (iii) a $0.6 million decrease in net other expense categories, including increases in acquisition related costs, offset by decreases in travel and other related expenses and (iv) a $0.4 million decrease in legal costs. These decreases were partially offset by a $0.2 million increase in facilities expenses.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $2.8 million for the three months ended June 30, 2020 from $1.9 million for the same period in 2019, an increase of $0.8 million, or 42.4%. The increase was primarily driven by the increase in amortization of intangible assets resulting from the increase in intangible assets due to our acquisition activities.
Other Income (Expense), Net
Other income (expense), net decreased to $3.0 million for the three months ended June 30, 2020 from $3.1 million for the same period in 2019. The decrease was primarily driven by a $1.3 million reduction in interest income on our investments in marketable debt securities, available-for-sale.
The decrease was partially offset by (i) a $0.9 million favorable change in the value of our deferred compensation plan assets that are held in a rabbi trust; and (ii) a $0.3 million increase in net other categories, including foreign currency gain related to our Canadian operations.
Interest Expense
There were no significant changes in interest expense for the three months ended June 30, 2020 compared to the same period in 2019.
Provision for Income Taxes
The provision for income taxes was $42,000 for the three months ended June 30, 2020 compared to $8.5 million in the same period in 2019, a decrease of $8.4 million, due to the significant decline in income before provision for income taxes. The effective income tax rate for the three months ended June 30, 2020 was 28.4% compared to 28.5% for the same period in 2019.

Comparison of Six Months Ended June 30, 2020 and 2019
Below are key operating results for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 (dollars in thousands):

	Six Months Ended June 30, 2020	Percentage of Revenue	Six Months Ended June 30, 2019	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$275,200	89.3%	$333,617	90.1%	$(58,417)	(17.5)%
Financing fees	28,054	9.1	31,474	8.5	(3,420)	(10.9)%
Other revenues	4,863	1.6	5,209	1.4	(346)	(6.6)%

Total revenues	308,117	100.0	370,300	100.0	(62,183)	(16.8)%

Operating expenses:
Cost of services	187,500	60.9	219,535	59.3	(32,035)	(14.6)%
Selling, general and administrative	98,379	31.9	101,754	27.5	(3,375)	(3.3)%
Depreciation and amortization	5,216	1.7	3,764	1.0	1,452	38.6%

Total operating expenses	291,095	94.5	325,053	87.8	(33,958)	(10.4)%

Operating income	17,022	5.5	45,247	12.2	(28,225)	(62.4)%
Other income (expense), net	2,609	0.8	6,494	1.8	(3,885)	(59.8)%
Interest expense	(496)	(0.1)	(689)	(0.2)	193	(28.0)%

Income before provision for income taxes	19,135	6.2	51,052	13.8	(31,917)	(62.5)%
Provision for income taxes	5,959	1.9	14,135	3.8	(8,176)	(57.8)%

Net income	$13,176	4.3%	36,917	10.0%	$(23,741)	(64.3)%

Adjusted EBITDA (1)	$26,528	8.6%	$55,175	14.9%	$(28,647)	(51.9)%

(1)
Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $308.1 million for the six months ended June 30, 2020 compared to $370.3 million for the same period in 2019, a decrease of $62.2 million, or 16.8%. Total revenues decreased as a result of decreases in real estate brokerage commissions, financing fees and to a lesser extent, other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions decreased to $275.2 million for the six months ended June 30, 2020 from $333.6 million for the same period in 2019, a decrease of $58.4 million, or 17.5%. The decrease was driven by a 15.1% reduction in sales volume and 6 basis points reduction in average commission rates. Sales volume was impacted by a 16.9% decrease in the number of transactions, partially offset by a 2.2% increase in the average transaction size.
Financing fees.
Revenues from financing fees decreased to $28.1 million for the six months ended June 30, 2020 from $31.5 million for the same period in 2019, a decrease of $3.4 million, or 10.9%. The decrease was driven by a 12.6% reduction in financing volume as the average commission rates remained comparable. Financing volume was impacted by a 11.3% decrease in average transaction size and a 1.5% decrease in the number of financing transactions.
Other revenues.
Other revenues decreased to $4.9 million for the six months ended June 30, 2020 from $5.2 million for the same period in 2019, a decrease of $0.3 million, or 6.6%. The decrease was primarily driven by a decrease in consulting and advisory services during the six months ended June 30, 2020 compared to the same period in 2019.
Total operating expenses
Our total operating expenses were $291.1 million for the six months ended June 30, 2020 compared to $325.1 million for the same period in 2019, a decrease of $34.0 million, or 10.4%. The decrease was primarily due to a decrease in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, and a decrease in selling, general and administrative costs, partially offset by an increase in depreciation and amortization expense, as described below.

Cost of services.
Cost of services decreased to $187.5 million for the six months ended June 30, 2020 from $219.5 million for the same period in 2019, a decrease of $32.0 million, or 14.6%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percent of total revenues increased to 60.9% compared to 59.3% for the same period in 2019 primarily due to a higher proportion of transactions closed by our more senior investment sales and financing professionals.
Selling, general and administrative expense.
Selling, general and administrative expense for the six months ended June 30, 2020 decreased $3.4 million, or 3.3%, to $98.4 million from $101.8 million for the same period in 2019. Decreases in our selling, general and administrative expense have been driven by our various expense reduction initiatives. The decrease was primarily due to a $8.5 million decrease in compensation related costs, primarily driven by decreases in management performance compensation and deferred compensation obligation. This decrease was partially offset by (i) a $3.1 million increase in sales operations support, events and promotional marketing expenses; (ii) a $1.1 million increase in facilities expenses; (iii) a $0.7 million increase in legal costs; and (iv) a $0.2 million increase in net other expense categories, including increases in acquisition related costs, certain licensing fees and stock-based compensation expense, offset by decreases in travel and other related expenses.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $5.2 million for the six months ended June 30, 2020 from $3.8 million for the same period in 2019, an increase of $1.5 million, or 38.6%. The increase was primarily driven by the increase in amortization of intangible assets resulting from the increase in intangible assets due to our acquisition activities.
Other Income (Expense), Net
Other income (expense), net decreased to $2.6 million for the six months ended June 30, 2020 from $6.5 million for the same period in 2019. The decrease was primarily driven by (i) a $1.8 million reduction in interest income on our investments in marketable debt securities, available-for-sale
(ii) a $1.2 million unfavorable change in the value of our deferred compensation plan assets that are held in a rabbi trust; (iii) a $0.8 million foreign currency loss related to our Canadian operations; and (iv) a $0.1 million reduction in net other categories.
Interest expense
There were no significant changes in interest expense for the six months ended June 30, 2020 compared to the same period in 2019.
Provision for income taxes
The provision for income taxes was $6.0 million for the six months ended June 30, 2020 compared to $14.1 million in the same period in 2019, a decrease of $8.2 million, or 57.8%. The effective income tax rate for the six months ended June 30, 2020 was 31.1% compared to 27.7% for the same period in 2019. The effective income tax rate increased primarily due to the effect of permanent items driven by the decrease in income before provision for income taxes.

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
A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$106	$21,279	$13,176	$36,917
Adjustments:
Interest income and other (1)	(1,198)	(2,562)	(3,201)	(5,103)
Interest expense	213	340	496	689
Provision for income taxes	42	8,478	5,959	14,135
Depreciation and amortization	2,752	1,932	5,216	3,764
Stock-based compensation	2,536	2,585	5,168	4,926
Non-cash MSR activity (2)	(301)	(36)	(286)	(153)

Adjusted EBITDA (3)	$4,150	$32,016	$26,528	$55,175

(1)	Other includes net realized gains (losses) on marketable debt securities available-for-sale.

(2)	Non-cash MSR activity includes the assumption of servicing obligations.

(3)
The decrease in Adjusted EBITDA for the three and six months ended June 30, 2020 compared to the same periods in 2019 is primarily due to a decrease in total revenues and a higher proportion of operating expenses compared to total revenues.

Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, marketable debt securities, available-for-sale
and, if necessary, borrowings under our credit agreement. In order to enhance yield to us, we have invested a portion of our cash in money market funds and fixed and variable income debt securities, in accordance with our investment policy approved by the board of directors. Certain of our investments in money market funds may not maintain a stable net asset value and may impose fees on redemptions and/or gating fees. To date, the Company has not experienced any restrictions or gating fees on its ability to redeem funds from money market funds. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash and cash equivalents, proceeds from the sale of marketable debt securities, available-for-sale
or availability under our credit agreement.

Cash Flows
Our total cash and cash equivalents balance decreased by $77.8 million to $154.9 million at June 30, 2020, compared to $232.7 million at December 31, 2019. The following table sets forth our summary cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(51,849)	$(24,363)
Net cash (used in) provided by investing activities	(16,459)	19,626
Net cash used in financing activities	(9,332)	(3,188)
Effect of currency exchange rate changes on cash and cash equivalents	(150)	—

Net decrease in cash and cash equivalents	(77,790)	(7,925)
Cash and cash equivalents at beginning of period	232,670	214,683

Cash and cash equivalents at end of period	$154,880	$206,758

Operating Activities
Cash flows used in operating activities were $51.8 million for the six months ended June 30, 2020 compared to $24.4 million for the same period in 2019. Net cash used in operating activities is driven by our net income adjusted for non-cash
items and changes in operating assets and liabilities. The $27.5 million increased usage in operating cash flows for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower total revenues and a higher proportion of operating expenses compared to total revenues, differences in timing of certain payments and receipts, an increase in advances to our investment sales and financing professionals and a reduction in the deferral of certain discretionary commissions.
Investing Activities
Cash flows used in investing activities were $16.5 million for the six months ended June 30, 2020 compared to cash flows provided by investing activities of $19.6 million for the same period in 2019. The $36.1 million increase in cash flows used in investing activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to a $24.0 million reduction in net proceeds from sales and maturities of marketable debt securities and a net $11.8 million outflow for acquisitions during the six months ended June 30, 2020 with no such comparable outflow for the same period in 2019.
Financing Activities
Cash flows used in financing activities were $9.3 million for the six months ended June 30, 2020 compared to $3.2 million for the same period in 2019. The change in cash flows used in financing activities for the six months ended June 30, 2020 compared to the same period in 2019 was primarily impacted by principal payments on notes payable to former stockholders and payments related to stock appreciation rights liability, partially offset by lower taxes paid related to net share settlement of stock-based awards. See Note 12 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale
and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next 12 months. As of June 30, 2020, cash on hand and core-cash investments aggregated $322.1 million, and we had $60.0 million of borrowing capacity under our credit agreement. In response to this period of business disruption, we have assessed our cost structure and instituted various expense reduction initiatives as discussed in “Overview –
COVID-19”
section above.
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

Contractual Obligations and Commitments
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2019 through the date the condensed consolidated financial statements were issued other than (i) increases in contingent and deferred consideration in connection with acquisitions of $5.6 million; (ii) increases in amounts that may be advanced to certain investment sales and financing professionals upon reaching time requirements of $14.3 million and (iii) commitment to invest up to $5.0 million in a limited liability company that invests in highly rated asset-based securities in accordance with our investment policy.
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
Investments in Marketable Debt Securities,
Available-for-Sale
We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. We consider our investments in marketable debt securities to be available-for-sale,
and accordingly are recorded at their fair values. We determine the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with accretion and amortization of purchase premiums and discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expense), net in the condensed consolidated statements of net and comprehensive income. We typically invest in highly-rated debt securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities.
We review quarterly our investment portfolio of all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. We exclude accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale,
for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income/loss, net of applicable taxes. We made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. We evaluate write-off
of accrued interest receivable by the major security-type level at the time credit loss exists for the underlying security.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. government and federal agency, corporate debt, asset-backed securities and other. As of June 30, 2020, the fair value of investments in marketable debt securities, available-for-sale
was $212.5 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA+ as of June 30, 2020. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. During the six months ended June 30, 2020, increased demand for treasury securities caused a significant decrease in the yields on treasury securities and unbalanced demand and supply factors created significant liquidity shortfalls until the Federal Reserve initiated market intervention programs to stabilize the market. The following table sets forth the impact on the fair value of our investments as of June 30, 2020 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$2,502
1% Decrease	$1,626
1% Increase	$(2,330)
2% Increase	$(4,658)

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
based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on such evaluation, our management has concluded that as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Government imposed restrictions intended to slow the community spread of
COVID-19
have, and the possible resumption of any state or local
shelter-in-place
orders may, affect our clients or potential clients’ ability or willingness to purchase properties with limited or no ability to view properties; delay the closing of real estate sales and financing transactions; increase the borrowing cost and reduce the availability of debt financing; impact our ability to provide or deliver services to our clients or potential clients; and/or temporarily delay our expansion efforts. In addition, the current
COVID-19
pandemic, the reoccurrence of the
COVID-19
pandemic or a future pandemic, could materially affect our future sales, operating results, liquidity and overall financial performance due to, among other factors:

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

•
If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all due to various risks and uncertainties. Our failure to raise sufficient capital when needed could prevent us from, among other factors, to fund acquisitions or to otherwise finance our growth or operations. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

The long-term potential economic impact of a pandemic may be difficult to assess or predict. The
COVID-19
pandemic has resulted in significant disruption of global financial markets, and on June 8, 2020, the National Bureau of Economic Research announced that the United States was in a recession. A long-term recession or long-term market correction could have a long-term impact on the flow of capital to the commercial real estate market and/or the willingness of investors to invest in or sell commercial real estate. This may adversely impact the demand for our services as well as the value of our common stock and our access to capital.
While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic,
our business was materially adversely impacted during the three months ended June 30, 2020. To date, we have seen a significant increase in closing timelines, a dramatic slowing of our real estate brokerage and financing transaction activity, difficulty in pricing assets and, in certain cases, restricted ability of borrowers to access the capital markets and other sources of financing. Further, the effect of the
COVID-19
restrictions on our operations, including preventative and precautionary health measures mandated to us by federal, state and local governments will likely continue to affect our ability to identify and close commercial real estate transactions.

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
10-Q
for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Net and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Marcus
 & Millichap, Inc
.

Date:	August 10, 2020	By:	/s/Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	August 10, 2020	By:	/s/Martin E. Louie
Martin E. Louie Chief Financial Officer (Principal Financial Officer)