Form 10-Q
period 2020-09-30
Marcus & Millichap, Inc.
filed 2020-11-09
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
of the Exchange Act).     Yes ☐     No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of November 2, 2020 was 39,376,477 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$173,112	$232,670
Commissions receivable, net	6,846	5,003
Prepaid expenses	8,694	10,676
Income tax receivable	10,023	4,999
Marketable debt securities, available-for-sale (includes amortized cost of $169,239 and $150,517 at September 30, 2020 and December 31, 2019, respectively, and $0 allowance for credit losses)	169,513	150,752
Advances and loans, net	2,090	2,882
Other assets	3,013	3,185

Total current assets	373,291	410,167
Property and equipment, net	23,371	22,643
Operating lease right-of-use assets, net	82,202	90,535
Marketable debt securities, available-for-sale (includes amortized cost of $44,246 and $59,468 at September 30, 2020 and December 31, 2019, respectively, and $0 allowance for credit losses)	46,505	60,809
Assets held in rabbi trust	9,467	9,452
Deferred tax assets, net	15,839	22,122
Goodwill and other intangible assets, net	36,883	22,312
Advances and loans, net	104,248	66,647
Other assets	4,319	4,347

Total assets	$696,125	$709,034

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$10,601	$10,790
Notes payable to former stockholders	—	6,564
Deferred compensation and commissions	37,244	44,301
Operating lease liabilities	17,954	17,762
Accrued bonuses and other employee related expenses	10,238	22,388

Total current liabilities	76,037	101,805
Deferred compensation and commissions	33,921	45,628
Operating lease liabilities	57,002	63,155
Other liabilities	8,131	3,539

Total liabilities	175,091	214,127

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,376,477 and 39,153,195 at September 30, 2020 and December 31, 2019, respectively	4	4
Additional paid-in capital	110,625	104,658
Stock notes receivable from employees	—	(4)
Retained earnings	407,454	388,271
Accumulated other comprehensive income	2,951	1,978

Total stockholders’ equity	521,034	494,907

Total liabilities and stockholders’ equity	$696,125	$709,034

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Real estate brokerage commissions	$140,844	$180,198	$416,044	$513,815
Financing fees	15,620	16,013	43,674	47,487
Other revenues	2,111	2,009	6,974	7,218

Total revenues	158,575	198,220	466,692	568,520

Operating expenses:
Cost of services	99,707	124,147	287,207	343,682
Selling, general and administrative	49,722	48,091	148,101	149,845
Depreciation and amortization	2,606	1,910	7,822	5,674

Total operating expenses	152,035	174,148	443,130	499,201

Operating income	6,540	24,072	23,562	69,319
Other income (expense), net	1,615	2,573	4,224	9,067
Interest expense	(199)	(329)	(695)	(1,018)

Income before provision for income taxes	7,956	26,316	27,091	77,368
Provision for income taxes	1,916	7,024	7,875	21,159

Net income	6,040	19,292	19,216	56,209

Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	(30)	160	687	1,874
Less: reclassification adjustment for net losses (gains) included in other income (expense), net	8	(23)	32	(41)

Net change, net of tax of $(7), $46, $246 and $617 for the three and nine months ended September 30, 2020 and 2019, respectively	(22)	137	719	1,833
Foreign currency translation (loss) gain, net of tax of $0 for each of the three and nine months ended September 30, 2020 and 2019	(214)	114	254	(200)

Total other comprehensive (loss) income	(236)	251	973	1,633

Comprehensive income	$5,804	$19,543	$20,189	$57,842

Earnings per share:
Basic	$0.15	$0.49	$0.49	$1.43
Diluted	$0.15	$0.49	$0.48	$1.42
Weighted average common shares outstanding:
Basic	39,681	39,441	39,617	39,383
Diluted	39,727	39,550	39,676	39,527
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	—	$—	39,328,017	$4	$108,308	$—	$401,414	$3,187	$512,913
Net and comprehensive income (loss)	—	—	—	—	—	—	6,040	(236)	5,804
Stock-based award activity
Stock-based compensation	—	—	—	—	2,383	—	—	—	2,383
Shares issued pursuant to employee stock purchase plan	—	—	—	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	50,912	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(2,452)	—	(66)	—	—	—	(66)
Reduction of stock notes receivable from employees	—	—	—	—	—	—	—	—	—

Balance as of September 30, 2020	—	$—	39,376,477	$4	$110,625	$—	$407,454	$2,951	$521,034

	Three Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount

Balance at June 30, 2019	—	$—	39,090,861	$4	$100,098	$(4)	$348,258	$2,157	$450,513
Net and comprehensive income	—	—	—	—	—	—	19,292	251	19,543
Stock-based award activity
Stock-based compensation	—	—	—	—	2,114	—	—	—	2,114
Shares issued pursuant to employee stock purchase plan	—	—	—	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	41,257	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	2,264	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(2,146)	—	(70)	—	—	—	(70)

Balance as of September 30, 2019	—	$—	39,132,236	$4	$102,142	$(4)	$367,550	$2,408	$472,100

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in thousands, except for shares)
(Unaudited)

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	39,153,195	$4	$104,658	$(4)	$388,271	$1,978	$494,907
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(33)	—	(33)

Balance at January 1, 2020, as adjusted	—	—	39,153,195	4	104,658	(4)	388,238	1,978	494,874
Net and comprehensive income	—	—	—	—	—	—	19,216	973	20,189
Stock-based award activity
Stock-based compensation	—	—	—	—	7,551	—	—	—	7,551
Shares issued pursuant to employee stock purchase plan	—	—	15,923	—	371	—	—	—	371
Issuance of common stock for vesting of restricted stock units	—	—	248,391	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	19,516	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(60,548)	—	(1,955)	—	—	—	(1,955)
Reduction of stock notes receivable from employees	—	—	—	—	—	4	—	—	4

Balance as of September 30, 2020	—	$—	39,376,477	$4	$110,625	$—	$407,454	$2,951	$521,034

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2018	—	$—	38,814,464	$4	$97,458	$(4)	$311,341	$775	$409,574
Net and comprehensive income	—	—	—	—	—	—	56,209	1,633	57,842
Stock-based award activity
Stock-based compensation	—	—	—	—	7,040	—	—	—	7,040
Shares issued pursuant to employee stock purchase plan	—	—	11,022	—	338	—	—	—	338
Issuance of common stock for vesting of restricted stock units	—	—	366,476	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,806	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(72,532)	—	(2,694)	—	—	—	(2,694)

Balance as of September 30, 2019	—	$—	39,132,236	$4	$102,142	$(4)	$367,550	$2,408	$472,100

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$19,216	$56,209
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,822	5,674
Amortization of right-of-use assets	16,883	15,433
Credit loss expense	55	75
Stock-based compensation	7,551	7,040
Deferred taxes, net	6,050	3,829
Unrealized foreign exchange loss	276	—
Net realized gains on marketable debt securities, available-for-sale	(180)	(70)
Other non-cash items	930	489
Changes in operating assets and liabilities:
Commissions receivable	(1,928)	(1,368)
Prepaid expenses	1,988	(1,426)
Advances and loans	(36,905)	(20,379)
Other assets	(1,087)	(10,923)
Accounts payable and other liabilities	(1,373)	103
Income tax receivable/payable	(5,024)	(12,272)
Accrued bonuses and other employee related expenses	(12,145)	(11,314)
Deferred compensation and commissions	(17,593)	(24,409)
Operating lease liabilities	(13,504)	(12,725)
Other liabilities	702	(19)

Net cash used in operating activities	(28,266)	(6,053)

Cash flows from investing activities
Acquisition of businesses, net of cash received	(11,821)	—
Purchases of marketable debt securities, available-for-sale	(179,221)	(115,744)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	175,226	143,638
Issuances of employee notes receivable	(243)	(200)
Payments received on employee notes receivable	90	28
Purchase of property and equipment	(5,412)	(6,643)

Net cash (used in) provided by investing activities	(21,381)	21,079

Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(1,955)	(2,694)
Proceeds from issuance of shares pursuant to employee stock purchase plan	371	338
Principal payments on notes payable to former stockholders	(6,564)	(1,087)
Principal payments on stock appreciation rights liability	(1,251)	(185)
Principal payments on contingent consideration	(420)	—

Net cash used in financing activities	(9,819)	(3,628)

Effect of currency exchange rate changes on cash and cash equivalents	(92)	—

Net (decrease) increase in cash and cash equivalents	(59,558)	11,398
Cash and cash equivalents at beginning of period	232,670	214,683

Cash and cash equivalents at end of period	$173,112	$226,081

Supplemental disclosures of cash flow information
Interest paid during the period	$1,208	$2,092

Income taxes paid, net	$6,849	$29,602

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of September 30, 2020, MMI operates 83 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
10-Q
and
Article 10-01
of
Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form
10-K
filed on March 2, 2020 with the SEC. The results of the nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, for other interim periods or for future years.
Considerations Related to the
COVID-19
Pandemic
The
COVID-19
pandemic and resultant shutdown of economic activity across much of the world has led to sharp increases in unemployment, volatility
 in debt and equity markets and businesses instituting cost-cutting and capital-preservation measures. There has been a significant impact on commercial real estate markets in the United States and Canada that started at the end of first quarter 2020
,
 continued through the second quarter of 2020 and to a lesser extent, through the end of the
 third quarter of 2020, as many property owners have put transactions on hold, driving significantly lower sales volumes.
The Company could experience other potential impacts as a result of the
COVID-19
pandemic. Actual results may differ from the Company’s current estimates as there is considerable uncertainty around the scope and duration of the
COVID-19
pandemic, and, as a result, the extent of the impact of
COVID-19
on our operational and financial performance is uncertain and cannot be predicted. The Company expects the effects of the
COVID-19
pandemic to continue to impact its financial position, results of operations, and cash flows for the remainder of 2020 and into calendar year 2021
.
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
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and nine months ended September 30, 2020 and 2019, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three and nine months ended September 30, 2020, the Company’s Canadian operations represented less than 2% of total revenues. During the three and nine months ended September 30, 2019, the Company’s Canadian operations represented less than 1% of total revenues.
During the three and nine months ended September 30, 2020 and 2019, no office represented 10% or more of total revenues.
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
The Company elected the practical expedient to exclude accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale,
for the purposes of identifying and measuring an impairment
.
In August 2018, the FASB issued ASU
No. 2018-15,
Internal-Use
Software (Subtopic
350-40)
- Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
(“ASU
2018-15”).
ASU
2018-15
aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an internal use software license), by permitting a customer in a cloud computing arrangement that is a service contract to capitalize certain implementation costs as if the arrangement was an internal-use
software project. The Company adopted the new standard effective January 1, 2020, using the prospective method. The adoption of ASU
2018-15
did not have a material effect on the Company’s condensed consolidated financial statements.
Pending Adoption
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”).
ASU
2019-12
is effective for reporting periods beginning after December 15, 2020. For the Company, the new standard will be effective on January 1, 2021. ASU
2019-12
simplifies the accounting for income taxes by eliminating certain exceptions including the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities related to outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes such as step-up
in tax basis for goodwill and interim recognition of enactment of tax laws or rate changes. The Company is currently evaluating the impact of this new standard and does not expect ASU
2019-12
to have a material effect on its condensed consolidated financial statements.
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
(“ASU
2020-04”).
ASU
2020-04
provides temporary optional exceptions to the guidance in U.S. GAAP on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. ASU
2020-04
is effective for all entities upon issuance and may be applied prospectively to contract modifications through December 31, 2022. The guidance applies to the Company’s Credit Agreement (see Note 15 – “Commitments and Contingencies”), which references LIBOR, and will generally allow it to account for and present a modification as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. As of September 30, 2020, the Company has not drawn funds from the credit facility. The Company continues to evaluate the impact of this new standard and does not expect ASU
2020-04
to have a material effect on its condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Computer software and hardware equipment	$29,704	$25,252
Furniture, fixtures and equipment	23,309	23,468
Less: accumulated depreciation and amortization	(29,642)	(26,077)

	$23,371	$22,643

During the nine months ended September 30, 2020 and 2019, the Company wrote-off
approximately $968,000 and $3.3 million, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
As of September 30, 2020 and 2019, property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $430,000 and $264,000, respectively.
The Company evaluates its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of September 30, 2020, the Company considered the impact of
COVID-19
pandemic and evaluated its property and equipment for potential indicators of impairment. The Company concluded that as of September 30, 2020, there was no indicators of impairment of its property and equipment.

4.	Operating Leases
The Company has operating leases for all of its facilities and autos. As of September 30, 2020 and December 31, 2019, operating lease right-of-use
(“ROU”) assets were $119.2 million and $111.1 million, respectively, and the related accumulated amortization was $37.0 million and $20.6 million, respectively.
The operating lease cost, included in selling, general and administrative expense in the condensed consolidated statement of net and comprehensive income, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost:
Lease cost (1)	$6,355	$6,148	$18,959	$18,163
Variable lease cost (2)	1,485	1,423	4,096	3,913
Sublease income	(50)	(68)	(216)	(199)

	$7,790	$7,503	$22,839	$21,877

(1)	Includes short-term lease cost and ROU asset amortization.
(2)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.
Maturities of lease liabilities by year consisted of the following (in thousands):

September 30, 2020
Remainder of 2020	$5,382
2021	21,495
2022	15,998
2023	12,374
2024	10,211
Thereafter	15,514

Total future minimum lease payments	80,974
Less imputed interest	(6,018)

Present value of operating lease liabilities	$74,956

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$15,566	$15,064
Noncash activity:
ROU assets obtained in exchange for operating lease liabilities	$7,771	$17,806
Tenant improvements owned by lessor related to ROU assets (1)	$949	$3,642

(1)	Reclassification from other assets current.
Other information related to the operating leases consisted of the following:

	September 30, 2020	December 31, 2019
Weighted average remaining operating lease term	4.70 years	5.04 years
Weighted average discount rate	3.2%	3.8%

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Investments in Marketable Debt Securities
Amortized cost, allowance for credit losses, gross unrealized gains/losses in accumulated other comprehensive income/loss and fair value of marketable debt securities, available-for-sale,
by type of security consisted of the following (in th
o
usands):

	September 30, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$93,425	$—	$216	$—	$93,641
U.S. government sponsored entities	37,721	—	19	—	37,740
Corporate debt	38,093	—	40	(1)	38,132

	$169,239	$—	$275	$(1)	$169,513

Long-term investments:
U.S. treasuries	$3,396	$—	$293	$—	$3,689
U.S. government sponsored entities	1,233	—	36	—	1,269
Corporate debt	32,584	—	1,837	(64)	34,357
ABS and other	7,033	—	189	(32)	7,190

	$44,246	$—	$2,355	$(96)	$46,505

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$124,389	$196	$(5)	$124,580
U.S. government sponsored entities	—	—	—	—
Corporate debt	26,128	44	—	26,172

	$150,517	$240	$(5)	$150,752

Long-term investments:
U.S. treasuries	$24,188	$235	$—	$24,423
U.S. government sponsored entities	1,353	3	(1)	1,355
Corporate debt	25,447	1,027	(3)	26,471
ABS and other	8,480	93	(13)	8,560

	$59,468	$1,358	$(17)	$60,809

The Company’s investments in
available-for-sale
debt securities that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	September 30, 2020
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$5,051	$—	$—	$—	$5,051	$—
Corporate debt	9,823	(65)	—	—	9,823	(65)
ABS and other	1,143	(25)	155	(7)	1,298	(32)

	$16,017	$(90)	$155	$(7)	$16,172	$(97)

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$39,823	$(5)	$—	$—	$39,823	$(5)
U.S. government sponsored entities	—	—	566	(1)	566	(1)
Corporate debt	6,029	(3)	—	—	6,029	(3)
ABS and other	1,971	(13)	—	—	1,971	(13)

	$47,823	$(21)	$566	$(1)	$48,389	$(22)

Gross realized gains and losses from the sales of the Company’s available-for-sale
debt securities consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gross realized gains (1)	$97	$58	$229	$117

Gross realized losses (1)	$(34)	$—	$(49)	$(47)

(1)
Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of September 30, 2020, the portfolio had an average credit rating of AA and weighted term to final maturity of 1.7 years, with 20 securities in the portfolio with an unrealized loss aggregating $97,000, or 1% of amortized cost, and a weighted average credit rating of
AA-.

As of September 30, 2020, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic situation and a review of an issuer’s and securities liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principle payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$169,239	$169,513	$150,517	$150,752
Due after one year through five years	29,162	30,488	41,123	41,794
Due after five years through ten years	10,307	11,136	12,813	13,467
Due after ten years	4,777	4,881	5,532	5,548

	$213,485	$216,018	$209,985	$211,561

Weighted average contractual maturity		1.7 years		1.7 years
Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.

6.	Acquisitions, Goodwill and Other Intangible Assets
During the nine months ended September 30, 2020, the Company expanded its network of its real estate sales and financing professionals and provided further diversification to its real estate brokerage and financing ser
v
ices
.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company completed an acquisition of two businesses that were accounted for as business combinations and the results have been included in the condensed consolidated financial statements beginning on the acquisition dates. Aggregate terms of these acquisitions included: (i) cash paid at closing of approximately $11.8 million, net of cash received, (ii) the fair value of contingent consideration of $1.8 million with payments conditioned upon achieving certain financial metrics, and (iii) the fair value of deferred consideration of $3.9 million with the only remaining condition on such payments being the passage of time. Contingent consideration and deferred consideration are included in accounts payable and other liabilities and other liabilities captions in the condensed consolidated balance sheets. See Note 10 – “Fair Value Measurements” for additional information on contingent and deferred consideration.
Based on preliminary purchase price allocations, $8.3 million was allocated to the fair values of intangible assets with the remainder of $9.2 million allocated to goodwill. The Company recorded acquisition related costs of $480,000 and $199,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $339,000 for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$24,319	$—	$24,319	$15,072	$—	$15,072
Intangible assets (1)	17,291	(4,727)	12,564	9,050	(1,810)	7,240

	$41,610	$(4,727)	$36,883	$24,122	$(1,810)	$22,312

(1)	Total weighted average amortization period was 5.18 years and 4.37 years as of September 30, 2020 and December 31, 2019, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$15,072	$11,459
Additions from acquisitions	9,247	—
Impairment losses	—	—

Ending balance	$24,319	$11,459

Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

September 30, 2020
Remainder of 2020	$934
2021	2,857
2022	2,531
2023	2,476
2024	1,963
Thereafter	1,803

$12,564

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates goodwill for impairment annually in the fourth quarter. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The Company evaluates its intangible assets that have finite useful lives whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable.
As of September 30, 2020, the Company considered the impact of
COVID-19
pandemic and evaluated its goodwill and intangible assets for impairment testing. The Company considered qualitative and quantitative factors, including the impact from the
COVID-19
induced economic slowdown and current projected recovery timeframes. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of September 30, 2020, there was no impairment of its goodwill and intangible assets.

7.	Selected Balance Sheet Data
Advances and Loans, Net and Commissions Receivable, Net
Allowance for credit losses for advances and loans and commissions receivable consisted of the following (in thousands):

	Advances and Loans	Commissions Receivable	Total
Beginning balance as of January 1, 2020	$512	$32	$544
Credit loss expense	13	42	55
Write-offs	(50)	—	(50)

Ending balance as of September 30, 2020	$475	$74	$549

	Advances and Loans	Commissions Receivable	Total
Beginning balance as of January 1, 2019	$514	$—	$514
Credit loss expense	75	—	75
Write-offs	(185)	—	(185)

Ending balance as of September 30, 2019	$404	$—	$404

Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Mortgage servicing rights (“MSRs”), net of amortization	$—	$—	$2,023	$2,002
Security deposits	—	—	1,406	1,345
Employee notes receivable (1)	177	65	321	323
Customer trust accounts and other	2,836	3,120	569	677

	$3,013	$3,185	$4,319	$4,347

(1)
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable were $0 and $60 for the nine months ended September 30, 2020 and 2019, respectively. See Note 9 – “Related-Party Transactions” for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019
Beginning balance	$2,002	$2,209
Additions	425	243
Amortization	(404)	(413)

Ending balance	$2,023	$2,039

The portfolio of loans serviced by the Company aggregated $1.7 billion and $1.6 billion as of September 30, 2020 and December 31, 2019, respectively. See Note 10 – “Fair Value Measurements” for additional information on MSRs.
In connection with MSR activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $2.4 million and $2.6 million as of September 30, 2020 and December 31, 2019, respectively, and the offsetting obligations are not presented in the Company’s condensed consolidated financial statements as they do not represent assets and liabilities of the Company.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Stock appreciation rights (“SARs”) liability (1)	$2,162	$2,080	$16,493	$18,122
Commissions payable to investment sales and financing professionals	33,166	40,235	10,996	20,818
Deferred compensation liability (1)	1,482	1,553	6,432	6,688
Other	434	433	—	—

	$37,244	$44,301	$33,921	$45,628

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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the
10-year
treasury note, plus 2%. The rate resets annually. The rates at January 1, 2020 and 2019 were 3.920% and 4.684%, respectively. MMI recorded interest expense related to this liability of $178,000 and $226,000 for the three months ended September 30, 2020 and 2019, respectively, and $533,000 and $678,000 for the nine months ended September 30, 2020 and 2019, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the nine months ended September 30, 2020 and 2019, the Company made total payments of $2.1 million and $1.8 million, consisting of principal and accumulated interest, respectively.

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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a
non-qualified
deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current. During the nine months ended September 30, 2020 and 2019, the Company made total payments to participants of $1.2 million and $1.3 million, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Increase in the carrying value of the assets held in the rabbi trust (1)	$434	$31	$170	$959

Increase in the net carrying value of the deferred compensation obligation (2)	$388	$31	$88	$943

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Non-Current
	September 30, 2020	December 31, 2019
Deferred consideration (1) (2)	$3,472	$830
Contingent consideration (1) (2)	3,443	2,709
Other	1,216	—

	$8,131	$3,539

(1)
The current portions of deferred consideration in the amounts of $1,880 and $560 as of September 30, 2020 and December 31, 2019, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets. The current portions of contingent consideration in the amounts of $1,240 and $678 as of September 30, 2020 and December 31, 2019, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets.

(2)
Deferred consideration in the aggregate amount of $1,401 as of December 31, 2019 was reclassified from contingent consideration during the nine months ended September 30, 2020 and of this amount, $560 and $841 pertained to the current and non-current
portions, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes Payable to Former Stockholders
I
n conjunction with the
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
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires the services separately. Under the TSA, the Company incurred net costs during the three months ended September 30, 2020 and 2019 of $10,000 and $21,000, respectively, and during the nine months ended September 30, 2020 and 2019 of $52,000 and $96,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended September 30, 2020 and 2019, the Company earned real estate brokerage commissions and financing fees of $225,000 and $1.2 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $130,000 and $688,000, respectively, related to these revenues. For the nine months ended September 30, 2020 and 2019, the Company earned real estate brokerage commissions and financing fees of $1.9 million and $4.0 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $1.1 million and $2.3 million, respectively, related to these revenues.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. The related operating lease cost was $333,000 for each of the three months ended September 30, 2020 and 2019, and $998,000 and $999,000 for the nine months ended September 30, 2020 and 2019, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. See Note 4 – “Operating Leases” for additional information.
Accounts Payable and Other Liabilities with MMC
As of September 30, 2020, and December 31, 2019, accounts payable and other liabilities with MMC totaling $89,000 and $88,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to
non-executive
employees from
time-to-time.
At September 30, 2020 and December 31, 2019, the aggregate principal amount for employee notes receivable was $498,000 and $388,000, respectively, which is included in other assets (current and non-current)
in the accompanying condensed consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data” for additional information.
As of September 30, 2020, George M. Marcus, the Company’s founder and
Co-Chairman,
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

Recurring Fair Value Measurements
The Company values its investments, including commercial paper and floating net asset value money market funds recorded in cash and cash equivalents, investments in marketable debt securities, available-for-sale,
assets held in the rabbi trust, deferred compensation liability and contingent consideration at fair value on a recurring basis. Fair values for investments included in cash and cash equivalents and marketable debt securities, available-for-sale
were determined for each individual security in the investment portfolio and all these securities are Level 1 or 2 measurements as appropriate.
Fair values for assets held in the rabbi trust and related deferred compensation liability were determined based on the cash surrender value of the company owned variable life insurance policies and underlying investments in the trust, and are Level 2 and Level 1 measurements, respectively.
Contingent consideration in connection with acquisitions, is carried at fair value and determined on a contract-by-contract
basis, calculated using unobservable inputs based on the probability of achieving EBITDA and other performance requirements, and is a Level 3 measurement. During the nine months ended September 30, 2020, the Company considered the economic impact of
COVID-19
on the probability of achieving EBITDA and other performance targets, and current and future interest rates in its determination of fair value for the contingent consideration. The Company is uncertain to the extent of the volatility in the unobservable inputs in the foreseeable future.
Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time, and is a Level 2 measurement.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	September 30, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$9,467	$—	$9,467	$—	$9,452	$—	$9,452	$—

Cash equivalents (1) :
Commercial paper and other	$2,950	$—	$2,950	$—	$5,087	$—	$5,087	$—
Money market funds	130,045	130,045	—	—	185,513	185,513	—	—

	$132,995	$130,045	$2,950	$—	$190,600	$185,513	$5,087	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$93,641	$93,641	$—	$—	$124,580	$124,580	$—	$—
U.S. government sponsored entities	37,740	—	37,740	—	—	—	—	—
Corporate debt	38,132	—	38,132	—	26,172	—	26,172	—

	$169,513	$93,641	$75,872	$—	$150,752	$124,580	$26,172	$—

Long-term investments:
U.S. treasuries	$3,689	$3,689	$—	$—	$24,423	$24,423	$—	$—
U.S. government sponsored entities	1,269	—	1,269	—	1,355	—	1,355	—
Corporate debt	34,357	—	34,357	—	26,471	—	26,471	—
ABS and other	7,190	—	7,190	—	8,560	—	8,560	—

	$46,505	$3,689	$42,816	$—	$60,809	$24,423	$36,386	$—

Liabilities:
Contingent consideration	$4,683	$—	$—	$4,683	$3,387	$—	$—	$3,387

Deferred consideration	$5,352	$—	$5,352	$—	$1,390	$—	$1,390	$—

Deferred compensation liability	$7,914	$7,914	$—	$—	$8,241	$8,241	$—	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the nine months ended September 30, 2020 and 2019.
As of September 30, 2020 and December 31, 2019, contingent and deferred consideration has a maximum undiscounted payment of $16.1 million and $7.3 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these earn-out
and deferred payments will be made over the next one to five-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019
Beginning balance (1)	$3,387	$2,875
Contingent consideration in connection with acquisitions (2)	1,800	—
Change in fair value of contingent consideration	134	(11)
Payments of contingent consideration	(638)	—

Ending balance	$4,683	$2,864

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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at September 30, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$4,683	Discounted cash flow	Expected life of cash flows	0.5-5.0 years	(2.0 years)
			Discount rate	4.1%-4.4%	(4.2%)
			Probability of achievement	62%-100.0%	(85.5%)
	Fair Value at December 31, 2019	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$3,387	Discounted cash flow	Expected life of cash flows	0.4-5.8 years	(2.4 years)
			Discount rate	3.6%-4.9%	(4.1%)
			Probability of achievement	33.0%-100.0%	(74.3%)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
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
MSRs are recorded at fair value upon acquisition of a servicing contract. The Company has elected the amortization method for the subsequent measurement of MSRs. MSRs are carried at the lower of amortized cost or fair value. MSRs are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The estimated fair value of the Company’s MSRs were developed using a discounted cash flow model that calculates the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Management made revisions to the assumptions used in the determination of fair value for MSRs after considering the economic impact of the
COVID-19
pandemic on default, severity, prepayment and discount rates related to the specific types and underlying collateral of the various serviced loans, interest rates, refinance rates, and current government and private sector responses to the pandemic. The fair value of the MSRs approximated the carrying value at September 30, 2020 and December 31, 2019 after consideration of the revisions to the various assumptions. See Note 7 – “Selected Balance Sheet Data – Other Assets – MSRs” for additional information.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial assets measured at fair value on a nonrecurring basis consisted of the following (dollars in thousands):

	Fair Value at September 30, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,296	Discounted cash flow	Constant prepayment rates	0.0%-20.0% ( 10.0%)
			Constant default rate	0.4%-5.1% (1.5%)
			Loss severity	24.2%-50.0% (30.1%)
			Discount rate	10.0%-10.0% (10.0%)

	Fair Value at December 31, 2019	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,204	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	2.0%-2.0% (2.0%)
			Loss severity	40.0%-40.0% (40.0%)
			Discount rate	9.5%-9.7% (9.7%)

(1)	Weighted average is based on the 10% constant prepayment rate scenario which the Company uses as the reported fair value.

11.	Stockholders’ Equity
Common Stock
As of September 30, 2020 and December 31, 2019, there were 39,376,477 and 39,153,195 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested restricted stock awards (“RSAs”) issued to non-employee
directors, respectively. See Note 14 – “Earnings per Share” for additional information.
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At September 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.
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
2013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors
receive
annual grants under a director compensation policy. As of September 30, 2020, there were 4,931,055 shares available for future grants under the 2013 Plan.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to
non-employee
directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest in equal annual installments over a one-year
period from the date of grant. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. As of September 30, 2020, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the nine months ended September 30, 2020, 248,391 shares of RSUs vested and 60,548 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. During the nine months ended September 30, 2020, there were no deferred stock units (“DSUs”) that settled.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2019	17,480	525,115	257,480	800,075	$33.91
Granted	19,516	306,008	83,738	409,262	32.88
Vested	(20,268)	(164,091)	(84,300)	(268,659)	33.08
Transferred	—	(18,294)	18,294	—	33.67
Forfeited/canceled	—	(16,804)	(7,230)	(24,034)	34.84

Nonvested shares at September 30, 2020	16,728	631,934	267,982	916,644	33.67

Unrecognized stock-based compensation expense as of September 30, 2020 (1)	$266	$18,779	$8,174	$27,219

Weighted average remaining vesting period (years) as of September 30, 2020	0.59	3.74	3.31	3.58

(1)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.58 years.
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
offering period.
The ESPP initially had 366,667 shares of common stock reserved, and 188,550 shares of common stock remain available for issuance as of September 30, 2020. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At September 30, 2020, total unrecognized compensation cost related to the ESPP was $30,000 and is expected to be recognized over a weighted average period of 0.13 years.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled. As of September 30, 2020, the remaining future share settlements of fully vested DSUs by year consisted of the following:

September 30, 2020
2021	60,373
2022	281,193

341,566

Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income and consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ESPP	$62	$40	$145	$108
RSAs – non-employee directors	120	157	493	481
RSUs – employees	1,413	1,230	4,583	4,197
RSUs – independent contractors	788	687	2,330	2,254

	$2,383	$2,114	$7,551	$7,040

13.	Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 24.1% and 29.1%, respectively, compared to 26.7% and 27.3%
for the three and nine months ended September 30, 2019, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any.
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$1,671	21.0%	$5,526	21.0%	$5,689	21.0%	$16,247	21.0%
State income tax expense, net of federal benefit	453	5.7%	1,118	4.2%	1,403	5.2%	3,359	4.3%
Shortfall (windfall) tax benefits, net related to stock-based compensation	130	1.6%	53	0.2%	203	0.7%	(201)	(0.2)%
Change in valuation allowance	134	1.7%	408	1.6%	594	2.2%	874	1.1%
Permanent and other items (1)	(472)	(5.9)%	(81)	(0.3)%	(14)	—	880	1.1%

	$1,916	24.1%	$7,024	26.7%	$7,875	29.1%	$21,159	27.3%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, meals and entertainment and reversal of uncertain tax positions.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	Earnings per Share
Basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator (Basic and Diluted):
Net income	$6,040	$19,292	$19,216	$56,209

Denominator:
Basic
Weighted average common shares issued and outstanding	39,357	39,116	39,293	39,062
Deduct: Unvested RSAs (1)	(18)	(17)	(18)	(21)
Add: Fully vested DSUs (2)	342	342	342	342

Weighted Average Common Shares Outstanding	39,681	39,441	39,617	39,383

Basic earnings per common share	$0.15	$0.49	$0.49	$1.43

Diluted
Weighted Average Common Shares Outstanding from above	39,681	39,441	39,617	39,383
Add: Dilutive effect of RSUs, RSAs & ESPP	46	109	59	144

Weighted Average Common Shares Outstanding	39,727	39,550	39,676	39,527

Diluted earnings per common share	$0.15	$0.49	$0.48	$1.42

Antidilutive shares excluded from diluted earnings per common share (3)	696	425	719	325

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
Credit Agreement
On June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), as amended and restated on May 28, 2019 and further, amended on November 27, 2019 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”) and matures on June 1, 2022. The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at September 30, 2020. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of (a) the Bank’s prime rate,
(b) one-month
LIBOR plus 1.50%, and (c) the federal funds rate plus 1.50%), or (ii) at a fixed rate per annum determined by Bank to be 0.875% above LIBOR. In connection with the amendment of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $22,000 and $20,000 during the three months ended September 30, 2020 and 2019, respectively, and $65,000 and $72,000 during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there were no amounts outstanding under the Credit Agreement.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of September 30, 2020, the Company was in compliance with all financial and non-financial
covenants and has not experienced any limitation in its operations as a result of the covenants.
Other
In connection with certain
agreements
with investment sales and financing professionals, the Company may agree to advance amounts to certain investment sales and financing professionals upon reaching certain time and performance goals. Such commitments as of September 30, 2020 aggregated $21.6 million.
16.	Subsequent Events
In October 2020, the Company acquired a commercial real estate capital markets advisory firm specializing in debt placement and equity advisory services, commercial and residential loan sales and consultative/due diligence services across all property types in the United States.
In connection with agreements in principal with investment sales and financing professionals and business acquisitions, the Company entered into commitments through the date these condensed consolidated financial statements were issued, aggregating $24.8 million. Such commitments are subject to various time and performance conditions
.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., Marcus & Millichap Real Estate Investment Services, Inc. and its other consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the continuing impact of the
COVID-19
pandemic. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form
10-Q
and in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2019 filed with the SEC on March 2, 2020, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions over the last 10 years. As of September 30, 2020, we had 1,999 investment sales and financing professionals that are primarily exclusive independent contractors operating in 83 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the three and nine months ended September 30, 2020, we closed 2,139 and 5,976 investment sales, financing and other transactions with total sales volume of approximately $9.1 billion and $27.8 billion, respectively. During the year ended December 31, 2019, we closed 9,726 investment sales, financing and other transactions with total sales volume of approximately $49.7 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing of, commercial properties and by providing consulting, advisory and other real estate services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the three months ended September 30, 2020, approximately 89% of our revenues were generated from real estate brokerage commissions, 10% from financing fees and 1% from other real estate related services. During the nine months ended September 30, 2020, approximately 89% of our revenues were generated from real estate brokerage commissions, 9% from financing fees and 2% from other real estate related services. During the year ended December 31, 2019, approximately 91% of our revenues were generated from real estate brokerage commissions, 8% from financing fees and 1% from other real estate related services.
We divide commercial real estate into four major market segments, characterized by price:

•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million to up to but less than $10 million;

•	Middle market: properties priced from $10 million to up to but less than $20 million; and

•	Larger transaction market: properties priced from $20 million and above.
Our strength is in serving private clients in the
$1-$10 million
private client market segment, which contributed approximately 69% and 67% of our real estate brokerage commissions during the three months ended September 30, 2020 and 2019, respectively, and approximately 68% and 67% of our real estate brokerage commissions during each of the nine months ended September 30, 2020 and 2019, respectively. The following table sets forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended September 30,
	2020			2019			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	241	$156	$6,290	274	$173	$7,182	(33)	$(17)	$(892)
Private client market ($1—<$10 million)	1,168	3,592	97,856	1,301	4,257	121,228	(133)	(665)	(23,372)
Middle market ($10—<$20 million)	70	945	17,643	109	1,466	25,997	(39)	(521)	(8,354)
Larger transaction market ( ≥ $20 million)	48	2,302	19,055	69	3,675	25,791	(21)	(1,373)	(6,736)

	1,527	$6,995	$140,844	1,753	$9,571	$180,198	(226)	$(2,576)	$(39,354)

	Nine Months Ended September 30,
	2020			2019			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	649	$410	$16,550	733	$474	$19,607	(84)	$(64)	$(3,057)
Private client market ($1—<$10 million)	3,203	10,207	282,937	3,753	12,160	345,812	(550)	(1,953)	(62,875)
Middle market ($10—<$20 million)	204	2,785	51,902	312	4,234	76,521	(108)	(1,449)	(24,619)
Larger transaction market ( ≥ $20 million)	161	7,459	64,655	194	9,040	71,875	(33)	(1,581)	(7,220)

	4,217	$20,861	$416,044	4,992	$25,908	$513,815	(775)	$(5,047)	$(97,771)

Acquisitions
We continue to increase our market presence through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive opportunities where we believe the markets will benefit from our commercial real estate investment sales, financing, research and advisory services. During the nine months ended September 30, 2020, we completed two acquisitions that expanded our market presence in financing services in the Southwest and in real estate brokerage services in the Southeast.
In October 2020, the Company acquired a commercial real estate capital markets advisory firm specializing in debt placement and equity advisory services, commercial and residential loan sales and consultative/due diligence services across all property types in the United States.
COVID-19
In March 2020, the World Health Organization characterized
COVID-19
as a pandemic. Many states and cities, including where we conduct our business activities, reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate, which may limit the activity of our sales and financing professionals in engaging with our clients. We implemented measures such as increased sanitizing, physical distancing and remote work arrangements, with the goal of protecting our employees, sales and financing professionals and clients. We continue to follow the local guidelines in cities where our offices are located, and all of our offices have re-opened
and are available to our employees and sales and financing professionals on an as needed basis.
We are closely monitoring the impact of
COVID-19
pandemic on all aspects of our business and in the regions we operate. Since the start of the pandemic, we have taken multiple measures to support our investment sales and financing professionals’ ability to generate and execute business remotely. Such measures include multiple technological solutions, intensified internal training and education, as well as a significant increase in client outreach and investor education webcasts. The pandemic has caused a major market disruption, and we have seen significant slowing of our real estate brokerage and financing transaction activity, difficulty in pricing assets and, in certain cases, restrictions on the ability of borrowers to access the capital markets and other sources of financing. Our business was impacted during the third quarter of 2020, with the number of transactions and total revenues declining 12.2% and 20.0% in the three months ended September 30, 2020, respectively compared to the same period in 2019. During the third quarter of 2020, we saw some recovery in transaction activity and our total revenues from the initial impact of
COVID-19,
with the number of transactions and total revenues increasing 34.8% and 35.1%, respectively on a sequential basis compared to the second quarter. Given these circumstances, our financial results continue to be well-below
prior levels, the reversal of which remains a major priority for us. We are also exploring extended use of technology and resource sharing measures adopted over the past six months as ways to achieve more efficiency on a long-term basis. For the foreseeable future, we believe that the effect of the
COVID-19
restrictions, including the effects of preventative and precautionary health measures mandated to us by federal, state and local governments will likely continue to affect our ability to identify and close commercial real estate transactions.
The long-term impact of the disruption in financial markets, consumer spending, unemployment as well as other unanticipated consequences remain unknown. Additionally, we are unable to predict the extent of the negative impact that the COVID-19 pandemic
will continue to have on our financial condition, results of operations and cash flows due to numerous uncertainties and the fluidity of this situation. Although the negative impact to our business has moderated to some extent, we anticipate that total revenues will be negatively impacted for at least the fourth quarter of 2020 and until more stable business conditions begin to resume in 2021. These uncertainties include the scope, severity and duration of the pandemic, expectation gaps among buyers and sellers on pricing and property operation vulnerability to further economic weakness and/or slow recovery, a more difficult market environment for new sales and financing professionals who are experiencing extended ramp-up
time to reach production goals, the actions taken by state and local governments to contain the pandemic or mitigate its impact, the direct and indirect economic effects of the pandemic and containment measures and actions taken, and the impact of these and other factors on our employees, independent contractors and clients and potential clients.

We continue to monitor the expected trends and related demand for our services and will continue to adjust our operations accordingly. In response to this ongoing period of business disruption, we assessed our cost structure and instituted various expense reduction initiatives, including but not limited to, compensation reductions, reductions in events and travel, suspension of company matching contributions in our 401(k) plan and layoffs to preserve our balance sheet and financial position. These reductions were strategically decided upon to ensure proper allocation of capital and human resources to support our sales force’s ability to conduct business as well as develop strategic investments in tools, technology and infrastructure vital to our long-term competitiveness. We have reinstated some of our furloughs and compensation levels for certain employees; however, the compensation reductions of our senior executives remain in effect. We expect real estate sales and financing volumes to improve and eventually post solid growth after the market is able to assess the impact of the economic shut down on property occupancies, rent collections and values and when financing flows improve. Due to a high degree of uncertainty, the timing of this recovery in real estate transactions and therefore, our revenues are difficult to forecast. Our priority is to support our team’s efforts to increase client contact, provide expanded content and advisory services to investors and clients and preserve our financial position through expense reductions. Given our significant liquidity, we expect our company to be well positioned to benefit from and contribute to the real estate transaction recovery when it emerges, including making accretive and synergistic acquisitions, which will help expand service offerings and market coverage.
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
The U.S. economy continues to grapple with the impact of
COVID-19,
and although we believe some progress has been made, the pace of employment growth lost momentum over the course of the third quarter. The CARES Act stimulus package delivered in March offered the economy an important backstop, but many benefits including expanded federal unemployment and the Paycheck Protection Program ended in the third quarter. Numerous businesses that were closed in the second quarter lockdown have since reopened but are only operating at partial capacity. The hospitality and retail sectors have been particularly hard hit. As a result, total employment as of the end of September remained 10.7 million positions short of pre-pandemic
levels. With
COVID-19
infections once again rising in the U.S., we expect that economic growth in the fourth quarter to be moderate. Election-related uncertainty and financial market volatility also remain risks to the economy and commercial real estate investment sales and financing volumes. Additional stimulus remains in negotiation on Capitol Hill and could accelerate the economic recovery and boost consumer confidence in the short term. We believe that ultimately, vaccine and effective therapeutics are likely required for the economy to fully recover. We also believe that a significant level of business and consumer pent up demand will be released at some point, which could support a robust period of recovery; however, the timing of such recovery is very difficult to predict. At the same time, we observe that a broad range of unknowns, including health, economic and public policy have increased investor uncertainty, and many investors are continuing to wait on the sidelines for either increased economic clarity or for significant distressed asset buying opportunities to emerge.
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

The apartment and single-tenant property types, which are a significant part of our business, have performed relatively well as they have been more stable than the other property types. The hotel sector and parts of the retail sector continue to face headwinds, although we believe segments of each of the sectors appear to have built some momentum. While large destination tourist hotels and those catering to conferences continue to face the severe impact of the pandemic, it appears smaller drivable vacation hotels have partially recovered. In the retail sector, older enclosed shopping malls, experiential retail, gyms, movie theaters and sit-down
dining restaurants have faced extensive difficulties while restaurants with drive-thru facilities, necessity and discount retailers as well as pharmacies have in many cases partially recovered. Suburban office and apartment properties have generally outperformed their urban counterparts as home offices and need for more space outweighed the many closed amenities offered in the urban core. Industrial property performance, meanwhile, has generally remained stable, bolstered by the rapid ascension of eCommerce as a primary consumption channel. Rent collections for apartment, office and industrial properties remain above 90 percent, but collections could face increased pressure if another round of stimulus and/or a health solution is not delivered soon. We believe risks to apartment collections could be mitigated by the renewal of federal unemployment benefits or the addition of a rent assistance program. That said, asset performance varies significantly by locality as cities across the country have faced wide-ranging economic and health-related fallout. Some cities have only experienced a marginal rise in unemployment while other have been impacted more severely.
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
Following the second quarter uncertainty-driven financing slowdown, lenders have become more active. Led by local and regional banks, financing liquidity for most property types and locations is available at interest rates near all-time
lows. Hotels and some retail centers, which are the property types grappling with the greatest levels of distress, still face limited access to debt capital. Other property types, particularly those that have maintained strong rent collections, have financing options. Speculative investment, including construction and value-add
assets face closer lender scrutiny. The increased debt liquidity and particularly low interest rates have supported rising investor activity in the third quarter compared to the second quarter, but transaction activity remains well below pre-crisis
levels. The Federal Reserve’s commitment to low interest rates could support the low interest rate climate, and we believe market liquidity should remain strong barring a significant medical or financial market setback.
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
Investor activity gained ground in the third quarter despite uncertainties surrounding health, economic, policy and operational variables. Questions remain for substantially all facets of the near-term real estate sector outlook, but many investors are adapting to the new climate. Because the pandemic has affected each property type and each market differently, price discovery remains a hurdle in the transaction process. However, we believe low interest rates and generally broad capital availability have been positive forces supporting activity. We believe the many investors still on the sidelines have ample capital on-hand
that could spur transaction activity once the uncertainties begin to abate or if a wave of distressed assets come to market. Looking forward, election uncertainty in the United States, particularly in relation to future tax policy, could be a concern for investors. Potential changes to capital gains and estate taxes could influence activity either to the upside or downside in the coming year. Nonetheless, a medical solution to the health crisis could remain the single most significant factor determining investor decisions.
Seasonality
Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter
basis. Historically, this seasonality has generally caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last nine months of the year, particularly in the fourth quarter, is generally due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend could be disrupted either positively or negatively by major economic, political events, natural disasters or pandemics such as the
COVID-19
pandemic, which may impact, among other things, investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger property buyers. Private client investors may also accelerate or delay transactions due to personal or business-related reasons unrelated to economic or political events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually, pursuant to which higher commissions are paid for higher sales volumes. Our historical pattern of seasonality may be significantly disrupted by the
COVID-19
pandemic due to uncertainties around substantially all aspects of the economy and may not continue to the same degree experienced in prior years.

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
Provision for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions and the impact of permanent items, including principally compensation charges, qualified transportation fringe benefits, reversal of uncertain tax positions, meals and entertainment and tax-exempt
deferred compensation plan assets. Our provision for income taxes includes the windfall tax benefits and shortfall expense, net, from shares issued in connection with our 2013 Plan and ESPP.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.

Results of Operations
Following is a discussion of our results of operations for the three and nine months ended September 30, 2020 and 2019. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. During the three months ended September 30, 2020 and 2019, we closed more than 2,100 and 2,400 investment sales, financing and other transactions, respectively, with total sales volume of approximately $9.1 billion and $12.1 billion, respectively. During the nine months ended September 30, 2020 and 2019, we closed more than 5,900 and 6,900 investment sales, financing and other transactions, respectively, with total sales volume of approximately $27.8 billion and $34.9 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Brokerage	2020	2019	2020	2019
Average Number of Investment Sales Professionals	1,917	1,837	1,911	1,829
Average Number of Transactions per Investment Sales Professional	0.80	0.95	2.21	2.73
Average Commission per Transaction	$92,236	$102,794	$98,659	$102,928
Average Commission Rate	2.01%	1.88%	1.99%	1.98%
Average Transaction Size (in thousands)	$4,581	$5,460	$4,947	$5,190
Total Number of Transactions	1,527	1,753	4,217	4,992
Total Sales Volume (in millions)	$6,995	$9,571	$20,861	$25,908

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing (1)	2020	2019	2020	2019
Average Number of Financing Professionals	82	98	86	103
Average Number of Transactions per Financing Professional	5.39	5.01	15.13	13.23
Average Fee per Transaction	$33,531	$31,203	$31,607	$33,361
Average Fee Rate	0.88%	0.90%	0.89%	0.91%
Average Transaction Size (in thousands)	$3,828	$3,460	$3,533	$3,685
Total Number of Transactions	442	491	1,301	1,363
Total Financing Volume (in millions)	$1,692	$1,699	$4,597	$5,023

(1)	Operating metrics calculated excluding certain financing fees not directly associated to transactions.

Comparison of Three Months Ended September 30, 2020 and 2019
Below are key operating results for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 (dollars in thousands):

	Three Months Ended September 30, 2020	Percentage of Revenue	Three Months Ended September 30, 2019	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$140,844	88.8%	$180,198	90.9%	$(39,354)	(21.8)%
Financing fees	15,620	9.9	16,013	8.1	(393)	(2.5)%
Other revenues	2,111	1.3	2,009	1.0	102	5.1%

Total revenues	158,575	100.0	198,220	100.0	(39,645)	(20.0)%

Operating expenses:
Cost of services	99,707	62.9	124,147	62.6	(24,440)	(19.7)%
Selling, general and administrative	49,722	31.4	48,091	24.3	1,631	3.4%
Depreciation and amortization	2,606	1.6	1,910	1.0	696	36.4%

Total operating expenses	152,035	95.9	174,148	87.9	(22,113)	(12.7)%

Operating income	6,540	4.1	24,072	12.1	(17,532)	(72.8)%
Other income (expense), net	1,615	1.0	2,573	1.4	(958)	(37.2)%
Interest expense	(199)	(0.1)	(329)	(0.2)	130	(39.5)%

Income before provision for income taxes	7,956	5.0	26,316	13.3	(18,360)	(69.8)%
Provision for income taxes	1,916	1.2	7,024	3.6	(5,108)	(72.7)%

Net income	$6,040	3.8%	$19,292	9.7%	$(13,252)	(68.7)%

Adjusted EBITDA (1)	$12,229	7.7%	$27,865	14.1%	$(15,636)	(56.1)%

(1)
Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $158.6 million for the three months ended September 30, 2020 compared to $198.2 million for the same period in 2019, a decrease of $39.6 million, or 20.0%. Total revenues decreased primarily as a result of decreases in real estate brokerage commissions as financing fees and other revenues were comparable, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions decreased to $140.8 million for the three months ended September 30, 2020 from $180.2 million for the same period in 2019, a decrease of $39.4 million, or 21.8%. The decrease was primarily driven by a 26.9% reduction in sales volume, partially offset by a 13 basis points increase in average commission rates. Sales volume was primarily impacted by a 16.1% decrease in the average transaction size and a 12.9% decrease in the number of transactions, primarily as a result of the economic uncertainty and other transactional impediments surrounding the
COVID-19
pandemic.
Financing fees.
Revenues from financing fees of $15.6 million for the three months ended September 30, 2020 were relatively comparable to the $16.0 million for the same period in 2019. This was primarily the result of increased re-financings
due to lower interest rates offset by decreased financings for purchases resulting primarily from the economic uncertainty and other transactional impediments surrounding the
COVID-19
pandemic.
Other revenues.
Other revenues of $2.1 million for the three months ended September 30, 2020 were comparable to the $2.0 million for the same period in 2019.
Operating expenses
Our total operating expenses were $152.0 million for the three months ended September 30, 2020 compared to $174.1 million for the same period in 2019, a decrease of $22.1 million, or 12.7%. The decrease was primarily due to a decrease in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, partially offset by increases in selling, general and administrative costs and depreciation and amortization expense, as described below.

Cost of services.
Cost of services decreased to $99.7 million for the three months ended September 30, 2020 from $124.1 million for the same period in 2019, a decrease of $24.4 million, or 19.7%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percent of total revenues increased to 62.9% compared to 62.6% for the same period in 2019 primarily due to a higher proportion of transactions closed by our more senior investment sales and financing professionals. Due to the uncertainty surrounding
COVID-19,
we expect cost of services as a percent of total revenues to remain elevated in the coming quarters as we expect the majority of the deals closed to be weighted towards senior investment sales and financing professionals.
Selling, general and administrative expense.
Selling, general and administrative expense for the three months ended September 30, 2020 increased $1.6 million, or 3.4%, to $49.7 million from $48.1 million for the same period in 2019. The increase was primarily due to (i) variable employee incentive compensation due to better than expected results in the third quarter of 2020, as well as additional accrual driven by the improved full-year financial performance outlook as compared to projections made at the onset of the
COVID-19
pandemic; (ii) prior year’s low accrual level for variable employee incentive compensation due to that period’s performance shortfall from plan; and (iii) business development, marketing and other support related to the long-term retention of our sales and financing professionals, as well as recent additions of experienced professionals. These increases were partially offset by
COVID-19
related (i) reductions in headcount, salaries and related benefits and (ii) decreases in sales events, travel and other related expenses.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $2.6 million for the three months ended September 30, 2020 from $1.9 million for the same period in 2019, an increase of $0.7 million, or 36.4%. The increase was primarily driven by the increase in amortization of intangible assets resulting from the increase in intangible assets due to acquisitions.
Other Income (Expense), Net
Other income (expense), net decreased to $1.6 million for the three months ended September 30, 2020 from $2.6 million for the same period in 2019. The decrease was primarily driven by (i) a $1.6 million reduction in interest income on our investments in marketable debt securities, available-for-sale
due to overall decrease in interest rates and (ii) a $0.3 million reduction in net other categories. The decrease was partially offset by (i) a $0.5 million increase in foreign currency gain related to our Canadian operations; and (ii) a $0.4 million favorable change in the value of our deferred compensation plan assets that are held in a rabbi trust.
Interest Expense
Interest Expense decreased to $0.2 million for the three months ended September 30, 2020 from $0.3 million for the same period in 2019. The decrease for the three months ended September 30, 2020 was primarily due to no interest expense related to notes payable to former stockholders, which was fully repaid during the second quarter of 2020, compared to the same period in 2019.
Provision for Income Taxes
The provision for income taxes was $1.9 million for the three months ended September 30, 2020 compared to $7.0 million in the same period in 2019, a decrease of $5.1 million, or 72.7%, primarily due to the significant decline in income before provision for income taxes and a partial reversal of a reserve of uncertain tax positions. The effective income tax rate for the three months ended September 30, 2020 was 24.1% compared to 26.7% for the same period in 2019.

Comparison of Nine Months Ended September 30, 2020 and 2019
Below are key operating results for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 (dollars in thousands):

	Nine Months Ended September 30, 2020	Percentage of Revenue	Nine Months Ended September 30, 2019	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$416,044	89.1%	$513,815	90.4%	$(97,771)	(19.0)%
Financing fees	43,674	9.4	47,487	8.4	(3,813)	(8.0)%
Other revenues	6,974	1.5	7,218	1.2	(244)	(3.4)%

Total revenues	466,692	100.0	568,520	100.0	(101,828)	(17.9)%

Operating expenses:
Cost of services	287,207	61.5	343,682	60.5	(56,475)	(16.4)%
Selling, general and administrative	148,101	31.7	149,845	26.3	(1,744)	(1.2)%
Depreciation and amortization	7,822	1.8	5,674	1.0	2,148	37.9%

Total operating expenses	443,130	95.0	499,201	87.8	(56,071)	(11.2)%

Operating income	23,562	5.0	69,319	12.2	(45,757)	(66.0)%
Other income (expense), net	4,224	0.9	9,067	1.6	(4,843)	(53.4)%
Interest expense	(695)	(0.1)	(1,018)	(0.2)	323	(31.7)%

Income before provision for income taxes	27,091	5.8	77,368	13.6	(50,277)	(65.0)%
Provision for income taxes	7,875	1.7	21,159	3.7	(13,284)	(62.8)%

Net income	$19,216	4.1%	$56,209	9.9%	$(36,993)	(65.8)%

Adjusted EBITDA (1)	$38,757	8.3%	$83,040	14.6%	$(44,283)	(53.3)%

(1)
Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $466.7 million for the nine months ended September 30, 2020 compared to $568.5 million for the same period in 2019, a decrease of $101.8 million, or 17.9%. Total revenues decreased primarily as a result of decreases in real estate brokerage commissions and to a lesser extent, financing fees, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions decreased to $416.0 million for the nine months ended September 30, 2020 from $513.8 million for the same period in 2019, a decrease of $97.8 million, or 19.0%. The decrease was driven by a 19.5% reduction in sales volume. Sales volume was impacted by a 15.5% decrease in the number of transactions and a 4.7% decrease in the average transaction size, primarily as a result of the economic uncertainty and other transactional impediments surrounding the
COVID-19
pandemic. The average commission rates remained comparable.
Financing fees.
Revenues from financing fees decreased to $43.7 million for the nine months ended September 30, 2020 from $47.5 million for the same period in 2019, a decrease of $3.8 million, or 8.0%. The decrease was driven by an 8.5% reduction in financing volume and a 2 basis points reduction in the average commission rates. Financing volume was impacted the economic uncertainty and other transactional impediments surrounding the
COVID-19
pandemic.
Other revenues.
Other revenues of $7.0 million for the nine months ended September 30, 2020 were comparable to the $7.2 million for the same period in 2019.
Operating expenses
Our total operating expenses were $443.1 million for the nine months ended September 30, 2020 compared to $499.2 million for the same period in 2019, a decrease of $56.1 million, or 11.2%. The decrease was primarily due to a decrease in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, and a decrease in selling, general and administrative costs, partially offset by an increase in depreciation and amortization expense, as described below.

Cost of services.
Cost of services decreased to $287.2 million for the nine months ended September 30, 2020 from $343.7 million for the same period in 2019, a decrease of $56.5 million, or 16.4%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percent of total revenues increased to 61.5% compared to 60.5% for the same period in 2019 primarily due to a higher proportion of transactions closed by our more senior investment sales and financing professionals.
Selling, general and administrative expense.
Selling, general and administrative expense for the nine months ended September 30, 2020 decreased $1.7 million, or 1.2%, to $148.1 million from $149.8 million for the same period in 2019. Decreases in our selling, general and administrative expense have been driven by our various expense reduction initiatives. The decrease was primarily due to reductions in (i) compensation related costs, primarily driven by decreases in variable employee incentive compensation, salaries and related benefits due to
COVID-19,
and deferred compensation obligations and (ii) sales events, travel and other related expenses due to
COVID-19.
These decreases were partially offset by increases in (i) business development, marketing and other support related to the long-term retention of our sales and financing professionals, as well as recent additions of experienced professionals; (ii) acquisition related costs; (iii) facilities expenses due to expansion of existing offices; and (iv) certain licensing fees.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $7.8 million for the nine months ended September 30, 2020 from $5.7 million for the same period in 2019, an increase of $2.1 million, or 37.9%. The increase was primarily driven by the increase in amortization of intangible assets resulting from the increase in intangible assets due to acquisitions.
Other Income (Expense), Net
Other income (expense), net decreased to $4.2 million for the nine months ended September 30, 2020 from $9.1 million for the same period in 2019. The decrease was primarily driven by (i) a $3.5 million reduction in interest income on our investments in marketable debt securities, available-for-sale
due to overall decrease in interest rates; (ii) a $0.8 million unfavorable change in the value of our deferred compensation plan assets that are held in a rabbi trust; and (iii) a $0.5 million reduction in net other categories.
Interest expense
Interest Expense decreased to $0.7 million for the nine months ended September 30, 2020 from $1.0 million for the same period in 2019. The decrease was primarily due to a reduction in interest expense related to stock appreciations rights liability and notes payable to former stockholders, which were fully repaid during the second quarter of 2020.
Provision for income taxes
The provision for income taxes was $7.9 million for the nine months ended September 30, 2020 compared to $21.2 million in the same period in 2019, a decrease of $13.3 million, or 62.8%, primarily due to the significant decline in income before provision for income taxes. The effective income tax rate for the nine months ended September 30, 2020 was 29.1% compared to 27.3% for the same period in 2019.

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
A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$6,040	$19,292	$19,216	$56,209
Adjustments:
Interest income and other (1)	(889)	(2,725)	(4,090)	(7,828)
Interest expense	199	329	695	1,018
Provision for income taxes	1,916	7,024	7,875	21,159
Depreciation and amortization	2,606	1,910	7,822	5,674
Stock-based compensation	2,383	2,114	7,551	7,040
Non-cash MSR activity (2)	(26)	(79)	(312)	(232)

Adjusted EBITDA (3)	$12,229	$27,865	$38,757	$83,040

(1)	Other includes net realized gains (losses) on marketable debt securities available-for-sale.

(2)	Non-cash MSR activity includes the assumption of servicing obligations.

(3)
The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2020 compared to the same periods in 2019 is primarily due to a decrease in total revenues and a higher proportion of operating expenses compared to total revenues.

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

Cash Flows
Our total cash and cash equivalents balance decreased by $59.6 million to $173.1 million at September 30, 2020, compared to $232.7 million at December 31, 2019. The following table sets forth our summary cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(28,266)	$(6,053)
Net cash (used in) provided by investing activities	(21,381)	21,079
Net cash used in financing activities	(9,819)	(3,628)
Effect of currency exchange rate changes on cash and cash equivalents	(92)	—

Net (decrease) increase in cash and cash equivalents	(59,558)	11,398
Cash and cash equivalents at beginning of period	232,670	214,683

Cash and cash equivalents at end of period	$173,112	$226,081

Operating Activities
Cash flows used in operating activities were $28.3 million for the nine months ended September 30, 2020 compared to $6.1 million for the same period in 2019. Net cash used in operating activities is driven by our net income adjusted for non-cash
items and changes in operating assets and liabilities. The $22.2 million increased usage in operating cash flows for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to lower total revenues and a higher proportion of operating expenses compared to total revenues, differences in timing of certain payments and receipts, an increase in advances related to the acquisitions of teams, long-term retention of our investment sales and financing professionals and a reduction in deferral of certain discretionary commissions and commissions payable.
Investing Activities
Cash flows used in investing activities were $21.4 million for the nine months ended September 30, 2020 compared to cash flows provided by investing activities of $21.1 million for the same period in 2019. The $42.5 million increase in cash flows used in investing activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to a $31.9 million reduction in net proceeds from sales and maturities of marketable debt securities and a net $11.8 million outflow for acquisitions during the nine months ended September 30, 2020 with no such comparable outflow for the same period in 2019.
Financing Activities
Cash flows used in financing activities were $9.8 million for the nine months ended September 30, 2020 compared to $3.6 million for the same period in 2019. The change in cash flows used in financing activities for the nine months ended September 30, 2020 compared to the same period in 2019 was primarily impacted by principal payments on notes payable to former stockholders and payments related to stock appreciation rights liability, partially offset by lower taxes paid related to net share settlement of stock-based awards. See Note 12 – “Stock-Based Compensation Plans” of our Notes to Condensed Consolidated Financial Statements for additional information.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale
and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next 12 months. As of September 30, 2020, cash on hand and core-cash investments aggregated $342.8 million, and we had $60.0 million of borrowing capacity under our credit agreement. In response to this period of business disruption, we assessed our cost structure and have instituted various expense reduction initiatives as discussed in “Overview –
COVID-19”
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

Contractual Obligations and Commitments
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2019 through the date the condensed consolidated financial statements were issued other than (i) increases in contingent and deferred consideration in connection with acquisitions of $5.2 million and (ii) increases in amounts that may be advanced to certain investment sales and financing professionals upon reaching time requirements of $20.4 million.
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

Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our Notes to Condensed Consolidated Financial Statements. Other than changing certain accounting processes and disclosures, the accounting pronouncement related to Accounting Standards Update
No. 2016-13,
Financial Instruments - Credit Losses
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. government and federal agency, corporate debt, asset-backed securities and other. As of September 30, 2020, the fair value of investments in marketable debt securities, available-for-sale
was $216.0 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA as of September 30, 2020. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. During the nine months ended September 30, 2020, increased demand for treasury securities caused a significant decrease in the yields on treasury securities and unbalanced demand and supply factors created significant liquidity shortfalls until the Federal Reserve initiated market intervention programs to stabilize the market. The following table sets forth the impact on the fair value of our investments as of September 30, 2020 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$2,224
1% Decrease	$1,528
1% Increase	$(2,383)
2% Increase	$(4,765)
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
based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on such evaluation, our management has concluded that as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees and independent contractors are working remotely due to the COVID-19 pandemic.
The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation
to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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
Government imposed restrictions, including social distancing and other prevention measures, intended to slow the community spread of
COVID-19
have, and will likely continue to affect our clients or potential clients’ ability or willingness to purchase properties with limited or no ability to view properties; delay the closing of real estate sales and financing transactions; increase the borrowing cost and reduce the availability of debt financing; impact our ability to provide or deliver services to our clients or potential clients; and/or temporarily delay our expansion efforts. In addition, the current
COVID-19
pandemic, the reoccurrence of the
COVID-19
pandemic or a future pandemic and the resumption of or any new state or local shelter-in-place
orders, could materially affect our future sales, operating results, liquidity and overall financial performance due to, among other factors:

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
While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic,
our business was materially adversely impacted during the three months ended June 30, 2020. During the three months ended June 30, 2020, we saw a significant increase in closing timelines, a dramatic slowing of our real estate brokerage and financing transaction activity, difficulty in pricing assets and, in certain cases, restricted ability of borrowers to access the capital markets and other sources of financing. During the three months ended September 30, 2020, we have seen some improvement in transaction activity and availability of capital. However, the effect of the government imposed restrictions, including social distancing and other prevention measures related to
COVID-19
as mandated by federal, state and local governments, continues to restrict our operations and will likely continue to affect our ability to identify and close commercial real estate transactions.

Please see “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussions of the potential impact of the
COVID-19
pandemic and associated economic disruptions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

10.1*+	Employment Agreement between the Company and Steven F. DeGennaro effective as of August 4, 2020

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company’s Quarterly Report on Form
10-Q
for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Net and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Marcus
 & Millichap, Inc
.

Date:	November 9, 2020	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	November 9, 2020	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)