Form 10-K
period 2020-12-31
Marcus & Millichap, Inc.
filed 2021-03-01
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates
at June 30, 2020 was approximately $670.5 million, based on the closing price per share of common stock on June 30, 2020 of $28.86 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and executive officers of the registrant and 10% stockholders are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of
Rule 12b-2
under the Securities Exchange Act of 1934.
As of February 16, 2021, there were 39,401,976 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on May 4, 2021 are incorporated by reference into Part III of this Annual Report on Form
10-K.
Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2020.

MARKET, INDUSTRY AND OTHER DATA
Unless otherwise indicated, information contained in this Annual Report on Form
10-K
concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on (i) information gathered from various sources, (ii) certain assumptions that we have made, and (iii) on our knowledge of the commercial real estate market. While we believe that the market position, market opportunity and market size information that is included in this Annual Report on Form
10-K
is generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is generally based on information available through the nine months ended September 30, 2020 since full year 2020 information may not yet have been published. We use market data from Costar Group, Inc. and Real Capital Analytics that consists of list side information of sales transactions of multifamily, retail, office and industrial buildings, with a value of $1 million or more.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
includes forward-looking statements, including the Company’s business outlook for 2021, the potential continuing impact of the
COVID-19
pandemic, and expectations for changes (or fluctuations) in market share growth. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•
uncertainties relating to the continuing impact of the
COVID-19
pandemic, including the length and severity of such pandemic and the federal government’s proposed stimulus response package, and the pace of recovery following such pandemic;

•	general uncertainty in the capital markets and a worsening of economic conditions and the rate and pace of economic recovery following an economic downturn;

•	changes in our business operations, including restrictions on business activities, resulting from the COVID-19 pandemic;

•	market trends in the commercial real estate market or the general economy;

•	our ability to attract and retain qualified senior executives, managers and investment sales and financing professionals;

•	the effects of increased competition on our business;

•	our ability to successfully enter new markets or increase our market share;

•	our ability to successfully expand our services and businesses and to manage any such expansions;

•	our ability to retain existing clients and develop new clients;

•	our ability to keep pace with changes in technology;

•	any business interruption or technology failure and any related impact on our reputation;

•	changes in interest rates, tax laws, employment laws or other government regulation affecting our business;

•	our ability to successfully identify, negotiate, execute and integrate accretive acquisitions; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.
In addition, in this Annual Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential,” “should” and similar expressions, as they relate to our company, our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report on Form
10-K
may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.
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

PART I
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its consolidated subsidiaries.
Item 1. Business
Company Overview
Marcus & Millichap, Inc. (“MMI”) is a leading national real estate services firm specializing in commercial real estate investment sales, financing, research and advisory services. We are the leading national investment brokerage company in the
$1-$10 million
private client market segment. This is the largest and most active market segment and comprised approximately 87% of total U.S. commercial property transactions greater than $1 million in the marketplace in 2020. As of December 31, 2020, we had 2,097 investment sales and financing professionals that are primarily exclusive commission-based independent contractors who provide real estate investment brokerage and financing services to sellers and buyers of commercial real estate in 84 offices in the United States and Canada. In 2020, we closed 8,954 sales, financing and other transactions with total sales volume of approximately $43.4 billion.
We service clients by underwriting, marketing, selling and financing commercial real estate properties in a manner that maximizes value for sellers, provides buyers with the largest and most diverse inventory of commercial properties and secures the most competitive financing from lenders for borrowers. Our business model is based on several key attributes:

•
a
50-year
history of providing investment brokerage and financing services through proprietary inventory and marketing systems, policies and culture of information sharing and in-depth
investment brokerage training. These services are executed by our salesforce under the supervision of a dedicated sales management team focused on client service and growing the firm;

•
market leading share and brand within the
$1-$10 million
private client market segment, which consistently represents more than 80% of total U.S. commercial property transactions greater than $1 million in the marketplace;

•	investment sales and financing professionals providing exclusive client representation across multiple property types;

•	a broad geographic platform in the United States and Canada powered by information sharing and proprietary real estate marketing technologies;

•	an ability to scale with our private clients as they grow and connect private capital with larger assets through our Institutional Property Advisors (“IPA”) division;

•	a financing team integrated with our brokerage sales force providing independent mortgage brokerage services by accessing a wide range of lenders on behalf of our clients;

•	a sales management team, who serves in a support and leadership role as company executives and who does not compete with or participate in investment sales professionals’ commissions; and

•	industry-leading research and advisory services tailored to the needs of our clients and supporting our investment sales and financing professionals.
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
Our Services
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing equity advisory services, loan sales and consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. In 2020, approximately 88% of our revenues were generated from real estate brokerage commissions, 10% from financing fees and 2% from other revenues, including consulting and advisory services.
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
We serve clients with one property, multiple properties and large investment portfolios. The largest group of investors we serve typically transacts in the
$1-$10 million
private client market segment. The investment brokerage and financing businesses serving private clients within the private client market segment represent the largest part of our business, which differentiates us from our competitors. In 2020, approximately 67% of our brokerage commissions came from this market segment. Properties in this market segment are characterized by higher asset turnover rates due to the type of investor as compared to other market segments. Private clients are often motivated to buy, sell and/or refinance properties not only for business reasons but also due to personal circumstances, such as death, divorce, taxes, changes in partnership structures and other personal or financial circumstances. Therefore, private client investors are influenced less by the macroeconomic trends than other large-scale investors, making the private client market segment less volatile over the long-term than other market segments. Accordingly, our business model distinguishes us from our national competitors, who may focus primarily on the more volatile larger transaction and middle market segments, or on other business activities such as leasing or property management, and from our local and regional competitors, who lack a broad national platform.
Geographic Locations
We were founded in 1971 in the western United States, and we continue to increase our presence throughout North America through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape opportunities where we believe the markets will benefit from our business model. We have grown to have offices in 34 states across the United States and in 4 provinces in Canada. In 2020, we completed acquisitions that expanded our financing and real estate brokerage presence in the Northeast, Southwest and Southeast.
Below is a map reflecting the geographic location of our 84 offices as of December 31, 2020.

Commercial Real Estate Investment Brokerage
Our primary business and source of revenue is the representation of commercial property owners as their exclusive investment broker in the sale of their properties. Our investment sales professionals also represent buyers in fulfilling their investment real estate acquisition needs. Commissions from real estate investment brokerage sales accounted for approximately 88% of our revenues in 2020. Sales are generated by maintaining relationships with property owners, providing market information and trends to them during their investment or “hold” period and being selected as their representative when they decide to sell, buy additional property or exchange their property for another property. We collect commissions upon the sale of each property based on a percentage of sales price. These commission percentages are typically inversely correlated with sales price and thus are generally higher for smaller transactions.
We underwrite, value and market properties to reach the largest and most qualified pool of buyers. We offer our clients the industry’s largest team of investment sales professionals, who operate with a culture and policy of information sharing powered by our proprietary system, MNet, which enables real-time buyer-seller matching. We use a proactive marketing campaign that leverages the investor relationships of our entire sales force, direct marketing and a suite of proprietary web-based
tools that connects each asset with the right buyer pool. We strive to maximize value for the seller by generating high demand for each property. Our approach also provides a diverse, consistently underwritten inventory of investment real estate for buyers. When a client engages one of our investment sales professionals, they are engaging an entire system, structure and organization committed to maximizing value for them.

In 2020, we closed 6,288 real estate brokerage transactions in a broad range of commercial property types, with a total sales volume of approximately $32.1 billion. For more than 15 years, we have closed more transactions than any other firm. We have significantly diversified our business beyond our historical focus on multifamily properties.
We are building on our track record of strength in multifamily, retail, office and industrial properties by expanding our coverage of additional property types. These include hospitality, self-storage, seniors housing, land and manufactured housing properties, where we are already a leading broker but have significant room for additional growth due to market size, fragmentation and specific geographic market opportunities. We are also expanding our specialty group management and support infrastructure, specialized branding and business development customized for each property type. In addition, we are continuously focusing on our recruitment efforts for new and experienced investment sales and financing professionals. We expect that these efforts will expand our presence and result in increased business in these property types.
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
The following table sets forth the number of investment sales transactions, sales volume and revenue by commercial real estate market segment for real estate brokerage in 2020 compared to 2019:

	2020			2019			Change
Real Estate Brokerage:	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	944	$600	$24,456	1,011	$657	$27,012	(67)	$(57)	$(2,556)
Private client market ($1 - <$10 million)	4,773	15,115	421,767	5,311	17,239	487,528	(538)	(2,124)	(65,761)
Middle market ($10 - <$20 million)	316	4,311	81,621	441	6,002	107,818	(125)	(1,691)	(26,197)
Larger transaction market ( ≥ $20 million)	255	12,026	105,320	279	12,960	106,998	(24)	(934)	(1,678)

	6,288	$32,052	$633,164	7,042	$36,858	$729,356	(754)	$(4,806)	$(96,192)

Financing
Marcus & Millichap Capital Corporation (“MMCC”) is a financial intermediary that provides commercial real estate capital markets solutions, including senior debt, mezzanine debt, joint venture and preferred equity, as well as loan sales and consultative/due diligence services to commercial real estate owners, developers, investors and capital providers. Our advisors assist clients to secure capital for both acquisitions and the refinancing of single assets and portfolios. MMCC generates revenue from advisory fees collected from capital placement with an assortment of capital providers including national and regional banks, credit unions, private equity funds, insurance companies, government agencies, conduit lenders, debt funds and hard money lenders. MMCC additionally receives on-going
servicing fees from certain lenders and other incentive-based fees based on achieving certain production thresholds. MMCC’s financing fees vary by loan amount, transactional complexity and loan type. In 2020, MMCC completed 1,943 financing transactions representing total financing volume of approximately $7.7 billion, which yielded $70.5 million in financing fees, accounting for approximately 10% of MMI’s total revenue. The combination of MMCC’s size, market reach and financing volume enables us to establish long-term relationships with various capital sources. This, in turn, improves MMCC’s value proposition to borrowers who are seeking competitive rates and terms. MMCC seeks to secure the most competitive financing solutions for each client’s specific needs and requirements. During 2020, approximately 39% of MMCC’s revenues came from placing acquisition financing, 49% from refinancing activities and 12% from other financing activities.
MMCC is fully integrated with the investment sales force in our brokerage offices. MMCC financing professionals are supervised by our MMCC management team and regional managers, who promote cross-selling, information sharing, business referrals and high-quality customer service within the offices. The MMCC national network of financing professionals is also supported by a dedicated, nationally focused management team coordinating access to a broad range of national and regional capital sources including banks, life insurance companies, Fannie Mae, Freddie Mac, FHA, debt funds, hard money lenders and structured debt facilitators (preferred equity and mezzanine providers). By combining these resources with the latest property and capital markets data and information, we can differentiate ourselves in the marketplace and deliver tailored financial solutions that meet our clients’ financial objectives.
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
Market Leader in the Private Client Market Segment
Since our founding, we have focused on being the leading service provider to the
$1-$10 million
private client market segment. This segment is the largest by ownership and transaction count and consistently accounts for over 80% of total U.S. commercial property transactions and over 60% of the commission pool. It is comprised of high-net-worth
individuals, partnerships and small private fund managers with both passive, long-term investments, as well as those with opportunistic and short-term investment horizons. Private clients are often motivated to buy, sell and/or refinance properties not only for business reasons but also due to personal and financial circumstances. The vast size and personal transaction drivers of private clients make this market segment the most active in terms of sales velocity. In addition, this market segment is highly fragmented with the top 10 brokerage firms accounting for approximately 22% of transactions in 2020. We are the leading broker in the
$1-$10 million
private client market segment based on transaction count in 2020. With our established market leadership and brand name, we have significant room for market share expansion by further consolidating our leadership position in this market segment.
In addition, the private client market segment is characterized by high barriers to entry. These barriers include the need for a large specialized sales force prospecting private clients, the difficulties in identifying, establishing, and maintaining relationships with such investors, capabilities of exposing properties to a large pool of potential buyers and the challenge of serving their needs locally, regionally and nationally. We believe this private client market segment is the least covered market segment by other national firms and is significantly underserved by local and regional firms that lack a national platform.
Platform Built for Maximizing Investor Value
We have built our business to maximize value for real estate investors through an integrated set of services geared toward our clients’ needs. We are committed to an investment brokerage specialization and providing one of the largest sales force in the industry, promoting a culture and policy of information sharing on each property we represent, and equipping our investment sales professionals with exclusive real estate inventory and marketing technologies that enhance the marketability of the properties we represent. Our system generates real-time buyer-seller matching and maximizes value one property at a time. Our investment sales organization can therefore underwrite and market investment real estate to the largest pool of qualified buyers. We coordinate proactive marketing campaigns across investor relationships and resources of the entire firm, far beyond the capabilities of an individual listing agent. These efforts produce wide exposure to investors whom we identify as high-probability bidders for each property. To grow with our clients, we established the IPA division to serve the needs of our private client investors that are now seeking higher valued properties as well as larger institutional investors. Our ability to bridge private capital with larger, institutional assets creates value for private and larger transaction clients while offering growth opportunities and strengthening the retention of our investment sales and financing professionals.
We have one of the largest teams of financing professionals in the investment brokerage industry through MMCC. MMCC provides financing expertise and access to debt and capital sources by identifying and securing competitive loan pricing and terms for our clients across a broad range of potential lenders and financing alternatives. We are a leading mortgage broker in the industry based on the number of financing transactions closed in 2019. Finally, our dedicated market research teams analyze the latest local and national economic and real estate trends and produce proprietary analyses for our clients enabling them to make informed investment and financing decisions. Integrating all these services into one national platform increases opportunities to maximize value for our clients across multiple property types, market segments and geographies.
Local Management with Significant Investment Brokerage Experience
Our local management team members, as executives of the Company, are dedicated to recruiting, training, developing and supporting our investment sales and financing professionals. The majority of our local management team are former senior investment sales professionals of our Company who now focus on management, do not compete with our sales force and have an average of 12 years of real estate investment brokerage experience with our Company. Our training, development and mentoring programs rely greatly on the regional managers’ personal involvement. Their past experience as senior investment sales professionals plays a key role in developing new and experienced investment sales and financing professionals. They help our junior professionals to establish technical and client service skills as well as set up, develop and grow relationships with clients. We believe this management structure has helped differentiate the firm from our competitors and ultimately achieves better results for our clients.

Growth Strategy
We have demonstrated the ability, over the long-term, to manage through the cyclical market and continue to be a leader in the
$1-10 million
private client market segment. The following graph shows the number of transactions and sales volume of investment sales, financing and other transactions from 2011 to 2020:

We have a long track record of growing our business model driven by opening new offices, recruiting, training and developing new investment sales and financing professionals as well as deploying our client-focused business model to increase coverage of specialty property types and the middle and larger transaction market segments. Our long-term growth plan has focused on investing in our current business model through organic and acquisitive growth by providing our unique business model to a wider client base. Since 2011, our revenue has more than doubled, and we have grown from slightly over 1,000 investment sales and financing professionals to over 2,000 investment sales and financing professionals in the United States and Canada. Our future growth will depend on continually expanding our national footprint and optimizing the size, product segmentation and specialization of our team of investment sales and financing professionals. The key strategies of our growth plan include:
Increase Market Share in the Private Client Market Segment
Our leading position in the private client market segment and inherent fragmentation continues to provide significant opportunity for us to expand and bring our client service offerings to a larger portion of this expansive market segment. We can continue to leverage our existing platform, relationships and brand recognition among private clients to grow through expanded marketing and coverage.
Focused Office Expansion
Since we currently have offices in most major-market and
mid-market
metropolitan cities, our growth is expected to come from focused office expansion of existing offices and new offices from acquisitions, targeted hiring and increased coverage of specialty property types. We have targeted markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape. Our optimal office plans are used to capitalize on these factors by tailoring sales force size, coverage and composition by office and business activity to direct efforts to offices with the most opportunity where we believe we can leverage our national footprint and proprietary real estate marketing technologies. These initiatives do not require significant increases in the number of offices or in the size of our offices, which allows us to leverage our current office locations without significant incremental investment.

Expand and Develop Our Team of Investment Sales Professionals
A key to growing our business is hiring, training and developing investment sales professionals. We are always focused on hiring experienced investment sales professionals through our recruiting department, specialty directors and regional managers in support of our optimal office plans.
Our new investment sales professionals are trained in all aspects of real estate fundamentals, client service and proprietary marketing technologies through formal training, apprenticeship programs and mentorship by our dedicated regional, district and division managers, as well as our senior investment sales and financing professionals. As these investment sales professionals mature, we continue to provide them with identified best practices and training in specialty property types. We believe this model creates a high level of teamwork, as well as operational and client service consistency. Please see “Human Capital Management” for more information.
Pursue Selective Acquisitions
Acquisitions have become a strategy to supplement the growth of our salesforce and services we provide to our clients. We continually explore acquisition opportunities to augment our brokerage and financing businesses. We primarily look for acquisitions of small-to-medium
size brokerage and financing businesses or teams of professionals with consistent revenue and earnings trends, which will expand our geographic and property type coverage. During the year ended December 31, 2020, we completed four acquisitions expanding our geographic footprint, property coverage and service offerings. None of the acquisitions were individually material to the financial statements.
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
Middle and Larger Transaction Market Segments Presence
Our extensive relationships with private client investors who typically invest in the
$1-$10 million
private client market segment have enabled us to capture a greater portion of commercial real estate transactions in excess of $10 million and bridge the private client market investor to the middle market and larger transaction market segments in recent years. As property values increase and investors grow and expand, they require larger properties. We are organized to provide our unique brokerage and financing services to investors in those market segments. Our ability to connect private client capital with middle and larger transaction market segment properties allows us to continue to serve our clients as they grow and plays a major role in differentiating our services. We have a group dedicated to serving major investors, branded as IPA, specifically to service larger investors. This strategy has had market acceptance and provides a vehicle for growth by delivering our unique service platform within the middle and larger transaction multifamily, retail and office property types. The growth of our investors and introduction of IPA has driven incremental growth for us. During 2020, we continued to take steps to achieving our growth plan by hiring multiple investment sales teams into our IPA division. The middle and larger transaction market segments experienced challenges during 2020 due to uncertain and changing economic and market conditions in connection with and in response to the
COVID-19
pandemic. The higher price points remain more volatile in contrast to private client market segment assets.
Expand Marcus & Millichap Capital Corporation Financing Business
Our growth plan for MMCC continues to focus on expanding our capital markets services in markets currently served by our investment sales brokerage offices. This includes increasing the capacity of the existing professionals in offices we currently serve and integrating financing professionals and related services in offices that do not have an MMCC presence. We will also continue to expand our service platform by increasing access to a broad array of new capital resources and pursuing selective acquisitions. In 2020, we expanded MMCC’s capital markets advisory services and added complementary services in loan sales, consultative/due diligence, and debt and equity advising through acquisitions, as well as expanded service offerings.
We have established alliances with national capital sources that provide access to an assortment of highly competitive products including Fannie Mae, Freddie Mac and HUD. These alliances serve to expand the distribution network for each of our capital partners, while affording our financing professionals and clients with more favorable pricing and terms. We will continue to seek out and hire experienced financing professionals and companies to further grow our MMCC business, support the growth of our service platform and establish relationships with various capital sources. Further, our internally developed training programs are directed at enhancing the skill sets for our professionals, promoting the MMCC value proposition and increasing our internal capture rate with our investment sales brokerage clients and increasing activity with non-brokerage
clients. As of December 31, 2020, we had 39 offices with financing professionals. We continue to capitalize on the synergies our financing professionals provide to our client-focused service platform with approximately 6.4% year-over-year growth in financing fees ($70.5 million in financing fees in 2020 from $66.3 million in 2019). We believe the strength of MMCC increased with the successful closings of our recent acquisitions in 2020, which expanded our presence in the financing market in the Northeast, Southwest and Southeast. MMCC remains a key component of our growth plan.
Seasonality
There is seasonality in our real estate brokerage commissions and financing fees, which has generally caused our revenues, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. This historical trend could be disrupted either positively or negatively by major economic events, political events, natural disasters or pandemics such as the
COVID-19
pandemic, which may impact, among other things, investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger property buyers. For a more detailed description of our seasonality, refer to Item 1A – “Risk Factors – External Business Risks –
Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult”
and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview –
Seasonality”
of this Annual Report on Form
10-K.
Competition
We compete in real estate brokerage and financing within the commercial real estate industry on a national, regional and local basis. Competition is based on a number of critical factors, including the quality and expertise of our investment sales and financing professionals, our execution skills, sales support, brand recognition and our business reputation. We primarily compete with other brokerage and financing firms that seek investment brokerage and financing business from real estate owners and investors. To a lesser extent, we compete with in-house
real estate departments, owners who may transact without using a brokerage firm, direct lenders, consulting firms and investment managers. Our relative competitive position also varies across geographies, property types and services. In investment sales, our competitors on a national level include CBRE Group Inc., Cushman & Wakefield plc, Colliers International Group, Inc., Jones Lang LaSalle Incorporated or JLL, Newmark Group Inc. and NAI Global. Our financing competitors include institutional firms such as CBRE Group Inc., JLL, Cushman & Wakefield plc, Walker & Dunlop, NorthMarq Capital and a large group of local and regional mortgage banking firms. These investment sales firms mainly focus on larger sales and institutional investors and are not heavily concentrated in our largest market segment, which is the
$1-$10 million
private client market segment. However, there is crossover and competition between us and these firms. As a result of the fragmentation in the market, there are also numerous local and regional competitors in our markets, as well as competitors specializing in certain property types. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive.
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
We have a proprietary internal marketing system, MNet, which allows our sales force to share listing information with investors across United States and Canada. MNet is an integrated tool that contains our entire property inventory, which allows our sales force to find listings with targeted criteria, such as searching by demographic data surrounding a target property, and to search for properties based on investors’ acquisition criteria. This system is an essential part of connecting buyers and sellers through our platform. Our policies require information sharing among our sales force, and the MNet system automates the process of matching each property we represent to the largest pool of qualified buyers tracked by our sales force. A part of MNet, called Buyer Needs, enables our sales force to register the investment needs of various buyers, which are then matched to our available inventory on a real-time basis.
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
In 2020, we relaunched the Marcus & Millichap external website, bringing vastly improved search capabilities and enhanced features for our investment sales professionals as well as our clients, via integrated deal room functionality. The website is designed not only to bring in new clients for our investment sales and financing professionals, but also to make our inventory of properties available for maximum exposure for our sellers, and to provide buyers an opportunity to engage with our investment sales and financing professionals. We actively qualify leads generated from the contact forms and pass those leads to our agents via our customer relationship management platform. Our websites in total average approximately 91,000 new visitors per month and 733,000 page views per month and also serves as a portal for delivery of online marketing materials and for deal collaboration.
Marketing and Branding
We were founded 50 years ago on the idea that when investment sales and financing professionals collaborate, we can optimize outcomes for our clients. Today, we are known for providing investment brokerage and financing services through our proprietary marketing system, for our policies and culture of information sharing and for our in-depth
investment brokerage training. All of this is executed under the supervision of a dedicated local, regional and national management team focused on client service and growing the firm.
In recent years we have also garnered recognition among institutions and larger private investors due to our integrated platform and ability to link private and institutional capital. We continue to strengthen and broaden our name recognition and credibility by executing a variety of marketing and branding strategies. Locally, our offices and investment sales and financing professionals engage in numerous events, direct mail campaigns and investor symposiums as well as participate in real estate conferences and organizations for various market segments and property types. Our regional managers and investment sales and financing professionals develop long-term client relationships and promote our brand through these activities.
Our research division produces nearly 1,300 publications and client presentations per year and is a leading source of information for the industry as well as the general business media. We provide research on 10 commercial property types covering: multifamily, retail, office, industrial, single-tenant net lease, seniors housing, self-storage, hospitality, medical office and manufactured housing, as well as capital markets/financing. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing and yield trends. It is designed to assist investors in their strategy formation and decisions relating to specific assets and to help our investment sales professionals develop and maintain relationships with clients.
Our transactional and market research expertise result in significant print, radio, television and online media coverage including major national real estate publications such as Real Estate Forum, Multi-Housing News, Commercial Property Executive, Connect Media, Wealth Management Real Estate (formerly NREI) as well as local market business journals and major national news outlets such as CNBC, The Wall Street Journal, Los Angeles Times, The New York Times, Fox Business, Bloomberg Businessweek, Forbes and numerous newspapers and trade publications in major metropolitan cities. Our CEO is frequently interviewed on national business channels, such as CNBC, Yahoo! Finance, Fox Business, and Bloomberg, to discuss the commercial real estate market. We frequently have featured speaking roles in key regional and national industry events, we are regularly quoted in regional and national publications and media, and we deliver content directly to the real estate investment community through print, electronic publications and video. Nationally, our specialty groups and capital markets executives actively participate in various trade organizations, many of which focus on specific property types and provide an effective vehicle for branding and client relationship development.
We believe all of these activities create significant exposure and name recognition for our firm, which helps to build and foster strong, long-term client relationships.
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
Government Regulation
We are subject to various real estate regulations, and we maintain real estate and other broker licenses in 46 states in the United States and four provinces in Canada. We are a licensed broker in each state in which we have an office, as well as those states where we frequently do business. We are also subject to numerous other federal, state and local laws and regulations that contain general standards for, and prohibitions on, the conduct of real estate brokers and sales associates, including agency duties, collection of commissions, telemarketing, advertising and consumer disclosures. One of our wholly owned subsidiaries, which we recently acquired, is subject to certain human resource, data security, information technology and other compliance requirements due to its loan sale and consulting contracts with certain U.S. government agencies.
Employees and Investment Sales and Financing Professionals
Most of our investment sales professionals are classified as independent contractors under state and IRS guidelines. As such, we generally do not pay for the professionals’ expenses or benefits or withhold payroll taxes; rather they are paid from the commissions earned by us upon the closing of a transaction, and these individuals do not earn a salary from which taxes are withheld. Our investment sales and financing professionals hold applicable real estate sales licenses for their function and execute a “Salespersons Agreement” setting out the relationship between the professional and us. Each professional is obligated to provide brokerage services exclusively to us, and is provided access to our information technology, research and other support and business forms. Each professional generally reports on their activities to either the local regional manager, or in some cases, to product specialty managers.
Human Capital Management
We consider our relationship with our employees and independent contractors to be good and we endeavor to create a workplace that is welcoming, diverse, inclusive, equitable, safe, engaged and respectful of all people. We take attracting talent, development and training and the retention of talent very seriously. Our local management team members, as executives of the Company, are dedicated to recruiting, training, developing and supporting our investment sales and financing professionals. The majority of our local management team are former senior investment sales professionals of our Company, who now focus on management, do not compete with our sales force and have an average of 12 years of real estate investment brokerage experience with our Company.
We attract talent by offering
in-depth
training to our employees and independent contractors, as well as competitive salaries and benefit programs for our employees and competitive commissions and business support for our independent contractors, and through our reputation as the top broker within the
$1-$10 million
private client market segment.
On the development and training front, our regional managers provide extensive training/development to our salesforce, including classroom training, coaching, mentoring, workshops and working with and supporting our professionals. We strive to do so through a series of trainings managed by our learning management system and other professional development opportunities. Our training, development and mentoring programs rely greatly on the regional managers’ personal involvement. Their past experience as senior investment sales professionals plays a key role in developing new and experienced investment sales and financing professionals. They help our junior professionals to establish technical and client service skills as well as set up, develop and grow relationships with clients. We believe this management structure has helped differentiate the firm from our competitors and ultimately achieves better results for our clients.
We address retention by offering a sales awards program to recognize, retain and motivate our top investment sales and financing professionals; through our affiliation with International Council of Shopping Centers, National Association for Industrial and Office Parks and National Multifamily Housing Council; providing business support from our various functional groups; providing the opportunity to earn additional commissions after meeting certain annual financial thresholds for more senior investment sales and financing professionals; and providing competitive base salaries and bonus opportunities for employees.
We also monitor and measure employee satisfaction and engagement through embedded management, human resource and legal departments. In addition, we offer employees several methods to advise the Company of any workplace or compliance issues, including a confidential reporting hotline monitored by the Company’s Compliance Officer.
We are committed to protecting the health and safety of our employees, investment sales and financing professionals, clients and their families, while at the same time focusing on our clients’ success. In connection with the
COVID-19
pandemic, we have implemented measures such as increased sanitizing, physical distancing and remote work arrangements, with the goal of protecting our employees, sales and financing professionals and clients. We continue to follow the local guidelines in cities where our offices are located and all but a few of our offices have re-opened.
Those that have not been able to
re-open
due to state and local restrictions are available to our employees and sales and financing professionals on an as-needed
basis.
Since the start of the pandemic, we have taken multiple measures to support our investment sales and financing professionals’ ability to generate and execute business remotely. Such measures include multiple technological solutions, intensified internal training and education, as well as a significant increase in client outreach and investor education webcasts.
As of December 31, 2020, we had 2,097 investment sales and financing professionals of which 2,009 are exclusive independent contractors and the remainder are our employees. We had 764 employees as of December 31, 2020, consisting of 88 employees who serve as financing professionals, 28 employees in communications and marketing, 12 employees in research and 636 employees in management, support and general and administrative functions. As we noted above in “Growth Strategy,” a key factor to growing our business is hiring, training and developing investment sales and financing professionals. During 2020, we reached an all-time
high in the number of investment sales professionals, ending the year with 2,006, an increase of 81 or 4.2% year-over-year growth. During 2020, we also had 91 financing professionals, a decrease of 5 or 5.2% year-over-year decline. The decline in financing professionals headcount is attributable to a reduction of unproductive financing professionals during the onset of the pandemic and a shift toward more experienced financing professionals due to the challenging market environment brought on by the
COVID-19
pandemic.
Available Information
Our website address is
www.MarcusMillichap.com
. Information on our website does not constitute part of this report and inclusions of our internet address in this Annual Report on Form
10-K
are inactive textual references only. We are required to file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act, with the SEC. We make available free of charge through a link provided on our website, our annual reports on Form
10-K,
quarterly reports on Form
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
Overview
We are impacted by and manage many risk factors detailed below affecting our business including External Business Risks, Human Resource and Personnel Risks, Internal Business Risks, Technology and Cybersecurity Risks, Investment Risks, Risks Related to Our Founder and General Risks as well as the risks discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.” Many of these factors described below in External Business Risks are outside of our control. In addition, we are a personnel and relationship intensive business rather than a capital-intensive business. While all the risk factors discussed below have the potential to negatively impact our business, the most significant risks facing us are the risks associated with general economic conditions and commercial real estate market conditions and our ability to attract and retain qualified and experienced managers and investment sales and financing professionals.
External Business Risks
The
COVID-19
pandemic has adversely affected and could continue to adversely affect how we operate our business, and the duration and extent to which it will impact our future results of operations and overall financial performance is unknown.
The
COVID-19
pandemic has been and continues to be a prolonged widespread global health crisis that has adversely affected and could continue to adversely affect the broader economies, the capital markets, how we operate our business and the overall demand for our services.
Government imposed restrictions, including the state, county and local level quarantines, restrictions on travel,
“shelter-in-place”
orders and restrictions on certain types of businesses that may not allow them to operate normally, intended to slow the community spread of
COVID-19
have, and will likely continue to affect our clients or potential clients’ ability or willingness to purchase properties with limited or no ability to view properties; delay the closing of real estate sales and financing transactions; increase the borrowing cost and reduce the availability of debt financing; impact our ability to provide or deliver services to our clients or potential clients; and/or temporarily delay our expansion efforts. In addition, the current
COVID-19
pandemic,

new variants of the virus, the reoccurrence of the
COVID-19
pandemic or a future pandemic, and the resumption of or any new state or local shelter-in-place
orders, could materially affect our future sales, operating results, liquidity and overall financial performance due to, among other factors:

•	Any impairment in value of our investments in marketable debt securities, available-for-sale and tangible or intangible assets, which could be recorded as a result of weaker economic conditions.

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

•
If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all due to various risks and uncertainties. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed.

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
Please see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the potential impact of the
COVID-19
pandemic and associated economic disruptions.
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
We compete in investment sales and financing within the commercial real estate industry. Our investment sales focus is on the private client market segment, which is highly fragmented. The fragmentation of our market makes it challenging to effectively gain market share. While we may have a competitive advantage over other national firms in the private client market segment, we also face competition from local and regional service providers who have existing relationships with potential clients. Furthermore, transactions in the private client market segment are smaller than many other commercial real estate transactions. Although the brokerage commissions in this segment are generally a higher percentage of the sales price, the smaller size of the transactions requires us to close many more transactions to sustain revenues. If the commission structure or the velocity of transactions were to change, we could be disproportionately affected by changes compared to other companies that focus on larger transactions, institutional clients and other segments of the commercial real estate market.
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
Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market
regions throughout the United States and Canada. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We realize more of our revenues in California than any other state. In 2020, we earned approximately 31% of our revenues from offices in California. In particular, as a result of this concentration, we are subject to risks related to the California economy and real estate markets more than in other geographic markets. In addition to economic conditions, this geographic concentration means that California-specific legislation,
COVID-19
related restrictions, taxes and regional disasters, such as earthquakes and wildfires as well as the impact of climate change, could disproportionately affect us. A downturn in investment real estate demand or economic conditions in California and other regions could result in a further decline in our total gross commission income which could have an adverse effect on our business, financial condition and results of operations.
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
Changes in tax laws can impact investors’ perceived value of real estate, timing of transactions and perception of real estate as favorable investment. As a result, such changes may increase or decrease investors’ desire to engage in real estate transactions, which could have an unfavorable impact on our business, financial condition, results of operations, and the value of our stock. Changes in tax laws in the various jurisdictions in which we operate may also impact the taxes we are required to pay, our ability to transact business in such jurisdictions, and may make operating in these jurisdictions unprofitable and unfavorably impact our results of operations and ability to execute our growth plans.
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
From time to time, we pursue strategic acquisitions to add and enhance our real estate brokerage and financing service offerings. The companies we have acquired have generally been regional or specialty firms that expand our network of investing and financing professionals and/or provide further diversification to our brokerage and financing services. Our acquisition structures may include deferred and/or contingent consideration payments in future periods that are subject to the passage of time or achievement of certain financial performance metrics and other conditions. Acquisitions also frequently involve significant costs related to integrating culture, information technology, accounting, reporting and management services and rationalizing personnel levels. If we are unable to fully integrate the culture, accounting, reporting and other systems of the businesses we acquire, we may not be able to effectively manage them, and our financial results may be materially adversely affected.
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
Technology and Cybersecurity Risks
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
Investment Risks
Our investments in marketable debt securities are subject to certain risks which could affect our overall financial condition, results of operations or cash flows.
We invest a portion of our available cash and cash equivalent balances in money market funds, some of which have floating net asset values or by purchasing marketable debt securities with maturities in excess of three months in a managed portfolio in a variety of fixed or variable rate debt securities, including U.S. government and federal agency securities and corporate debt securities. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. Should any of our investments or marketable debt securities lose value or have their liquidity impaired, it could affect our overall financial condition. Additionally, should we choose or are required to sell these securities in the future at a loss, our consolidated operating results or cash flows may be affected.
We may be deemed to be an investment company due to our investments in marketable debt securities, available-for-sale
and, if such a determination were made, we would become subject to significant regulation that would adversely affect our business.
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

Risks Related to Our Founder
Our Chair and founder owns a significant portion of our common stock, which may prevent other stockholders from influencing significant decisions, and the sale of such stock may depress the price of our common stock and impair our ability to raise capital.
George M. Marcus, our Chair and founder beneficially owns approximately 15.7 million shares, or approximately 40% of our outstanding common stock as of December 31, 2020. Because of Mr. Marcus’s substantial ownership of our outstanding common stock, he may be able to significantly influence the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock. Mr. Marcus’ shares may also be sold in a public or private sale which could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities.
Our Chair may have actual or potential conflicts of interest because of his position with MMC.
George M. Marcus serves as the Chair of our board of directors and is Chair of the board of directors of MMC. In addition, Mr. Marcus beneficially owns substantially all of the outstanding stock of MMC. His position at MMC and the ownership of any MMC equity or equity awards creates or may create the appearance of conflicts of interest if and when he is faced with decisions that could have different implications for MMC and for us.
General Risks
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
We prepare our consolidated financial statements in conformity with U.S. GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. The FASB periodically issues new accounting standards on a variety of topics. For information regarding new accounting standards, please refer to Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our Notes to Consolidated Financial Statements. These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results.

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
Volatility in the market price of our common stock may prevent shareholders from being able to sell shares of our common stock at or above the price shareholders paid for them. The market price for our common stock could fluctuate significantly for various reasons, including quarterly and annual variations in our results and those of our competitors; changes to the competitive landscape; estimates and projections by the investment community; the arrival or departure of key personnel, especially the retirement or departure of key senior investment sales and financing professionals and management; the introduction of new services by us or our competitors; acquisitions, strategic alliances or joint ventures involving us or our competitors; and general global and domestic economic, credit and liquidity issues, market or political conditions. For example, during the two-year
period ended December 31, 2020, the price of our shares has ranged from a high of $43.50 per share to a low of $21.90 per share.
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
The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. These research reports about our business may contain information about us, including, but not limited to estimates of our future results of operations and stock price. We do not control these analysts, nor can we assure that any analysts will continue to follow us, issue research reports or publish information that accurately predicts our actual results or stock price. Furthermore, if we do not meet the expectations of industry or financial analysts or one or more of the analysts who do cover us downgrades our Company or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our Company, we could lose visibility in the market, which in turn could cause the price of our common stock to decline.

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
We lease all of our brokerage offices (typically less than 12,000 square feet) and other support facilities in United States and Canada. We believe that our current facilities are adequate to meet our needs through the end of 2021; however, as we continue to expand in various midmarket locations and grow our market share in existing metropolitan areas, we may need to lease additional space.
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
As of February 16, 2021, there were 13 stockholders of record, and the closing price of our common stock was $38.44 per share as reported on the NYSE.
Stock Performance Graph
The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marcus & Millichap, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period.
The graph assumes that $100 was invested at the market close on December 31, 2015 in the common stock of Marcus & Millichap Inc., the S&P 500 Index and the peer group, and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE Group, Inc., Colliers International Group, Inc., Cushman & Wakefield plc (from August 2018 when it began trading), JLL and Newmark Group, Inc. (from December 2017 when it began trading) (collectively “Peer Group”). In 2020, we elected to remove HFF, Inc. from our Peer Group since they were acquired by JLL and added Colliers International Group, Inc., Cushman & Wakefield plc and Newmark Group, Inc. We selected our Peer Group based on companies that represent our primary competitors with certain business lines reasonably comparable to ours and based on how long they have been publicly-traded.

	Base Period 12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Marcus & Millichap, Inc.	100.00	91.70	111.91	117.81	127.83	127.76
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Peer Group (2020)	100.00	80.38	111.50	96.61	142.94	132.71
Peer Group (2019)	100.00	81.78	116.85	103.60	153.60	149.07
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.
Item 6. Selected Financial Data
The following selected consolidated financial and other data should be read in conjunction with Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included in Part II, Item 8 – “Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
The following table presents the consolidated statement of income data for the years ended December 31, 2020, 2019 and 2018, and the consolidated balance sheet data at December 31, 2020 and 2019. Such financial data are derived from our audited consolidated financial statements included elsewhere in this Annual Report on
Form 10-K.
The table also presents the consolidated statement of income data for the years ended December 31, 2017 and 2016 and the consolidated balance sheet data at December 31, 2018, 2017 and 2016, which are derived from our audited consolidated financial statements that are not included in this Annual Report on
Form 10-K.
Our historical results are not necessarily indicative of our results in any future period.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands except per share, investment sales and financing professional and sales volume amounts)
Statement of Income Data:
Total revenues	$716,906	$806,428	$814,816	$719,700	$717,450
Cost of services	447,879	498,878	502,883	446,557	444,768
Operating income	53,614	96,423	112,287	96,132	106,501
Provision for income taxes (1)	16,526	30,582	29,963	47,702	42,445

Net income	$42,838	$76,930	$87,257	$51,524	$64,657

Earnings per share:
Basic	$1.08	$1.95	$2.23	$1.32	$1.66
Diluted	$1.08	$1.95	$2.22	$1.32	$1.66
Weighted average common shares outstanding:
Basic	39,642	39,404	39,149	38,988	38,899
Diluted	39,735	39,548	39,383	39,100	39,035
Balance Sheet Data:
Cash and cash equivalents	$243,152	$232,670	$214,683	$220,786	$187,371
Marketable debt securities, available-for-sale (2)	$206,031	$211,561	$220,645	$125,659	$104,929
Total assets	$779,122	$709,034	$566,380	$459,664	$394,016
Long-term liabilities	$111,969	$112,322	$63,950	$61,517	$56,986
Total liabilities	$232,286	$214,127	$156,806	$144,776	$135,162
Total stockholders’ equity	$546,836	$494,907	$409,574	$314,888	$258,854
Other Data:
Adjusted EBITDA (3)	$75,699	$115,551	$129,457	$111,716	$118,296
Investment sales and financing professionals	2,097	2,021	1,977	1,819	1,737
Sales volume (dollars in millions)	$43,407	$49,706	$46,355	$42,191	$42,312

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

(2)	Includes both short-term and long-term marketable debt securities, available-for-sale.
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
Financial Measure.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors”

and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview –
Factors Affecting Our Business
” of this Annual Report on
Form 10-K.
Overview
Our Business
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of December 31, 2020, we had 2,097 investment sales and financing professionals that are primarily exclusive independent contractors operating in 84 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the year ended December 31, 2020, we closed 8,954 investment sales, financing and other transactions with total sales volume of approximately $43.4 billion. During the year ended December 31, 2019, we closed 9,726 sales, financing and other transactions with total sales volume of approximately $49.7 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing of commercial properties and by providing consulting, advisory and other real estate services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the year ended December 31, 2020, approximately 88% of our revenues were generated from real estate brokerage commissions, 10% from financing fees and 2% from other real estate related services.
Acquisitions
We continue to increase our market presence through the execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive opportunities where we believe the markets will benefit from our commercial real estate investment sales, financing, research and advisory services. During the year ended December 31, 2020, we completed four acquisitions that expanded our financing and real estate brokerage markets presence in the Northeast, Southwest and Southeast. None of the acquisitions were individually material to the financial statements.
COVID-19
Since March 2020, the
COVID-19
pandemic has been and continues to be a prolonged widespread global health crisis that has affected and will continue to affect how we operate our business. The duration and extent to which it will continue to impact our business is unknown. Many states, counties and cities where we conduct our business activities, have instituted quarantines, restrictions on travel, “shelter in place” rules, and restrictions on the types of business that may continue to operate, which has and may continue to limit the activity of our sales and financing professionals in engaging with our clients. These factors are also impacting the financial performance of real estate to varying degrees by property type, which in turn has and continues to create challenges in valuations and trading volumes. First and foremost, we have been and remain committed to protecting the health and safety of our employees, investment sales and financing professionals, clients and their families, while at the same time focusing on our clients’ success. We have implemented measures such as increased sanitizing, physical distancing and remote work arrangements, with the goal of protecting our employees, sales and financing professionals and clients. We continue to follow the local guidelines in cities where our offices are located, and all but a few of our offices have re-opened,
and those that have not been able to
re-open
due to state and local restrictions are available to our employees and sales and financing professionals on an as-needed
basis.
We are closely monitoring the impact of
COVID-19
pandemic on all aspects of our business and in the regions we operate. Since the start of the pandemic, we have taken multiple measures to support our investment sales and financing professionals’ ability to generate and execute business remotely. Such measures include multiple technological solutions, intensified internal training and education, as well as a significant increase in client outreach and investor education webcasts. Our business was impacted during most of 2020, with the total number of transactions and total revenues declining 7.9% and 11.1% in the year ended December 31, 2020, respectively, compared to the same period in 2019. The pandemic caused a major market disruption starting in the second quarter of 2020 as we saw a significant slowing of our real estate brokerage and financing transaction activity, difficulty in pricing assets and, in certain cases, restrictions on the ability of borrowers to access the capital markets and other sources of financing. During the second half of 2020, we started to see recovery in transaction activity, in part, attributable to historically low interest rates, improved investor confidence due to the progress of vaccines and resurrected deals and cancelled listings continuing to come back. While our financial results continue to be well-below prior levels, returning to prior year levels remains a major priority for us. We are extending the uses of technology and resource sharing measures adopted over the past nine months as ways to achieve more efficiency on a long-term basis.
The long-term impact of the disruption in financial markets, consumer spending, unemployment as well as other unanticipated consequences remain unknown. Although the negative impact to our business has moderated, we anticipate that total revenues will be negatively impacted for at least the first half of 2021 and until more stable business conditions begin to resume in 2021. Due to a high degree of uncertainty and fluidity of this situation, we are unable to predict the extent of the negative impact on our financial condition, results of operations and cash flows. These uncertainties include the scope, severity and duration of the pandemic; variants in the virus and the effects thereof; expectation gaps among buyers and sellers on pricing and property operation, vulnerability to further economic weakness and/or slow recovery; a more difficult market environment for new investment sales and financing professionals who are experiencing extended ramp-up
time to reach production goals; the actions taken by state and local governments to contain the pandemic or mitigate its impact, including vaccination programs; the direct and indirect economic effects of the pandemic and containment measures and actions taken; and the impact of these and other factors on our employees, independent contractors, clients and potential clients.
We continue to monitor the expected trends and related demand for our services and will continue to adjust our operations accordingly. In response to this ongoing period of business disruption, we assessed our cost structure and instituted various expense reduction initiatives, including, but not limited to, compensation reductions, reductions in events and travel, suspension of company matching contributions in our 401(k) plan and layoffs to preserve our balance sheet and financial position. We have recalled some of our furloughed employees and have restored compensation levels for all employees, who received a compensation reduction other than our Chief Executive Officer, who requested that his reduction be extended. Our priority is to support our team’s efforts to increase client contact, provide expanded content and advisory services to investors and clients, and preserve our financial position through expense reductions. Given our significant liquidity, we expect our company to be well positioned to benefit from and contribute to the real estate transaction recovery when it emerges, including making accretive and synergistic acquisitions, which will help expand service offerings and market coverage.
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
The U.S. economy continues to face significant
COVID-19
headwinds, and though government stimulus has partially offset the economic impact, we believe a full revival is dependent on broadly distributed vaccines. In recent months, the economy was slowed by the combination of a
COVID-19
winter surge and the waning support of the CARES Act stimulus. Job creation slipped into negative territory and retail sales gave back some of its earlier gains, but the late December passage of a $900 billion second stimulus package should deliver modest renewed economic traction. Another major round of stimulus measures, still in congressional negotiation, could potentially help bridge the macro-level economy until widespread vaccinations begin to revive hard-hit
metros and business sectors. We believe that vaccinations covering the majority of citizens could spark accelerated economic growth as uncertainty and fear abate and pent-up
demand is released. We believe this could
in-turn
begin to support space demand for all commercial real estate property types, particularly, hard-hit
metros and sectors like hotels, shopping malls and vacation destinations. A revival of investor activity appears to be emerging ahead of the broader recovery, but it could still face setbacks if events lead to renewed investor uncertainty.
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
Apartment and single-tenant property types, which are a significant part of our business, have performed comparatively well as demand has been more stable than other property types. The hotel sector and parts of the retail sector continue to face headwinds, although we believe segments of each of the sectors appear to have built some momentum. While large destination tourist hotels and those catering to conferences continue to face the severe impact of the pandemic, it appears smaller drivable vacation hotels have performed comparatively well. In the retail sector, older enclosed shopping malls, experiential retail, gyms, movie theaters and sit-down
dining restaurants have faced extensive difficulties while restaurants with drive-thru facilities, necessity and discount retailers as well as pharmacies have in many cases maintained healthy performance. We believe suburban office and apartment properties have generally outperformed their urban counterparts as home offices and the need for more space outweighed the many closed amenities offered in the urban core. Elevated new apartment deliveries, particularly in the urban core, is expected to weigh on Class A apartment performance. Industrial property fundamentals, meanwhile, have generally remained stable, bolstered by strong eCommerce as a primary consumption channel. Rent collections for apartment, office and industrial properties remain above 90 percent, and the new round of stimulus measures, which includes expanded unemployment benefits, $25 billion for rental assistance and a renewed Paycheck Protection Program should help support tenants. Asset performance could continue to vary significantly by locality as cities across the country face wide-ranging economic and health-related fallout.
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
Lenders remain active and debt is available for most property types. Led by local and regional banks, financing availability and terms have been sustained for most property types while interest rates remain near record lows. Hotels and some retail centers, which are the property types grappling with the greatest levels of distress, still face limited access to debt capital. Other property types, particularly those that have maintained strong rent collections, have financing options. Speculative investment, including construction and value-add
assets, face closer lender scrutiny, but private capital sources continue to offer a bridge for well-qualified borrowers. The increased debt liquidity and particularly low interest rates supported rising investor activity in the fourth quarter, but sales remained well below pre-crisis
levels. Although the Federal Reserve’s commitment to low interest rates could support the low interest rate climate for an extended period, the prospect of accelerated economic growth in the second half of the year could put some upward pressure on rates. We believe market liquidity should remain strong, barring a significant medical or financial market setback.
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
Investor activity continued to accelerate in the fourth quarter as it appears investors began to focus more on upside opportunities and less on downside risk. Based on informal surveys, many were motivated to transact ahead of the administration change and speculation about possible tax law changes. Questions remain for substantially all facets of the near-term real estate sector outlook, but many investors are focusing more on the post-vaccine recovery. The most stable assets in stronger markets have demonstrated fully recovered pricing, while assets with considerable uncertainty continue to navigate the price discovery process. However, we believe low interest rates and generally broad capital availability have been positive forces supporting activity. We believe the many investors still on the sidelines have ample capital on-hand
to spur transaction activity once uncertainties abate, particularly after vaccinations reach a critical mass. Looking forward, tax policy could become a larger concern for investors, with potential proposals for changes to capital gains, estate taxes and 1031 tax deferred exchanges. Any changes to the tax code could influence activity either to the upside or downside. Nonetheless, we believe a medical solution to the health crisis and the eventual release of pent-up
demand among consumers and real estate investors remain significant factors in determining investor decisions.
Seasonality
Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter
basis. Historically, this seasonality has generally caused our revenue, operating income, net income and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted both positively and negatively by major economic events, political events, natural disasters or pandemics such as the
COVID-19
pandemic, which may impact, among other things, investor sentiment for a particular property type or location,

volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger property buyers, among others. Private client investors may accelerate or delay transactions due to personal or business-related reasons unrelated to economic events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually, pursuant to which higher commissions are paid for higher sales volumes. Our historical pattern of seasonality may or may not continue to the same degree experienced in prior years.
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

To a lesser extent, we also earn mortgage servicing revenue, mortgage servicing fees, equity advisory services, loan sales and ancillary fees associated with financing activities. We recognize mortgage servicing revenues upon the acquisition of a servicing obligation. We generate mortgage servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related mortgage servicing functions, activities and services.
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
Cost of Services
The majority of our cost of services expense is variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, because there are some who are initially paid a salary and certain of our financing professionals are employees, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual financial thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of one to three years, at our election, and paid at the beginning of the second and fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers where we are the principal service provider. Cost of services, therefore, can vary based on the commission structure of the independent contractors that closed transactions in any particular period.
Selling, General and Administrative Expenses
The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources, transaction costs related to acquisitions, changes in fair value for contingent and deferred consideration and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to non-employee
directors, employees and independent contractors (i.e. investment sales and financing professionals) under the Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”) and the 2013 Employee Stock Purchase Plan (“ESPP”).
Depreciation and Amortization Expense
Depreciation expense consists of depreciation recorded on our computer software and hardware and furniture, fixture and equipment. Depreciation is provided over estimated useful lives ranging from three to seven years for assets. Amortization expense consists of (i) amortization recorded on our mortgage servicing rights (“MSRs”) using the interest method over the period that servicing income is expected to be received and (ii) amortization recorded on intangible assets amortized on a straight-line basis using a useful life between one and seven years.

Other Income (Expense), Net
Other income (expense), net primarily consists of interest income, net gains or losses on our deferred compensation plan assets, realized gains and losses on our marketable debt securities, available-for-sale,
foreign currency gains and losses and other
non-operating
income and expenses.
Interest Expense
Interest expense primarily consists of interest expense associated with the stock appreciation rights (“SARs”) liability, notes payable to former stockholders (through the second quarter of 2020 when fully repaid) and our credit agreement.
Provision for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions and the impact of permanent items, including principally compensation charges, qualified transportation fringe benefits, uncertain tax positions, meals and entertainment and tax-exempt
deferred compensation plan assets. Our provision for income taxes includes the windfall tax benefits and shortfall expenses, net, from shares issued in connection with our 2013 Plan and ESPP.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.
Results of Operations
Following is a discussion of our results of operations for the years ended December 31, 2020, 2019 and 2018. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.

Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the years ended December 31, 2020, 2019 and 2018, we closed more than 8,900, 9,700 and 9,400 investment sales, financing and other transactions, respectively, with total sales volume of approximately $43.4 billion, $49.7 billion and $46.4 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Years Ended December 31,
	2020	2019	2018
Real Estate Brokerage:
Average Number of Investment Sales Professionals	1,920	1,843	1,726
Average Number of Transactions per Investment Sales Professional	3.28	3.82	4.10
Average Commission per Transaction	$100,694	$103,572	$105,574
Average Commission Rate	1.98%	1.98%	2.07%
Average Transaction Size (in thousands)	$5,097	$5,234	$5,095
Total Number of Transactions	6,288	7,042	7,079
Total Sales Volume (in millions)	$32,052	$36,858	$36,070

	Years Ended December 31,
	2020	2019	2018
Financing (1) :
Average Number of Financing Professionals	86	102	100
Average Number of Transactions per Financing Professional	22.59	19.06	16.78
Average Fee per Transaction	$33,747	$32,680	$33,176
Average Fee Rate	0.85%	0.88%	0.89%
Average Transaction Size (in thousands)	$3,948	$3,693	$3,716
Total Number of Transactions	1,943	1,944	1,678
Total Financing Volume (in millions)	$7,672	$7,180	$6,236

(1)	Operating metrics calculated excluding certain financing fees not directly associated to transactions.

Comparison of Years Ended December 31, 2020 and 2019
Below are key operating results for the year ended December 31, 2020 compared to the results for the year ended December 31, 2019 (dollars in thousands):

	Year Ended December 31, 2020	Percentage of Revenue	Year Ended December 31, 2019	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$633,164	88.3%	$729,356	90.4%	$(96,192)	(13.2)%
Financing fees	70,538	9.8	66,293	8.2	4,245	6.4%
Other revenues	13,204	1.9	10,779	1.4	2,425	22.5%

Total revenues	716,906	100.0	806,428	100.0	(89,522)	(11.1)%

Operating expenses:
Cost of services	447,879	62.5	498,878	61.9	(50,999)	(10.2)%
Selling, general and administrative	204,514	28.5	203,110	25.1	1,404	0.7%
Depreciation and amortization	10,899	1.5	8,017	1.0	2,882	35.9%

Total operating expenses	663,292	92.5	710,005	88.0	(46,713)	(6.6)%

Operating income	53,614	7.5	96,423	12.0	(42,809)	(44.4)%
Other income (expense), net	6,650	0.9	12,477	1.5	(5,827)	(46.7)%
Interest expense	(900)	(0.1)	(1,388)	(0.2)	488	(35.2)%

Income before provision for income taxes	59,364	8.3	107,512	13.3	(48,148)	(44.8)%
Provision for income taxes	16,526	2.3	30,582	3.8	(14,056)	(46.0)%

Net income	$42,838	6.0%	$76,930	9.5%	$(34,092)	(44.3)%

Adjusted EBITDA (1)	$75,699	10.6%	$115,551	14.3%	$(39,852)	(34.5)%

(1)
Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $716.9 million in 2020 compared to $806.4 million in 2019, a decrease of $89.5 million, or 11.1%. Total revenues decreased as a result of decreased real estate brokerage commissions, partially offset by increases in financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions decreased to $633.2 million in 2020 from $729.4 million in 2019, a decrease of $96.2 million, or 13.2%. The decrease was driven by a 13.0% reduction in sales volume. Sales volume was impacted by a 10.7% decrease in the number of transactions and a 2.6% decrease in the average transaction size, primarily as a result of the economic uncertainty and other transactional impediments related to the
COVID-19
pandemic. The average commission rates remained comparable.

Financing fees.
Revenues from financing fees increased to $70.5 million in 2020 from $66.3 million in 2019, an increase of $4.2 million, or 6.4%. The increase was, in part, spurred by growth from acquisitions and was primarily driven by a 6.9% increase in financing volume, partially offset by a 3 basis points reduction in average fee rates. Financing volume was impacted by a 6.9% increase in the average transaction size as the number of transactions remained relatively comparable.
Other revenues.
Other revenues increased to $13.2 million in 2020 from $10.8 million in 2019, an increase of $2.4 million, or 22.5%. The increase was primarily driven by increases in consulting and advisory services during 2020, compared to the same period in 2019.
Operating expenses
Our total operating expenses were $663.3 million in 2020 compared to $710.0 million in 2019, a decrease of $46.7 million, or 6.6%. The decrease was primarily due to a decrease in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, partially offset by increases in selling, general and administrative costs and depreciation and amortization expense, as described below.
Cost of services.
 Cost of services in 2020 decreased to $447.9 million from $498.9 million in 2019, a decrease of $51.0 million, or 10.2%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues due to the
COVID-19
pandemic noted above. Cost of services as a percent of total revenues increased to 62.5% for 2020 compared to 61.9% for 2019, primarily due to a higher proportion of transactions closed by our more senior investment sales and financing professionals.
Selling, general and administrative expense.
Selling, general and administrative expense in 2020 increased $1.4 million, or 0.7%, to $204.5 million from $203.1 million in 2019. The increase was primarily due to increases in (i) business development, marketing and other support related to the long-term retention of our sales and financing professionals, as well as recent additions of experienced professionals; (ii) facilities expenses due to the expansion of existing offices and our acquisition activities; (iii) acquisition-related costs; (iv) stock-based compensation; and (v) certain software licensing fees. These increases were partially offset by reductions in (i) compensation related costs, primarily driven by decreases in variable employee incentive compensation and salaries and related benefits due to
COVID-19;
(ii) sales events, travel and other related expenses due to
COVID-19;
and (iii) legal costs.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $10.9 million in 2020 from $8.0 million in 2019, an increase of $2.9 million, or 35.9%. The increase was primarily driven by the increase in amortization of intangible assets resulting from the increase in intangible assets due to acquisitions.
Other income (expense), net
Other income (expense), net decreased to $6.7 million in 2020 from $12.5 million in 2019. The decrease was primarily driven by (i) a $5.1 million reduction in interest income on our investments in marketable debt securities, available-for-sale
due to overall decrease in interest rates and (ii) a $0.8 million reduction in net other categories, including a decrease in the returns on the assets of our deferred compensation plan that are held in a rabbi trust and foreign currency gain (losses) related to our Canadian operations.
Interest expense
Interest expense decreased to $0.9 million in 2020 from $1.4 million in 2019. The decrease was primarily due to a reduction in interest expense related to stock appreciations rights liability and notes payable to former stockholders, which were fully repaid during 2020.

Provision for income taxes
The provision for income taxes was $16.5 million for 2020 compared to $30.6 million in 2019, a decrease of $14.1 million, or 46.0%. The effective tax rate for 2020 was 27.8%, compared with 28.4% in 2019. The decrease in the effective tax rate was primarily due to the decrease in state taxes, the partial reversal of a reserve of uncertain tax positions and a relative change in valuation allowance related to our Canadian losses, partially offset by a net shortfall tax expense in 2020 versus a net windfall tax benefit in 2019 related to stock-based compensation.
Comparison of Years Ended December 31, 2019 and 2018
A discussion regarding our results of operations for the year ended December 31, 2019 compared to the results for the year ended December 31, 2018 can be found under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020, which is available on the SEC’s website at
www.sec.gov.
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

	Years Ended December 31,
	2020	2019	2018	2017	2016
Net income	$42,838	$76,930	$87,257	$51,524	$64,657
Adjustments:
Interest income and other (1)	(5,048)	(10,322)	(7,052)	(3,514)	(1,761)
Interest expense	900	1,388	1,400	1,496	1,533
Provision for income taxes (2)	16,526	30,582	29,963	47,702	42,445
Depreciation and amortization	10,899	8,017	6,297	5,363	4,387
Stock-based compensation	9,905	9,278	11,983	9,145	7,035
Non-cash MSR activity (3)	(321)	(322)	(391)	—	—

Adjusted EBITDA (4)	$75,699	$115,551	$129,457	$111,716	$118,296

(1)	Other includes net realized gains (losses) on marketable debt securities available-for-sale.

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
(4)
The decrease in Adjusted EBITDA for the year ended December 31, 2020 compared to the same period in 2019 is primarily due to a decrease in total revenues and a higher proportion of operating expenses compared to total revenues.

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
Cash Flows
Our total cash and cash equivalents balance increased by $10.5 million to $243.2 million at December 31, 2020, compared to $232.7 million at December 31, 2019. The following table sets forth our summary cash flows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$38,088	$25,287	$117,314
Net cash used in investing activities	(17,228)	(3,422)	(117,980)
Net cash used in financing activities	(10,330)	(3,878)	(5,437)
Effect of currency exchange rate changes on cash and cash equivalents	(48)	—	—

Net increase (decrease) in cash and cash equivalents	10,482	17,987	(6,103)
Cash and cash equivalents at beginning of year	232,670	214,683	220,786

Cash and cash equivalents at end of year	$243,152	$232,670	$214,683

Operating Activities
2020 Compared to 2019
. Cash flows provided by operating activities were $38.1 million in 2020 compared to cash flows provided by operating activities of $25.3 million in 2019. Net cash provided by operating activities is driven by our net income adjusted for non-cash
items and changes in operating assets and liabilities. The $12.8 million improvement in operating cash flows for 2020 compared to 2019 was primarily due to differences in timing of certain payments and receipts, an increase in deferral of certain discretionary commissions and commission payable, and a decrease in bonus payments in 2020 related to bonuses earned based on 2019 performance. These improvements in operating cash flows were partially offset by lower total revenues and a higher proportion of operating expenses compared to total revenues and an increase in advances related to the acquisitions of teams and long-term retention of our investment sales and financing professionals.
Investing Activities
2020 Compared to 2019
. Cash flows used in investing activities were $17.2 million for 2020 compared to cash flows used in investing activities of $3.4 million for the same period in 2019. The $13.8 million increase in cash flows used in investing activities for 2020 compared to 2019 was primarily due to a $10.2 million increase in net outflows for acquisitions and a $5.5 million reduction in net proceeds from sales and maturities of marketable debt securities. See Note 6 – “Acquisitions, Goodwill and Other Intangible Assets” of our Notes to Consolidated Financial Statements for additional information.
Financing Activities
2020 Compared to 2019
. Cash flows used in financing activities were $10.3 million for 2020 compared to cash flows used in financing activities of $3.9 million for the same period in 2019. The $6.5 million increase in cash flows used in financing activities for 2020 compared to 2019 was primarily impacted by principal payments on notes payable to former stockholders, payments related to SARs liability and payments related to contingent and deferred consideration, partially offset by lower taxes paid related to net share settlement of stock-based awards. See Note 12 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements for additional information.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale
and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next 12 months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. In addition, our SARs agreements have provisions, which could accelerate repayment of outstanding principal and accrued interest and impact our liquidity. As of December 31, 2020, cash on hand and core-cash investments (generally part of short-term marketable debt securities, available-for-sale)
aggregated $401.6 million, and we had $59.5 million of borrowing capacity under our credit agreement. In response to this period of business disruption, we assessed our cost structure and have instituted various expense reduction initiatives as discussed in “Overview –
COVID-19”
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

Contractual Obligations and Commitments
The contractual obligations and other commitments consisted of the following at December 31, 2020 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other (7)
Operating lease liabilities, including imputed interest (1)	$84,523	$22,970	$31,413	$20,938	$9,202	$—
SARs liability (principal and interest) (2)	22,356	2,162	4,515	4,896	10,783	—
Deferred commissions payable (3)	34,592	19,286	15,306	—	—	—
Deferred compensation liability (4)	8,287	1,519	1,026	127	—	5,615
Contingent consideration (5)	5,572	1,353	2,277	1,573	369	—
Deferred consideration (5)	15,248	6,666	6,998	1,584	—	—
Other (6)	21,230	12,511	2,331	880	440	5,068

	$191,808	$66,467	$63,866	$29,998	$20,794	$10,683

(1)	See Note 4 – “Operating Leases” of our Notes to the Consolidated Financial Statements.
(2)
Forecasted principal payments are based on each participant’s estimated retirement age and contractual interest rate of 2.930% on January 1, 2021 and reflect required payments that result from the retirement of certain executives. See Note 7 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.

(3)	Includes short-term and long-term deferred commissions payable. See Note 7 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(4)
Represents current estimated payouts for participants currently receiving payments based on their elections at the time of deferral. We hold assets held in rabbi trust of $10.3 million to settle outstanding amounts when they become due. Amounts assume no increase in asset or liability due to future returns.
See Note 7 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.

(5)
Relates to contingent and deferred consideration in connection with our business acquisitions. See Note 6 – “Acquisitions, Goodwill and Other Intangible Assets” and Note 10 – “Fair Value Measurements” of our Notes to the Consolidated Financial Statements.

(6)
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
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to the
COVID-19
pandemic. The actual economic impact from inflation/deflation to our business remains unknown at this time.

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
Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (ii) operating losses and tax credit carryforwards. We measure existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to have temporary differences realized or settled. We recognize in the provision for income taxes, the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. We periodically evaluate deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, we consider the timing of deferred tax reversals, current year taxable income and historical performance. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not
that some portion or all of the deferred tax asset will not be realized.
Because of the nature of our business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, our tax position can be complex. As such, our effective tax rate is subject to changes as a result of fluctuations in the mix of our activity in the various jurisdictions in which we operate including changes in tax rates, state apportionment, tax related interest and penalties, valuation allowances and other permanent items. Calculating some of the amounts involves a high degree of judgment.
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
Investments in Marketable Debt Securities,
Available-for-Sale
We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. We consider our investments in marketable debt securities to be available-for-sale,
and accordingly, are recorded at their fair values. We determine the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expense), net in the consolidated statements of net and comprehensive income. See Note 5 – “Investments in Marketable Debt Securities” of our Notes to the Consolidated Financial Statements for additional information. We typically invest in highly-rated debt securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities.
We review quarterly our investment portfolio for all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. We exclude accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale,
for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income (loss), net of applicable taxes. We made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. We evaluate write-off
of accrued interest receivable by the major security-type level at the time credit loss exists for the underlying security.
Determining whether a credit loss exists requires a high degree of judgment, and we consider both qualitative and quantitative factors in making our determination. We evaluate our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. For all securities in an unrealized loss position, we evaluate, among other items, the extent and length of time the fair market value of a security is less than its amortized cost, time to maturity, duration, seniority, the financial condition of the issuer including credit ratings, any changes thereto and relative default rates, leverage ratios, availability of liquidity to make principle and interest payments, performance indicators of the underlying assets, analyst reports and recommendations, and changes in base and market interest rates. If the qualitative and quantitative analysis is sufficient to conclude that an impairment related to credit losses does not exist, we typically do not perform further quantitative analysis to estimate the present value of cash flows expected to be collected from the debt security. Estimates of expected future cash flows are our best estimate based on past events, current conditions and reasonable and supportable economic forecasts.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. As of December 31, 2020, the fair value of investments in marketable debt securities, available-for-sale
was $206.0 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA as of December 31, 2020. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. During the year ended December 31, 2020, increased demand for treasury securities caused a significant decrease in the yields on treasury securities and unbalanced demand and supply factors created significant liquidity shortfalls until the Federal Reserve initiated market intervention programs to stabilize the market. The following table sets forth the impact on the fair value of our investments as of December 31, 2020 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)

2% Decrease	$1,873
1% Decrease	$1,368
1% Increase	$(2,103)
2% Increase	$(4,205)

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
15(e) and
15d-
15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form
10-K,
based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on such evaluation, our management has concluded that as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act.
Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In conducting its assessment, management used the criteria issued by COSO. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. The effectiveness of internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees and independent contractors are working remotely due to the
COVID-19
pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the
COVID-19
situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The names and ages of our executive officers and directors as of March 1, 2021 are as follows:

Name	Age	Position(s)
Hessam Nadji	55	President, Chief Executive Officer and Director
Steven F. DeGennaro	57	Executive Vice President and Chief Financial Officer
Gregory A. LaBerge	50	Senior Vice President, Chief Administrative Officer
Martin E. Louie	59	Senior Vice President, Corporate Initiatives
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
Steven F. DeGennaro
Mr. DeGennaro has served as Executive Vice President and Chief Financial Officer since August 2020. Prior to joining the Company, Mr. DeGennaro held the position of Chief Financial Officer at InTouch Technologies, Inc., a venture-backed telehealth company, from March 2018 to July 2020. Prior to that he served as Chief Financial Officer at Xirrus, Inc., a manufacturer of wireless networking products, from January 2004 to November 2017. Mr. DeGennaro began his career at KPMG. Mr. DeGennaro holds a B.B.A. in Accounting from the University of San Diego.
Gregory A. LaBerge
Mr. LaBerge has served as Senior Vice President and Chief Administrative Officer since 2015. Mr. LaBerge joined the Company in 2005 as an investment broker, became a regional manager in 2008, and was named National Director of our National Hospitality Group in 2012. Prior to that, he worked for 10 years as a management consultant, five years with Ernst & Young, and for Diamond Technology Partners (now part of PricewaterhouseCoopers). His expertise was in working with Fortune 500 companies on strategic and operational initiatives. Mr. LaBerge received his B.A. degree in economics from Northwestern University and his M.B.A. from the Kelley School of Business at Indiana University.
Martin E. Louie
Mr. Louie has served as our Senior Vice President, Corporate Initiatives since August 2020. Prior to this, Mr. Louie was Chief Financial Officer from 2010 to August 2020, First Vice President of Finance from 2009 to 2010, and Vice President of Finance from 2006 to 2009. Mr. Louie has served as a senior financial executive with worldwide responsibilities for various companies, including Sony Pictures Entertainment, The Walt Disney Co., Infineon Technologies and West Marine. In those roles, he was responsible for accounting, strategic planning, financial planning and analysis, treasury and investor relations. Prior to that, Mr. Louie, who is a CPA, was with KPMG. Mr. Louie received a B.A. in Economics from the University of California, Los Angeles and an M.B.A. in Finance from the University of Southern California.

Other Proxy Information
Certain information required by this Item regarding our Audit Committee is incorporated herein by reference to information appearing in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (“Proxy Statement”), which information will appear under the caption entitled “Corporate Governance-Board Committees and Charters.”
With regard to the information required by this item relating to compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement under the caption entitled “Other Matters-Delinquent Section 16(a) Reports” in the Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to information appearing in our Proxy Statement, which information will appear under the caption entitled “Compensation Discussion and Analysis” and “Executive Compensation” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to information appearing in our Proxy Statement, which information will appear under the captions entitled “Principal Stockholders” in the Proxy statement.
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2020. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,243,217	$—	5,092,371
Equity compensation plans not approved by security holders	—	—	—

	1,243,217	$—	5,092,371

(1)
Consists of deferred stock units (“DSUs”) and restricted stock units (“RSUs”) granted under our Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”). Excludes restricted stock awards granted under the 2013 Plan, purchase rights granted under our 2013 Employee Stock Purchase Plan (“ESPP”) and cash settled SARs.

(2)	Outstanding DSUs and RSUs have no exercise price.
(3)
Includes 4,915,494 shares available for future issuance under the 2013 Plan. Includes 176,877 shares available for future issuance under the ESPP, including shares subject to purchase during the current offering period, which commenced on November 15, 2020 (the exact number of which will not be known until the purchase date on May 15, 2021). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period may not exceed 1,250 shares.

(4)
Pursuant to the terms of the ESPP, on the first day of each fiscal year, beginning with the 2015 fiscal year, the number of shares authorized for issuance under the ESPP is automatically increased by the lesser of: (i) 366,667 shares of our common stock; (ii) 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Board may determine. Pursuant to the provisions of the ESPP, the Board has determined to not provide for any annual increases to date.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Any information required by this Item is incorporated herein by reference to information appearing in our Proxy Statement, which information will appear under the captions entitled “Corporate Governance-Director Independence” and “Certain Relationships and Related Party Transactions” in the Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2021” in the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form
10-K
beginning on page
F-1.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Net and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
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

3.1
Amended and Restated Certificate of Incorporation of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended September 30, 2013 filed on November 22, 2013).

3.2
Amended and Restated Bylaws of Marcus & Millichap, Inc., (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended September 30, 2013 filed on November 22, 2013).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

4.2
Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the registrant’s annual report on Form 10-K (No. 001-36155) for the year ended December 31, 2019 filed on March 2, 2020).

10.1
Transition Services Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated October 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended September 30, 2013 filed on November 22, 2013).

10.2†
Form of Indemnification Agreement by and between Marcus & Millichap, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.3†
Amended and Restated 2013 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the registrant’s annual report on Form 10-K (No. 001-36155) for the year ended December 31, 2017 filed on March 16, 2018).

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

10.8†	Form of Sale Restriction Agreement (incorporated by reference to Exhibit 10.15 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.9†	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 28, 2013).

10.10†	Executive Short-Term Incentive Plan, dated March 13, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K (No. 001-36155) filed on March 17, 2014).

10.11†
Employment Agreement between the Company and Hessam Nadji effective as of March 31, 2016 (incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K/A (No. 001-36155) filed on April 8, 2016).

10.12†
Marcus & Millichap, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2018 filed on August 9, 2018).

10.13
Amended and Restated Credit Agreement, between the Company and Wells Fargo Bank, National Association dated May 28, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (No. 001-36155) filed on June 3, 2019).

10.14
First Amendment to Amended and Restated Credit Agreement, between the Company and Wells Fargo Bank, National Association dated November 27, 2019 (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K (No. 001-36155) for the year ended December 31, 2019 filed on March 2, 2020).

10.15
Consulting Services Agreement between the Company and L5K Investments, Inc. dated January 1, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended March 31, 2020 filed on May 11, 2020).

10.16†
Employment Agreement between the Company and Steven F. DeGennaro effective as of August 4, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended September 30, 2020 filed on November 9, 2020).

10.17*	Second Amendment to Amended and Restated Credit Agreement, between the Company and Wells Fargo Bank, National Association dated February 9, 2021.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: March 1, 2021	Marcus & Millichap, Inc .

/s/ Hessam Nadji
Hessam Nadji
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hessam Nadji Hessam Nadji	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2021

/s/ Steven F. DeGennaro Steven F. DeGennaro	Chief Financial Officer (Principal Financial Officer)	March 1, 2021

/s/ Kurt H. Schwarz Kurt H. Schwarz	First Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021

/s/ George M. Marcus George M. Marcus	Director	March 1, 2021

/s/ Norma J. Lawrence Norma J. Lawrence	Director	March 1, 2021

/s/ Lauralee E. Martin Lauralee E. Martin	Director	March 1, 2021

/s/ Nicholas F. McClanahan Nicholas F. McClanahan	Director	March 1, 2021

/s/ George T. Shaheen George T. Shaheen	Director	March 1, 2021

/s/ Don C. Watters Don C. Watters	Director	March 1, 2021

MARCUS & MILLICHAP, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Marcus & Millichap, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of net and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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

Deferred Commissions Payable

Description of the Matter
At December 31, 2020, the Company’s commissions payable to investment sales and financing professionals was $69.4 million. As discussed in Note 7 to the consolidated financial statements, certain investment sales and financing professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. All commissions are recognized as cost of services in the period in which they are earned as they relate to specific transactions closed. The Company has the ability to defer payment of certain commissions, at its election, for up to three years. These payments are referred to as deferred commissions.

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
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Marcus & Millichap, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Marcus & Millichap Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of net and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2021

MARCUS & MILLICHAP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$243,152	$232,670
Commissions receivable, net	10,391	5,003
Prepaid expenses	10,153	10,676
Income tax receivable	—	4,999
Marketable debt securities, available-for-sale (includes amortized cost of $158,148 and $150,517 at December 31, 2020 and 2019, respectively, and $0 allowance for credit losses)	158,258	150,752
Advances and loans, net	2,413	2,882
Other assets	4,711	3,185

Total current assets	429,078	410,167
Property and equipment, net	23,436	22,643
Operating lease right-of-use assets, net	84,024	90,535
Marketable debt securities, available-for-sale (includes amortized cost of $45,181 and $59,468 at December 31, 2020 and 2019, respectively, and $0 allowance for credit losses)	47,773	60,809
Assets held in rabbi trust	10,295	9,452
Deferred tax assets, net	21,374	22,122
Goodwill and other intangible assets, net	52,053	22,312
Advances and loans, net	106,913	66,647
Other assets	4,176	4,347

Total assets	$779,122	$709,034

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$18,288	$10,790
Notes payable to former stockholders	—	6,564
Deferred compensation and commissions	58,106	44,301
Income tax payable	3,726	—
Operating lease liabilities	19,190	17,762
Accrued bonuses and other employee related expenses	21,007	22,388

Total current liabilities	120,317	101,805
Deferred compensation and commissions	38,745	45,628
Operating lease liabilities	59,408	63,155
Other liabilities	13,816	3,539

Total liabilities	232,286	214,127

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,401,976 and 39,153,195 at December 31, 2020 and 2019, respectively	4	4
Additional paid-in capital	113,182	104,658
Stock notes receivable from employees	—	(4)
Retained earnings	431,076	388,271
Accumulated other comprehensive income	2,574	1,978

Total stockholders’ equity	546,836	494,907

Total liabilities and stockholders’ equity	$779,122	$709,034

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Real estate brokerage commissions	$633,164	$729,356	$747,355
Financing fees	70,538	66,293	57,817
Other revenues	13,204	10,779	9,644

Total revenues	716,906	806,428	814,816

Operating expenses:
Cost of services	447,879	498,878	502,883
Selling, general and administrative	204,514	203,110	193,349
Depreciation and amortization	10,899	8,017	6,297

Total operating expenses	663,292	710,005	702,529

Operating income	53,614	96,423	112,287
Other income (expense), net	6,650	12,477	6,333
Interest expense	(900)	(1,388)	(1,400)

Income before provision for income taxes	59,364	107,512	117,220
Provision for income taxes	16,526	30,582	29,963

Net income	42,838	76,930	87,257

Other comprehensive income (loss):
Marketable debt securities, available-for-sale:
Change in net unrealized gains (losses)	799	1,822	(536)
Less: reclassification adjustment for net losses (gains) included in other income (expense), net	34	(43)	7

Net change, net of tax of $286, $611 and $(177) for the years ended December 31, 2020, 2019 and 2018, respectively	833	1,779	(529)
Foreign currency translation (loss) gain, net of tax of $0 for each of the years ended December 31, 2020, 2019 and 2018, respectively	(237)	(576)	377

Total other comprehensive income (loss)	596	1,203	(152)

Comprehensive income	$43,434	$78,133	$87,105

Earnings per share:
Basic	$1.08	$1.95	$2.23
Diluted	$1.08	$1.95	$2.22
Weighted average common shares outstanding:
Basic	39,642	39,404	39,149
Diluted	39,735	39,548	39,383

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	38,374,011	$4	$89,877	$(4)	$224,071	$940	$314,888
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	13	(13)	—

Balance at January 1, 2018, as adjusted	—	—	38,374,011	4	89,877	(4)	224,084	927	314,888
Net and comprehensive income (loss)	—	—	—	—	—	—	87,257	(152)	87,105
Stock-based award activity:
Stock-based compensation	—	—	—	—	11,983	—	—	—	11,983
Issuance of common stock pursuant to employee stock purchase plan	—	—	21,001	—	621	—	—	—	621
Issuance of common stock for settlement of deferred stock units	—	—	237,052	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	317,236	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,852	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(147,688)	—	(5,023)	—	—	—	(5,023)

Balance as of December 31, 2018	—	—	38,814,464	4	97,458	(4)	311,341	775	409,574
Net and comprehensive income	—	—	—	—	—	—	76,930	1,203	78,133
Stock-based award activity:
Stock-based compensation	—	—	—	—	9,278	—	—	—	9,278
Issuance of common stock pursuant to employee stock purchase plan	—	—	21,421	—	657	—	—	—	657
Issuance of common stock for vesting of restricted stock units	—	—	378,194	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,806	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(73,690)	—	(2,735)	—	—	—	(2,735)

Balance as of December 31, 2019	—	—	39,153,195	4	104,658	(4)	388,271	1,978	494,907

Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(33)	—	(33)

Balance at January 1, 2020, as adjusted	—	—	39,153,195	4	104,658	(4)	388,238	1,978	494,874
Net and comprehensive income	—	—	—	—	—	—	42,838	596	43,434
Stock-based award activity:
Stock-based compensation	—	—	—	—	9,905	—	—	—	9,905
Issuance of common stock pursuant to employee stock purchase plan	—	—	27,596	—	642	—	—	—	642
Issuance of common stock for vesting of restricted stock units	—	—	264,235	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	19,516	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(62,566)	—	(2,023)	—	—	—	(2,023)
Reduction of stock notes receivable from employees	—	—	—	—	—	4	—	—	4

Balance as of December 31, 2020	—	$—	39,401,976	$4	$113,182	$—	$431,076	$2,574	$546,836

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS
 OF
 CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$42,838	$76,930	$87,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,899	8,017	6,297
Amortization of right-of-use assets	22,825	21,207	—
Credit loss expense	188	114	291
Stock-based compensation	9,905	9,278	11,983
Deferred taxes, net	473	226	(142)
Unrealized foreign exchange gain	(299)	—	—
Net realized gains on marketable debt securities, available-for-sale	(192)	(87)	(10)
Other non-cash items	895	(176)	(194)
Changes in operating assets and liabilities:
Commissions receivable	(3,290)	(55)	4,783
Prepaid expenses	774	(2,740)	1,757
Advances and loans	(39,773)	(38,655)	(5,881)
Prepaid rent	—	—	1,500
Other assets	(2,743)	(6,521)	(1,366)
Accounts payable and other liabilities	1,251	(486)	226
Income tax receivable/payable	8,724	(9,485)	5,794
Accrued bonuses and other employee related expenses	(2,095)	(5,889)	4,676
Deferred compensation and commissions	6,421	(8,975)	(438)
Operating lease liabilities	(18,461)	(17,102)	—
Other liabilities	(252)	(314)	781

Net cash provided by operating activities	38,088	25,287	117,314

Cash flows from investing activities
Acquisition of businesses, net of cash received	(16,298)	(6,083)	(14,926)
Purchases of marketable debt securities, available-for-sale	(215,606)	(168,083)	(208,460)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	221,677	179,693	113,911
Issuances of employee notes receivable	(243)	(200)	(451)
Payments received on employee notes receivable	187	42	18
Purchase of property and equipment	(6,945)	(8,812)	(8,072)
Proceeds from sale of property and equipment	—	21	—

Net cash used in investing activities	(17,228)	(3,422)	(117,980)

Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(2,023)	(2,735)	(5,023)
Proceeds from issuance of shares pursuant to employee stock purchase plan	642	657	621
Principal payments on notes payable to former stockholders	(6,564)	(1,087)	(1,035)
Principal payments on stock appreciation rights liability	(1,251)	(185)	—
Payments of contingent and deferred consideration	(1,134)	(528)	—

Net cash used in financing activities	(10,330)	(3,878)	(5,437)

Effect of currency exchange rate changes on cash and cash equivalents	(48)	—	—

Net increase (decrease) in cash and cash equivalents	10,482	17,987	(6,103)
Cash and cash equivalents at beginning of year	232,670	214,683	220,786

Cash and cash equivalents at end of year	$243,152	$232,670	$214,683

Supplemental disclosures of cash flow information
Interest paid during the period	$1,223	$2,107	$2,195

Income taxes paid, net	$7,329	$39,841	$24,311

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of December 31, 2020, MMI operates 84 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
Considerations Related to the
COVID-19
Pandemic
The COVID-19 pandemic and resultant shutdown of economic activity across much of the world has led to sharp increases in unemployment, volatility in debt and equity markets and businesses instituting cost-cutting and capital-preservation measures. There has been a significant impact on commercial real estate markets in the United States and Canada that started at the end of first quarter 2020 and continued through the second quarter of 2020 as many property owners have put transactions on hold, driving significantly lower sales volumes. During the second half of the 2020, the Company experienced improvement in transaction activity.
The Company could experience other potential impacts as a result of the
COVID-19
pandemic. Actual results may differ from the Company’s current estimates as there is considerable uncertainty around the scope and duration of the
COVID-19
pandemic, and, as a result, the extent of the impact of
COVID-19
on the Company’s operational and financial performance is uncertain and cannot be predicted. The Company expects the effects of the
COVID-19
pandemic to continue to impact its financial position, results of operations, and cash flows for at least the first quarter of 2021.
See Note 3 – “Property and Equipment, Net”, Note 6 – “Acquisitions, Goodwill and Other Intangible Assets”, Note 10 – “Fair Value Measurements” and Note 16 – “Commitments and Contingencies”
for further discussion on
COVID-19.
Reclassifications
Certain prior-period amounts in the consolidated balance sheet and statement of cash flows, Note 7 – “Selected Balance Sheet Data” and Note 10 – “Fair Value Measurements”, have been reclassified to conform to

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

the current period presentation. These changes had no impact on the previously reported consolidated results of operations.

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
Revenue Recognition
The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties. The Company generates financing fees from securing financing on purchase transactions, from refinancing its clients’ existing mortgage debt and other ancillary fees associated with financing activities, including, but not limited to, mortgage servicing, debt and equity advisory services, loan sales and other consulting and due diligence services. The Company recognizes mortgage servicing revenues upon the acquisition of a servicing contract. The Company records servicing fees when earned provided the loans are current and the debt service payments are made by the borrowers. Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers. The Company’s contracts contain one performance obligation related to its real estate brokerage, financing and consulting and advisory services offered to buyers and sellers of commercial real estate, and provide that it is operating as a principal in all its revenue generating activities. The Company does not have multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price. Accordingly, the Company determined that the transaction price is fixed and determinable and collectability is reasonably assured. The Company recognizes revenue in principally all cases at the close of escrow for real estate brokerage, at the close of loan for financing, when services are provided, or upon closing of the transaction for other revenues.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

based on consideration of historical experience, current conditions and forecasts of future economic conditions. The majority of commissions receivable are settled within 10 days after the close of escrow.
Advances and Loans, Net
Advances and loans, net includes amounts advanced and loans due from the Company’s investment sales and financing professionals.
In order to attract and retain highly skilled professionals, from time to time, the Company advances funds to its investment sales and financing professionals. The advances are typically in the form of forgivable loans that have terms that are generally between five and ten years.
The principal amount of a forgivable loan and accrued interest are forgiven over the term of the loan, so long as the investment sales and financing professionals continue to be a service provider with the Company, and/or upon achieving contractual performance criteria. Amounts forgiven are charged to selling, general and administrative expense at the time the amounts are forgiven. If the investment sales and financing professional’s relationship with the Company is terminated before the amount advanced is forgiven, the unforgiven amount becomes due and payable. The Company evaluates the need for an allowance for credit losses based on amounts advanced, expected forgiveness, consideration of historical experience, current conditions and forecasts of future economic conditions. Estimated credit losses, net of any reversals, are charged to credit loss expense included in selling, general and administrative expense. Amounts are generally written off when amounts are determined to be no longer collectable. Accrued interest, when applicable, has historically been immaterial.
The Company, from time to time, enters into various agreements with certain of its investment sales and financing professionals whereby these individuals receive loans.

The notes receivable, along
with stated interest, are typically collected from future commissions or repaid based on the terms stipulated in the respective agreements that are generally between one and seven years. The Company evaluates the need for an allowance for credit losses for the loans based on historical experience, current conditions and reasonable forecasts of future economic conditions. Estimated credit losses, net of any reversals, are charged to credit loss expense included in selling, general and administrative expense. Amounts are generally written off when amounts are determined to be no longer collectable.
Cost of Services
Cost of services principally consists of variable commissions, compensation-related costs related to the Company’s financing activities, and other costs for the Company’s investment sales and financing professionals related to transactions closed in the period. Commissions are accrued based on revenue from transactions generated by the Company’s investment sales and financing professionals. Investment sales and financing professionals are compensated at commission rates based on individual agreements, and a portion of the commissions due upon the closing of a transaction may be deferred in accordance with their contracts. Some of our most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual financial thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of one to three years, at our election, and paid at the beginning of the second and fourth calendar year. These deferred commissions are included in deferred compensation and commissions (current and non-current) captions in the accompanying consolidated balance sheets. Cost of services also includes referral fees paid to other real estate brokers where we are the principal service provider.
Investments in Marketable Debt Securities,
Available-for-Sale
The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities,

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities (“ABS”) and other. The Company considers its investments in marketable debt securities to be available-for-sale,
and accordingly, are recorded at their fair values. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expense), net in the consolidated statements of net and comprehensive income. The Company typically invests in highly-rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. See Note 5 – “Investments in Marketable Debt Securities” for additional information.
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
Determining whether a credit loss exists requires a high degree of judgment and the Company considers both qualitative and quantitative factors in making its determination. The Company evaluates its intent to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. For all securities in an unrealized loss position, the Company evaluates, among other items, the extent and length of time the fair market value of a security is less than its amortized cost, time to maturity, duration, seniority, the financial condition of the issuer including credit ratings, any changes thereto and relative default rates, leverage ratios, availability of liquidity to make principle and interest payments, performance indicators of the underlying assets, analyst reports and recommendations, and changes in base and market interest rates. If the qualitative and quantitative analysis is sufficient to conclude that an impairment related to credit losses does not exist, the Company typically does not perform further quantitative analysis to estimate the present value of cash flows expected to be collected from the debt security. Estimates of expected future cash flows are the Company’s best estimate based on past events, current conditions and reasonable and supportable economic forecasts.
Assets Held in Rabbi Trust
The Company maintains a
non-qualified
deferred compensation program for certain employees. Deferred amounts are invested in variable whole life insurance policies owned by the Company supporting the deferred obligation and are held in a rabbi trust. Participants elect to invest in various hypothetical equity and debt securities offered within the plan on a notional basis. The net change in the carrying value of the underlying assets held in the rabbi trust is recorded in other income (expense), net. The change in the deferred compensation liability as a result of the change in the notional value of the participants accounts is recorded as a component of selling, general and administrative expense in the consolidated statements of net and comprehensive income.
Fair Value Measurements
U.S. GAAP defines the fair value of a financial instrument as the amount that would be received from the

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

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

Recurring Fair Value Measurements
The Company values its investments including commercial paper and floating NAV money market funds recorded in cash and cash equivalents, investments in marketable debt securities, available-for-sale,
assets held in the rabbi trust, deferred compensation liability and contingent and deferred consideration at fair value on a recurring basis.
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
Contingent consideration in connection with acquisitions, is carried at fair value and determined on a contract-by-contract
basis, calculated using unobservable inputs based on a probability of achieving EBITDA and other performance requirements (refer to Note 10 – “Fair Value Measurements”), and is a Level 3 measurement. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time, and is a Level 2 measurement.
Nonrecurring Fair Value Measurements
In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of mortgage servicing rights (“MSRs”), intangibles,

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

goodwill and other assets for indications of impairment at least annually. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required.
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
Other Assets
Other assets consist primarily of MSRs, security deposits made in connection with operating leases, customer trust accounts, employee notes receivable and other assets and receivables. In connection with a brokerage transaction, the Company may need to, or be required to, hold cash in escrow for a transaction participant. These amounts are deposited into separate customer trust accounts controlled by the Company. The amounts are included in current other assets, net, with a corresponding liability included in accounts payable and other liabilities, both in the consolidated balance sheets.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Advertising costs for the years ended December 31, 2020, 2019 and 2018 were $586,000, $889,000 and $1.1 million, respectively.
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
For awards made to the Company’s employees and directors, the Company initially values restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) based on the grant date closing price of the Company’s common stock. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. The Company accounts for forfeitures prospectively as they occur. The Company adopted Accounting Standards Update (“ASU”)
No. 2018-7,
Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

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
Earnings per Share
Basic weighted average shares outstanding includes vested, but un-issued,
deferred stock units (“DSUs”). The difference between basic and diluted weighted average shares outstanding represents the dilutive impact of common stock equivalents consisting of shares to be issued under the 2013 Plan and ESPP and contingently issuable shares in connection with stock settled consideration for acquired businesses.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

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
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the years ended December 31, 2020, 2019 and 2018, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the year ended December 31, 2020, the Company’s Canadian operations represented less than 2% of total revenues. During the years ended December 31, 2019 and 2018, the Company’s Canadian operations represented less than 1% of total revenues.
During the years ended December 31, 2020, 2019 and 2018, no office represented 10% or more of total revenues.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, under which the consideration for the acquisition, including the fair value of any contingent and deferred consideration, is allocated to the assets acquired and liabilities assumed. The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values as determined by management as of the acquisition date. The excess of the consideration over the assets acquired net of liabilities assumed is recognized as goodwill. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded as expense in the consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

In connection with certain acquisitions, the Company enters into agreements to pay additional cash amounts based on the achievement of certain performance measures and/or service and time requirements. Contingent and deferred consideration in connection with the acquisition of a business is measured at fair value on the acquisition date and remeasured at fair value each reporting period thereafter until the consideration is settled in cash or stock, with changes in fair value recorded in selling, general and administrative expense in the consolidated statements of net and comprehensive income.
Acquisition-related costs, such as due diligence, legal and accounting fees, are expensed as incurred and not considered in determining the fair value of the acquired assets. Acquisition-related costs are reflected in selling, general and administrative expense in the consolidated statements of net and comprehensive income.
Goodwill and Other Intangible Assets
The Company evaluates goodwill for impairment annually in the fourth quarter. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The initial impairment evaluation of goodwill is a qualitative assessment and is performed to assess whether the fair value of a reporting unit (“RU”) is less than its carrying amount. The Company proceeds to the quantitative impairment test if it is more likely than not that the fair value of the RU is less than its carrying amount. If the Company determines the quantitative impairment test is required, the estimated fair value of the RU is compared to its carrying amount, including goodwill. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The Company currently has only one RU, therefore, all goodwill is allocated to that one RU.
The Company evaluates its finite-lived intangible assets for impairment at least annually, or as events or changes in circumstances indicate the carrying value may not be recoverable. The Company records an impairment loss if impairment triggers exist and the fair value of the asset is less than the asset’s carrying amount. The Company measures recoverability by comparing the carrying amount to the future undiscounted cash flows that the intangible assets are expected to generate. If the carrying value of the intangible assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value exceeds its fair value. The Company’s intangible assets primarily include non-compete
agreements, customer relationships and contracts in progress that resulted from its business combinations. These intangible assets are generally amortized on a straight-line basis using a useful life between one and seven years.
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
Recent Accounting Pronouncements
Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU
No. 2016-13,
Financial Instruments - Credit Losses
(“ASU
2016-13”).
The new standard requires the use of an expected-loss model for

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

financial assets measured at amortized cost and marketable debt securities, available-for sale, which requires that identified credit losses be presented as an allowance rather than as an impairment write-down. Reversals of credit losses (in situations in which the estimate of credit losses declines) are permitted in the reporting period that the change occurs. Previously, U.S. GAAP prohibited reflecting any reversals of impairment charges. The Company adopted the new standard on January 1, 2020 using the modified-retrospective transition method for assets measured at amortized cost other than marketable debt securities, available-for-sale, which was adopted using a prospective transition approach as required by the new standard. On the adoption date, the Company recorded a cumulative-effect adjustment related to an allowance for credit losses associated with commissions receivable and advances and loans, net of tax in the amount of $33,000 with the offset to retained earnings as of the beginning of the period presented after adoption. The adoption of ASU
2016-13
did not have a material impact on the Company’s investment policy and impairment model for marketable debt securities, available-for-sale.
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
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”).
ASU
2019-12
is effective for reporting periods beginning after December 15, 2020. For the Company, the new standard will be effective on January 1, 2021. ASU
2019-12
simplifies the accounting for income taxes by eliminating certain exceptions including the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities related to outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes such as step-up
in tax basis for goodwill and interim recognition of enactment of tax laws or rate changes. The Company early adopted this guidance effective January 1, 2020, and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Pending Adoption
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
(“ASU
2020-04”).
ASU
2020-04
provides temporary optional exceptions to the guidance in U.S. GAAP on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). ASU
2020-04
is effective for all entities upon issuance and may be applied prospectively to contract modifications through December 31, 2022. The guidance applies to the Company’s Credit Agreement (see Note 16 – “Commitments and Contingencies”), which references LIBOR, and will generally allow it to account for and present a modification as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. As of December 31, 2020, the Company has not drawn funds from the credit facility. The Company continues to evaluate the impact of this new standard and does not expect ASU
2020-04
to have a material effect on its consolidated financial statements.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

3.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Computer software and hardware equipment	$30,955	$25,252
Furniture, fixtures and equipment	23,418	23,468
Less: accumulated depreciation and amortization	(30,937)	(26,077)

	$23,436	$22,643

During the years ended December 31, 2020 and 2019, the Company wrote-off
approximately $1.3 million and $5.0 million, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
As of December 31, 2020 and 2019, property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $154,000 and $619,000, respectively.
The Company evaluates its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2020, the Company considered the impact of
COVID-19
pandemic and evaluated its property and equipment for potential indicators of impairment. The Company concluded that as of December 31, 2020, there were
no indicators of impairment of its property and equipment.

4.	Operating Leases
The Company has operating leases for all of its facilities and autos. As of December 31, 2020 and 2019, operating lease ROU assets were $126.9 million and $111.1 million, respectively, and
 the related accumulated amortization was $42.9 million and $20.6 million, respectively.
The operating lease cost, included in selling, general and administrative expense in the consolidated statement of net and comprehensive income, consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Operating lease cost:
Lease cost (1)	$25,508	$24,372
Variable lease cost (2)	5,438	5,305
Sublease income	(246)	(305)

	$30,700	$29,372

(1)	Includes short-term lease cost and ROU asset amortization.
(2)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Maturities of lease liabilities by year consisted of the following (in thousands):

December 31, 2020
2021	$22,970
2022	17,609
2023	13,804
2024	11,575
2025	9,363
Thereafter	9,202

Total future minimum lease payments	84,523
Less imputed interest	(5,925)

Present value of operating lease liabilities	$78,598

Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$21,131	$20,266
Noncash activity:
ROU assets obtained in exchange for operating lease liabilities	$16,293	$21,548
Tenant improvements owned by lessor related to ROU assets (1)	$971	$5,952

(1)	Reclassification from other assets current.
Other information related to the operating leases consisted of the following:

	December 31,
	2020	2019
Weighted average remaining operating lease term	4.70 years	5.04 years
Weighted average discount rate	3.1%	3.8%

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

5.	Investments in Marketable Debt Securities
Amortized cost, allowance for credit losses, gross unrealized gains/losses in accumulated other comprehensive income/loss and fair value of marketable debt securities, available-for-sale,
by type of security consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$75,887	$—	$88	$(5)	$75,970
U.S. government sponsored entities	32,439	—	8	—	32,447
Corporate debt	49,822	—	20	(1)	49,841

	$158,148	$—	$116	$(6)	$158,258

Long-term investments:
U.S. treasuries	$3,375	$—	$266	$—	$3,641
U.S. government sponsored entities	1,114	—	38	—	1,152
Corporate debt	34,183	—	2,137	(33)	36,287
ABS and other	6,509	—	195	(11)	6,693

	$45,181	$—	$2,636	$(44)	$47,773

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$124,389	$196	$(5)	$124,580
Corporate debt	26,128	44	—	26,172

	$150,517	$240	$(5)	$150,752

Long-term investments:
U.S. treasuries	$24,188	$235	$—	$24,423
U.S. government sponsored entities	1,353	3	(1)	1,355
Corporate debt	25,447	1,027	(3)	26,471
ABS and other	8,480	93	(13)	8,560

	$59,468	$1,358	$(17)	$60,809

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

The Company’s investments in
available-for-sale
debt securities that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	December 31, 2020
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$41,702	$(5)	$—	$—	$41,702	$(5)
Corporate debt	29,810	(34)	—	—	29,810	(34)
ABS and other	546	(6)	157	(5)	703	(11)

	$72,058	$(45)	$157	$(5)	$72,215	$(50)

	December 31, 2019
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$39,823	$(5)	$—	$—	$39,823	$(5)
U.S. government sponsored entities	—	—	566	(1)	566	(1)
Corporate debt	6,029	(3)	—	—	6,029	(3)
ABS and other	1,971	(13)	—	—	1,971	(13)

	$47,823	$(21)	$566	$(1)	$48,389	$(22)

Gross realized gains and losses from the sales of the Company’s available-for-sale
debt securities consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Gross realized gains (1)	$241	$134	$12

Gross realized losses (1)	$(49)	$(47)	$(2)

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of December 31, 2020, the portfolio had an average credit rating of AA and weighted term to final maturity of 1.6 years, with 29 securities in the portfolio with an unrealized loss aggregating $50,000, or 0.1% of amortized cost, and a weighted average credit rating of AA+.
As of December 31, 2020, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

from the current economic situation and a review of an issuer’s and securities liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principle payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$158,148	$158,258	$150,517	$150,752
Due after one year through five years	30,604	32,041	41,123	41,794
Due after five years through ten years	10,022	11,044	12,813	13,467
Due after ten years	4,555	4,688	5,532	5,548

	$203,329	$206,031	$209,985	$211,561

Weighted average contractual maturity		1.6 years		1.7 years
Actual maturities may differ from contractual maturities because certain issuers may have the right or obligation to prepay certain obligations with or without prepayment penalties.

6.	Acquisitions, Goodwill and Other Intangible Assets
During 2020, the Company expanded its network of its real estate sales and financing professionals and provided further diversification to its real estate brokerage and financing services.
The Company completed acquisitions of
four

businesses
that were accounted for as business combinations, and the results have been included in the consolidated financial statements beginning on the respective acquisition dates. Aggregate terms of these acquisitions included: (i) cash paid at closing of approximately
$17.9 million (exclusive of cash acquired) (ii) the fair value of contingent consideration of $2.9 million with payments conditioned upon achieving certain financial metrics, and (iii) the fair value of deferred consideration, settled in cash or stock of $14.2 million with the only remaining condition on such payments being the passage of time. Contingent consideration and deferred consideration represent noncash investing activity and are included in accounts payable and other liabilities and other liabilities captions in the consolidated balance sheets. See Note 10 – “Fair Value Measurements” for additional information on contingent and deferred consideration.
Based on preliminary purchase price allocations, $15.7 million was allocated to the fair values of intangible assets, $1.8 million was allocated to the fair values of other net assets (assumed assets less acquired liabilities), $0.8 million was allocated to the fair values of unfavorable ROU asset, with the remainder of $18.3 million allocated to goodwill. The estimated fair values and allocation of consideration are preliminary, based upon information available at the time of closing as the Company continues to evaluate underlying inputs and assumptions. Accordingly, these provisional values may be subject to adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed at the time of closing.
The Company recognized $1.3 million of acquisition-related costs that were expensed as incurred during the year ended December 31, 2020, which was included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The goodwill recorded as part of the acquisitions primarily arose from the acquired assembled workforce and brokerage and financing sales platforms. The Company expects all of the goodwill to be tax deductible, with the tax-deductible amount of goodwill related to the contingent and deferred consideration to be determined once the cash payments are made to settle any contingent and deferred consideration. The goodwill resulting from acquisitions is allocated to the Company’s one RU.
Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$33,375	$—	$33,375	$15,072	$—	$15,072
Intangible assets (1)	24,745	(6,067)	18,678	9,050	(1,810)	7,240

	$58,120	$(6,067)	$52,053	$24,122	$(1,810)	$22,312

(1)	Total weighted average amortization period was 5.57 years and 4.37 years as of December 31, 2020 and 2019, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Beginning balance	$15,072	$11,459
Additions from acquisitions	18,303	3,613
Impairment losses	—	—

Ending balance	$33,375	$15,072

Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

Year Ended December 31,
2021	$4,002
2022	3,584
2023	3,529
2024	3,016
2025	2,764
Thereafter	1,783

$18,678

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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
As of December 31, 2020, the Company considered the impact of
COVID-19
pandemic and evaluated its goodwill and intangible assets for impairment testing. The Company considered qualitative and quantitative factors, including the impact from the
COVID-19
induced economic slowdown and current projected recovery timeframes. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of December 31, 2020, there was no impairment of its goodwill and intangible assets.

7.	Selected Balance Sheet Data
Advances and Loans, Net and Commissions Receivable, Net
Allowance for credit losses for advances and loans and commissions receivable consisted of the following (in thousands):

	Advances and Loans	Commissions Receivable		Total
Beginning balance as of January 1, 2020	$512	$32	(1)	$544
Credit loss expense	126	62		188
Write-offs	(75)	—		(75)

Ending balance as of December 31, 2020	$563	$94		$657

(1)	Includes cumulative-effect adjustment related to the adoption of ASU 2016-13.

	Advances and Loans	Commissions Receivable	Total
Beginning balance as of January 1, 2019	$514	$—	$514
Credit loss expense	114	—	114
Write-offs	(116)	—	(116)

Ending balance as of December 31, 2019	$512	$—	$512

Other Assets
Other assets consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2020	2019	2020	2019
MSRs, net of amortization	$—	$—	$1,897	$2,002
Security deposits	—	—	1,461	1,345
Employee notes receivable (1)	185	65	246	323
Customer trust accounts and other	4,526	3,120	572	677

	$4,711	$3,185	$4,176	$4,347

(1)
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable were $0
 a
nd $60 for the years ended December 31, 2020 and 2019, respectively. See Note 9 – “Related-Party Transactions” for additional information.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	December 31,
	2020	2019
Beginning balance	$2,002	$2,209
Additions	441	337
Amortization	(546)	(544)

Ending balance	$1,897	$2,002

The portfolio of loans serviced by the Company aggregated $1.6 billion for each of the periods ended December 31, 2020 and 2019, respectively. See Note 10 – “Fair Value Measurements” for additional information on MSRs.
In connection with MSR activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $3.2 million and $2.6 million as of December 31, 2020 and 2019, respectively, and the offsetting obligations are not presented in the Company’s consolidated financial statements as they do not represent assets and liabilities of the Company.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2020	2019	2020	2019
SARs liability (1)	$2,162	$2,080	$16,671	$18,122
Commissions payable to investment sales and financing professionals	54,082	40,235	15,306	20,818
Deferred compensation liability (1)	1,519	1,553	6,768	6,688
Other	343	433	—	—

	$58,106	$44,301	$38,745	$45,628

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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

January 1, 2020, 2019 and 2018 were 3.920%, 4.684% and 4.409%, respectively. MMI recorded interest expense related to this liability of $710,000, $904,000 and $891,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the years ended December 31, 2020 and 2019, the Company made total payments of $2.1 million and $1.8 million, consisting of principal and accumulated interest, respectively.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a
non-qualified
deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current. During the years ended December 31, 2020 and 2019, the Company made total payments to participants of $1.5 million and $1.6 million, respectively.
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

The net change in the carrying value of the assets held in the rabbi trust and the net change in the carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$1,042	$1,353	$(326)

Increase (decrease) in the net carrying value of the deferred compensation obligation (2)	$799	$1,293	$(306)

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

(2)	Recorded in selling, general and administrative expense in the consolidated statements of net and comprehensive income.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Non-Current
	December 31,
	2020	2019
Deferred consideration (1)(2)	$8,582	$830
Contingent consideration (1)(2)	4,219	2,709
Other	1,015	—

	$13,816	$3,539

(1)
The current portions of deferred consideration in the amounts of $6,666 and $560 as of December 31, 2020 and 2019, respectively, are included in accounts payable and other liabilities in the consolidated balance sheets. The current portions of contingent consideration in the amounts of $1,353 and $678 as of December 31, 2020 and 2019, respectively, are included in accounts payable and other liabilities in the consolidated balance sheets.

(2)
Deferred consideration in the aggregate amount of $1,401 as of December 31, 2019 was reclassified from contingent consideration during the year ended December 31, 2020 and of this amount, $560 and $841 pertained to the current and non-current
portions, respectively.

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
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires the services separately. Under the TSA, the Company incurred net costs during the years ended December 31, 2020, 2019 and 2018 of $68,000, $127,000 and $197,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the years ended December 31, 2020, 2019 and 2018, the Company earned real estate brokerage commissions and financing fees of $2.9 million, $5.2 million and $7.7 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $1.7 million, $3.0 million and $4.6 million, respectively, related to these revenues.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. The related operating lease cost was $1.3 million for each of the years ended December 31, 2020 and 2019, respectively, and $1.0 million for the year ended December 31, 2018. Operating lease cost is included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income. See Note 4 – “Operating Leases” for additional information.
Accounts Payable and Other Liabilities with MMC
As of December 31, 2020 and 2019, accounts payable and other liabilities with MMC totaling $89,000 and $88,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.
Other
The Company makes advances to
non-executive
employees from
time-to-time.
At December 31, 2020 and 2019, the aggregate principal amount for employee notes receivable was $431,000 and $388,000, respectively, which is included in other assets (current and non-current)
in the accompanying consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data” for additional information.
As of December 31, 2020, George M. Marcus, the Company’s founder and
Chairman,
beneficially owned approximately 40% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

10.	Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	December 31, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$10,295	$—	$10,295	$—	$9,452	$—	$9,452	$—

Cash equivalents (1) :
Commercial paper	$9,399	$—	$9,399	$—	$5,087	$—	$5,087	$—
Money market funds	158,271	158,271	—	—	185,513	185,513	—	—

	$167,670	$158,271	$9,399	$—	$190,600	$185,513	$5,087	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$75,970	$75,970	$—	$—	$124,580	$124,580	$—	$—
U.S. government sponsored entities	32,447	—	32,447	—	—	—	—	—
Corporate debt	49,841	—	49,841	—	26,172	—	26,172	—

	$158,258	$75,970	$82,288	$—	$150,752	$121,580	$26,172	$—

Long-term investments:
U.S. treasuries	$3,641	$3,641	$—	$—	$24,423	$24,423	$—	$—
U.S. government sponsored entities	1,152	—	1,152	—	1,355	—	1,355	—
Corporate debt	36,287	—	36,287	—	26,471	—	26,471	—
ABS and other	6,693	—	6,693	—	8,560	—	8,560	—

	$47,773	$3,641	$44,132	$—	$60,809	$24,423	$36,386	$—

Liabilities:
Contingent consideration	$5,572	$—	$—	$5,572	$3,387	$—	$—	$3,387

Deferred consideration	$15,248	$—	$15,248	$—	$1,390	$—	$1,390	$—

Deferred compensation liability	$8,287	$8,287	$—	$—	$8,241	$8,241	$—	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets.
There were no transfers in or out of Level 3 during the year ended December 31, 2020.
During the year ended December 31, 2020, the Company considered the economic impact of COVID-19 on the probability of achieving EBITDA and other performance targets, and current and future interest rates in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

As of December 31, 2020 and 2019, contingent and deferred consideration has a maximum remaining undiscounted payment of $33.2 million and $7.3 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to seven-year period. Changes in fair value are included in selling, general and administrative expense in the consolidated statements of net and comprehensive income.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	December 31,
	2020	2019
Beginning balance (1)	$3,387	$1,474
Contingent consideration in connection with acquisitions (2)	2,918	2,382
Change in fair value of contingent consideration	101	202
Payments of contingent consideration	(834)	(671)

Ending balance	$5,572	$3,387

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
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at December 31, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$5,572	Discounted cash flow	Expected life of cash flows	2.4-6.8 years	(4.4 years	)
			Discount rate	2.6%-4.3%	(3.4%	)
			Probability of achievement	50.0%-100.0%	(86.1%	)

	Fair Value at December 31, 2019	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$3,387	Discounted cash flow	Expected life of cash flows	0.4-5.8 years	(2.4 years	)
			Discount rate	3.6%-4.9%	(4.1%	)
			Probability of achievement	33.0%-100.0%	(74.3%	)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
Nonrecurring Fair Value Measurements
Management made revisions to the assumptions used in the determination of fair value for MSRs after considering the economic impact of the
COVID-19
pandemic on default, severity, prepayment and discount rates related to the specific types and underlying collateral of the various serviced loans, interest rates, refinance rates, and current government and private sector responses to the pandemic. MSRs are carried at the lower of amortized cost or fair value. The fair value of the MSRs approximated the carrying value at December 31, 2020 and 2019 after consideration of the revisions to the various assumptions. See Note 7 – “Selected Balance Sheet Data – Other Assets – MSRs” for additional information.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial assets measured at fair value on a nonrecurring basis consisted of the following (dollars in thousands):

	Fair Value at December 31, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,135	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	0.3%-4.1% (1.1%)
			Loss severity	26.2%-31.4% (28.0%)
			Discount rate	10.0%-10.0% (10.0%)

	Fair Value at December 31, 2019	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,204	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	2.0%-2.0% (2.0%)
			Loss severity	40.0%-40.0% (40.0%)
			Discount rate	9.5%-9.7% (9.7%)

(1)	Weighted average is based on the 10% constant prepayment rate scenario which the Company uses as the reported fair value.

11.	Stockholders’ Equity
Common Stock
As of December 31, 2020 and 2019, there were 39,401,976 and 39,153,195 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested RSAs issued to non-employee
directors, respectively. See Note 15 – “Earnings per Share” for additional information.
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2020 and 2019, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income/Loss
Amounts reclassified from accumulated other comprehensive income/loss include marketable debt securities, available for sale are included as a component of other income (expense), net or selling, general and administrative expense, as applicable, in the consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors receive annual grants under a director compensation policy. At December 31, 2020, there were 4,915,494 shares available for future grants under the 2013 Plan.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to
non-employee
directors and RSUs to employees and independent contractors. RSAs generally vest over a one-year
period from the date of grant
 subject to service requirements
. RSUs generally vest in equal annual installments over a
five-year
period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. As of December 31, 2020, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the year ended December 31, 2020, 264,235 shares of RSUs vested and 62,566 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. During the year ended December 31, 2020, there were no DSUs that settled.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2017 (1)	30,732	500,859	450,264	981,855	$23.90
Granted	12,852	142,760	102,466	258,078	34.94
Vested	(16,488)	(146,122)	(171,114)	(333,724)	22.31
Transferred	—	(23,755)	23,755	—	30.69
Forfeited/canceled	—	(1,960)	(12,674)	(14,634)	30.17

Nonvested shares at December 31, 2018 (1)	27,096	471,782	392,697	891,575	27.59

Granted	12,806	260,274	82,050	355,130	38.51
Vested	(22,422)	(186,311)	(191,883)	(400,616)	24.29
Transferred	—	(8,136)	8,136	—	29.68
Forfeited/canceled	—	(12,494)	(33,520)	(46,014)	30.65

Nonvested shares at December 31, 2019 (1)	17,480	525,115	257,480	800,075	33.91

Granted	19,516	322,910	92,279	434,705	32.80
Vested	(20,268)	(170,291)	(93,944)	(284,503)	32.74
Transferred	—	(18,294)	18,294	—	33.67
Forfeited/canceled	—	(21,790)	(10,108)	(31,898)	34.49

Nonvested shares at December 31, 2020 (1)	16,728	637,650	264,001	918,379	33.73

Unrecognized stock-based compensation expense as of December 31, 2020 (2)	$153	$17,718	$7,555	$25,426

Weighted average remaining vesting period (years) as of December 31, 2020	0.34	3.58	3.13	3.42

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.42 years.
The aggregate fair value of RSUs and RSAs that vested were $8.9 million, $14.6 million and $11.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

The fair value of fully vested DSUs that settled was $0
 million
, $0 million and $8.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. See “SARs and DSUs” section below and Note 15 – “Earnings per Share” for additional information. The remaining outstanding fully vested DSUs were 341,566 as of December 31, 2020, 2019 and 2018. Future share settlements of DSUs by year consisted of the following:

December 31, 2020
2021	60,373
2022	281,193

341,566

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
offering period.
The ESPP initially had 366,667 shares of common stock reserved, and 176,877 and 204,473 shares of common stock remain available for issuance as of  December 31, 2020 and 2019, respectively. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At December 31, 2020, total unrecognized compensation cost related to the ESPP was $74,000 and is expected to be recognized over a weighted average period of 0.37 years.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the consolidated statements of net and comprehensive income and consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
ESPP	$168	$139	$109
RSAs – non-employee directors	606	643	632
RSUs – employees (1)	6,003	5,419	4,233
RSUs – independent contractors (2)	3,128	3,077	7,009

	$9,905	$9,278	$11,983

(1)	Includes expense related to the acceleration of vesting of certain RSUs.
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
non-employee
directors.

13.	Income Taxes
The components of income from continuing operations before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$62,206	$112,425	$119,446
Foreign	(2,842)	(4,913)	(2,226)

	$59,364	$107,512	$117,220

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Federal:
Current	$12,437	$22,638	$24,101
Deferred	310	665	(268)

	12,747	23,303	23,833

State:
Current	3,616	7,718	6,004
Deferred	163	(507)	162

	3,779	7,211	6,166

Foreign:
Current	—	—	—
Deferred	—	68	(36)

	—	68	(36)

	$16,526	$30,582	$29,963

Significant components of the Company’s deferred tax assets, net consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred Tax Assets:
Accrued expenses and bonuses	$3,078	$2,481
Bad debt and other reserves	4,889	2,744
Deferred compensation	12,536	13,346
Operating lease ROU assets, net	21,125	21,761
Stock-based compensation	7,403	7,847
Net operating and capital loss carryforwards	3,932	3,612
State taxes	(163)	139
Amortizable intangibles and other	1,070	328

Deferred tax assets before valuation allowance	53,870	52,258
Valuation allowance	(4,418)	(3,921)

Deferred Tax Assets	49,452	48,337

Deferred Tax Liabilities:
Fixed assets	(6,814)	(4,422)
Operating lease liabilities	(19,357)	(20,117)
Prepaid expenses	(533)	(940)
Other comprehensive income	(800)	(552)
Goodwill and other	(574)	(184)

Deferred Tax Liabilities	(28,078)	(26,215)

Deferred Tax Assets, Net	$21,374	$22,122

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

As of December 31, 2020, and 2019, the Company had state and Canadian net operating loss carryforwards of approximately $15.4 million and $14.0 million, respectively, principally all of which will begin to expire in 2033.
A valuation allowance is required when it is more-likely-than not that all or a portion of a deferred tax asset will not be realized. Realization of a deferred tax asset is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. The Company determined that as of December 31, 2020 and 2019, $4.4 million and $3.9 million, respectively, of the deferred tax assets related to state and Canadian losses do not satisfy the recognition criteria. The Company has therefore recorded a valuation allowance for this amount. The valuation allowance for deferred tax assets was increased by $497,000, $1.4 million and $677,000 during 2020, 2019 and 2018, respectively. The increases are primarily related to the Company’s Canadian operations.
The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Years Ended December 31,
	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$12,466	21.0%	$22,578	21.0%	$24,616	21.0%
State income tax expense, net of federal benefit	2,983	5.0%	5,698	5.3%	4,550	3.9%
Windfall tax benefits, net related to stock-based compensation	240	0.4%	(196)	(0.2)%	(1,535)	(1.3)%
Change in valuation allowance	497	0.8%	1,351	1.3%	677	0.6%
Permanent and other items (1)	340	0.6%	1,151	1.0%	1,655	1.4%

	$16,526	27.8%	$30,582	28.4%	$29,963	25.6%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, reversal of uncertain tax positions and meals and entertainment.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Beginning balance	$775	$1,246	$—
Gross increase (decrease) as a result of positions taken:
Prior periods	—	—	1,246
Current period	—	—	—
Settlement with tax authorities	—	—	—
Expiration of applicable statutes of limitation	(720)	(471)	—

Ending balance	$55	$775	$1,246

It is reasonably possible that the unrecognized tax benefits balance may decrease by $55,000 during the next 12 months due to the expiration of the statute of limitations. During the years ended December 31, 2020 and 2019, penalties of $13,000 and $136,000, respectively, were recorded relating to unrecognized tax benefits.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

The Company is subject to tax in various jurisdictions and, as a matter of ordinary course, the Company may be subject to income tax examinations by the federal, state and foreign taxing authorities for the tax years 2016 to 2020.

The Company is not currently under income tax examination by any taxing authority.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as this subsidiary is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.

14.	Retirement Plans
The Company has its own defined contribution plan
(the “Marcus & Millichap, Inc. 401(k) Plan”) under Section 401(k) of the Internal Revenue Code for all eligible employees who have completed one month of service. The contribution plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Participants may contribute up to 100% of their annual eligible compensation, subject to IRS limitations and ERISA. The Company matches employees’ contributions each pay period, dollar for dollar, up to a maximum of $4,000. Employees become vested in these Company contributions 33% upon one year of service, 66% upon two years of service and 100% upon three years of service. The Company suspended matching contributions effective as of the May 15, 2020 pay date, until further notice. Company matching contributions aggregated $1.0 million, $1.1 million and $920,000 for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

15.	Earnings per Share
Basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 consisted of the following (in thousands, except per share data):

	Years Ended December 31,
	2020	2019	2018
Numerator (Basic and Diluted):
Net income	$42,838	$76,930	$87,257
Increase in value for stock settled consideration, net	3	—	—

Adjusted net income	$42,835	$76,930	$87,257

Denominator:
Basic
Weighted Average Common Shares Issued and Outstanding	39,318	39,083	38,637
Deduct: Unvested RSAs (1)	(18)	(21)	(30)
Add: Fully vested DSUs (2)	342	342	542

Weighted Average Common Shares Outstanding	39,642	39,404	39,149

Basic earnings per common share	$1.08	$1.95	$2.23

Diluted
Weighted Average Common Shares Outstanding from above	39,642	39,404	39,149
Add: Dilutive effect of RSUs, RSAs & ESPP	67	144	234
Add: Contingently issuable shares (3)	26	—	—

Weighted Average Common Shares Outstanding	39,735	39,548	39,383

Diluted earnings per common share	$1.08	$1.95	$2.22

Antidilutive shares excluded from diluted earnings per common share (4)	684	348	137

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

(3)	Relates to contingently issuable stock settled consideration.
(4)	Primarily pertaining to RSU grants to the Company’s employees and independent contractors.

16.	Commitments and Contingencies
Credit Agreement
On

June 18, 2014, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), as amended and restated on May 28, 2019, and further, amended on November 27, 2019 and on
February 9, 2021
 (the “Credit Agreement”). The Credit Agreement provides for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”) and matures on June 1, 2022.
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Facility must be repaid in full. Upon the expiration of the use of the LIBOR as a benchmark, the benchmark will be replaced with the SOFR plus a spread adjustment.
Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at December 31, 2020. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of (a) the Bank’s prime rate,
(b) one-month
LIBOR plus 1.50%, and (c) the federal funds rate plus 1.50%), or (ii) at a fixed rate per annum determined by Bank to be between 0.875% to 1.125% above LIBOR. In connection with the amendments of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying consolidated statements of net and comprehensive income and was $93,000, $94,000 and $104,000 during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain

(i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 1.5:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of December 31, 2020, the Company was in compliance with all financial and non-financial
covenants and has not experienced any limitation in its operations as a result of the covenants.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to certain investment sales and financing professionals upon reaching certain time and performance goals. Such commitments as of December 31, 2020 aggregated $21.2 million.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

17.	Selected Quarterly Financial Data (Unaudited)
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

	Three Months Ended
	Dec. 31	Sep. 30	Jun. 30	Mar. 31	Dec. 31	Sep. 30	Jun. 30	Mar. 31
	2020	2020	2020	2020	2019	2019	2019	2019
Consolidated Financial Statement Data:	(in thousands, except per share data)
Total revenues	$250,214	$158,575	$117,400	$190,717	$237,908	$198,220	$209,593	$160,707
Cost of services	160,672	99,707	73,743	113,757	155,196	124,147	127,847	91,688
Operating income (loss)	30,052	6,540	(2,614)	19,636	27,104	24,072	26,978	18,269
Net income	23,622	6,040	106	13,070	20,721	19,292	21,279	15,638
Earnings per share:
Basic	$0.59	$0.15	$—	$0.33	$0.53	$0.49	$0.54	$0.40
Diluted	$0.59	$0.15	$—	$0.33	$0.52	$0.49	$0.54	$0.40