Form 10-Q
period 2021-03-31
Marcus & Millichap, Inc.
filed 2021-05-07
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of May 4, 2021 was 39,530,910 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$221,708	$243,152
Commissions receivable, net	8,205	10,391
Prepaid expenses	10,084	10,153
Marketable debt securities, available-for-sale (includes amortized cost of $134,460 and $158,148 at March 31, 2021 and December 31, 2020, respectively, and $0 allowance for credit losses)	134,494	158,258
Advances and loans, net	2,106	2,413
Other assets	5,642	4,711

Total current assets	382,239	429,078
Property and equipment, net	22,931	23,436
Operating lease right-of-use assets, net	81,105	84,024
Marketable debt securities, available-for-sale (includes amortized cost of $65,114 and $45,181 at March 31, 2021 and December 31, 2020, respectively, and $0 allowance for credit losses)	66,931	47,773
Assets held in rabbi trust	10,574	10,295
Deferred tax assets, net	20,629	21,374
Goodwill and other intangible assets, net	50,817	52,053
Advances and loans, net	111,781	106,913
Other assets	4,075	4,176

Total assets	$751,082	$779,122

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$18,919	$18,288
Deferred compensation and commissions	33,199	58,106
Income tax payable	8,512	3,726
Operating lease liabilities	19,209	19,190
Accrued bonuses and other employee related expenses	11,478	21,007

Total current liabilities	91,317	120,317
Deferred compensation and commissions	28,745	38,745
Operating lease liabilities	57,134	59,408
Other liabilities	12,217	13,816

Total liabilities	189,413	232,286

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,500,966 and 39,401,976 at March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	113,737	113,182
Retained earnings	446,088	431,076
Accumulated other comprehensive income	1,840	2,574

Total stockholders’ equity	561,669	546,836

Total liabilities and stockholders’ equity	$751,082	$779,122

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Real estate brokerage commissions	$162,796	$171,829
Financing fees	17,843	15,351
Other revenues	3,338	3,537

Total revenues	183,977	190,717

Operating expenses:
Cost of services	109,103	113,757
Selling, general and administrative	51,677	54,860
Depreciation and amortization	2,997	2,464

Total operating expenses	163,777	171,081

Operating income	20,200	19,636
Other income (expense), net	1,044	(366)
Interest expense	(146)	(283)

Income before provision for income taxes	21,098	18,987
Provision for income taxes	6,086	5,917

Net income	15,012	13,070

Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in net unrealized – (losses) gains	(621)	(497)
Less: reclassification adjustment for net losses included in other income (expense), net	—	11

Net change, net of tax of $(215) and $(168) for the three months ended March 31, 2021 and 2020, respectively	(621)	(486)
Foreign currency translation (loss) gain, net of tax of $0 for each of the three months ended March 31, 2021 and 2020	(113)	891

Total other comprehensive (loss) income	(734)	405

Comprehensive income	$14,278	$13,475

Earnings per share:
Basic	$0.38	$0.33
Diluted	$0.37	$0.33
Weighted average common shares outstanding:
Basic	39,757	39,541
Diluted	40,124	39,646
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Additional	Stock Notes Receivable		Accumulated Other
	Shares	Amount	Shares	Amount	Paid-In Capital	From Employees	Retained Earnings	Comprehensive Income (Loss)	Total
Balance at December 31, 2020	—	$—	39,401,976	$4	$113,182	$—	$431,076	$2,574	$546,836
Net and comprehensive income (loss)	—	—	—	—	—	—	15,012	(734)	14,278
Stock-based award activity
Stock-based compensation	—	—	—	—	2,288	—	—	—	2,288
Issuance of common stock for vesting of restricted stock units	—	—	149,117	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(50,127)	—	(1,733)	—	—	—	(1,733)

Balance as of March 31, 2021	—	$—	39,500,966	$4	$113,737	$—	$446,088	$1,840	$561,669

	Three Months Ended March 31, 2020
	Preferred Stock		Common Stock		Additional	Stock Notes Receivable		Accumulated Other
	Shares	Amount	Shares	Amount	Paid-In Capital	From Employees	Retained Earnings	Comprehensive Income	Total

Balance at December 31, 2019	—	$—	39,153,195	$4	$104,658	$(4)	$388,271	$1,978	$494,907
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(33)	—	(33)

Balance at January 1, 2020, as adjusted	—	—	39,153,195	4	104,658	(4)	388,238	1,978	494,874
Net and comprehensive income	—	—	—	—	—	—	13,070	405	13,475
Stock-based award activity
Stock-based compensation	—	—	—	—	2,632	—	—	—	2,632
Issuance of common stock for vesting of restricted stock units	—	—	170,106	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(50,872)	—	(1,689)	—	—	—	(1,689)

Balance as of March 31, 2020	—	$—	39,272,429	$4	$105,601	$(4)	$401,308	$2,383	$509,292

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$15,012	$13,070
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,997	2,464
Amortization of right-of-use assets	6,009	5,500
Credit loss recovery	(146)	(120)
Stock-based compensation	2,288	2,632
Deferred taxes, net	909	1,345
Unrealized foreign exchange (gains) losses	(157)	1,024
Net realized gains on marketable debt securities, available-for-sale	(1)	(53)
Other non-cash items	(49)	485
Changes in operating assets and liabilities:
Commissions receivable	1,776	1,350
Prepaid expenses	74	1,576
Advances and loans	(4,440)	(29,441)
Other assets	(1,187)	(100)
Accounts payable and other liabilities	2,071	(923)
Income tax payable	4,786	4,070
Accrued bonuses and other employee related expenses	(9,362)	(17,035)
Deferred compensation and commissions	(33,781)	(33,898)
Operating lease liabilities	(5,275)	(4,477)
Other liabilities	(1,626)	(262)

Net cash used in operating activities	(20,102)	(52,793)

Cash flows from investing activities
Acquisition of businesses, net of cash received	229	(6,000)
Purchases of marketable debt securities, available-for-sale	(81,264)	(28,919)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	85,065	50,623
Issuances of employee notes receivable	(40)	(211)
Payments received on employee notes receivable	250	1
Purchase of property and equipment	(1,099)	(2,397)

Net cash provided by investing activities	3,141	13,097

Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(1,733)	(1,689)
Principal payments on stock appreciation rights liability	(1,481)	(1,251)
Principal payments on deferred consideration	(1,302)	—

Net cash used in financing activities	(4,516)	(2,940)

Effect of currency exchange rate changes on cash and cash equivalents	33	(274)

Net decrease in cash and cash equivalents	(21,444)	(42,910)
Cash and cash equivalents at beginning of period	243,152	232,670

Cash and cash equivalents at end of period	$221,708	$189,760

Supplemental disclosures of cash flow information
Interest paid during the period	$697	$845

Income taxes paid, net	$339	$503

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation and Recent Accounting Pronouncements
Description of Business
Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of March 31, 2021, MMI operates 84 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
Reorganization and Initial Public Offering
MMI was formed in June 2013
in preparation for Marcus & Millichap Company (“MMC”) to spin-off its majority-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”). Prior to the initial public offering (“IPO”) of MMI, all of the preferred and common stockholders of MMREIS (including MMC and employees of MMREIS) contributed all of their outstanding shares to MMI, in exchange for new MMI common stock. As a result, MMREIS became a wholly-owned subsidiary of MMI. Thereafter, MMC distributed
80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness of MMC. MMI completed its IPO in November 2013.
Basis of Presentation
The financial information presented in th
e
 accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form
10-Q
and
Article 10-01
of
Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K
filed on March 1, 2021 with the SEC. The results of the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, for other interim periods or for future years.
Considerations Related to the
COVID-19
Pandemic
The Company could continue to experience operational and financial impacts due to the
COVID-19
pandemic. Actual results may differ from the Company’s current estimates as there is some uncertainty around the scope and duration of the
COVID-19
pandemic, and, as a result, the extent of the impact of
COVID-19
on the Company’s operational and financial performance is uncertain and cannot be predicted. The Company expects the effects of the
COVID-19
pandemic to continue to impact its financial position, results of operations, and cash flows for at least the first half of 2021.
See Note 2 – “Property and Equipment, Net”, N
o
te 5 – “Acquisitions, Goodwill and Other Intangible Assets” and Note 8 – “Fair Value Measurements” for further discussions on the potential impacts of
COVID-19.
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
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three months ended March 31, 2021 and 2020, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three months ended March 31, 2021, the Company’s Canadian operations represented less than 2% of total revenues. During the three months ended March 31, 2020, the Company’s Canadian operations represented approximately 2% of total revenues.
During the three months ended March 31, 2021, no office represented 10% or more of total revenues. During the three months ended March 31, 2020, one office represented 10% or more of total revenues.
Recent Accounting Pronouncements
Pending Adoption
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
(“ASU
2020-04”).
ASU
2020-04
provides temporary optional exceptions to the guidance in U.S. GAAP on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). ASU
2020-04
is effective for all entities upon issuance and may be applied prospectively to contract modifications through December 31, 2022. The guidance applies to the Company’s Credit Agreement (see Note 13 – “Commitments and Contingencies”), which references LIBOR, and will generally allow it to account for and present a modification as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. As of March 31, 2021, the Company has not drawn funds from the credit facility. The Company continues to evaluate the impact of this new standard but
does not expect ASU
2020-04
to have a material effect on its condensed consolidated financial statements.

2.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Computer software and hardware equipment	$32,049	$30,955
Furniture, fixtures and equipment	23,504	23,418
Less: accumulated depreciation and amortization	(32,622)	(30,937)

	$22,931	$23,436

During the three months ended March 31, 2021 and 2020, the Company wrote-off
approximately $41,000 and $191,000, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
As of March 31, 2021 and 2020, property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $275,000 and $259,000, respectively.
The Company evaluates its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of March 31, 2021, the Company considered the impact of the
COVID-19
pandemic and evaluated its property and equipment for potential indicators of impairment. The Company concluded that as of March 31, 2021, there were no indicators of impairment of its property and equipment.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Operating Leases
The Company has operating leases for all of its facilities and autos. As of March 31, 2021 and December 31, 2020, operating lease right-of-use
(“ROU”) assets were $127.7 million and $126.9 million, respectively, and the related accumulated amortization was $46.6 million and $42.9 million, respectively.
The operating lease cost, included in selling, general and administrative expense in the condensed consolidated statement of net and comprehensive income, consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost:
Lease cost (1)	$6,589	$6,263
Variable lease cost (2)	1,400	1,396
Sublease income	(33)	(77)

	$7,956	$7,582

(1)	Includes short-term lease cost and ROU asset amortization.
(2)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.
Maturities of lease liabilities by year consisted of the following (in thousands):

March 31, 2021
Remainder of 2021	$17,205
2022	17,722
2023	14,331
2024	12,089
2025	9,877
Thereafter	10,835

Total future minimum lease payments	82,059
Less imputed interest	(5,716)

Present value of operating lease liabilities	$76,343

Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,862	$5,223
Noncash activity:
ROU assets obtained in exchange for operating lease liabilities	$3,004	$3,109
Tenant improvements owned by lessor related to ROU assets (1)	$55	$317

(1)	Reclassification from other assets current.
Other information related to the operating leases consisted of the following:

	March 31, 2021	December 31, 2020
Weighted average remaining operating lease term	4.71 years	4.70 years
Weighted average discount rate	3.0%	3.1%

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Investments in Marketable Debt Securities
Amortized cost, allowance for credit losses, gross unrealized gains/losses in accumulated other comprehensive income/loss and fair value of marketable debt securities, available-for-sale,
by type of security consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$69,217	$—	$23	$—	$69,240
U.S. government sponsored entities	11,450	—	4	—	11,454
Corporate debt	53,793	—	7	—	53,800

	$134,460	$—	$34	$—	$134,494

Long-term investments:
U.S. treasuries	$22,342	$—	$179	$—	$22,521
U.S. government sponsored entities	1,012	—	36	(3)	1,045
Corporate debt	35,424	—	1,505	(60)	36,869
Asset-backed securities (“ABS”) and other	6,336	—	166	(6)	6,496

	$65,114	$—	$1,886	$(69)	$66,931

	December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$75,887	$—	$88	$(5)	$75,970
U.S. government sponsored entities	32,439	—	8	—	32,447
Corporate debt	49,822	—	20	(1)	49,841

	$158,148	$—	$116	$(6)	$158,258

Long-term investments:
U.S. treasuries	$3,375	$—	$266	$—	$3,641
U.S. government sponsored entities	1,114	—	38	—	1,152
Corporate debt	34,183	—	2,137	(33)	36,287
ABS and other	6,509	—	195	(11)	6,693

	$45,181	$—	$2,636	$(44)	$47,773

The Company’s investments in marketable debt securities,
available-for-sale,
that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	March 31, 2021
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government sponsored entities	$139	$(3)	$—	$—	$139	$(3)
Corporate debt	20,447	(52)	139	(8)	20,586	(60)
ABS and other	363	—	345	(6)	708	(6)

	$20,949	$(55)	$484	$(14)	$21,433	$(69)

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$41,702	$(5)	$—	$—	$41,702	$(5)
Corporate debt	29,810	(34)	—	—	29,810	(34)
ABS and other	546	(6)	157	(5)	703	(11)

	$72,058	$(45)	$157	$(5)	$72,215	$(50)

Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale,
consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Gross realized gains (1)	$1	$53

Gross realized losses (1)	$—	$—

(1)
Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of March 31, 2021, the portfolio had an average credit rating of AA and weighted term to contractual maturity
of 1.7 years, with 27 securities in the portfolio with an unrealized loss aggregating $69,000, or 0.3% of amortized cost, and a weighted average credit rating of A+.
As of March 31, 2021, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic situation and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principle payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$134,460	$134,494	$158,148	$158,258
Due after one year through five years	50,401	51,534	30,604	32,041
Due after five years through ten years	10,323	10,891	10,022	11,044
Due after ten years	4,390	4,506	4,555	4,688

	$199,574	$201,425	$203,329	$206,031

Weighted average contractual maturity		1.7 years		1.6 years
Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Acquisitions, Goodwill and Other Intangible Assets
During the three months ended March 31, 2021, the Company recognized measurement period adjustments, including additional cash acquired to the provisional amounts that were recognized at the acquisition date for businesses acquired during 2020 to reflect new information obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. The impact to amortization expense not previously recognized related to these adjustments was not material.
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$34,046	$—	$34,046	$33,375	$—	$33,375
Intangible assets (1)	23,975	(7,204)	16,771	24,745	(6,067)	18,678

	$58,021	$(7,204)	$50,817	$58,120	$(6,067)	$52,053

(1)	Total weighted average amortization period was 5.53 years and 5.57 years as of March 31, 2021 and December 31, 2020, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$33,375	$15,072
Additions from acquisitions (1)	671	3,990
Impairment losses	—	—

Ending balance	$34,046	$19,062

(1)	The 2021 addition represents a measurement period adjustment.
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

March 31, 2021
Remainder of 2021	$2,737
2022	3,474
2023	3,419
2024	2,891
2025	2,659
Thereafter	1,591

$16,771

The Company evaluates goodwill for impairment annually in the fourth quarter. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing, which indicate that it is more likely than not an impairment loss has occurred. The Company evaluates its intangible assets that have finite useful lives whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021, the Company considered the impact of
COVID-19
pandemic and evaluated its goodwill and intangible assets for impairment testing. The Company considered qualitative and quantitative factors, including the impact from the
COVID-19
induced economic slowdown and current projected recovery timeframes. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of March 31, 2021, there was no impairment of its goodwill and intangible assets.

6.	Selected Balance Sheet Data
Advances and Loans, Net and Commissions Receivable, Net
Allowance for credit losses for advances and loans and commissions receivable consisted of the following (in thousands):

	Advances and Loans	Commissions Receivable	Total
Beginning balance as of January 1, 2021	$563	$94	$657
Credit loss recovery	(67)	(79)	(146)
Write-offs	(2)	—	(2)

Ending balance as of March 31, 2021	$494	$15	$509

	Advances and Loans	Commissions Receivable		Total
Beginning balance as of January 1, 2020	$512	$32	(1)	$544
Credit loss recovery	(120)	—		(120)
Write-offs	(2)	—		(2)

Ending balance as of March 31, 2020	$390	$32		$422

(1)	Includes cumulative-effect adjustment related to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses.
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Mortgage servicing rights (“MSRs”), net of amortization	$—	$—	$2,062	$1,897
Security deposits	—	—	1,463	1,461
Employee notes receivable (1)	165	185	13	246
Customer trust accounts and other	5,477	4,526	537	572

	$5,642	$4,711	$4,075	$4,176

(1)
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable were $10 and $0 for the three months ended March 31, 2021 and 2020, respectively. See Note 7 – “Related-Party Transactions” for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$1,897	$2,002
Additions	303	77
Amortization	(138)	(129)

Ending balance	$2,062	$1,950

The portfolio of loans serviced by the Company aggregated $1.6 billion for each of the periods ended March 31, 2021 and December 31, 2020, respectively. See Note 8 – “Fair Value Measurements” for additional information on MSRs.
In connection with MSR activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $2.0 million and $3.2 million as of March 31, 2021 and December 31, 2020, respectively, and the offsetting obligations are not presented in the Company’s condensed consolidated financial statements as they do not represent assets and liabilities of the Company.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Stock appreciation rights (“SARs”) liability (1)	$2,225	$2,162	$14,568	$16,671
Commissions payable to investment sales and financing professionals	29,054	54,082	7,389	15,306
Deferred compensation liability (1)	1,485	1,519	6,788	6,768
Other	435	343	—	—

	$33,199	$58,106	$28,745	$38,745

(1)
The SARs and deferred compensation liability become subject to payout as a result of a participant no longer being considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to the participants within the next twelve months have been classified as current.

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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on

January 1, 2014 at a rate based on the
10-year
treasury note, plus 2%. The rate resets annually. The rates at January 1, 2021 and 2020 were 2.930% and 3.920%, respectively. MMI recorded interest expense related to this liability of $122,000 and $178,000 for the three months ended March 31, 2021 and 2020, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the three months ended March 31, 2021 and 2020, the Company made total payments of $2.2 million and $2.1 million, consisting of principal and accumulated interest, respectively.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a
non-qualified
deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current. During the three months ended March 31, 2021 and 2020, the Company made total payments to participants of $371,000 and $358,000, respectively.
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

	Three Months Ended March 31,
	2021	2020
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$333	$(1,388)

Increase (decrease) in the net carrying value of the deferred compensation obligation (2)	$260	$(1,273)

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Non-Current
	March 31, 2021	December 31, 2020
Deferred consideration (1) (2)	$7,171	$8,582
Contingent consideration (1)	4,033	4,219
Other	1,013	1,015

	$12,217	$13,816

(1)
The current portions of deferred consideration in the amounts of $6,571 and $6,666 as of March 31, 2021 and December 31, 2020, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets. The current portions of contingent consideration in the amounts of $1,268 and $1,353 as of March 31, 2021 and December 31, 2020, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets.

(2)
Includes a measurement period adjustment made during the three months ended March 31, 2021, which represents a noncash investing activity. See Note 5 – “Acquisitions, Goodwill and Other Intangible Assets” for additional information.

7 .	Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. Under the TSA, the Company incurred net costs during the three months ended March 31, 2021 and 2020 of
$19,000 and $26,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended March 31, 2021 and 2020, the Company earned real estate brokerage commissions and financing fees of $457,000 and $766,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $274,000 and $453,000, respectively, related to these revenues.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. The related operating lease cost was $333,000 for each of the three months ended March 31, 2021 and 2020, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. See Note 3 – “Operating Leases” for additional information.
Accounts Payable and Other Liabilities with MMC
As of March 31, 2021 and December 31, 2020, accounts payable and other liabilities with MMC totaling $93,000 and $89,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to
non-executive
employees from
time-to-time.
At March 31, 2021 and December 31, 2020, the aggregate principal amount for employee notes receivable was $178,000 and $431,000, respectively, which is included in other assets (current and non-current)
in the accompanying condensed consolidated balance sheets. See Note 6 – “Selected Balance Sheet Data” for additional information.
As of March 31, 2021, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 39% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

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
Contingent consideration in connection with acquisitions, is carried at fair value and determined on a contract-by-contract
basis, calculated using unobservable inputs based on a probability of achieving EBITDA and other performance requirements, and is a Level 3 measurement. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time, and is a Level 2 measurement.
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	March 31, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$10,574	$—	$10,574	$—	$10,295	$—	$10,295	$—

Cash equivalents (1) :
Commercial paper and other	$3,899	$—	$3,899	$—	$9,399	$—	$9,399	$—
Money market funds	168,010	168,010	—	—	158,271	158,271	—	—

	$171,909	$168,010	$3,899	$—	$167,670	$158,271	$9,399	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$69,240	$69,240	$—	$—	$75,970	$75,970	$—	$—
U.S. government sponsored entities	11,454	—	11,454	—	32,447	—	32,447	—
Corporate debt	53,800	—	53,800	—	49,841	—	49,841	—

	$134,494	$69,240	$65,254	$—	$158,258	$75,970	$82,288	$—

Long-term investments:
U.S. treasuries	$22,521	$22,521	$—	$—	$3,641	$3,641	$—	$—
U.S. government sponsored entities	1,045	—	1,045	—	1,152	—	1,152	—
Corporate debt	36,869	—	36,869	—	36,287	—	36,287	—
ABS and other	6,496	—	6,496	—	6,693	—	6,693	—

	$66,931	$22,521	$44,410	$—	$47,773	$3,641	$44,132	$—

Liabilities:
Contingent consideration	$5,301	$—	$—	$5,301	$5,572	$—	$—	$5,572

Deferred consideration	$13,742	$—	$13,742	$—	$15,248	$—	$15,248	$—

Deferred compensation liability	$8,273	$8,273	$—	$—	$8,287	$8,287	$—	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
There were no

transfers in or out of Level 3 during the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021, the Company considered the economic impact of the
COVID-19
pandemic on the probability of achieving EBITDA and other performance targets, and current and future interest rates in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calcula
t
ed using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021 and December 31, 2020, contingent and deferred consideration has a maximum undiscounted payment to be settled in cash or stock of $32.0 million and $33.2 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to seven-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$5,572	$3,387
Contingent consideration in connection with acquisitions (1)	(100)	—
Change in fair value of contingent consideration	(171)	(225)
Payments of contingent consideration	—	—

Ending balance	$5,301	$3,162

(1)
Contingent consideration in connection with acquisitions represents a no
ncash investing activity. Relates to a measurement period adjustment. See Note 5 – “Acquisitions, Goodwill and Other Intangible Assets” for additional information.

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at March 31, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$5,301	Discounted cash flow	Expected life of cash flows	2.2-6.6 years (4.0 years)
			Discount rate	2.3%-4.3% (3.2%)
			Probability of achievement	35.3%-100.0% (82.3%)

	Fair Value at December 31, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$5,572	Discounted cash flow	Expected life of cash flows	2.4-6.8 years (4.4 years)
			Discount rate	2.6%-4.3% (3.4%)
			Probability of achievement	50.0%-100.0% (86.1%)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSRs are recorded at fair value upon acquisition of a servicing contract. The Company has elected the amortization method for the subsequent measurement of MSRs. MSRs are carried at the lower of amortized cost or fair value. MSRs are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The estimated fair value of the Company’s MSRs were developed using a discounted cash flow model that calculates the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Management made revisions to the assumptions used in the determination of fair value for MSRs after considering the economic impact of the
COVID-19
pandemic on default, severity, prepayment and discount rates related to the specific types and underlying collateral of the various serviced loans, interest rates, refinance rates, and current government and private sector responses to the pandemic. MSRs are carried at the lower of amortized cost or fair value. The fair value of the MSRs approximated the carrying value at March 31, 2021 and December 31, 2020 after consideration of the revisions to the various assumptions. See Note 6 – “Selected Balance Sheet Data – Other Assets – MSRs” for additional information.
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
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial assets measured at fair value on a nonrecurring basis consisted of the following (dollars in thousands):

	Fair Value at March 31, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,415	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	0.3%-4.3% (1.2%)
			Loss severity	26.2%-31.4% (28.0%)
			Discount rate	10.0%-10.0% (10.0%)

	Fair Value at December 31, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,135	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	0.3%-4.1% (1.1%)
			Loss severity	26.2%-31.4% (28.0%)
			Discount rate	10.0%-10.0% (10.0%)

(1)	Weighted average is based on the 10% constant prepayment rate scenario which the Company uses as the reported fair value.

9.	Stockholders’ Equity
Common Stock
As of March 31, 2021 and December 31, 2020, there were 39,500,966 and 39,401,976 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested restricted stock awards (“RSAs”) issued to non-employee
directors, respectively. See Note 12 – “Earnings per Share” for additional information.
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.
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
2013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors receive annual grants under a director compensation policy. As of March 31, 2021, there were 4,757,955 shares available for future grants under the 2013 Plan.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to
non-employee
directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year
period from the date of grant
,
subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. As of March 31, 2021, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the three months ended March 31, 2021, 149,117 shares of RSUs vested and 50,127 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. During the three months ended March 31, 2021, there were no deferred stock units (“DSUs”) that settled.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2020 (1)	16,728	637,650	264,001	918,379	33.73
Granted	—	217,893	9,834	227,727	39.10
Vested	—	(132,176)	(16,941)	(149,117)	33.01
Transferred	—	(3,220)	3,220	—	31.05
Forfeited/canceled	—	(16,476)	(3,585)	(20,061)	33.05

Nonvested shares at March 31, 2021 (1)	16,728	703,671	256,529	976,928	34.56

Unrecognized stock-based compensation expense as of March 31, 2021 (2)	$42	$24,124	$7,212	$31,378

Weighted average remaining vesting period (years) as of March 31, 2021	0.10	3.91	3.09	3.72

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.72 years.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The ESPP initially had 366,667 shares of common stock reserved, and 176,877 shares of common stock remain available for issuance as of March 31, 2021. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At March 31, 2021, total unrecognized compensation cost related to the ESPP was $24,000 and is expected to be recognized over a weighted average period of 0.12 years.
SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled. As of March 31, 2021, the remaining future share settlements of fully vested DSUs by year consisted of the following:

March 31, 202 1
2021	60,373
2022	281,193

341,566

Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income and consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
ESPP	$50	$47
RSAs – non-employee directors	111	160
RSUs – employees	1,454	1,656
RSUs – independent contractors	673	769

	$2,288	$2,632

11.	Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 28.8% and 31.2%, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any.

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$4,431	21.0%	$3,987	21.0%
State income tax expense, net of federal benefit	1,048	5.0%	1,018	5.4%
Windfall tax benefits, net related to stock-based compensation	(27)	(0.1)%	(17)	(0.1)%
Change in valuation allowance	180	0.9%	367	1.9%
Permanent and other items (1)	454	2.0%	562	3.0%

	$6,086	28.8%	$5,917	31.2%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits and meals and entertainment.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Earnings per Share
Basic and diluted earnings per share for the three months ended March 31, 2021 and 2020, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator (Basic and Diluted):
Net income	$15,012	$13,070
Decrease in value for stock settled consideration	12	—

Adjusted net income	$15,024	$13,070

Denominator:
Basic
Weighted average common shares issued and outstanding	39,432	39,217
Deduct: Unvested RSAs (1)	(17)	(18)
Add: Fully vested DSUs (2)	342	342

Weighted average common shares outstanding	39,757	39,541

Basic earnings per common share	$0.38	$0.33

Diluted
Weighted average common shares outstanding from above	39,757	39,541
Add: Dilutive effect of RSUs, RSAs & ESPP	208	105
Add: Contingently issuable shares (3)	159	—

Weighted average common shares outstanding	40,124	39,646

Diluted earnings per common share	$0.37	$0.33

Antidilutive shares excluded from diluted earnings per common share (4)	230	521

(1)
RSAs were issued and outstanding to the
non-employ
e
e
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at March 31, 2021. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of (a) the Bank’s prime rate,
(b) one-month
LIBOR plus 1.50%, and (c) the federal funds rate plus 1.50%), or (ii) at a fixed rate per annum determined by Bank to be between 0.875% to 1.125% above LIBOR. In connection with the amendments of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $24,000 and $22,000 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 1.5:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of March 31, 2021, the Company was in compliance with all financial and non-financial
covenants and has not experienced any limitation in its operations as a result of the covenants.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to certain investment sales and financing professionals upon reaching certain time and performance goals. Such commitments as of March 31, 2021 aggregated $22.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its other consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the continuing impact of the
COVID-19
pandemic. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form
10-Q
and in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2020 filed with the SEC on March 1, 2021, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of March 31, 2021, we had 2,038 investment sales and financing professionals that are primarily exclusive independent contractors operating in 84 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. We also offer market research, consulting and advisory services to our clients. During the three months ended March 31, 2021, we closed 2,332 investment sales, financing and other transactions with total sales volume of approximately $12.0 billion. During the year ended December 31, 2020, we closed 8,954 investment sales, financing and other transactions with total sales volume of approximately $43.4 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing equity advisory services, loan sales and consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During each of the three months ended March 31, 2021 and the year ended December 31, 2020, approximately 88% of our revenues were generated from real estate brokerage commissions, 10% from financing fees and 2% from other real estate related services.
We divide commercial real estate into four major market segments, characterized by price:

•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million to up to but less than $10 million;

•	Middle market: properties priced from $10 million to up to but less than $20 million; and

•	Larger transaction market: properties priced from $20 million and above.
Our strength is in serving private clients in the
$1-$10 million
private client market segment, which contributed approximately 65% and 67% of our real estate brokerage commissions during the three months ended March 31, 2021 and 2020, respectively. The following table sets forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended March 31,
	2021			2020			Change
	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
Real Estate Brokerage		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	227	$149	$6,138	216	$136	$5,742	11	$13	$396
Private client market ($1 - <$10 million)	1,200	3,668	105,423	1,242	4,001	114,264	(42)	(333)	(8,841)
Middle market ($10 - <$20 million)	78	1,067	20,601	91	1,222	22,668	(13)	(155)	(2,067)
Larger transaction market ( ≥ $20 million)	83	3,980	30,634	66	3,083	29,155	17	897	1,479

	1,588	$8,864	$162,796	1,615	$8,442	$171,829	(27)	$422	$(9,033)

2
4

COVID-19
We are closely monitoring the impact of the
COVID-19
pandemic on all aspects of our business and in the regions we operate. We continue to follow the local guidelines in cities where our offices are located, and all of our offices have re-opened,
and those that have not been able to
re-open
due to state and local restrictions are available to our employees and sales and financing professionals on an as-needed
basis.
Our business was impacted by the
COVID-19
pandemic during most of 2020, with the total number of transactions and total revenues declining 7.9% and 11.1% in the year ended December 31, 2020, respectively, compared to the same period in 2019. During the three months ended March 31, 2021, total revenues declined 3.5% compared to the same period in 2020. While our total revenues were below prior years’ levels, returning to prior years’ levels remains a major priority for us. We are extending the uses of technology and resource sharing measures adopted over the past year as ways to achieve more efficiency on a long-term basis.
Although the negative impact to our business has moderated, we anticipate that total revenues may be impacted for at least the first half of 2021 and until more stable business conditions begin to resume in 2021. We continue to monitor the expected trends and related demand for our services and will continue to adjust our operations accordingly. Our priority is to support our team’s efforts to increase client contact, provide expanded content and advisory services to investors and clients, and preserve our financial position through expense reductions. Given our significant liquidity, we expect our company to be well positioned to benefit from and contribute to the real estate transaction recovery when it emerges, including making accretive and synergistic acquisitions, which will help expand service offerings and market coverage.
Due to a high degree of uncertainty and fluidity of this situation, we are unable to predict the full extent of the continuing impact of the
COVID-19
pandemic on our financial condition, results of operations and cash flows. These uncertainties include the scope, severity and duration of the pandemic; variants in the virus and the effects thereof; expectation gaps among buyers and sellers on pricing and property operation, vulnerability to further economic weakness and/or slow recovery; a more difficult market environment for new investment sales and financing professionals who are experiencing extended ramp-up
time to reach production goals; the actions taken by state and local governments to contain the pandemic or mitigate its impact, including vaccination programs; the direct and indirect economic effects of the pandemic and containment measures and actions taken; and the impact of these and other factors on our employees, independent contractors, clients and potential clients.
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
The 2021 economic outlook was bolstered in the first quarter by the release of a third major stimulus package, the rapid deployment of
COVID-19
vaccines and a reduction of safety restrictions by many states. In the first quarter, core retail sales climbed 14%, signaling a robust consumption recovery. Barring a major setback such as significant problems with the vaccines or a wave of new vaccine-resistant
COVID-19
variants, many economists are predicting 2021 should deliver the strongest economic growth in a generation. We believe the prospect of a strong recovery could continue to help restrain the distressed asset market because many investors believe their asset performance could quickly recover, enabling them to cover missed payments. There are, however, still many hurdles to overcome. Total employment remains well-below pre-pandemic
levels, numerous service-sector businesses have shuttered and there is considerable uncertainty regarding a return to working in the office for many companies. We believe that while the broader recovery gains traction, these headwinds may weigh on select commercial real estate sectors and the urban core of major cities in particular. Investors appear to have begun to respond favorably to the anticipated economic revival. Although activity remains well below pre-pandemic
levels of a year ago, transaction momentum has increased dramatically from the trough in the second quarter of 2020. The multifamily, industrial, self-storage and net-leased
retail sectors have sustained the most positive momentum, while hospitality, senior housing, office and some types of retail remain clouded by uncertainty.

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
The pandemic has affected the space supply and demand balance of each commercial real estate sub-sector
in very different ways. A handful of property types including self-storage, industrial and biotech garnered increased demand through the pandemic. Apartment and manufactured housing demand have largely remained stable on a macro level as have most types of net-leased
assets. There is a broad-based perception that properties like hotels, student housing, senior housing and some types of multitenant retail could mount a relatively quick recovery once the pandemic passes, and there is still substantial uncertainty surrounding the office space demand outlook. In addition, space demand has varied dramatically between urban and suburban locations, as well as by metro with each state and city enforcing very different health and safety protocols over the last year. In terms of new supply, apartment and industrial development has continued virtually unchecked while space additions of most other property types declined. This reflects the challenges the construction industry has faced during the pandemic as well as the 13.5% rise in construction costs over the last year through March 2021. Barring an unanticipated setback, we believe that as greater clarity surrounding the health, economic and commercial real estate fundamentals outlook emerges, investor activity should recover over time.
Capital Markets
Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt and, as a result, credit and liquidity impact transaction activity and prices. Changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether increases or decreases, could adversely or positively affect the operations and income potential of commercial real estate properties, as well as lender and equity underwriting for real estate investments. These changes generally influence the demand of investors for commercial real estate investments.
Capital liquidity remains strong with debt financing available for most property types in most markets. Hotels and some retail properties still face difficulty in obtaining financing through traditional channels, but some private lenders have stepped into that space to provide liquidity. In such cases, the investor’s qualifications may be even more important than the asset they are financing. Although banks and government agencies continue to be the most active lenders, each providing more than one-third
of the total lending, other sources including commercial mortgage-backed securities have reentered the market to offer additional financing options. In general, both lending and interest rates appear to be moving back toward a pre-pandemic
balance. Investors have been keenly aware of the sharp rise in interest rates during the first quarter, largely driven by speculation of a strong economic recovery and a flow of capital out of the safety of the bond market, but treasury rates appear to have stabilized and they remain below pre-pandemic
levels. Federal Reserve statements have remained accommodative and although inflation risk has emerged as a leading investor concern, inflation remains in the Fed’s target range. Based on the foregoing, we believe market liquidity should remain strong, barring a significant pandemic-related or financial market setback.
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

Investor activity remains well-below year ago levels, but recovery momentum is mounting as uncertainty surrounding the economic and commercial real estate outlook begins to abate. Much of the hesitancy has been on the sellers’ side as they wait for the strengthening economy to bolster occupancy levels and boost property values. This is leading to a widening of the pricing expectation gap as buyers attempt to acquire properties with a “COVID discount” and sellers eye the particularly strong growth projections. The most stable assets in stronger markets are achieving pricing above pre-pandemic
levels, while assets with considerable uncertainty such as office properties that lack long-term, high-credit tenants continue to navigate the price discovery process. However, we believe low interest rates and generally broad capital availability have been positive forces supporting activity. We believe the many investors still on the sidelines have ample capital on-hand
to spur transaction activity once uncertainties abate, particularly after vaccinations reach a critical mass. Looking forward, tax policy is beginning to emerge as a primary concern for investors. Prospective increases in personal, corporate, capital gains and estate taxes have the potential to dampen consumption and business investment while simultaneously rendering existing investment and estate plans obsolete. Tax policy changes could spark a short-term wave of transactions or they could slow transaction activity depending on exactly how the changes are framed and the time frame in which they are enacted. In addition, questions remain about the future of 1031 tax deferred exchanges, but this tax code section has survived many attempts at elimination largely because studies have demonstrated that cancelling this tax code section would likely cause considerable economic and tax revenue losses. Nonetheless, we believe the emerging medical solutions to the health crisis and the eventual release of pent-up
demand among consumers and real estate investors should ultimately outweigh tax policy and the remaining headwinds impairing investor decisions.
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
Cost of Services
The majority of our cost of services expense is variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, because there are some who are initially paid a salary and certain of our financing professionals are employees, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual financial thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of one or three years, at our election, and paid at the beginning of the second and fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers where we are the principal service provider. Cost of services, therefore, can vary based on the commission structure of the independent contractors that closed transactions in any particular period.
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
Provision for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions and the impact of permanent items, including compensation charges, qualified transportation fringe benefits, uncertain tax positions, meals and entertainment and tax-exempt
deferred compensation plan assets. Our provision for income taxes includes the windfall tax benefits and shortfall expenses, net, from shares issued in connection with our 2013 Plan and ESPP.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.

Results of Operations
Following is a discussion of our results of operations for the three months ended March 31, 2021 and 2020. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended March 31, 2021 and 2020, we closed more than 2,300 and 2,200 investment sales, financing and other transactions, respectively, with total sales volume of approximately $12.0 billion and $11.8 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended March 31,
Real Estate Brokerage	2021	2020
Average Number of Investment Sales Professionals	1,959	1,889
Average Number of Transactions per Investment Sales Professional	0.81	0.85
Average Commission per Transaction	$102,517	$106,396
Average Commission Rate	1.84%	2.04%
Average Transaction Size (in thousands)	$5,582	$5,227
Total Number of Transactions	1,588	1,615
Total Sales Volume (in millions)	$8,864	$8,442

	Three Months Ended March 31,
Financing (1)	2021	2020
Average Number of Financing Professionals	86	89
Average Number of Transactions per Financing Professional	5.74	5.37
Average Fee per Transaction	$30,464	$30,900
Average Fee Rate	0.93%	0.84%
Average Transaction Size (in thousands)	$3,263	$3,670
Total Number of Transactions	494	478
Total Financing Volume (in millions)	$1,612	$1,754

(1)	Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three months ended March 31, 2021 and 2020
Below are key operating results for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 (dollars in thousands):

	Three Months Ended March 31,	Percentage of	Three Months Ended March 31,	Percentage of	Change
	2021	Revenue	2020	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$162,796	88.5%	$171,829	90.1%	$(9,033)	(5.3)%
Financing fees	17,843	9.7	15,351	8.0	2,492	16.2%
Other revenues	3,338	1.8	3,537	1.9	(199)	(5.6)%

Total revenues	183,977	100.0	190,717	100.0	(6,740)	(3.5)%

Operating expenses:
Cost of services	109,103	59.3	113,757	59.6	(4,654)	(4.1)%
Selling, general and administrative	51,677	28.1	54,860	28.8	(3,183)	(5.8)%
Depreciation and amortization	2,997	1.6	2,464	1.3	533	21.6%

Total operating expenses	163,777	89.0	171,081	89.7	(7,304)	(4.3)%

Operating income	20,200	11.0	19,636	10.3	564	2.9%
Other income (expense), net	1,044	0.6	(366)	(0.2)	1,410	(385.2)%
Interest expense	(146)	(0.1)	(283)	(0.1)	137	(48.4)%

Income before provision for income taxes	21,098	11.5	18,987	10.0	2,111	11.1%
Provision for income taxes	6,086	3.3	5,917	3.1	169	2.9%

Net income	$15,012	8.2%	$13,070	6.9%	$1,942	14.9%

Adjusted EBITDA (1)	$25,695	14.0%	$22,378	11.7%	$3,317	14.8%

(1)
Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $184.0 million for the three months ended March 31, 2021 compared to $190.7 million for the same period in 2020, a decrease of $6.7 million, or 3.5%. Total revenues decreased primarily as a result of a decrease in real estate brokerage commissions, partially offset by an increase in financing fees, as described below. Other revenues remained relatively comparable.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions decreased to $162.8 million for the three months ended March 31, 2021 from $171.8 million for the same period in 2020, a decrease of $9.0 million, or 5.3%. The decrease was primarily driven by a 20 basis points decrease in average commission rates, partially offset by a 5.0% increase in sales volume. Sales volume was primarily impacted by a 6.8% increase in the average transaction size due to a larger proportion of transactions closed by our larger transaction market segment, partially offset by a 1.7% decrease in the number of transactions.
Financing fees.
Revenues from financing fees increased to $17.8 million for the three months ended March 31, 2021 from $15.4 million for the same period in 2020, an increase of $2.5 million, or 16.2%. The increase was primarily driven by our recent acquisitions and other ancillary financing fees.
Other revenues.
Other revenues of $3.3 million for the three months ended March 31, 2021 were relatively comparable to the $3.5 million for the same period in 2020.
Total Operating Expenses
Our total operating expenses were $163.8 million for the three months ended March 31, 2021 compared to $171.1 million for the same period in 2020, a decrease of $7.3 million, or 4.3%. The decrease was primarily due to decreases in cost of services, which are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities, and selling, general and administrative costs, partially offset by an increase in and depreciation and amortization expense, as described below.

Cost of services.
Cost of services decreased to $109.1 million for the three months ended March 31, 2021 from $113.8 million for the same period in 2020, a decrease of $4.7 million, or 4.1%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percent of total revenues decreased to 59.3% compared to 59.6% for the same period in 2020 primarily due to a higher proportion of transactions that were closed by our more senior investment sales and financing professionals at the start of the pandemic during the three months ended March 31, 2020. Traditionally, cost of services as a percent of total revenues is lower during the three-month periods ended March 31 as certain investment professionals may earn a higher commission rate later in the year after meeting annual revenue thresholds.
Selling, general and administrative expense.
Selling, general and administrative expense for the three months ended March 31, 2021 decreased $3.2 million, or 5.8%, to $51.7 million from $54.9 million for the same period in 2020. The decrease was primarily due to decreases in (i) sales operations support and promotional marketing expenses primarily due to the Company’s annual sales recognition event being cancelled due to ongoing concerns about the pandemic; (ii) legal costs; and (iii) net other expense categories, including stock-based compensation expense. These decreases were partially offset by increases in (i) operating costs related to acquired businesses in the last 12 months; (ii) compensation related costs, including variable employee incentive compensation as a result of our performance and deferred compensation obligations; and (iii) facilities expenses due to the expansion of existing offices and our acquisition activities.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $3.0 million for the three months ended March 31, 2021 from $2.5 million for the same period in 2020, an increase of $0.5 million, or 21.6%. The increase was primarily driven by our expansion and growth due to acquisitions.
Other Income (Expense), Net
Other income (expense), net increased to $1.0 million for the three months ended March 31, 2021 from $(0.4) million for the same period in 2020. The increase was primarily driven by (i) a $1.7 million favorable change in the value of our deferred compensation plan assets that are held in a rabbi trust; and (ii) a $1.2 million foreign currency gain related to our Canadian operations. These increases were partially offset by (i) a $1.4 million reduction in interest income on our investments in marketable debt securities, available-for-sale
due to an overall decrease in interest rates; and (ii) a net $0.1 million reduction in other categories.
Interest Expense
Interest expense decreased to $0.1 million for the three months ended March 31, 2021 from $0.3 million for the same period in 2020. The decrease for the three months ended March 31, 2021 was primarily due to a decrease in interest expense on SARs liability and no interest expense related to notes payable to former stockholders, which were fully repaid during the second quarter of 2020.
Provision for Income Taxes
The provision for income taxes was $6.1 million for the three months ended March 31, 2021 compared to $5.9 million in the same period in 2020, an increase of $0.2 million, or 2.9%. The effective income tax rate for the three months ended March 31, 2021 was 28.8% compared to 31.2% for the same period in 2020. The effective income tax rate decreased primarily due to the effect of permanent items driven by the increase in value of our deferred compensation plan assets, a lower valuation allowance required for the deferred tax assets of the Company’s Canadian operations and a shift in the blended state tax rate to lower taxing jurisdictions, partially offset by an increase in amounts that were not deductible under Internal Revenue Code Section 162(m) limitations.

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

	Three Months Ended March 31,
	2021	2020
Net income	$15,012	$13,070
Adjustments:
Interest income and other (1)	(531)	(2,003)
Interest expense	146	283
Provision for income taxes	6,086	5,917
Depreciation and amortization	2,997	2,464
Stock-based compensation	2,288	2,632
Non-cash MSR activity (2)	(303)	15

Adjusted EBITDA (3)	$25,695	$22,378

(1)	Other includes net realized gains (losses) on marketable debt securities, available-for-sale.
(2)	Non-cash MSR activity includes the assumption of servicing obligations.
(3)	The increase in Adjusted EBITDA for the three months ended March 31, 2021 compared to the same period in 2020 is primarily due to a lower proportion of operating expenses compared to total revenues.
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

Cash Flows
Our total cash and cash equivalents balance decreased by $21.4 million to $221.7 million at March 31, 2021, compared to $243.2 million at December 31, 2020. The following table sets forth our summary cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(20,102)	$(52,793)
Net cash provided by investing activities	3,141	13,097
Net cash used in financing activities	(4,516)	(2,940)

Effect of currency exchange rate changes on cash and cash equivalents	33	(274)

Net decrease in cash and cash equivalents	(21,444)	(42,910)
Cash and cash equivalents at beginning of period	243,152	232,670

Cash and cash equivalents at end of period	$221,708	$189,760

Operating Activities
Cash flows used in operating activities were $20.1 million for the three months ended March 31, 2021 compared to $52.8 million for the same period in 2020. Net cash used in operating activities is driven by our net income adjusted for non-cash
items and changes in operating assets and liabilities. The $32.7 million decreased usage in operating cash flows for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a lower proportion of operating expenses compared to total revenues, differences in timing of certain payments and receipts, a decrease in advances related to the acquisitions of teams and long-term retention of our investment sales and financing professionals and a reduction in bonus accruals. We traditionally experience net cash used in operating activities during the three-month periods ended March 31, since bonuses and certain deferred commissions related to the prior year(s) are typically paid during the first quarter of the new year.
Investing Activities
Cash flows provided by investing activities were $3.1 million for the three months ended March 31, 2021 compared to cash flows provided by investing activities of $13.1 million for the same period in 2020. The $10.0 million decrease in cash flows provided by investing activities for the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to a $17.9 million reduction in net proceeds from sales and maturities of marketable debt securities, partially offset by a $6.2 million reduction in cash used in acquisitions of businesses, net of cash received during the three months ended March 31, 2021 compared to the same period in 2020.
Financing Activities
Cash flows used in financing activities were $4.5 million for the three months ended March 31, 2021 compared to $2.9 million for the same period in 2020. The change in cash flows used in financing activities for the three months ended March 31, 2021 compared to the same period in 2020 was primarily impacted by principal payments on deferred consideration for acquisitions with no such comparable outflow for the same period in 2020.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale
and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next 12 months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. In addition, our SARs agreements have provisions, which could accelerate repayment of outstanding principal and accrued interest and impact our liquidity. As of March 31, 2021, cash and cash equivalents and marketable debt securities, available-for-sale,
aggregated $423.1 million, and we had $59.5 million of borrowing capacity under our credit agreement.

Credit Agreement
We have a Credit Agreement with Wells Fargo Bank, National Association for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2022 (the “Credit Agreement”). See Note 13 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements for additional information on the Credit Agreement.
Contractual Obligations and Commitments
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2020 through the date the condensed consolidated financial statements were issued.
Off Balance Sheet Arrangements
We do not have any
off-balance
sheet arrangements.
Inflation
Our revenues and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to the
COVID-19
pandemic. The actual economic impact from inflation/deflation to our business remains unknown at this time.
Critical Accounting Policies; Use of Estimates
We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no significant changes in our critical accounting policies, as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2020.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. As of March 31, 2021, the fair value of investments in marketable debt securities, available-for-sale
was $201.4 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA as of March 31, 2021. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of March 31, 2021 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$2,318
1% Decrease	$1,495
1% Increase	$(2,197)
2% Increase	$(4,394)
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
based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that as of March 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees and independent contractors are working remotely due to the COVID-19 pandemic.
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
the year ended December 31, 2020.
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
10-Q
for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Net and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed.
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc .

Date: May 7, 2021	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)