Form 10-Q
period 2021-06-30
Marcus & Millichap, Inc.
filed 2021-08-06
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of August 2, 2021 was
39,579,303 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$230,414	$243,152
Commissions receivable, net	14,954	10,391
Prepaid expenses	10,402	10,153
Marketable debt securities, available-for-sale (includes amortized cost of $147,142 and $158,148 at June 30, 2021 and December 31, 2020, respectively, and $0 allowance for credit losses)	147,172	158,258
Advances and loans, net	2,657	2,413
Other assets	5,742	4,711

Total current assets	411,341	429,078
Property and equipment, net	22,746	23,436
Operating lease right-of-use assets, net	86,420	84,024
Marketable debt securities, available-for-sale (includes amortized cost of $95,488 and $45,181 at June 30, 2021 and December 31, 2020, respectively, and $0 allowance for credit losses)	97,514	47,773
Assets held in rabbi trust	11,178	10,295
Deferred tax assets, net	20,706	21,374
Goodwill and other intangible assets, net	49,843	52,053
Advances and loans, net	114,036	106,913
Other assets	3,986	4,176

Total assets	$817,770	$779,122

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$20,959	$18,288
Deferred compensation and commissions	48,169	58,106
Income tax payable	2,380	3,726
Operating lease liabilities	20,157	19,190
Accrued bonuses and other employee related expenses	23,854	21,007

Total current liabilities	115,519	120,317
Deferred compensation and commissions	32,191	38,745
Operating lease liabilities	61,293	59,408
Other liabilities	11,914	13,816

Total liabilities	220,917	232,286

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,578,360 and 39,401,976 at June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	117,457	113,182
Retained earnings	477,620	431,076
Accumulated other comprehensive income	1,772	2,574

Total stockholders’ equity	596,853	546,836

Total liabilities and stockholders’ equity	$817,770	$779,122

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Real estate brokerage commissions	$252,903	$103,371	$415,699	$275,200
Financing fees	28,214	12,703	46,057	28,054
Other revenues	3,829	1,326	7,167	4,863

Total revenues	284,946	117,400	468,923	308,117

Operating expenses:
Cost of services	178,585	73,743	287,688	187,500
Selling, general and administrative	61,797	43,519	113,474	98,379
Depreciation and amortization	2,959	2,752	5,956	5,216

Total operating expenses	243,341	120,014	407,118	291,095

Operating income (loss)	41,605	(2,614)	61,805	17,022
Other income (expense), net	1,370	2,975	2,414	2,609
Interest expense	(146)	(213)	(292)	(496)

Income before provision for income taxes	42,829	148	63,927	19,135
Provision for income taxes	11,297	42	17,383	5,959

Net income	31,532	106	46,544	13,176

Other comprehensive income (loss):
Marketable debt securities, available-for-sale:
Change in net unrealized gains	146	1,214	(475)	717
Less: reclassification adjustment for net losses included in other income (expense), net	3	13	3	24

Net change, net of tax of $51, $421, $(164) and $253 for the three and six months ended June 30, 2021 and 2020, respectively	149	1,227	(472)	741
Foreign currency translation (loss) gain, net of tax of $0 for each of the three and six months ended June 30, 2021 and 2020	(217)	(423)	(330)	468

Total other comprehensive (loss) income	(68)	804	(802)	1,209

Comprehensive income	$31,464	$910	$45,742	$14,385

Earnings per share:
Basic	$0.79	$—	$1.17	$0.33
Diluted	$0.78	$—	$1.16	$0.33
Weighted average common shares outstanding:
Basic	39,877	39,629	39,817	39,585
Diluted	40,139	39,673	40,112	39,662
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	—	$—	39,500,966	$4	$113,737	$—	$446,088	$1,840	$561,669
Net and comprehensive income (loss)	—	—	—	—	—	—	31,532	(68)	31,464
Stock-based award activity
Stock-based compensation	—	—	—	—	2,662	—	—	—	2,662
Shares issued pursuant to employee stock purchase plan	—	—	11,635	—	369	—	—	—	369
Issuance of common stock for vesting of restricted stock units	—	—	34,198	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,492	—	—	—	—	—	—
Issuance of common stock for stock settled deferred consideration	—	—	27,481	—	1,000	—	—	—	1,000
Shares withheld related to net share settlement of stock-based awards	—	—	(8,412)	—	(311)	—	—	—	(311)

Balance as of June 30, 2021	—	$—	39,578,360	$4	$117,457	$—	$477,620	$1,772	$596,853

	Three Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	—	$—	39,272,429	$4	$105,601	$(4)	$401,308	$2,383	$509,292
Net and comprehensive income	—	—	—	—	—	—	106	804	910
Stock-based award activity
Stock-based compensation	—	—	—	—	2,536	—	—	—	2,536
Shares issued pursuant to employee stock purchase plan	—	—	15,923	—	371	—	—	—	371
Issuance of common stock for vesting of restricted stock units	—	—	27,373	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	19,516	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(7,224)	—	(200)	—	—	—	(200)
Reduction of stock notes receivable from employees	—	—	—	—	—	4	—	—	4

Balance as of June 30, 2020	—	$—	39,328,017	$4	$108,308	$—	$401,414	$3,187	$512,913

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	39,401,976	$4	$113,182	$—	$431,076	$2,574	$546,836
Net and comprehensive income (loss)	—	—	—	—	—	—	46,544	(802)	45,742
Stock-based award activity
Stock-based compensation	—	—	—	—	4,950	—	—	—	4,950
Shares issued pursuant to employee stock purchase plan	—	—	11,635	—	369	—	—	—	369
Issuance of common stock for vesting of restricted stock units	—	—	183,315	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,492	—	—	—	—	—	—
Issuance of common stock for stock settled deferred consideration	—	—	27,481	—	1,000	—	—	—	1,000
Shares withheld related to net share settlement of stock-based awards	—	—	(58,539)	—	(2,044)	—	—	—	(2,044)

Balance as of June 30, 2021	—	$—	39,578,360	$4	$117,457	$—	$477,620	$1,772	$596,853

	Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	39,153,195	$4	$104,658	$(4)	$388,271	$1,978	$494,907
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(33)	—	(33)

Balance at January 1, 2020, as adjusted	—	—	39,153,195	4	104,658	(4)	388,238	1,978	494,874
Net and comprehensive income	—	—	—	—	—	—	13,176	1,209	14,385
Stock-based award activity
Stock-based compensation	—	—	—	—	5,168	—	—	—	5,168
Shares issued pursuant to employee stock purchase plan	—	—	15,923	—	371	—	—	—	371
Issuance of common stock for vesting of restricted stock units	—	—	197,479	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	19,516	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(58,096)	—	(1,889)	—	—	—	(1,889)
Reduction of stock notes receivable from employees	—	—	—	—	—	4	—	—	4

Balance as of June 30, 2020	—	$—	39,328,017	$4	$108,308	$—	$401,414	$3,187	$512,913

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$46,544	$13,176
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,956	5,216
Amortization of right-of-use assets	11,850	11,151
Credit loss recovery	(137)	(78)
Stock-based compensation	4,950	5,168
Deferred taxes, net	780	4,172
Unrealized foreign exchange (gains) losses	(560)	557
Net realized gains on marketable debt securities, available-for-sale	(10)	(117)
Other non-cash items	196	567
Changes in operating assets and liabilities:
Commissions receivable	(4,781)	(5)
Prepaid expenses	(239)	2,259
Advances and loans	(7,086)	(34,149)
Other assets	(2,138)	(1,059)
Accounts payable and other liabilities	4,988	(1,204)
Income tax receivable/payable	(1,345)	775
Accrued bonuses and other employee related expenses	3,005	(18,168)
Deferred compensation and commissions	(15,968)	(31,425)
Operating lease liabilities	(10,557)	(9,016)
Other liabilities	(1,982)	331

Net cash provided by (used in) operating activities	33,466	(51,849)

Cash flows from investing activities
Acquisition of businesses, net of cash received	229	(11,821)
Purchases of marketable debt securities, available-for-sale	(199,513)	(95,266)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	159,968	95,028
Issuances of employee notes receivable	(40)	(211)
Payments received on employee notes receivable	276	1
Purchase of property and equipment	(2,770)	(4,190)

Net cash used in investing activities	(41,850)	(16,459)

Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(2,044)	(1,889)
Proceeds from issuance of shares pursuant to employee stock purchase plan	369	371
Principal payments on notes payable to former stockholders	—	(6,563)
Principal payments on stock appreciation rights liability	(1,481)	(1,251)
Principal payments on deferred consideration	(1,302)	—

Net cash used in financing activities	(4,458)	(9,332)

Effect of currency exchange rate changes on cash and cash equivalents	104	(150)

Net decrease in cash and cash equivalents	(12,738)	(77,790)
Cash and cash equivalents at beginning of period	243,152	232,670

Cash and cash equivalents at end of period	$230,414	$154,880

Supplemental disclosures of cash flow information
Interest paid during the period	$714	$1,193

Income taxes paid, net	$17,897	$1,013

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	Description of Business, Basis of Presentation and Recent Accounting Pronouncements
Description of Business
Marcus & Millichap, Inc. (the “Company”,
 “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of June 30, 2021, MMI operates 84 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
and
Article 10-01
of
Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K
filed on March 1, 2021 with the SEC. The results of the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, for other interim periods or for future years.
Considerations Related to the
COVID-19
Pandemic
The Company may continue to experience operational and financial impacts due to the ongoing
COVID-19
pandemic. Actual results may differ from the Company’s current estimates due to the uncertainty around the economic impact and spread of new
COVID-19
variants and vaccination rates.
See Note 5 – “Acquisitions, Goodwill and Other Intangible Assets” and Note 8 – “Fair Value Measurements” for further discussions on the potential impacts of
COVID-19.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, investments in marketable debt securities, available-for-sale,
security deposits (included under other assets,
non-current)
and commissions receivable, net. Cash and cash equivalents are placed with high-credit quality financial institutions and invested in high-credit quality money market funds and commercial paper. Concentrations and ratings of marketable debt securities, available-for-sale
are limited by the approved investment policy.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

To reduce its credit risk, the Company monitors the credit standing of the financial institutions money market funds that represent amounts recorded as cash and cash equivalents. The Company historically has not experienced any significant losses related to cash and cash equivalents.
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and six months ended June 30, 2021 and 2020, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three and six months ended June 30, 2021 and 2020, the Company’s Canadian operations represented approximately 2% of total revenues.
During each of the three and
 six months ended June 30, 2021 and 2020, no office represented 10% or more of total revenues.
Recent Accounting Pronouncements
Pending Adoption
In March 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
(“ASU
2020-04”).
ASU
2020-04
provides temporary optional exceptions to the guidance in U.S. GAAP on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). ASU
2020-04
is effective for all entities upon issuance and may be applied prospectively to contract modifications through December 31, 2022. The guidance applies to the Company’s Credit Agreement (see Note 13 – “Commitments and Contingencies”), which references LIBOR, and will generally allow it to account for and present a modification as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. As of June 30, 2021, the Company has not drawn funds from the credit facility. The Company continues to evaluate the impact of this new standard but does not expect ASU
2020-04
to have a material effect on its condensed consolidated financial statements.

2.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computer software and hardware equipment	$31,007	$30,955
Furniture, fixtures and equipment	23,809	23,418
Less: accumulated depreciation and amortization	(32,070)	(30,937)

	$22,746	$23,436

During the six months ended June 30, 2021 and 2020, the Company wrote-off
approximately $2.4 million and $966,000, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
As of June 30, 2021 and 2020, property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $250,000 and $197,000, respectively.
3.	Operating Leases
The Company has operating leases for all of its facilities and autos. As of June 30, 2021 and December 31, 2020, operating lease right-of-use
(“ROU”) assets were $138.8 million and $126.9 million, respectively, and the related accumulated amortization was $52.4 million and $42.9 million, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The operating lease cost, included in selling, general and administrative expense in the condensed consolidated statement of net and comprehensive income, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost:
Lease cost (1)	$6,512	$6,341	$13,101	$12,604
Variable lease cost (2)	1,241	1,215	2,641	2,611
Sublease income	(19)	(89)	(52)	(166)

	$7,734	$7,467	$15,690	$15,049

(1)	Includes short-term lease cost and ROU asset amortization.
(2)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.
Maturities of lease liabilities by year consisted of the following (in thousands):

June 30, 2021
Remainder of 2021	$11,862
2022	19,536
2023	16,039
2024	13,913
2025	11,730
Thereafter	14,575

Total future minimum lease payments	87,655
Less imputed interest	(6,205)

Present value of operating lease liabilities	$81,450

Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

	Six Months Ended June 30,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$11,764	$10,456
Noncash activity:
ROU assets obtained in exchange for operating lease liabilities	$13,373	$6,334
Tenant improvements owned by lessor related to ROU assets (1)	$881	$317

(1)	Reclassification from other assets current.
Other information related to the operating leases consisted of the following:

	June 30, 2021	December 31, 2020
Weighted average remaining operating lease term	4.84 years	4.70 years
Weighted average discount rate	3.0%	3.1%

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
4.	Investments in Marketable Debt Securities
Amortized cost, allowance for credit losses, gross unrealized gains/losses in accumulated other comprehensive income/loss and fair value of marketable debt securities, available-for-sale,
by type of security consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$74,424	$—	$12	$—	$74,436
Corporate debt	72,718	—	19	(1)	72,736

	$147,142	$—	$31	$(1)	$147,172

Long-term investments:
U.S. treasuries	$52,033	$—	$185	$(22)	$52,196
U.S. government sponsored entities	888	—	27	(2)	913
Corporate debt	35,998	—	1,669	(18)	37,649
Asset-backed securities (“ABS”) and other	6,569	—	189	(2)	6,756

	$95,488	$—	$2,070	$(44)	$97,514

	December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$75,887	$—	$88	$(5)	$75,970
U.S. government sponsored entities	32,439	—	8	—	32,447
Corporate debt	49,822	—	20	(1)	49,841

	$158,148	$—	$116	$(6)	$158,258

Long-term investments:
U.S. treasuries	$3,375	$—	$266	$—	$3,641
U.S. government sponsored entities	1,114	—	38	—	1,152
Corporate debt	34,183	—	2,137	(33)	36,287
ABS and other	6,509	—	195	(11)	6,693

	$45,181	$—	$2,636	$(44)	$47,773

The Company’s investments in marketable debt securities,
available-for-sale,
that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	June 30, 2021
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$36,576	$(22)	$—	$—	$36,576	$(22)
U.S. government sponsored entities	134	(2)	—	—	134	(2)
Corporate debt	25,190	(16)	145	(3)	25,335	(19)
ABS and other	250	—	223	(2)	473	(2)

	$62,150	$(40)	$368	$(5)	$62,518	$(45)

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$41,702	$(5)	$—	$—	$41,702	$(5)
Corporate debt	29,810	(34)	—	—	29,810	(34)
ABS and other	546	(6)	157	(5)	703	(11)

	$72,058	$(45)	$157	$(5)	$72,215	$(50)

Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale,
consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross realized gains (1)	$9	$79	$10	$132

Gross realized losses (1)	$—	$(15)	$—	$(15)

(1)
Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of June 30, 2021, the portfolio had an average credit rating of AA and weighted term to contractual maturity of 1.8 years, with 28 securities in the portfolio with an unrealized loss aggregating $45,000, or 0.1% of amortized cost, and a weighted average credit rating of AA+.
As of June 30, 2021, the Company performed an impairment analysis and determined an allowance for credit losses was not required.
The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$147,142	$147,172	$158,148	$158,258
Due after one year through five years	80,697	81,796	30,604	32,041
Due after five years through ten years	10,045	10,824	10,022	11,044
Due after ten years	4,746	4,894	4,555	4,688

	$242,630	$244,686	$203,329	$206,031

Weighted average contractual maturity		1.8 years		1.6 years
Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Acquisitions, Goodwill and Other Intangible Assets
During the six months ended June 30, 2021, the Company recognized measurement period adjustments, including additional cash expected to be received in excess of the provisional amounts that were recognized at the acquisition date for businesses acquired during 2020. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. The impact to amortization expense not previously recognized related to these changes in estimates was not material.
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$34,071	$—	$34,071	$33,375	$—	$33,375
Intangible assets (1)	23,974	(8,202)	15,772	24,745	(6,067)	18,678

	$58,045	$(8,202)	$49,843	$58,120	$(6,067)	$52,053

(1)	Total weighted average amortization period was 5.53 years and 5.57 years as of June 30, 2021 and December 31, 2020, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Six Months Ended June 30,
	2021	2020
Beginning balance	$33,375	$15,072
Additions from acquisitions (1)	696	9,247
Impairment losses	—	—

Ending balance	$34,071	$24,319

(1)	The 2021 addition represents a measurement period adjustment.
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

June 30, 2021
Remainder of 2021	$1,738
2022	3,474
2023	3,407
2024	2,891
2025	2,671
Thereafter	1,591

$15,772

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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021, the Company considered the impact of
COVID-19
pandemic and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of June 30, 2021, there was no impairment of its goodwill and intangible assets.
6.	Selected Balance Sheet Data
Advances and Loans, Net and Commissions Receivable, Net
Allowance for credit losses for advances and loans and commissions receivable consisted of the following (in thousands):

	Advances and Loans	Commissions Receivable	Total
Beginning balance as of January 1, 2021	$563	$94	$657
Credit recovery	(53)	(84)	(137)
Write-offs	(36)	—	(36)

Ending balance as of June 30, 2021	$474	$10	$484

	Advances and Loans	Commissions Receivable		Total
Beginning balance as of January 1, 2020	$512	$32	(1)	$544
Credit loss (recovery) expense	(79)	1		(78)
Write-offs	(32)	—		(32)

Ending balance as of June 30, 2020	$401	$33		$434

(1)	Includes cumulative-effect adjustment related to the adoption of ASU No. 2016-13, Financial Instruments - Credit Losses .
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Mortgage servicing rights (“MSRs”), net of amortization	$—	$—	$1,993	$1,897
Security deposits	—	—	1,475	1,461
Employee notes receivable (1)	113	185	12	246
Customer trust accounts and other	5,629	4,526	506	572

	$5,742	$4,711	$3,986	$4,176

(1)
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable were $10 and $0 for the six months ended June 30, 2021 and 2020, respectively. See Note 7 – “Related-Party Transactions” for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	Six Months Ended June 30,
	2021	2020
Beginning balance	$1,897	$2,002
Additions	366	384
Amortization	(270)	(253)

Ending balance	$1,993	$2,133

The portfolio of loans serviced by the Company aggregated $1.6 billion for each of the periods ended June 30, 2021 and December 31, 2020, respectively. See Note 8 – “Fair Value Measurements” for additional information on MSRs.
In connection with MSR activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $2.6 million and $3.2 million as of June 30, 2021 and December 31, 2020, respectively, and the offsetting obligations are not presented in the Company’s condensed consolidated financial statements as they do not represent assets and liabilities of the Company.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Stock appreciation rights (“SARs”) liability (1)	$2,225	$2,162	$14,690	$16,671
Commissions payable to investment sales and financing professionals	44,379	54,082	10,405	15,306
Deferred compensation liability (1)	1,250	1,519	7,096	6,768
Other	315	343	—	—

	$48,169	$58,106	$32,191	$38,745

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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the
10-year
treasury note, plus 2%. The rate resets annually. The rates at January 1, 2021 and 2020 were 2.930% and 3.920%, respectively. MMI recorded interest expense related to this liability of $122,000 and $177,000 for the three months ended June 30, 2021 and 2020, respectively, and $244,000 and $355,000 for the six months ended June 30, 2021 and 2020, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the six months ended June 30, 2021 and 2020, the Company made total payments of $2.2 million and $2.1 million, consisting of principal and accumulated interest, respectively.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a
non-qualified
deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current. During the six months ended June 30, 2021 and 2020, the Company made total payments to participants of $815,000 and $821,000, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$657	$1,124	$990	$(264)

Increase (decrease) in the net carrying value of the deferred compensation obligation (2)	$503	$973	$763	$(300)

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Non-Current
	June 30, 2021	December 31, 2020
Deferred consideration (1) (2)	$5,797	$8,582
Contingent consideration (1) (2)	5,026	4,219
Other	1,091	1,015

	$11,914	$13,816

(1)
The current portions of deferred consideration in the amounts of $6,201 and $6,666 as of June 30, 2021 and December 31, 2020, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets. The current portions of contingent consideration in the amounts of $1,791 and $1,353 as of June 30, 2021 and December 31, 2020, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets.

(2)
Includes a measurement period adjustment and a reduction in deferred consideration settled in stock made during the six months ended June 30, 2021, which represents a noncash investing activity. See Note 5 – “Acquisitions, Goodwill and Other Intangible Assets” for additional information.

7.	Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. Under the TSA, the Company incurred net costs (charge-back) during the three months ended June 30, 2021 and 2020 of $(4,000) and $16,000, respectively, and during the
six months ended June 30, 2021 and 2020 of $15,000 and $42,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended June 30, 2021 and 2020, the Company earned real estate brokerage commissions and financing fees of $337,000 and $880,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $203,000 and $536,000, respectively, related to these revenues. For the six months ended June 30, 2021 and 2020, the Company earned real estate brokerage commissions and financing fees of $794,000 and $1.6 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $477,000 and $988,000, respectively, related to these revenues.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. The related operating lease cost was $332,000 for each of the three months ended June 30, 2021 and 2020, respectively, and $665,000 for each of the six months ended June 30, 2021 and 2020, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. See Note 3 – “Operating Leases” for additional information.
Accounts Payable and Other Liabilities with MMC
As of June 30, 2021 and December 31, 2020, accounts payable and other liabilities with MMC totaling $85,000 and $89,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to
non-executive
employees from
time-to-time.
At June 30, 2021 and December 31, 2020, the aggregate principal amount for employee notes receivable was $125,000 and $431,000, respectively, which is included in other assets (current and non-current)
in the accompanying condensed consolidated balance sheets. See Note 6 – “Selected Balance Sheet Data” for additional information.
As of June 30, 2021, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 38% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

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
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	June 30, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$11,178	$—	$11,178	$—	$10,295	$—	$10,295	$—

Cash equivalents (1) :
Commercial paper and other	$1,800	$—	$1,800	$—	$9,399	$—	$9,399	$—
Money market funds	167,441	167,441	—	—	158,271	158,271	—	—

	$169,241	$167,441	$1,800	$—	$167,670	$158,271	$9,399	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$74,436	$74,436	$—	$—	$75,970	$75,970	$—	$—
U.S. government sponsored entities	—	—	—	—	32,447	—	32,447	—
Corporate debt	72,736	—	72,736	—	49,841	—	49,841	—

	$147,172	$74,436	$72,736	$—	$158,258	$75,970	$82,288	$—

Long-term investments:
U.S. treasuries	$52,196	$52,196	$—	$—	$3,641	$3,641	$—	$—
U.S. government sponsored entities	913	—	913	—	1,152	—	1,152	—
Corporate debt	37,649	—	37,649	—	36,287	—	36,287	—
ABS and other	6,756	—	6,756	—	6,693	—	6,693	—

	$97,514	$52,196	$45,318	$—	$47,773	$3,641	$44,132	$—

Liabilities:

Contingent consideration	$6,817	$—	$—	$6,817	$5,572	$—	$—	$5,572

Deferred consideration	$11,998	$—	$11,998	$—	$15,248	$—	$15,248	$—

Deferred compensation liability	$8,346	$8,346	$—	$—	$8,287	$8,287	$—	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the six months ended June 30, 2021 and 2020.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2021, the Company considered current and future interest rates and the economic impact from the
COVID-19
pandemic, including new variants and vaccination rates, on the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of June 30, 2021 and December 31, 2020, contingent and deferred consideration ha
d
 a maximum undiscounted payment to be settled in cash or stock of $31.0 million and $33.2 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to seven-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Six Months Ended June 30,
	2021	2020
Beginning balance	$5,572	$3,387
Contingent consideration in connection with acquisitions (1)	(100)	1,800
Change in fair value of contingent consideration	1,345	21
Payments of contingent consideration	—	—

Ending balance	$6,817	$5,208

(1)
Contingent consideration in connection with acquisitions represents a noncash investing activity. Six months ended June 30, 2021 relates to a measurement period adjustment. See Note 5 – “Acquisitions, Goodwill and Other Intangible Assets” for additional information.

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at June 30, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$6,817	Discounted cash flow	Expected life of cash flows	1.9-6.3 years (3.8 years)
			Discount rate	1.9%-3.7% (2.8%)
			Probability of achievement	33.8%-100.0% (90.1%)

	Fair Value at December 31, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$5,572	Discounted cash flow	Expected life of cash flows	2.4-6.8 years (4.4 years)
			Discount rate	2.6%-4.3% (3.4%)
			Probability of achievement	50.0%-100.0% (86.1%)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSRs are recorded at fair value upon acquisition of a servicing contract. The Company has elected the amortization method for the subsequent measurement of MSRs. MSRs are carried at the lower of amortized cost or fair value. MSRs are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The estimated fair value of the Company’s MSRs were developed using a discounted cash flow model that calculates the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Management uses assumptions in the determination of fair value for MSRs after considering default, severity, prepayment and discount rates related to the specific types and underlying collateral of the various serviced loans, interest rates, refinance rates, and current government and private sector responses on the economic impact of the
COVID-19
pandemic. MSRs are carried at the lower of amortized cost or fair value. The fair value of the MSRs approximated the carrying value at June 30, 2021 and December 31, 2020 after consideration of the revisions to the various assumptions. See Note 6 – “Selected Balance Sheet Data – Other Assets – MSRs” for additional information.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial assets measured at fair value on a nonrecurring basis consisted of the following (dollars in thousands):

	Fair Value at June 30, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,367	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	0.3%-4.5% (1.2%)
			Loss severity	26.2%-31.4% (28.0%)
			Discount rate	10.0%-10.0% (10.0%)

	Fair Value at December 31, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,135	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	0.3%-4.1% (1.1%)
			Loss severity	26.2%-31.4% (28.0%)
			Discount rate	10.0%-10.0% (10.0%)

(1)	Weighted average is based on the 10% constant prepayment rate scenario which the Company uses as the reported fair value.

9.	Stockholders’ Equity
Common Stock
As of June 30, 2021 and December 31, 2020, there were 39,578,360 and 39,401,976 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested restricted stock awards (“RSAs”) issued to non-employee
directors, respectively. See Note 12 – “Earnings per Share” for additional information.
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.
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
2013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors receive annual grants under a director compensation policy. As of June 30, 2021, there were 4,718,747 shares available for future grants under the 2013 Plan.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to
non-employee
directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year
period from the date of grant, subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. As of June 30, 2021, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the six months ended June 30, 2021, 183,315 shares of RSUs vested and 58,539 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. During the six months ended June 30, 2021, there were no deferred stock units (“DSUs”) that settled.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2020 (1)	16,728	637,650	264,001	918,379	$33.73
Granted	12,492	247,469	15,386	275,347	$38.57
Vested	(16,728)	(155,379)	(27,936)	(200,043)	$32.31
Transferred	—	(3,220)	3,220	—	$31.05
Forfeited/canceled	—	(16,476)	(3,585)	(20,061)	$33.05

Nonvested shares at June 30, 2021 (1)	12,492	710,044	251,086	973,622	$34.86

Unrecognized stock-based compensation expense as of June 30, 2021 (2)	$378	$23,442	$6,634	$30,454

Weighted average remaining vesting period (years) as of June 30, 2021	0.84	3.75	2.99	3.55

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.55 years.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The ESPP initially had 366,667 shares of common stock reserved, and 165,242 shares of common stock remain available for issuance as of June 30, 2021. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At June 30, 2021, total unrecognized compensation cost related to the ESPP was $50,000 and is expected to be recognized over a weighted average period of 0.38 years.
SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled. As of June 30, 2021, the remaining future share settlements of fully vested DSUs by year consisted of the following:

June 30, 2021
2021	60,373
2022	281,193

341,566

Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income and consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ESPP	$24	$36	$74	$83
RSAs – non-employee directors	113	213	224	373
RSUs – employees	1,747	1,514	3,201	3,170
RSUs – independent contractors	778	773	1,451	1,542

	$2,662	$2,536	$4,950	$5,168

11.	Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2021 was 26.4% and 27.2%, respectively, compared to 28.4% and 31.1%
,
respectively, for the three and six months ended June 30, 2020. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$8,994	21.0%	$31	21.0%	$13,425	21.0%	$4,018	21.0%
State income tax expense, net of federal benefit	1,999	4.7%	(69)	(46.8)%	3,046	4.8%	950	5.0%
(Windfall) shortfall tax benefits, net related to stock-based compensation	(52)	(0.1)%	90	61.2%	(79)	(0.1)%	73	0.4%
Change in valuation allowance	17	0.0%	96	65.4%	188	0.3%	460	2.4%
Permanent and other items (1)	339	0.8%	(106)	(72.4)%	803	1.2%	458	2.3%

	$11,297	26.4%	$42	28.4%	$17,383	27.2%	$5,959	31.1%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits and meals and entertainment.
12. Earnings per Share
Basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator (Basic and Diluted):
Net income	$31,532	$106	$46,544	$13,176
Change in value for stock settled consideration	(42)	—	10	—

Adjusted net income	$31,490	$106	$46,554	$13,176

Denominator:
Basic
Weighted average common shares issued and outstanding	39,549	39,306	39,491	39,261
Deduct: Unvested RSAs (1)	(14)	(19)	(16)	(18)
Add: Fully vested DSUs (2)	342	342	342	342

Weighted average common shares outstanding	39,877	39,629	39,817	39,585

Basic earnings per common share	$0.79	$—	$1.17	$0.33

Diluted
Weighted average common shares outstanding from above	39,877	39,629	39,817	39,585
Add: Dilutive effect of RSUs, RSAs & ESPP	149	44	182	77
Add: Contingently issuable shares (3)	113	—	113	—

Weighted average common shares outstanding	40,139	39,673	40,112	39,662

Diluted earnings per common share	$0.78	$—	$1.16	$0.33

Antidilutive shares excluded from diluted earnings per common share (4)	48	738	275	636

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at June 30, 2021. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of (a) the Bank’s prime rate,
(b) one-month
LIBOR plus 1.50%, and (c) the federal funds rate plus 1.50%), or (ii) at a fixed rate per annum determined by Bank to be between 0.875% to 1.125% above LIBOR. In connection with the amendments of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $20,000 and $21,000 during the three months ended June 30, 2021 and 2020, respectively, and $44,000 and $43,000
, respectively,

during the six months ended June 30, 2021 and 2020. As of June 30, 2021, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 1.5:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of June 30, 2021, the Company was in compliance with all financial and non-financial
covenants and has not experienced any limitation in its operations as a result of the covenants.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such
professionals upon reaching certain time and performance goals. Such commitments as of June 30, 2021 aggregated $23.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its other consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to the potential continuing impact of the
COVID-19
pandemic. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form
10-Q
and in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2020 filed with the SEC on March 1, 2021, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of June 30, 2021, we had 2,022 investment sales and financing professionals that are primarily exclusive independent contractors operating in 84 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. We also offer market research, consulting and advisory services to our clients. During the three and six months ended June 30, 2021, we closed 3,285 and 5,617 investment sales, financing and other transactions with total sales volume of approximately $17.4 billion and $29.4 billion, respectively. During the year ended December 31, 2020, we closed 8,954 investment sales, financing and other transactions with total sales volume of approximately $43.4 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing equity advisory services, loan sales and consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During each of the three and six months ended June 30, 2021, approximately 89% of our revenues were generated from real estate brokerage commissions, 10% from financing fees and 1% from other real estate related services. During the year ended December 31, 2020, approximately 88% of our revenues were generated from real estate brokerage commissions, 10% from financing fees and 2% from other real estate related services.
We divide commercial real estate into four major market segments, characterized by price:

•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million to up to but less than $10 million;

•	Middle market: properties priced from $10 million to up to but less than $20 million; and

•	Larger transaction market: properties priced from $20 million and above.
Our strength is in serving private clients in the
$1-$10 million
private client market segment, which contributed approximately 63% and 69% of our real estate brokerage commissions during the three months ended June 30, 2021 and 2020, respectively, and approximately 63% and 67% of our real estate brokerage commissions during the six months ended June 30, 2021 and 2020, respectively. The following table sets forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended June 30,
	2021			2020			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	297	$200	$7,618	192	$118	$4,518	105	$82	$3,100
Private client market ($1 - <$10 million)	1,767	5,675	158,136	793	2,614	70,817	974	3,061	87,319
Middle market ($10 - <$20 million)	156	2,134	41,745	43	618	11,591	113	1,516	30,154
Larger transaction market ( ≥ $20 million)	110	5,551	45,404	47	2,074	16,445	63	3,477	28,959

	2,330	$13,560	$252,903	1,075	$5,424	$103,371	1,255	$8,136	$149,532

	Six Months Ended June 30,
	2021			2020			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	524	$349	$13,756	408	$254	$10,260	116	$95	$3,496
Private client market ($1 - <$10 million)	2,967	9,343	263,559	2,035	6,615	185,081	932	2,728	78,478
Middle market ($10 - <$20 million)	234	3,201	62,346	134	1,840	34,259	100	1,361	28,087
Larger transaction market ( ≥ $20 million)	193	9,531	76,038	113	5,157	45,600	80	4,374	30,438

	3,918	$22,424	$415,699	2,690	$13,866	$275,200	1,228	$8,558	$140,499

COVID-19
We are closely monitoring the continuing impact of the
COVID-19
pandemic on all aspects of our business and in the regions we operate. We continue to follow the local guidelines in cities where our offices are located, and all of our offices have re-opened
and are available to our employees and sales and financing professionals.
Our business was impacted by the
COVID-19
pandemic during most of 2020, with the total number of transactions and total revenues declining 7.9% and 11.1%, respectively, in the year ended December 31, 2020 compared to the same period in 2019. During the six months ended June 30, 2021, total revenues and total number of transactions increased 52.2% and 46.4%, respectively, compared to the same period in 2020 and 26.6% and 25.2%, respectively, compared to the same period in 2019. While our total revenues were significantly above prior years’ levels, some uncertainty exists in our ability to sustain the growth rates experienced during the three and six months ended June 30, 2021, for the second half of 2021.
We continue to monitor the economic trends and related demand for our services and will adjust our operations accordingly. Our priority continues to be to support our team’s efforts to increase client contact, provide expanded content and advisory services to investors and clients, and preserve our financial position through expense controls. We continue to extend the use of technology and resource sharing measures adopted over the past year as ways to achieve more efficiency on a long-term basis. Given our significant liquidity, we expect our company to be well positioned to benefit from and contribute to the economic recovery and the related increase in the volume of real estate transactions as the pandemic subsides, including making accretive and synergistic acquisitions, which will help expand service offerings and market coverage.
Due to a continuing uncertainty around the
COVID-19
pandemic, we are unable to predict its potential impact on our financial condition, results of operations and cash flows. These uncertainties include the scope, severity and duration of the pandemic; variants in the virus, vaccination rates and the effects thereof; expectation gaps among buyers and sellers on pricing and property operation, vulnerability to further economic weakness and/or slow recovery; the direct and indirect economic effects of the actions taken by state and local governments to continue to contain the pandemic or mitigate its impact; and the impact of these and other factors on our employees, independent contractors, clients and potential clients.
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

The infusion of over $5 trillion of stimulus funds in conjunction with the reopening of states after the prolonged lockdowns fueled strong second quarter GDP growth of 6.5%, supporting outsized annual economic growth this year. We believe the prospect of a strong recovery could continue to fuel space demand for all types of commercial real estate, although the emergence of the
COVID-19
variants could potentially slow the recovery of some real estate sectors in select parts of the country. The addition of nearly 3.3 million jobs so far this year, largely in the hard-hit
service sectors, reflects strengthening economic growth as consumers return to retail stores, restaurants, entertainment venues and hotels. The rapid consumption gains have outpaced manufacturing and supply chain capacity, delivering elevated inflationary pressure. Although heightened inflation risk merits investor attention, particularly in relation to Federal Reserve policy and interest rates, we believe that commercial real estate tends to be a comparatively strong inflation hedge relative to many other investment classes. This combination, along with elevated liquidity, supported particularly strong investor activity in the second quarter of 2021. Potential headwinds could still emerge in the second half of 2021, however, as the U.S. Congress considers tax policy revisions that could affect commercial real estate investments.
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
During the second quarter of 2021, economic reopening bolstered space demand for all commercial real estate property types. Apartment, self-storage and industrial properties delivered particularly strong results as they built on the momentum they sustained through the
COVID-19
pandemic. Retail, hotel and seniors housing properties delivered more modest gains, beginning their recovery from the severe impact of the pandemic. Office space demand remains comparatively weak, but it has finally moved back into positive territory following four quarters of negative space demand. A key consideration for office space will be the extent to which companies bring their employees back to the office. It appears that some headway has been made as a modest recovery of housing demand in major urban metros like New York and the Bay Area manifested in the second quarter of 2021. Whether employees fully return to the office, adopt some form of hybrid work week or continue to work from home could significantly impact future commercial real estate space demand. Through the pandemic, housing and space demand followed the population migration to suburban areas and to smaller cities, drawing increased investor capital to these areas. If workers return to offices in the urban core of major metros, the trend could at least partially revert to pre-pandemic
trends. Regardless, on a macro-level space demand drivers appear to be reviving, and this is supporting increased investor activity.
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
Capital liquidity remains strong with debt financing available for most property types in most markets. Although hotels and some retail properties have faced difficulty in obtaining financing through the
COVID-19
pandemic, lenders are becoming increasingly active in these segments. On a macro level, banks and government agencies have been the most active lenders, but commercial mortgage-backed securities and life insurance company lenders have become increasingly active, further increasing the availability of debt capital. Interest rates were particularly favorable through the second quarter of 2021, with the ten-year
treasury hovering in the 1.5% range, and have since dipped even lower. The low cost of capital has been promoting investor activity, but elevated inflation risk could force the Federal Reserve to begin to tighten their monetary policy earlier than previously expected. We believe such action could result in upward pressure on interest rates and could potentially weigh on investor activity depending on the speed and magnitude of any changes.
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

During the second quarter of 2021, commercial real estate activity was notably strong, well above the pandemic restrained second quarter of 2020 and in alignment with the second quarter of 2019. Positive market and economic factors including rising commercial real estate space demand, strong liquidity, low interest rates, expectations of a robust economic recovery and positive demographics aligned to spur investor optimism. The demand for highly sought-after property types and markets was robust as buyers competed to place capital, but the transaction flow has been inhibited by a limited volume of for-sale
properties and by the price discovery process which is still ongoing. Recovery property segments like hotels, seniors housing, office and some retail properties often face a wide buyer/seller expectation gap, as do properties in major urban areas that were particularly hard-hit
by the
COVID-19
pandemic. It appears some buyers still hope to find distressed properties in these hard-hit
segments, but well-financed owners have generally been able to weather the worst of the downturn and the majority are expected to hold through the nascent recovery until pricing fully revives. We believe the investment climate remains positive, but could be inhibited by a significant
COVID-19
resurgence or variants, Federal Reserve actions or commentary that pushes interest rates higher or by the release of potential tax policy changes by Congress. Prospective increases in personal, corporate, capital gains and estate taxes have the potential to dampen consumption and business investment while simultaneously rendering existing investment and estate plans obsolete. Tax policy changes could spark a short-term wave of transactions or they could slow transaction activity depending on exactly how the changes are framed and the time frame in which they are enacted. In addition, questions remain about the future of 1031 tax deferred exchanges, but this tax code section has survived many attempts at elimination largely because studies have demonstrated that cancelling this tax code section would likely cause considerable economic and tax revenue losses. Nonetheless, based on the foregoing, we believe the emerging medical solutions to the health crisis and the nascent release of pent-up
demand among consumers and real estate investors should ultimately outweigh tax policy headwinds.
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
Cost of Services
The majority of our cost of services expense is variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, because there are some who are initially paid a salary and certain of our financing professionals are employees, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual financial thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of one or three years, at our election, and paid at the beginning of the second or fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers where we are the principal service provider. Cost of services, therefore, can vary based on the commission structure of the independent contractors that closed transactions in any particular period.

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

Results of Operations
Following is a discussion of our results of operations for the three and six months ended June 30, 2021 and 2020. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended June 30, 2021 and 2020, we closed more than 3,200 and 1,500 investment sales, financing and other transactions, respectively, with total sales volume of approximately $17.4 billion and $6.9 billion, respectively. During the six months ended June 30, 2021 and 2020, we closed more than 5,600 and 3,800 investment sales, financing and other transactions, respectively, with total sales volume of approximately $29.4 billion and $18.7 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Brokerage	2021	2020	2021	2020
Average Number of Investment Sales Professionals	1,934	1,926	1,946	1,908
Average Number of Transactions per Investment Sales Professional	1.20	0.56	2.01	1.41
Average Commission per Transaction	$108,542	$96,159	$106,100	$102,305
Average Commission Rate	1.87%	1.91%	1.85%	1.98%
Average Transaction Size (in thousands)	$5,820	$5,045	$5,723	$5,155
Total Number of Transactions	2,330	1,075	3,918	2,690
Total Sales Volume (in millions)	$13,560	$5,424	$22,424	$13,866

	Three Months Ended June 30,		Six Months Ended June 30,
Financing (1)	2021	2020	2021	2020
Average Number of Financing Professionals	85	87	86	88
Average Number of Transactions per Financing Professional	8.05	4.38	13.70	9.76
Average Fee per Transaction	$34,783	$30,260	$32,972	$30,616
Average Fee Rate	0.82%	1.00%	0.86%	0.91%
Average Transaction Size (in thousands)	$4,228	$3,021	$3,824	$3,382
Total Number of Transactions	684	381	1,178	859
Total Financing Volume (in millions)	$2,892	$1,151	$4,504	$2,905

(1)	Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended June 30, 2021 and 2020
Below are key operating results for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 (dollars in thousands):

	Three Months Ended June 30, 2021	Percentage of Revenue	Three Months Ended June 30, 2020	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$252,903	88.8%	$103,371	88.1%	$149,532	144.7%
Financing fees	28,214	9.9	12,703	10.8	15,511	122.1%
Other revenues	3,829	1.3	1,326	1.1	2,503	188.8%

Total revenues	284,946	100.0	117,400	100.0	167,546	142.7%

Operating expenses:
Cost of services	178,585	62.7	73,743	62.8	104,842	142.2%
Selling, general and administrative	61,797	21.7	43,519	37.1	18,278	42.0%
Depreciation and amortization	2,959	1.0	2,752	2.3	207	7.5%

Total operating expenses	243,341	85.4	120,014	102.2	123,327	102.8%

Operating income (loss)	41,605	14.6	(2,614)	(2.2)	44,219	nm (2)
Other income (expense), net	1,370	0.5	2,975	2.5	(1,605)	(53.9)%
Interest expense	(146)	0.0	(213)	(0.2)	67	(31.5)%

Income before provision for income taxes	42,829	15.1	148	0.1	42,681	nm (2)
Provision for income taxes	11,297	4.0	42	0.0	11,255	nm (2)

Net income	$31,532	11.1%	$106	0.1%	$31,426	nm (2)

Adjusted EBITDA (1)	$48,110	16.9%	$4,150	3.5%	$43,960	nm (2)

(1)
Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

(2)	Not meaningful
Revenues
Our total revenues were $284.9 million for the three months ended June 30, 2021 compared to $117.4 million for the same period in 2020, an increase of $167.5 million, or 142.7%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, financing fees and other revenues due to the recovery from the slowdown impacted by the pandemic in 2020, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions increased to $252.9 million for the three months ended June 30, 2021 from $103.4 million for the same period in 2020, an increase of $149.5 million, or 144.7%. The increase was primarily driven by a 150.0% increase in overall sales volume generated by a 116.7% increase in the number of investment sales transactions and a 15.4% increase in average transaction size, partially offset by a 4 basis points reduction in average commission rates due to a larger proportion of transactions closed from the Larger Transaction Market segment.
Financing fees.
Revenues from financing fees increased to $28.2 million for the three months ended June 30, 2021 from $12.7 million for the same period in 2020, an increase of $15.5 million, or 122.1%, in part spurred by growth from our recent acquisitions and other ancillary financing fees.
Additionally,
the increase was driven by a 151.3% increase in financing volume. Financing volume was impacted by a 79.5% increase in the number of financing transactions and a 40.0% increase in average transaction size. The increase was partially offset by an 18 basis points decrease in average commission rates.
Other revenues.
Other revenues increased to $3.8 million for the three months ended June 30, 2021 from $1.3 million for the same period in 2020, an increase of $2.5 million, or 188.8%. The increase was primarily driven by increases in consulting and advisory services during the three months ended June 30, 2021, compared to the same period in 2020.
Total Operating Expenses
Our total operating expenses were $243.3 million for the three months ended June 30, 2021 compared to $120.0 million for the same period in 2020, an increase of $123.3 million, or 102.8%. The increase was primarily due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities, selling, general and administrative costs and depreciation and amortization expense, as described below.

Cost of services.
Cost of services increased to $178.6 million for the three months ended June 30, 2021 from $73.7 million for the same period in 2020, an increase of $104.8 million, or 142.2%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues decreased to 62.7% compared to 62.8% for the same period in 2020 primarily due to a higher proportion of transactions closed by our more senior investment sales and financing professionals at the start of the pandemic during the three months ended June 30, 2020.
Selling, general and administrative expense.
Selling, general and administrative expense for the three months ended June 30, 2021 increased $18.3 million, or 42.0%, to $61.8 million from $43.5 million for the same period in 2020. The increase was primarily due to increases in (i) compensation related costs, primarily driven by increases in management performance compensation due to a significant increase in operating results; (ii) the value of contingent consideration in connection with our acquisition activities; (iii) business development, marketing and other support related to the long-term retention of our sales and financing professionals; (iv) facilities expenses; and (v) net other expense categories, including stock-based compensation expense. These increases were partially offset by a decrease in legal costs.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $3.0 million for the three months ended June 30, 2021 from $2.8 million for the same period in 2020, an increase of $0.2 million, or 7.5%.
Other Income (Expense), Net
Other income (expense), net decreased to $1.4 million for the three months ended June 30, 2021 from $3.0 million for the same period in 2020. The decrease was primarily driven by (i) a reduction in interest income on our investments in marketable debt securities, available-for-sale
due to an overall decrease in interest rates; (ii) an unfavorable change in the value of our deferred compensation plan assets that are held in a rabbi trust; and (iii) a reduction in net other categories including a foreign currency loss related to our Canadian operations.
Interest Expense
Interest expense decreased to $0.1 million for the three months ended June 30, 2021 from $0.2 million for the same period in 2020. The decrease for the three months ended June 30, 2021 was primarily due to a decrease in interest expense on SARs liability and no interest expense related to notes payable to former stockholders, which were fully repaid during the second quarter of 2020.
Provision for Income Taxes
The provision for income taxes was $11.3 million for the three months ended June 30, 2021 compared to $42,000 in the same period in 2020, an increase of $11.3 million. The effective income tax rate for the three months ended June 30, 2021 was 26.4% compared to 28.4% for the same period in 2020. The effective income tax rate decreased primarily due to the change in the relationship of permanent nondeductible items to income before provision for income taxes and a decrease in Canadian losses, which are subject to a full valuation allowance.

Comparison of Six Months Ended June 30, 2021 and 2020
Below are key operating results for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 (dollars in thousands):

	Six Months Ended June 30, 2021	Percentage of Revenue	Six Months Ended June 30, 2020	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$415,699	88.7%	$275,200	89.3%	$140,499	51.1%
Financing fees	46,057	9.8	28,054	9.1	18,003	64.2%
Other revenues	7,167	1.5	4,863	1.6	2,304	47.4%

Total revenues	468,923	100.0	308,117	100.0	160,806	52.2%

Operating expenses:
Cost of services	287,688	61.4	187,500	60.9	100,188	53.4%
Selling, general and administrative	113,474	24.2	98,379	31.9	15,095	15.3%
Depreciation and amortization	5,956	1.3	5,216	1.7	740	14.2%

Total operating expenses	407,118	86.9	291,095	94.5	116,023	39.9%

Operating income	61,805	13.1	17,022	5.5	44,783	263.1%
Other income (expense), net	2,414	0.5	2,609	0.8	(195)	(7.5)%
Interest expense	(292)	0.0	(496)	(0.1)	204	(41.1)%

Income before provision for income taxes	63,927	13.6	19,135	6.2	44,792	234.1%
Provision for income taxes	17,383	3.7	5,959	1.9	11,424	191.7%

Net income	$46,544	9.9%	$13,176	4.3%	$33,368	253.2%

Adjusted EBITDA (1)	$73,805	15.7%	$26,528	8.6%	$47,277	178.2%

(1)
Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $468.9 million for the six months ended June 30, 2021 compared to $308.1 million for the same period in 2020, an increase of $160.8 million, or 52.2%. Total revenues increased primarily as a result of increases in real estate brokerage commissions, financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions increased to $415.7 million for the six months ended June 30, 2021, from $275.2 million for the same period in 2020, an increase of $140.5 million, or 51.1%. The increase was primarily driven by a 61.7% increase in sales volume generated by a 45.7% increase in the number of investment sales transactions and an 11.0% increase in the average transaction size, partially offset by a 13 basis points reduction in average commission rates due to a larger proportion of transactions closed from the Larger Transaction Market segment.
Financing fees.
Revenues from financing fees increased to $46.1 million for the six months ended June 30, 2021 from $28.1 million for the same period in 2020, an increase of $18.0 million, or 64.2%, in part spurred by growth from our recent acquisitions and other ancillary financing fees. The increase was driven by a 55.0% increase in financing volume, partially offset by a 5 basis points reduction in average commission rates. Financing volume was impacted by a 13.1% increase in average transaction size and a 37.1% increase in the number of financing transactions.
Other revenues.
Other revenues increased to $7.2 million for the six months ended June 30, 2021 from $4.9 million for the same period in 2020, an increase of $2.3 million, or 47.4%. The increase was primarily driven by an increase in consulting and advisory services during the six months ended June 30, 2021, compared to the same period in 2020.
Total Operating Expenses
Our total operating expenses were $407.1 million for the six months ended June 30, 2021 compared to $291.1 million for the same period in 2020, an increase of $116.0 million, or 39.9%. The increase was primarily due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities, selling, general and administrative costs and depreciation and amortization expense, as described below.

Cost of services.
Cost of services increased to $287.7 million for the six months ended June 30, 2021 from $187.5 million for the same period in 2020, an increase of $100.2 million, or 53.4%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 61.4% compared to 60.9% for the same period in 2020 primarily due to a higher proportion of transactions that were closed by our more senior investment sales and financing professionals as they surpassed thresholds earlier in the year than anticipated.
Selling, general and administrative expense.
Selling, general and administrative expense for the six months ended June 30, 2021 increased $15.1 million, or 15.3%, to $113.5 million from $98.4 million for the same period in 2020. The increase was primarily due to increases in (i) compensation related costs, primarily driven by increases in management performance compensation due to a significant increase in operating results; (ii) facilities expenses; (iii) the value of contingent consideration in connection with our acquisition activities; and (iv) business development, marketing and other support related to the long-term retention of our sales and financing professionals. These increases were partially offset by decreases in (i) sales operations support and promotional marketing expenses primarily due to the cancellation of the Company’s annual sales recognition event typically held during the first quarter of 2021 due to ongoing concerns about the pandemic; (ii) legal costs; and (iii) stock-based compensation expense.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $6.0 million for the six months ended June 30, 2021 from $5.2 million for the same period in 2020, an increase of $0.7 million, or 14.2%. The increase was primarily driven by capital expenditures due to our expansion and growth.
Other Income (Expense), Net
Other income (expense), net decreased to $2.4 million for the six months ended June 30, 2021 from $2.6 million for the same period in 2020. The decrease was primarily driven by (i) a reduction in interest income on our investments in marketable debt securities, available-for-sale
due to an overall decrease in interest rates; and (ii) a net reduction in other categories. These decreases were partially offset by (i) a favorable change in the value of our deferred compensation plan assets that are held in a rabbi trust; and (ii) a foreign currency gain related to our Canadian operations.
Interest Expense
Interest expense decreased to $0.3 million for the six months ended June 30, 2021 from $0.5 million for the same period in 2020. The decrease for the six months ended June 30, 2021 was primarily due to a decrease in interest expense on SARs liability and no interest expense related to notes payable to former stockholders, which were fully repaid during the second quarter of 2020.
Provision for Income Taxes
The provision for income taxes was $17.4 million for the six months ended June 30, 2021 compared to $6.0 million in the same period in 2020, an increase of $11.4 million, or 191.7%. The effective income tax rate for the six months ended June 30, 2021 was 27.2% compared to 31.1% for the same period in 2020. The effective income tax rate decreased primarily due the change in the relationship of permanent nondeductible items to income before provision for income taxes and a decrease in Canadian losses, which are subject to a full valuation allowance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$31,532	$106	$46,544	$13,176
Adjustments:
Interest income and other (1)	(436)	(1,198)	(967)	(3,201)
Interest expense	146	213	292	496
Provision for income taxes	11,297	42	17,383	5,959
Depreciation and amortization	2,959	2,752	5,956	5,216
Stock-based compensation	2,662	2,536	4,950	5,168
Non-cash MSR activity (2)	(50)	(301)	(353)	(286)

Adjusted EBITDA (3)	$48,110	$4,150	$73,805	$26,528

(1)	Other includes net realized gains (losses) on marketable debt securities, available-for-sale.
(2)	Non-cash MSR activity includes the assumption of servicing obligations.
(3)
The increase in Adjusted EBITDA for the three and six months ended June 30, 2021, compared to the same period in 2020 is primarily due to an increase in total revenues and a lower proportion of operating expenses compared to total revenues.

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

Cash Flows
Our total cash and cash equivalents balance decreased by $12.7 million to $230.4 million at June 30, 2021, compared to $243.2 million at December 31, 2020. The following table sets forth our summary cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$33,466	$(51,849)
Net cash used in investing activities	(41,850)	(16,459)
Net cash used in financing activities	(4,458)	(9,332)

Effect of currency exchange rate changes on cash and cash equivalents	104	(150)

Net decrease in cash and cash equivalents	(12,738)	(77,790)
Cash and cash equivalents at beginning of period	243,152	232,670

Cash and cash equivalents at end of period	$230,414	$154,880

Operating Activities
Cash flows provided by operating activities were $33.5 million for the six months ended June 30, 2021 compared to cash flows used in operating activities of $51.8 million for the same period in 2020. Net cash provided by operating activities is driven by our net income adjusted for non-cash
items and changes in operating assets and liabilities. The $85.3 million improvement in operating cash flows for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher total revenues and a lower proportion of operating expenses compared to total revenues, differences in timing of certain payments and receipts, a reduction in advances to our investment sales and financing professionals and lower bonus payments paid during the first quarter of 2021 compared to the same period in 2020 due to the significant decline in operating results for the year ended December 31, 2020. The improvement in operating cash flows was partially offset by a reduction in the deferral of certain discretionary commissions.
Investing Activities
Cash flows used in investing activities were $41.9 million for the six months ended June 30, 2021 compared to $16.5 million for the same period in 2020. The $25.4 million increased usage in investing activities for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to a $39.3 million increase in net purchases of marketable debt securities, partially offset by a $12.1 million reduction in cash used in acquisitions of businesses, net of cash received during the six months ended June 30, 2021 compared to the same period in 2020.
Financing Activities
Cash flows used in financing activities were $4.5 million for the six months ended June 30, 2021 compared to $9.3 million for the same period in 2020. The $4.9 million reduction in cash flows used in financing activities for the six months ended June 30, 2021 compared to the same period in 2020 was primarily impacted by principal payments on notes payable to former stockholders, which were fully repaid during the second quarter of 2020, partially offset by principal payments on deferred consideration in connection with acquisitions with no such comparable outflow for the same period in 2020.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale
and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next 12 months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. In addition, our SARs agreements have provisions, which could accelerate repayment of outstanding principal and accrued interest and impact our liquidity. As of June 30, 2021, cash and cash equivalents and marketable debt securities, available-for-sale,
aggregated $475.1 million, and we had $59.5 million of borrowing capacity under our credit agreement.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. As of June 30, 2021, the fair value of investments in marketable debt securities, available-for-sale
was $244.7 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA as of June 30, 2021. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of June 30, 2021 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$2,417
1% Decrease	$1,700
1% Increase	$(3,043)
2% Increase	$(6,085)
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
based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a significant number of our employees and independent contractors are still working remotely due to the COVID-19 pandemic.
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
the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 30, 2021, we issued 27,481 shares of our common stock, par value $0.0001 per share, at a price per share of $36.39 in connection with the settlement of consideration related to a prior business acquisition.
The issuance of the above securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On August 3, 2021, the Company adopted a Change in Control Policy and a Death & Disability Policy for certain specified senior executives (each a “participant”) and members of the Board of Directors.
The Change in Control Policy (“CIC Policy”) for participants is a “double-trigger” plan. The plan provides for severance benefits if within 12 months following the “Change of Control”, the participant’s employment with the Company is terminated involuntarily by the Company without “Cause”, or voluntarily by the participant for “Good Reason”, as such terms are defined in the CIC Policy. Upon one of these triggering events, a participant would be entitled to receive the following:

•	a lump sum of one full year of annual base salary as of the date of termination;

•
a lump sum equal to the full amount of the target bonus for the full year in which the termination occurred or the previous year, whichever is less, to be calculated as if 100% of all corporate and personal performance objectives were achieved;

•	a full acceleration of all outstanding and unvested restricted stock units (“RSUs”) at the time of termination;

•
reimbursement for the full amount of the employer and participant share of the premiums for continued coverage of the participant and participant’s spouse and dependents under the Company’s Welfare Benefits, pursuant to COBRA as applicable, for a period of one year after the date of termination or until and to the extent the employee is covered by comparable Welfare Benefits, whichever occurs first, and in the event such continued coverage is not allowed by law or the Company’s Welfare Benefits plans, the participant shall be entitled to the cash equivalent of the premiums for such benefits; and

•
up to Twenty-Five Thousand Dollars ($25,000) toward appropriate executive-level outplacement or job search assistance during a period not to extend beyond December 31 of the second calendar year following the termination of employment.

The CIC Policy for members of the Board of Directors is a “single-trigger” plan, where upon a Change in Control, members of the Board of Directors would be entitled to receive the following:

•	full acceleration of all outstanding and unvested restricted stock awards (“RSAs”) .
The Death & Disability Policy provides that upon a termination of employment because of death, if the participant has been with the Company for at least one year, the Company will grant full acceleration of all outstanding and unvested RSUs at the time of termination.
Upon a termination of employment because of “Disability” (as defined in the Death & Disability Policy), if the participant has been with the Company for at least one year, the Company will grant full acceleration of all outstanding and unvested RSUs at the time of termination, and reimburse the participant for the full amount of the employer and participant share of the premiums for continued coverage of the participant and participant’s spouse and dependents under the Company’s Welfare Benefits, pursuant to COBRA as applicable, for a period of one year after the date of termination or until and to the extent the participant is covered by comparable Welfare Benefits, whichever occurs first, and in the event such continued coverage is not allowed by law or the Company’s Welfare Benefits plans, the participant shall be entitled to the cash equivalent of the premiums for such benefits. Notwithstanding the foregoing, if the participant finds other employment during the payment period, then the participant shall promptly notify the Company in writing of the date and terms of such employment and the Company shall be entitled to reduce the amount payable to the participant during the period from the commencement of such other employment by the cash compensation received and to be received by the participant for services rendered in connection with such other employment. The Company reserves the right to provide this benefit through a policy of insurance.
The Company will also grant full acceleration of all outstanding and unvested RSA’s upon the death or Disability of a member of the Board of Directors under the Death & Disability Policy.
Item 6. Exhibits

Exhibit No.	Description

10.1†*	Change in Control Policy dated August 3, 2021

10.2†*	Amended & Restated Death & Disability Policy dated August 3, 2021

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Net and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed.
†	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc .

Date:	August 6, 2021	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)