Form 10-Q
period 2021-09-30
Marcus & Millichap, Inc.
filed 2021-11-05
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of November 2, 2021 was 39,667,728 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	September 30, 2021 (Unaudited)	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$281,007	$243,152
Commissions receivable, net	15,377	10,391
Prepaid expenses	9,232	10,153
Marketable debt securities, available-for-sale (includes amortized cost of $116,852 and $158,148 at September 30, 2021 and December 31, 2020, respectively, and $0 allowance for credit losses)	116,902	158,258
Advances and loans, net	3,017	2,413
Other assets	4,436	4,711

Total current assets	429,971	429,078
Property and equipment, net	22,890	23,436
Operating lease right-of-use assets, net	85,250	84,024
Marketable debt securities, available-for-sale (includes amortized cost of $128,788 and $45,181 at September 30, 2021 and December 31, 2020, respectively, and $0 allowance for credit losses)	130,502	47,773
Assets held in rabbi trust	11,056	10,295
Deferred tax assets, net	24,410	21,374
Goodwill and other intangible assets, net	48,974	52,053
Advances and loans, net	108,709	106,913
Other assets	13,318	4,176

Total assets	$875,080	$779,122

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$20,025	$18,288
Deferred compensation and commissions	53,068	58,106
Income tax payable	5,658	3,726
Operating lease liabilities	19,745	19,190
Accrued bonuses and other employee related expenses	32,066	21,007

Total current liabilities	130,562	120,317
Deferred compensation and commissions	38,638	38,745
Operating lease liabilities	60,970	59,408
Other liabilities	12,641	13,816

Total liabilities	242,811	232,286

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,666,785 and 39,401,976 at September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	118,974	113,182
Retained earnings	511,544	431,076
Accumulated other comprehensive income	1,747	2,574

Total stockholders’ equity	632,269	546,836

Total liabilities and stockholders’ equity	$875,080	$779,122

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:

Real estate brokerage commissions	$299,759	$140,844	$715,458	$416,044
Financing fees	29,391	15,620	75,448	43,674
Other revenues	3,233	2,111	10,400	6,974

Total revenues	332,383	158,575	801,306	466,692

Operating expenses:
Cost of services	219,194	99,707	506,882	287,207
Selling, general and administrative	64,673	49,722	178,147	148,101
Depreciation and amortization	2,850	2,606	8,806	7,822

Total operating expenses	286,717	152,035	693,835	443,130

Operating income	45,666	6,540	107,471	23,562
Other income (expense), net	323	1,615	2,737	4,224
Interest expense	(144)	(199)	(436)	(695)

Income before provision for income taxes	45,845	7,956	109,772	27,091
Provision for income taxes	11,921	1,916	29,304	7,875

Net income	33,924	6,040	80,468	19,216

Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in net unrealized gains	(240)	(30)	(715)	687
Less: reclassification adjustment for net losses included in other income (expense), net	23	8	26	32

Net change, net of tax of $(75), $(7), $(239) and $246 for the three and nine months ended September 30, 2021 and 2020, respectively	(217)	(22)	(689)	719
Foreign currency translation gain (loss), net of tax of $0 for each of the three and nine months ended September 30, 2021 and 2020, respectively	192	(214)	(138)	254

Total other comprehensive (loss) income	(25)	(236)	(827)	973

Comprehensive income	$33,899	$5,804	$79,641	$20,189

Earnings per share:
Basic	$0.85	$0.15	$2.02	$0.49
Diluted	$0.84	$0.15	$2.00	$0.48
Weighted average common shares outstanding:
Basic	39,940	39,681	39,859	39,617
Diluted	40,241	39,727	40,148	39,676
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount

Balance at June 30, 2021	—	$—	39,578,360	$4	$117,457	$—	$477,620	$1,772	$596,853
Net and comprehensive income (loss)	—	—	—	—	—	—	33,924	(25)	33,899
Stock-based award activity
Stock-based compensation	—	—	—	—	2,703	—	—	—	2,703
Issuance of common stock for settlement of deferred stock units	—	—	60,373	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	58,411	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(30,359)	—	(1,186)	—	—	—	(1,186)

Balance as of September 30, 2021	—	$—	39,666,785	$4	$118,974	$—	$511,544	$1,747	$632,269

	Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	—	$—	39,328,017	$4	$108,308	$—	$401,414	$3,187	$512,913
Net and comprehensive income (loss)	—	—	—	—	—	—	6,040	(236)	5,804
Stock-based award activity
Stock-based compensation	—	—	—	—	2,383	—	—	—	2,383
Issuance of common stock for vesting of restricted stock units	—	—	50,912	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(2,452)	—	(66)	—	—	—	(66)

Balance as of September 30, 2020	—	$—	39,376,477	$4	$110,625	$—	$407,454	$2,951	$521,034

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2020	—	$—	39,401,976	$4	$113,182	$—	$431,076	$2,574	$546,836
Net and comprehensive income (loss)	—	—	—	—	—	—	80,468	(827)	79,641
Stock-based award activity
Stock-based compensation	—	—	—	—	7,653	—	—	—	7,653
Shares issued pursuant to employee stock purchase plan	—	—	11,635	—	369	—	—	—	369
Issuance of common stock for settlement of deferred stock units	—	—	60,373	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	241,726	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,492	—	—	—	—	—	—
Issuance of common stock for stock settled deferred consideration	—	—	27,481	—	1,000	—	—	—	1,000
Shares withheld related to net share settlement of stock-based awards	—	—	(88,898)	—	(3,230)	—	—	—	(3,230)

Balance as of September 30, 2021	—	$—	39,666,785	$4	$118,974	$—	$511,544	$1,747	$632,269

	Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2019	—	$—	39,153,195	$4	$104,658	$(4)	$388,271	$1,978	$494,907
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(33)	—	(33)

Balance at January 1, 2020, as adjusted	—	—	39,153,195	4	104,658	(4)	388,238	1,978	494,874
Net and comprehensive income	—	—	—	—	—	—	19,216	973	20,189
Stock-based award activity
Stock-based compensation	—	—	—	—	7,551	—	—	—	7,551
Shares issued pursuant to employee stock purchase plan	—	—	15,923	—	371	—	—	—	371
Issuance of common stock for vesting of restricted stock units	—	—	248,391	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	19,516	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(60,548)	—	(1,955)	—	—	—	(1,955)
Reduction of stock notes receivable from employees	—	—	—	—	—	4	—	—	4

Balance as of September 30, 2020	—	$—	39,376,477	$4	$110,625	$—	$407,454	$2,951	$521,034

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$80,468	$19,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,806	7,822
Amortization of right-of-use assets	17,773	16,883
Credit loss recovery	25	55
Stock-based compensation	7,653	7,551
Deferred taxes, net	(2,847)	6,050
Unrealized foreign exchange (gains) losses	(298)	276
Net realized gains on marketable debt securities, available-for-sale	(78)	(180)
Other non-cash items	361	930
Changes in operating assets and liabilities:
Commissions receivable	(5,297)	(1,928)
Prepaid expenses	925	1,988
Advances and loans	(2,434)	(36,905)
Other assets	(1,076)	(1,087)
Accounts payable and other liabilities	4,020	(1,373)
Income tax receivable/payable	1,932	(5,024)
Accrued bonuses and other employee related expenses	11,223	(12,145)
Deferred compensation and commissions	(4,499)	(17,593)
Operating lease liabilities	(15,889)	(13,504)
Other liabilities	(1,175)	702

Net cash provided by (used in) operating activities	99,593	(28,266)

Cash flows from investing activities
Acquisition of businesses, net of cash received	229	(11,821)
Purchases of marketable debt securities, available-for-sale	(291,063)	(179,221)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	248,540	175,226
Purchases of securities, held-to-maturity	(9,500)	—
Issuances of employee notes receivable	(40)	(243)
Payments received on employee notes receivable	290	90
Purchase of property and equipment	(4,238)	(5,412)

Net cash used in investing activities	(55,782)	(21,381)

Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(3,230)	(1,955)
Proceeds from issuance of shares pursuant to employee stock purchase plan	369	371
Principal payments on notes payable to former stockholders	—	(6,564)
Principal payments on stock appreciation rights liability	(1,481)	(1,251)
Principal payments on contingent and deferred consideration	(1,739)	(420)

Net cash used in financing activities	(6,081)	(9,819)

Effect of currency exchange rate changes on cash and cash equivalents	125	(92)

Net increase (decrease) in cash and cash equivalents	37,855	(59,558)
Cash and cash equivalents at beginning of period	243,152	232,670

Cash and cash equivalents at end of period	$281,007	$173,112

Supplemental disclosures of cash flow information
Interest paid during the period	$734	$1,208

Income taxes paid, net	$30,168	$6,849

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation and Recent Accounting Pronouncements
Description of Business
Marcus & Millichap, Inc. (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of September 30, 2021, MMI operates 82 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
Reorganization and Initial Public Offering
MMI was formed in June 2013 in preparation for Marcus & Millichap Company (“MMC”) to spin-off
its majority-owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”). Prior to the initial public off
e
ring (“IPO”) of MMI, all of the preferred and common stockholders of MMREIS (including MMC and employees of MMREIS) contributed all of their outstanding shares to MMI, in exchange for new MMI common stock. As a result, MMREIS became a wholly-owned subsidiary of MMI. Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness of MMC. MMI completed its IPO in November 2013.
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form
10-Q
and
Article 10-01
of
Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K
filed on March 1, 2021 with the SEC. The results of the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, for other interim periods or for future years.
Considerations Related to the
COVID-19
Pandemic
T
he Company may continue to experience operational and financial impacts due to the ongoing
COVID-19
pandemic. Actual results may differ from the Company’s current estimates and historical trends due to the uncertainty around the economic impact and spread of
COVID-19,
as well as the impact of vaccine mandates on our workforce.
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
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and nine months ended September 30, 2021 and 2020, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During each of the three and nine months ended September 30, 2021, the Company’s Canadian operations represented 2.2% of total revenues, respectively. During the three and nine months ended September 30, 2020, the Company’s Canadian operations represented 1.50% and 1.9% of total revenues, respectively.
During each of the three and nine months ended September 30, 2021 and 2020, no office represented 10% or more of total revenues.
Recent Accounting Pronouncements
Pending Adoption
In March 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
(“ASU
2020-04”).
ASU
2020-04
provides temporary optional exceptions to the guidance in U.S. GAAP on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). ASU
2020-04
is effective for all entities upon issuance and may be applied prospectively to contract modifications through December 31, 2022. The guidance applies to the Company’s Credit Agreement (see Note 13 – “Commitments and Contingencies”), which references LIBOR, and will generally allow it to account for and present a modification as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. As of September 30, 2021, the Company has not drawn funds from the credit facility. The Company continues to evaluate the impact of this new standard but does not expect ASU
2020-04
to have a material effect on its condensed consolidated financial statements.

2.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computer software and hardware equipment	$32,766	$30,955
Furniture, fixtures and equipment	23,946	23,418
Less: accumulated depreciation and amortization	(33,822)	(30,937)

	$22,890	$23,436

During the nine months ended September 30, 2021 and 2020, the Company wrote-off
approximately $2.5 million and $968,000, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
As of September 30, 2021 and 2020, property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $786,000 and $430,000, respectively.

3.	Operating Leases
The Company has operating leases for all of its facilities and autos. As of September 30, 2021 and December 31, 2020, operating lease right-of-use
(“ROU”) assets were $143.3
 million and $126.9
 million, respectively, and the related accumulated amortization was $58.0 million and $42.9
 million,
respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The operating lease cost, included in selling, general and administrative expense in the condensed consolidated statement of net and comprehensive income, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost:

Lease cost (1)	$6,549	$6,355	$19,650	$18,959
Variable lease cost (2)	1,355	1,485	3,996	4,096
Sublease income	(206)	(50)	(258)	(216)

	$7,698	$7,790	$23,388	$22,839

(1)	Includes short-term lease cost and ROU asset amortization.
(2)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.
Maturities of lease liabilities by year consisted of the following (in thousands):

September 30, 2021

Remainder of 2021	$5,958
2022	20,560
2023	17,256
2024	14,769
2025	12,462
Thereafter	15,603

Total future minimum lease payments	86,608
Less imputed interest	(5,893)

Present value of operating lease liabilities	$80,715

Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating cash flow information:

Cash paid for amounts included in the measurement of operating lease liabilities	$17,697	$15,566
Noncash activity:
ROU assets obtained in exchange for operating lease liabilities	$18,003	$7,771
Tenant improvements owned by lessor related to ROU assets (1)	$1,005	$949

(1)	Reclassification from other assets current.
Other information related to the operating leases consisted of the following:

	September 30, 2021	December 31, 2020

Weighted average remaining operating lease term	4.71 years	4.70 years
Weighted average discount rate	2.9%	3.1%

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Investments in Marketable Debt Securities, Available for Sale
Amortized cost, allowance for credit losses, gross unrealized gains/losses in accumulated other comprehensive income/loss and fair value of marketable debt securities, available-for-sale,
by type of security consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:

U.S. treasuries	$19,984	$—	$7	$—	$19,991
Corporate debt	96,868	—	43	—	96,911

	$116,852	$—	$50	$—	$116,902

Long-term investments:
U.S. treasuries	$86,893	$—	$190	$(26)	$87,057
U.S. government sponsored entities	797	—	27	(2)	822
Corporate debt	33,845	—	1,422	(33)	35,234
Asset-backed securities (“ABS”) and other	7,253	—	141	(5)	7,389

	$128,788	$—	$1,780	$(66)	$130,502

	December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:

U.S. treasuries	$75,887	$—	$88	$(5)	$75,970
U.S. government sponsored entities	32,439	—	8	—	32,447
Corporate debt	49,822	—	20	(1)	49,841

	$158,148	$—	$116	$(6)	$158,258

Long-term investments:
U.S. treasuries	$3,375	$—	$266	$—	$3,641
U.S. government sponsored entities	1,114	—	38	—	1,152
Corporate debt	34,183	—	2,137	(33)	36,287
ABS and other	6,509	—	195	(11)	6,693

	$45,181	$—	$2,636	$(44)	$47,773

The Company’s investments in marketable debt s
e
curities,
available-for-sale,
that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	September 30, 2021
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$44,428	$(26)	$—	$—	$44,428	$(26)
U.S. government sponsored entities	123	(2)	—	—	123	(2)
Corporate debt	12,501	(33)	—	—	12,501	(33)
ABS and other	1,129	(4)	221	(1)	1,350	(5)

	$58,181	$(65)	$221	$(1)	$58,402	$(66)

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. treasuries	$41,702	$(5)	$—	$—	$41,702	$(5)
Corporate debt	29,810	(34)	—	—	29,810	(34)
ABS and other	546	(6)	157	(5)	703	(11)

	$72,058	$(45)	$157	$(5)	$72,215	$(50)

Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale,
consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Gross realized gains (1)	$68	$97	$78	$229

Gross realized losses (1)	$—	$(34)	$—	$(49)

(1)
Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of September 30, 2021, the portfolio had an average credit rating of AA and weighted term to contractual maturity of 1.9 years, with 37 securities in the portfolio with an unrealized loss aggregating $66,000, or 0.1% of amortized cost, and a weighted average credit rating of AA+.
As of September 30, 2021, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to ma
i
ntain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$116,852	$116,902	$158,148	$158,258
Due after one year through five years	112,288	113,167	30,604	32,041
Due after five years through ten years	11,618	12,334	10,022	11,044
Due after ten years	4,882	5,001	4,555	4,688

	$245,640	$247,404	$203,329	$206,031

Weighted average contractual maturity		1.9 years		1.6 years
Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Acquisitions, Goodwill and Other Intangible Assets
During the nine months ended September 30, 2021, the Company recognized measurement period adjustments, including additional cash expected to be received in excess of the provisional amounts that were recognized at the acquisition date for businesses acquired during 2020. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. The impact to amortization expense not previously recognized related to these changes in estimates was not material.
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:

Goodwill	$34,071	$—	$34,071	$33,375	$—	$33,375
Intangible assets (1)	23,974	(9,071)	14,903	24,745	(6,067)	18,678

	$58,045	$(9,071)	$48,974	$58,120	$(6,067)	$52,053

(1)	Total weighted average amortization period was 5.53 years and 5.57 years as of September 30, 2021 and December 31, 2020, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020

Beginning balance	$33,375	$15,072
Additions from acquisitions (1)	696	9,247
Impairment losses	—	—

Ending balance	$34,071	$24,319

(1)	The 2021 addition represents a measurement period adjustment.
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

September 30, 2021

Remainder of 2021	$869
2022	3,474
2023	3,407
2024	2,891
2025	2,671
Thereafter	1,591

$14,903

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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2021, the Company considered the impact of
COVID-19
pandemic and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company conclud
e
d that as of September 30, 2021, there was no impairment of its goodwill and intangible assets.

6.	Selected Balance Sheet Data
Advances and Loans, Net and Commissions Receivable, Net
Allowance for credit losses for advances and loans and commissions receivable consisted of the following (in thousands):

	Advances and Loans	Commissions Receivable		Total

Beginning balance as of January 1, 2021	$563	$94		$657
Credit loss (recovery)	116	(91)		25
Write-offs	(60)	—		(60)

Ending balance as of September 30, 2021	$619	$3		$622

	Advances and Loans	Commissions Receivable		Total
Beginning balance as of January 1, 2020	$512	$32	(1)	$544
Credit loss expense	13	42		55
Write-offs	(50)	—		(50)

Ending balance as of September 30, 2020	$475	$74		$549

(1)
Includes cumulative-effect adjustment related to the adoption of ASU
No. 2016-13,
Financial Instruments - Credit Losses
.
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

Mortgage servicing rights (“MSRs”), net of amortization	$—	$—	$1,919	$1,897
Security deposits	—	—	1,445	1,461
Employee notes receivable (1)	66	185	—	246
Securities, held-to-maturity	—	—	9,500	—
Customer trust accounts and other	4,370	4,526	454	572

	$4,436	$4,711	$13,318	$4,176

(1)
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable were $10 and $0 for the nine months ended September 30, 2021 and 2020, respectively. See Note 7 – “Related-Party Transactions” for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020

Beginning balance	$1,897	$2,002
Additions	421	425
Amortization	(399)	(404)

Ending balance	$1,919	$2,023

The portfolio of loans serviced by the Company aggregated $1.7 billion and $1.6 billion for the periods ended September 30, 2021 and December 31, 2020, respectively. See Note 8 – “Fair Value Measurements” for additional information on MSRs.
In connection with MSR activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $3.1 million and $3.2 million as of September 30, 2021 and December 31, 2020, respectively, and the offsetting obligations are not presented in the Company’s condensed consolidated financial statements as they do not represent assets and liabilities of the Company.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Stock appreciation rights (“SARs”) liability (1)	$2,241	$2,162	$14,796	$16,671
Commissions payable to investment sales and financing professionals	49,175	54,082	17,012	15,306
Deferred compensation liability (1)	1,132	1,519	6,830	6,768
Other	520	343	—	—

	$53,068	$58,106	$38,638	$38,745

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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the
10-year
treasury note, plus 2%. The rate resets annually. The rates at January 1, 2021 and 2020 were 2.930% and 3.920%, respectively. MMI recorded interest expense related to this liability of $122,000 and $178,000 for the three months ended September 30, 2021 and 2020, respectively, and $366,000 and $533,000 for the nine months ended September 30, 2021 and 2020, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the nine months ended September 30, 2021 and 2020, the Company made total payments of $2.2 million and $2.1 million, consisting of principal and accumulated interest, respectively.

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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a
non-qualified
deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a r
a
bbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current. During each of the nine months ended September 30, 2021 and 2020, the Company made total payments to participants of $1.2 million, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

(Decrease) increase in the carrying value of the assets held in the rabbi trust (1)	$(59)	$434	$932	$170

(Decrease) increase in the net carrying value of the deferred compensation obligation (2)	$(43)	$388	$720	$88

(1)	Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Non-Current
	September 30, 2021	December 31, 2020

Deferred consideration (1) (2)	$5,809	$8,582
Contingent consideration (1) (2)	5,812	4,219
Other	1,020	1,015

	$12,641	$13,816

(1)
The current portions of deferred consideration in the amounts of $5,418 and $6,666 as of September 30, 2021 and December 31, 2020, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets. The current portions of contingent consideration in the amounts of $2,286 and $1,353 as of September 30, 2021 and December 31, 2020, respectively, are included in accounts payable and other liabilities in the condensed consolidated balance sheets.

(2)
Includes a measurement period adjustment and a reduction in deferred consideration settled in stock made during the nine months ended September 30, 2021, which represents a noncash investing activity. See Note 5 – “Acquisitions, Goodwill and Other Intangible Assets” for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. Under the TSA, the Company incurred net costs (charge-back) during the three months ended September 30, 2021 and 2020 of $(11,000) and $10,000, respectively, and during the nine months ended September 30, 2021 and 2020 of $4,000 and $52,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended September 30, 2021 and 2020, the Company earned real estate brokerage commissions and financing fees of $603,000 and $225,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $363,000 and $130,000, respectively, related to these revenues. For the nine months ended September 30, 2021 and 2020, the Company earned real estate brokerage commissions and financing fees of $1.4 million and $1.9 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $840,000 and $1.1 million, respectively, related to these revenues.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. The related operating lease cost was $333,000 for each of the three months ended September 30, 2021 and 2020, respectively, and $998,000 for each of the nine months ended September 30, 2021 and 2020, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. See Note 3 – “Operating Leases” for additional information.
Accounts Payable and Other Liabilities with MMC
As of September 30, 2021 and December 31, 2020, accounts payable and other liabilities with MMC totaling $86,000 and $89,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.
O
ther
T
he Company makes advances to
non-executive
employees from
time-to-time.
At September 30, 2021 and December 31, 2020, the aggregate principal amount for employee notes receivable was
$66,000

and $431,000, respectively, which is included in other assets (current and non-current)
in the accompanying condensed consolidated balance sheets. See Note 6
– “Selected Balance Sheet Data” for additional information.
As of September 30, 2021, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 38% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Fair values for assets held in the rabbi trust and related deferred compensation liability were determined based on the cash surrender value of the company owned variable life insurance policies and underlying investments in the trust, and are L
e
vel 2 and Level 1 measurements, respectively.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	September 30, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:

Assets held in rabbi trust	$11,056	$—	$11,056	$—	$10,295	$—	$10,295	$—

Cash equivalents (1) :
Commercial paper	$—	$—	$—	$—	$9,399	$—	$9,399	$—
Money market funds	223,678	223,678	—	—	158,271	158,271	—	—

	$223,678	$223,678	$—	$—	$167,670	$158,271	$9,399	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$19,991	$19,991	$—	$—	$75,970	$75,970	$—	$—
U.S. government sponsored entities	—	—	—	—	32,447	—	32,447	—
Corporate debt	96,911	—	96,911	—	49,841	—	49,841	—

	$116,902	$19,991	$96,911	$—	$158,258	$75,970	$82,288	$—

Long-term investments:
U.S. treasuries	$87,057	$87,057	$—	$—	$3,641	$3,641	$—	$—
U.S. government sponsored entities	822	—	822	—	1,152	—	1,152	—
Corporate debt	35,234	—	35,234	—	36,287	—	36,287	—
ABS and other	7,389	—	7,389	—	6,693	—	6,693	—

	$130,502	$87,057	$43,445	$—	$47,773	$3,641	$44,132	$—

Liabilities:
Contingent consideration	$8,098	$—	$—	$8,098	$5,572	$—	$—	$5,572

Deferred consideration	$11,227	$—	$11,227	$—	$15,248	$—	$15,248	$—

Deferred compensation liability	$7,962	$7,962	$—	$—	$8,287	$8,287	$—	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the nine months ended September 30, 2021 and 2020.
D
uring the nine months ended September 30, 2021, the Company considered current and future interest rates on the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of September 30, 2021 and December 31, 2020, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $30.3 million and $33.2 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to six-year
 period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020

Beginning balance	$5,572	$3,387
Contingent consideration in connection with acquisitions (1)	(100)	1,800
Change in fair value of contingent consideration	3,246	134
Payments of contingent consideration	(620)	(638)

Ending balance	$8,098	$4,683

(1)
Contingent consideration in connection with acquisitions represents a noncash investing activity. Nine months ended September 30, 2021 relates to a measurement period adjustment. See Note 5 – “Acquisitions, Goodwill and Other Intangible Assets” for additional information.

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at September 30, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$8,098	Discounted cash flow	Expected life of cash flows	1.7-6.1 years (3.7 years)
			Discount rate	1.8%-3.6% (2.8%)
			Probability of achievement	26.9%-100.0% (94.9%)

	Fair Value at December 31, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$5,572	Discounted cash flow	Expected life of cash flows	2.4-6.8 years (4.4 years)
			Discount rate	2.6%-4.3% (3.4%)
			Probability of achievement	50.0%-100.0% (86.1%)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
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
MSRs are recorded at fair value upon acquisition of a servicing contract. The Company has elected the amortization method for the subsequent measurement of MSRs. MSRs are carried at the lower of amortized cost or fair value. MSRs are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The estimated fair value of the Company’s MSRs were developed using a discounted cash flow model that calculates the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Management uses assumptions in the determination of fair value for MSRs after considering default, severity, prepayment and discount rates related to the specific types and underlying collateral of the various serviced loans, interest rates, refinance rates, and current government and private sector responses on the economic impact of the
COVID-19
pandemic. MSRs are carried at the lower of amortized cost or fair value. The fair value of the MSRs approximated the carrying value at September 30, 2021 and December 31, 2020 after consideration of the revisions to the various assumptions. See Note 6 – “Selected Balance Sheet Data – Other Assets – MSRs” for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial assets measured at fair value on a nonrecurring basis consisted of the following (dollars in thousands):

	Fair Value at September 30, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)

MSRs	$2,351	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	0.3%-4.7% ( 1.2%)
			Loss severity	26.2%-31.4% (28.0%)
			Discount rate	10.0%-10.0% (10.0%)

	Fair Value at December 31, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,135	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	0.3%-4.1% ( 1.1%)
			Loss severity	26.2%-31.4% (28.0%)
			Discount rate	10.0%-10.0% (10.0%)

(1)	Weighted average is based on the 10% constant prepayment rate scenario which the Company uses as the reported fair value.

9.	Stockholders’ Equity
Common Stock
As of September 30, 2021 and December 31, 2020, there were 39,666,785 and 39,401,976 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested restricted stock awards (“RSAs”) issued to non-employee
directors, respectively. See Note 12 – “Earnings per Share” for additional information.
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.
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
The Company has not p
r
ovided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

10.	Stock-Based Compensation Plans
2
013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors receive annual grants under a director compensation policy. As of September 30, 2021, there were 4,672,675 shares available for future grants under the 2013 Plan.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to
non-employee
directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year
 period from the date of grant, subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. As of September 30, 2021, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the nine months ended September 30, 2021, 241,726 shares of RSUs vested and 60,373 shar
e
s of deferred stock units (“DSUs”) were settled and 88,898 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share

Nonvested shares at December 31, 2020 (1)	16,728	637,650	264,001	918,379	$33.73
Granted	12,492	269,474	81,566	363,532	$38.74
Vested	(16,728)	(163,758)	(77,968)	(258,454)	$31.93
Transferred	—	(9,057)	9,057	—	$34.49
Forfeited/canceled	—	(25,470)	(6,345)	(31,815)	$33.06

Nonvested shares at September 30, 2021 (1)	12,492	708,839	270,311	991,642	$35.52

Unrecognized stock-based compensation expense as of September 30, 2021 (2)	$265	$22,090	$8,499	$30,854

Weighted average remaining vesting period (years) as of September 30, 2021	0.59	3.60	3.44	3.53

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.53 years.
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
offering period.
The ESPP initially had 366,667 shares of common stock reserved, and 165,242 shares of common stock remain available for issuance as of September 30, 2021. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At September 30, 2021, total unrecognized compensation cost related to the ESPP was $16,000 and is expected to be recognized over a weighted average period of 0.13 years.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled. As of September 30, 2021, 281,193 shares of fully vested DSUs remained to be settled in 2022.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income and consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

ESPP	$33	$62	$107	$145
RSAs – non-employee directors	114	120	338	493
RSUs – employees	1,731	1,413	4,932	4,583
RSUs – independent contractors	825	788	2,276	2,330

	$2,703	$2,383	$7,653	$7,551

11.	Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 26.0% and 26.7%, respectively, compared to 24.1% and 29.1%, respectively, for the three and nine months ended September 30, 2020. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any.
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Income tax expense at the federal statutory rate	$9,627	21.0%	$1,671	21.0%	$23,052	21.0%	$5,689	21.0%
State income tax expense, net of federal benefit	2,111	4.6%	453	5.7%	5,157	4.7%	1,403	5.2%
(Windfall) shortfall tax benefits, net related to stock-based compensation	(443)	(1.0)%	130	1.6%	(522)	(0.5)%	203	0.7%
Change in valuation allowance	55	0.1%	134	1.7%	243	0.2%	594	2.2%
Permanent and other items (1)	571	1.3%	(472)	(5.9)%	1,374	1.3%	(14)	—

	$11,921	26.0%	$1,916	24.1%	$29,304	26.7%	$7,875	29.1%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits and meals and entertainment.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Earnings per Share
Basic and diluted
 earnings per share for the three and nine months ended September 30, 2021 and 2020, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator (Basic and Diluted):
Net income	$33,924	$6,040	$80,468	$19,216
Change in value for stock settled consideration	(2)	—	8	—

Adjusted net income	$33,922	$6,040	$80,476	$19,216

Denominator:
Basic
Weighted average common shares issued and outstanding	39,634	39,357	39,539	39,293
Deduct: Unvested RSAs (1)	(13)	(18)	(14)	(18)
Add: Fully vested DSUs (2)	319	342	334	342

Weighted average common shares outstanding	39,940	39,681	39,859	39,617

Basic earnings per common share	$0.85	$0.15	$2.02	$0.49

Diluted
Weighted average common shares outstanding from above	39,940	39,681	39,859	39,617
Add: Dilutive effect of RSUs, RSAs & ESPP	188	46	176	59
Add: Contingently issuable shares (3)	113	—	113	—

Weighted average common shares outstanding	40,241	39,727	40,148	39,676

Diluted earnings per common share	$0.84	$0.15	$2.00	$0.48

Antidilutive shares excluded from diluted earnings per common share (4)	112	696	363	719

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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at September 30, 2021. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of (a) the Bank’s prime rate,
(b) one-month
LIBOR plus 1.50%, and (c) the federal funds rate plus 1.50%), or (ii) at a fixed rate per annum determined by Bank to be between 0.875% to 1.125% above LIBOR. In connection with the amendments of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed cons
o
lidated statements of net and comprehensive income and was $21,000 and $22,000 for the three months ended September 30, 2021 and 2020, respectively, and $65,000 for each of the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 1.5:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of September 30, 2021, the Company was in compliance with all financial and non-financial
covenants and has not experienced any limitation in its operations as a result of the covenants.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to certain such professionals upon reaching certain time and performance goals. Such commitments as of September 30, 2021 aggregated $15.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to any continuing impact of the
COVID-19
pandemic. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form
10-Q
and in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2020 filed with the SEC on March 1, 2021, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of September 30, 2021, we had 1,982 investment sales and financing professionals that are primarily exclusive independent contractors operating in 82 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three and nine months ended September 30, 2021, we closed 3,325 and 8,942 investment sales, financing and other transactions with total sales volume of approximately $20.8 billion and $50.2 billion, respectively. During the year ended December 31, 2020, we closed 8,954 investment sales, financing and other transactions with total sales volume of approximately $43.4 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing equity advisory services, loan sales and consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended September 30, 2021, approximately 90% of our revenues were generated from real estate brokerage commissions, 9% from financing fees and 1% from other real estate related services. During the nine months ended September 30, 2021, approximately 89% of our revenues were generated from real estate brokerage commissions, 10% from financing fees and 1% from other real estate related services. During the year ended December 31, 2020, approximately 88% of our revenues were generated from real estate brokerage commissions, 10% from financing fees and 2% from other real estate related services.
We divide commercial real estate into four major market segments, characterized by price:

•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million to up to but less than $10 million;

•	Middle market: properties priced from $10 million to up to but less than $20 million; and

•	Larger transaction market: properties priced from $20 million and above.
Our strength is in serving private clients in the
$1-$10 million
private client market segment, which contributed approximately 61% and 69% of our real estate brokerage commissions during the three months ended September 30, 2021 and 2020, respectively, and approximately 62% and 68% of our real estate brokerage commissions during the nine months ended September 30, 2021 and 2020, respectively. The following table sets forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended September 30,
	2021			2020			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	267	$183	$7,419	241	$156	$6,290	26	$27	$1,129
Private client market ($1 - <$10 million)	1,894	6,296	183,033	1,168	3,592	97,856	726	2,704	85,177
Middle market ($10 - <$20 million)	136	1,940	35,353	70	945	17,643	66	995	17,710
Larger transaction market ( ≥ $20 million)	159	8,088	73,954	48	2,302	19,055	111	5,786	54,899

	2,456	$16,507	$299,759	1,527	$6,995	$140,844	929	$9,512	$158,915

	Nine Months Ended September 30,
	2021			2020			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	791	$532	$21,175	649	$410	$16,550	142	$122	$4,625
Private client market ($1 - <$10 million)	4,861	15,639	446,592	3,203	10,207	282,937	1,658	5,432	163,655
Middle market ($10 - <$20 million)	370	5,141	97,699	204	2,785	51,902	166	2,356	45,797
Larger transaction market ( ≥ $20 million)	352	17,619	149,992	161	7,459	64,655	191	10,160	85,337

	6,374	$38,931	$715,458	4,217	$20,861	$416,044	2,157	$18,070	$299,414

COVID-19
We are closely monitoring the continuing impact of the
COVID-19
pandemic on all aspects of our business and in the regions we operate. We continue to follow the local guidelines in cities where our offices are located, and all of our offices have re-opened.
Our business was impacted by the
COVID-19
pandemic during most of 2020, with the total number of transactions and total revenues declining 7.9% and 11.1%, respectively, in the year ended December 31, 2020 compared to the same period in 2019. During the nine months ended September 30, 2021, total revenues and total number of transactions increased 71.7% and 49.6%, respectively, compared to the same period in 2020 and 40.9% and 29.2%, respectively, compared to the same period in 2019. While our total revenues were significantly above prior years’ levels, some uncertainty exists in our ability to sustain the growth rates experienced during the three and nine months ended September 30, 2021.
Due to the continuing uncertainty around the
COVID-19
pandemic, we are unable to predict its potential impact on our financial condition, results of operations and cash flows. These uncertainties include the scope, severity and duration of the pandemic; variants in the virus, vaccination rates and the effects thereof; expectation gaps among buyers and sellers on pricing and property operation, vulnerability to economic weakness and/or slow recovery; the direct and indirect economic effects of the actions taken by state and local governments to continue to contain the pandemic or mitigate its impact; and the impact of these and other factors on our employees, independent contractors, clients and potential clients.
Cybersecurity
In August 2021, we were subject to a cybersecurity attack on our information technology systems. We immediately engaged cybersecurity experts to secure and restore all essential systems and were able to do so with no material disruption to our business. At this time, there is no evidence of any material risk or misuse relating to personal information.
We continue to work with our external cybersecurity experts to assess and enhance the security of our systems and personal information. We maintained cyber insurance, which has covered the majority of costs related to this incident.
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

The U.S. economy maintained strong growth through the third quarter as consumer spending and corporate investment fueled gains. Job creation has been robust, with the economy adding 5.1 million jobs through the first three quarters of 2021. However, only 78% of the 22.4 million jobs lost during the pandemic have been recovered thus far, and the economy faces a labor shortage that has begun to restrain job additions. As of August 2021, according to the Bureau of Labor Statistics, there were 10.4 million job openings in the U.S., but just 8.4 million people were looking for work. The labor shortage has generated increased wage pressure across all industries, fueling increased inflation. Increased pricing pressure has been further aggravated by supply chain bottlenecks that have resulted in manufacturing component and consumer product shortages. Combined, these and other inflationary pressures could spur a response from the Federal Reserve that places upward pressure on interest rates. Although heightened inflation risk exists, we believe that commercial real estate tends to be a comparatively strong inflation hedge relative to many other investment classes. This combination, along with elevated liquidity, supported strong investor activity in the third quarter of 2021. Additional headwinds could still emerge, however, as the U.S. Congress negotiates tax policy revisions that could affect commercial real estate investments.
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
Space demand for virtually all commercial property types accelerated in the third quarter. Apartment demand reached a record level, while self-storage and industrial properties delivered strong gains. Office, retail, hotel and seniors housing properties delivered more modest gains, but we believe the momentum is pointing toward broad-based commercial real estate demand growth. By the same token, materials shortages and elevated construction costs have restrained construction levels for all property types except apartments and industrial space, the two property types that could see record space deliveries in 2021. The mitigated supply risk for most property types is a positive factor supporting the commercial real estate outlook. Demand drivers continue to favor suburban areas and metros across the southeast and southwest that are benefiting from elevated in-migration.
Although major urban gateway markets like New York and San Francisco were disproportionately impacted by the health crisis, they generated positive commercial real estate space demand in the third quarter, supporting a potential future recovery in these areas as well. The positive momentum of commercial real estate fundamentals has attracted increased capital to the sector, creating an active bid climate for many marketed assets, especially those in markets demonstrating particularly favorable growth metrics. The rising demand for assets has supported increased transaction flow and has placed upward pressure on prices at a macro level.
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
Both equity and debt capital remains very liquid, with financing broadly available for most property types in most markets. Banks continue to be the leading source of financing, but commercial mortgage-backed security (CMBS) financing has become increasingly available. CMBS financing was virtually non-existent
at the outset of the pandemic, but by the second quarter of 2021 CMBS comprised 18% of the lender composition pool, exceeding traditional levels. The broad array of financing sources and the competition to place capital, together with low underlying treasury rates, has helped keep lending rates low through the first three quarters of the year. However, the Federal Reserve has begun to signal that they will taper their quantitative easing programs very soon. As the Federal Reserve reduces their $120 billion monthly investments into treasuries and mortgage-backed securities, we believe risk-free interests rates such as the
10-year
treasury may experience upward pressure. This in turn could cause commercial real estate lending rates to rise. Nonetheless, interest rates remain well-below the historical norm, keeping the cost of debt capital below the first-year return rate on most acquisitions. Barring a major capital markets disruption, we believe the pool of capital seeking placement in commercial real estate should sustain strong transaction activity through 2021 and into 2022.
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

Third quarter commercial real estate transaction activity was notably strong, well above the pandemic restrained third quarter of 2020 and even surpassing the third quarter of 2019 for most property types. Positive market and economic factors including rising commercial real estate space demand, strong liquidity, low interest rates, expectations of a robust economic momentum and positive demographics aligned to spur investor optimism. The demand for several types of commercial real estate, particularly in growth markets was robust. Buyers often compete to place capital, driving record pricing for some property types in select markets. Although property types hard-hit
by the pandemic are still going through price discovery, momentum remains strong. Office property sales face the greatest uncertainty due to questions about corporate strategies for returning to the offices. Office pricing has recently become more stable, but we believe another
COVID-19
surge could potentially disrupt the return to office timetable again, creating a new round of pricing instability. Another area of investor uncertainty centers on potential tax reform, but recent communications from the House of Representatives suggests that changes to very important commercial real estate focused tax policies such as the 1031 tax deferred exchange and the step-up
basis are improbable at this time. This has bolstered investor confidence, but until the final version of any tax policy changes are officially adopted, commercial real estate investors could remain wary. Despite these areas of uncertainty, we believe the overall enthusiasm for commercial real estate investment as demonstrated by increasing transaction activity remains positive.
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

Results of Operations
Following is a discussion of our results of operations for the three and nine months ended September 30, 2021 and 2020. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended September 30, 2021 and 2020, we closed more than 3,300 and 2,100 investment sales, financing and other transactions, respectively, with total sales volume of approximately $20.8 billion and $9.1 billion, respectively. During the nine months ended September 30, 2021 and 2020, we closed more than 8,900 and 5,900 investment sales, financing and other transactions, respectively, with total sales volume of approximately $50.2 billion and $27.8 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Brokerage	2021	2020	2021	2020
Average Number of Investment Sales Professionals	1,909	1,917	1,934	1,911
Average Number of Transactions per Investment Sales Professional	1.29	0.80	3.30	2.21
Average Commission per Transaction	$122,052	$92,236	$112,246	$98,659
Average Commission Rate	1.82%	2.01%	1.84%	1.99%
Average Transaction Size (in thousands)	$6,721	$4,581	$6,108	$4,947
Total Number of Transactions	2,456	1,527	6,374	4,217
Total Sales Volume (in millions)	$16,507	$6,995	$38,931	$20,861

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing (1)	2021	2020	2021	2020
Average Number of Financing Professionals	86	82	86	86
Average Number of Transactions per Financing Professional	6.98	5.39	20.67	15.13
Average Fee per Transaction	$42,319	$33,531	$36,126	$31,607
Average Fee Rate	0.77%	0.88%	0.82%	0.89%
Average Transaction Size (in thousands)	$5,503	$3,828	$4,390	$3,533
Total Number of Transactions	600	442	1,778	1,301
Total Financing Volume (in millions)	$3,302	$1,692	$7,806	$4,597

(1)	Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended September 30, 2021 and 2020
Below are key operating results for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 (dollars in thousands):

	Three Months Ended September 30, 2021	Percentage of Revenue	Three Months Ended September 30, 2020	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$299,759	90.2%	$140,844	88.8%	$158,915	112.8%
Financing fees	29,391	8.8	15,620	9.9	13,771	88.2%
Other revenues	3,233	1.0	2,111	1.3	1,122	53.2%

Total revenues	332,383	100.0	158,575	100.0	173,808	109.6%

Operating expenses:
Cost of services	219,194	65.9	99,707	62.9	119,487	119.8%
Selling, general and administrative	64,673	19.5	49,722	31.4	14,951	30.1%
Depreciation and amortization	2,850	0.9	2,606	1.6	244	9.4%

Total operating expenses	286,717	86.3	152,035	95.9	134,682	88.6%

Operating income	45,666	13.7	6,540	4.1	39,126	nm (2)
Other income (expense), net	323	0.1	1,615	1.0	(1,292)	(80.0)%
Interest expense	(144)	0.0	(199)	(0.1)	55	(27.6)%

Income before provision for income taxes	45,845	13.8	7,956	5.0	37,889	nm (2)
Provision for income taxes	11,921	3.6	1,916	1.2	10,005	nm (2)

Net income	$33,924	10.2%	$6,040	3.8%	$27,884	nm (2)

Adjusted EBITDA (1)	$50,985	15.3%	$12,229	7.7%	$38,756	nm (2)

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
Revenues
Our total revenues were $332.4 million for the three months ended September 30, 2021 compared to $158.6 million for the same period in 2020, an increase of $173.8 million, or 109.6%. Total revenues increased as a result of increases in real estate brokerage commissions, financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions increased to $299.8 million for the three months ended September 30, 2021 from $140.8 million for the same period in 2020, an increase of $158.9 million, or 112.8%. The increase was primarily driven by a 136.0% increase in overall sales volume generated by a 60.8% increase in the number of investment sales transactions and a 46.7% increase in average transaction size, partially offset by a 19 basis points reduction in average commission rates due to a larger proportion of transactions closed from the Larger Transaction Market segment.
Financing fees.
Revenues from financing fees increased to $29.4 million for the three months ended September 30, 2021 from $15.6 million for the same period in 2020, an increase of $13.8 million, or 88.2%, in part spurred by growth from our recent acquisitions and other ancillary financing fees. The increase was driven by a 95.2% increase in financing volume, partially offset by an 11 basis points decrease in average commission rates due in part to fees from certain larger loan transactions. Financing volume was impacted by a 35.7% increase in the number of financing transactions and a 43.8% increase in average transaction size.
Other revenues.
Other revenues increased to $3.2 million for the three months ended September 30, 2021 from $2.1 million for the same period in 2020, an increase of $1.1 million, or 53.2%. The increase was primarily driven by increases in consulting and advisory services during the three months ended September 30, 2021, compared to the same period in 2020.
Total Operating Expenses
Our total operating expenses were $286.7 million for the three months ended September 30, 2021 compared to $152.0 million for the same period in 2020, an increase of $134.7 million, or 88.6%. The increase was due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities, selling, general and administrative costs and depreciation and amortization expense, as described below.

Cost of services.
Cost of services increased to $219.2 million for the three months ended September 30, 2021 from $99.7 million for the same period in 2020, an increase of $119.5 million, or 119.8%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 65.9% compared to 62.9% for the same period in 2020 primarily due to our senior investment sales and financing professionals who earn additional commissions after meeting certain annual financial thresholds, reaching their thresholds earlier than anticipated.
Selling, general and administrative expense.
Selling, general and administrative expense for the three months ended September 30, 2021 increased $15.0 million, or 30.1%, to $64.7 million from $49.7 million for the same period in 2020. The change was primarily due to increases in (i) compensation related costs, primarily driven by increases in management performance compensation due to a significant year-over-year growth in operating results; (ii) business development, marketing and other support related to the long-term retention of our sales and financing professionals; (iii) facilities expenses due to expansion of existing offices; and (iv) legal costs.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $2.9 million for the three months ended September 30, 2021 from $2.6 million for the same period in 2020, an increase of $0.2 million, or 9.4%.
Other Income (Expense), Net
Other income (expense), net decreased to $0.3 million for the three months ended September 30, 2021 from $1.6 million for the same period in 2020. The decrease was primarily driven by (i) an unfavorable change in the value of our deferred compensation plan assets that are held in a rabbi trust; (ii) a reduction in interest income on our investments in marketable debt securities, available-for-sale
due to an overall decrease in interest rates; and (iii) a foreign currency loss related to our Canadian operations.
Interest Expense
Interest expense decreased to $0.1 million for the three months ended September 30, 2021 from $0.2 million for the same period in 2020. The decrease for the three months ended September 30, 2021 was primarily due to a decrease in interest expense on SARs liability.
Provision for Income Taxes
The provision for income taxes was $11.9 million for the three months ended September 30, 2021 compared to $1.9 million in the same period in 2020, an increase of $10.0 million. The effective income tax rate for the three months ended September 30, 2021 was 26.0% compared to 24.1% for the same period in 2020. The effective income tax rate increased primarily due the change in the relationship of permanent nondeductible items to income before provision for income taxes, partially offset by an increase in windfall tax benefits, net related to the settlement of stock-based awards and a decrease in Canadian losses, which are subject to a full valuation allowance.

Comparison of Nine Months Ended September 30, 2021 and 2020
Below are key operating results for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 (dollars in thousands):

	Nine Months Ended September 30, 2021	Percentage of	Nine Months Ended	Percentage of	Change
		Revenue	September 30, 2020	Revenue	Dollar	Percentage
Revenues:
Real estate brokerage commissions	$715,458	89.3%	$416,044	89.1%	$299,414	72.0%
Financing fees	75,448	9.4	43,674	9.4	31,774	72.8%
Other revenues	10,400	1.3	6,974	1.5	3,426	49.1%

Total revenues	801,306	100.0	466,692	100.0	334,614	71.7%

Operating expenses:
Cost of services	506,882	63.3	287,207	61.5	219,675	76.5%
Selling, general and administrative	178,147	22.2	148,101	31.7	30,046	20.3%
Depreciation and amortization	8,806	1.1	7,822	1.8	984	12.6%

Total operating expenses	693,835	86.6	443,130	95.0	250,705	56.6%

Operating income	107,471	13.4	23,562	5.0	83,909	nm (2)
Other income (expense), net	2,737	0.3	4,224	0.9	(1,487)	(35.2)%
Interest expense	(436)	(0.1)	(695)	(0.1)	259	(37.3)%

Income before provision for income taxes	109,772	13.6	27,091	5.8	82,681	nm (2)
Provision for income taxes	29,304	3.7	7,875	1.7	21,429	nm (2)

Net income	$80,468	9.9%	$19,216	4.1%	$61,252	nm (2)

Adjusted EBITDA (1)	$124,790	15.6%	$38,757	8.3%	$86,033	nm (2)

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
Revenues
Our total revenues were $801.3 million for the nine months ended September 30, 2021 compared to $466.7 million for the same period in 2020, an increase of $334.6 million, or 71.7%. Total revenues increased as a result of increases in real estate brokerage commissions, financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions increased to $715.5 million for the nine months ended September 30, 2021, from $416.0 million for the same period in 2020, an increase of $299.4 million, or 72.0%. The increase was primarily driven by an 86.6% increase in sales volume generated by a 51.2% increase in the number of investment sales transactions and a 23.5% increase in the average transaction size. These increases were partially offset by a 15 basis points reduction in average commission rates due to a larger proportion of transactions closed from the Larger Transaction Market segment.
Financing fees.
Revenues from financing fees increased to $75.4 million for the nine months ended September 30, 2021 from $43.7 million for the same period in 2020, an increase of $31.8 million, or 72.8%, in part spurred by growth from our recent acquisitions and other ancillary financing fees. The increase was driven by a 69.8% increase in financing volume, partially offset by a 7 basis points reduction in average commission rates due in part to fees from certain larger loan transactions. Financing volume was impacted by a 24.3% increase in average transaction size and a 36.7% increase in the number of financing transactions.
Other revenues.
Other revenues increased to $10.4 million for the nine months ended September 30, 2021 from $7.0 million for the same period in 2020, an increase of $3.4 million, or 49.1%. The increase was primarily driven by an increase in consulting and advisory services during the nine months ended September 30, 2021, compared to the same period in 2020.
Total Operating Expenses
Our total operating expenses were $693.8 million for the nine months ended September 30, 2021 compared to $443.1 million for the same period in 2020, an increase of $250.7 million, or 56.6%. The increase was due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities, selling, general and administrative costs and depreciation and amortization expense, as described below.

Cost of services.
Cost of services increased to $506.9 million for the nine months ended September 30, 2021 from $287.2 million for the same period in 2020, an increase of $219.7 million, or 76.5%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 63.3% compared to 61.5% for the same period in 2020 primarily due to our senior investment sales and financing professionals who earn additional commissions after meeting certain annual financial thresholds, reaching their thresholds earlier than prior years and a higher proportion of transactions closed by our more senior investment sales and financing professionals.
Selling, general and administrative expense.
Selling, general and administrative expense for the nine months ended September 30, 2021 increased $30.0 million, or 20.3%, to $178.1 million from $148.1 million for the same period in 2020. The increase was primarily due to increases in (i) compensation related costs, primarily driven by increases in management performance compensation due to a significant year-over-year increase in operating results; (ii) business development, marketing and other support related to the long-term retention of our sales and financing professionals; (iii) facilities expenses due to expansion of existing offices; and (iv) net change in value of contingent and deferred consideration in connection with our acquisition activities. These increases were partially offset by decreases in (i) sales operations support and promotional marketing expenses primarily due to the cancellation of the Company’s annual sales recognition event typically held during the first quarter of 2021 due to ongoing concerns about the pandemic; and (ii) legal costs.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $8.8 million for the nine months ended September 30, 2021 from $7.8 million for the same period in 2020, an increase of $1.0 million, or 12.6%. The increase was primarily driven by capital expenditures due to our growth.
Other Income (Expense), Net
Other income (expense), net decreased to $2.7 million for the nine months ended September 30, 2021 from $4.2 million for the same period in 2020. The decrease was primarily driven by a reduction in interest income on our investments in marketable debt securities, available-for-sale
due to an overall decrease in interest rates. This decrease was partially offset by (i) a favorable change in the value of our deferred compensation plan assets that are held in a rabbi trust; and (ii) a foreign currency gain related to our Canadian operations.
Interest Expense
Interest expense decreased to $0.4 million for the nine months ended September 30, 2021 from $0.7 million for the same period in 2020. The decrease for the nine months ended September 30, 2021 was primarily due to a decrease in interest expense on SARs liability and no interest expense related to notes payable to former stockholders, which were fully repaid during the second quarter of 2020.
Provision for Income Taxes
The provision for income taxes was $29.3 million for the nine months ended September 30, 2021 compared to $7.9 million in the same period in 2020, an increase of $21.4 million, or 272.1%. The effective income tax rate for the nine months ended September 30, 2021 was 26.7% compared to 29.1% for the same period in 2020. The effective income tax rate decreased primarily due to an increase in windfall tax benefits, net related to the settlement of stock-based awards and a decrease in Canadian losses which are subject to a full valuation allowance, partially offset by a net increase in permanent and other items.

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
MSR activity. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash
items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$33,924	$6,040	$80,468	$19,216
Adjustments:
Interest income and other (1)	(503)	(889)	(1,470)	(4,090)
Interest expense	144	199	436	695
Provision for income taxes	11,921	1,916	29,304	7,875
Depreciation and amortization	2,850	2,606	8,806	7,822
Stock-based compensation	2,703	2,383	7,653	7,551
Non-cash MSR activity (2)	(54)	(26)	(407)	(312)

Adjusted EBITDA (3)	$50,985	$12,229	$124,790	$38,757

(1)	Other includes net realized gains (losses) on marketable debt securities, available-for-sale.
(2)	Non-cash MSR activity includes the assumption of servicing obligations.
(3)
The increase in Adjusted EBITDA for the three and nine months ended September 30, 2021, compared to the same period in 2020 is primarily due to an increase in total revenues and a lower proportion of operating expenses compared to total revenues.

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

Cash Flows
Our total cash and cash equivalents balance increased by $37.9 million to $281.0 million at September 30, 2021, compared to $243.2 million at December 31, 2020. The following table sets forth our summary cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$99,593	$(28,266)
Net cash used in investing activities	(55,782)	(21,381)
Net cash used in financing activities	(6,081)	(9,819)

Effect of currency exchange rate changes on cash and cash equivalents	125	(92)

Net increase (decrease) in cash and cash equivalents	37,855	(59,558)
Cash and cash equivalents at beginning of period	243,152	232,670

Cash and cash equivalents at end of period	$281,007	$173,112

Operating Activities
Cash flows provided by operating activities were $99.6 million for the nine months ended September 30, 2021 compared to cash flows used in operating activities of $28.3 million for the same period in 2020. Net cash provided by operating activities is driven by our net income adjusted for non-cash
items and changes in operating assets and liabilities. The $127.9 million improvement in operating cash flows for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to higher total revenues and a lower proportion of operating expenses compared to total revenues, differences in timing of certain payments and receipts, a reduction in advances to our investment sales and financing professionals and lower bonus payments paid during the first quarter of 2021 compared to the same period in 2020 due to the significant decline in operating results for the year ended December 31, 2020. The improvement in operating cash flows was partially offset by a reduction in the deferral of certain discretionary commissions.
Investing Activities
Cash flows used in investing activities were $55.8 million for the nine months ended September 30, 2021 compared to $21.4 million for the same period in 2020. The $34.4 million increased usage in investing activities for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to a $38.5 million increase in net purchases of marketable debt securities and a $9.5 million purchase of held-to-maturity
securities, with no such comparable outflow for the same period in 2020. The increased usage in investing cash flows was partially offset by a $12.1 million reduction in cash used in acquisitions of businesses, net of cash received during the nine months ended September 30, 2021 compared to the same period in 2020.
Financing Activities
Cash flows used in financing activities were $6.1 million for the nine months ended September 30, 2021 compared to $9.8 million for the same period in 2020. The $3.7 million reduction in cash flows used in financing activities for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily impacted by principal payments on notes payable to former stockholders, which were fully repaid during the second quarter of 2020, partially offset by increases in principal payments on contingent and deferred consideration in connection with acquisitions and taxes paid related to net share settlement of stock-based awards.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale
and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next 12 months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of September 30, 2021, cash and cash equivalents and marketable debt securities, available-for-sale,
aggregated $528.4 million, and we had $59.5 million of borrowing capacity under our credit agreement.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. As of September 30, 2021, the fair value of investments in marketable debt securities, available-for-sale
was $247.4 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA as of September 30, 2021. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of September 30, 2021 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$2,604
1% Decrease	$1,788
1% Increase	$(3,299)
2% Increase	$(6,597)
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
based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a significant number of our employees and independent contractors are still working remotely due to the COVID-19 pandemic.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors described in our Annual Report on
Form 10-K for
the year ended December 31, 2020, other than the updated risk factors below relating to the Technology and Cybersecurity.
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
Interruption, data security breaches, or failure of our information technology, communications systems or data services could hurt our ability to effectively provide our services, which could damage our reputation and harm our operating results.
Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our national business may be adversely impacted by disruptions or breaches to these systems or infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, third-party misconduct or penetration and criminal acts, natural disasters such as hurricanes, earthquakes, wildfires and floods, acts of war or terrorism, or other events which are beyond our control. For example, in August 2021, we were subject to a cybersecurity attack on our information technology systems. We immediately engaged cybersecurity experts to secure and restore all essential systems and were able to do so with no material disruption to our business.
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
Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property and that of our clients and personally identifiable information of our employees and contractors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure have been subject to, and may in the future be vulnerable to, various cyber-attacks, such as hacking, spoofing and phishing attacks and ransomware attacks, or our systems may be breached due to employee error, malfeasance or other disruptions. A significant actual or potential theft, loss, fraudulent use or misuse of client, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with
our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, damage our reputation, and cause a loss of confidence in our services, which could adversely affect our business, revenues and competitive position. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect our reputation.
We rely on the collection and use of personally identifiable information from clients to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action, including under the Racketeer Influenced and Corrupt Organizations Act, and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, client expectations or the law. In the event we or the vendors with which we contract to provide services on behalf of our clients were to suffer a breach of personally identifiable information, our customers could terminate their business with us. Further, we may be subject to claims to the extent individual employees or investment sales and financing professionals breach or fail to adhere to company policies and practices and such actions jeopardize any personally identifiable information. In addition, concern among potential buyers or sellers about our privacy practices could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personally identifiable information. We maintain cyber security insurance, but there can be no assurance that it will be adequate to cover past or future incidents.
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
10-Q
for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Net and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc .

Date:	November 5, 2021	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2021	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)