Form 10-K
period 2021-12-31
Marcus & Millichap, Inc.
filed 2022-03-01
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes
  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.    Ye
s  ☐
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
of the
Act).    Yes  ☐
No
  ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates
at June 30, 2021 was approximately $937.2 million, based on the closing price per share of common stock on June 30, 2021 of $
38.87
as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and executive officers of the registrant and 10% stockholders are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of
Rule 12b-2
under the Securities Exchange Act of 1934.
As of February 15, 2022, there were 39,693,316 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on May 3, 2022 are incorporated by reference into Part III of this Annual Report on Form
10-K.
Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2021.

MARKET, INDUSTRY AND OTHER DATA
Unless otherwise indicated, information contained in this Annual Report on Form
10-K
concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on (i) information gathered from various sources, (ii) certain assumptions that we have made, and (iii) on our knowledge of the commercial real estate market. While we believe that the market position, market opportunity and market size information that is included in this Annual Report on Form
10-K
is generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is generally based on information available through the nine months ended September 30, 2021 since full year 2021 information may not yet have been published. We use market data from Costar Group, Inc. and Real Capital Analytics that consists of list side information of sales transactions of multifamily, retail, office and industrial buildings, with a value of $1 million or more.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
includes forward-looking statements, including the Company’s business outlook for 2022, the potential continuing impact of the
COVID-19
pandemic, the execution of our capital return program, including the initiation of a semi-annual dividend policy, and expectations for market share growth. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•
uncertainties relating to the economic, operational and financial impact of the ongoing
COVID-19
pandemic, including uncertainties regarding the potential impact of new variants, vaccination rates and vaccine mandates on our workforce;

•	general uncertainty in the capital markets and a worsening of economic conditions and the rate and pace of economic recovery following an economic downturn;

•	changes in our business operations;

•	market trends in the commercial real estate market or the general economy, including the impact of inflation;

•	our ability to attract and retain qualified senior executives, managers and investment sales and financing professionals;

•	the effects of increased competition on our business;

•	our ability to successfully enter new markets or increase our market share;

•	our ability to successfully expand our services and businesses and to manage any such expansions;

•	our ability to retain existing clients and develop new clients;

•	our ability to keep pace with changes in technology;

•	any business interruption or technology failure, including cyber and ransomware attacks, and any related impact on our reputation;

•	changes in interest rates, availability of capital, tax laws, employment laws or other government regulation affecting our business;

•	our ability to successfully identify, negotiate, execute and integrate accretive acquisitions; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.
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
Item 1. Business
Company Overview
Marcus & Millichap, Inc. (“MMI”) is a leading national real estate services firm specializing in commercial real estate investment sales, financing, research and advisory services. We are the leading national investment brokerage company in the
$1-$10 million
private client market segment. This is the largest and most active market segment and comprised approximately 84% of total U.S. commercial property transactions greater than $1 million in the marketplace in 2021. As of December 31, 2021, we had 1,994 investment sales and financing professionals that are primarily exclusive commission-based independent contractors who provide real estate investment brokerage and financing services to sellers and buyers of commercial real estate in 82 offices in the United States and Canada. In 2021, we closed 13,255 sales, financing and other transactions with total sales volume of approximately $84.4 billion.
We service clients by underwriting, marketing, selling and financing commercial real estate properties in a manner that maximizes value for sellers, provides buyers with the largest and most diverse inventory of commercial properties and secures the most competitive financing from lenders for borrowers. Our business model is based on several key attributes:

•
a
51-year
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

•	investment sales and financing professionals providing exclusive client representation across multiple property types;

•	a broad geographic platform in the United States and Canada powered by information sharing and proprietary real estate marketing technologies;

•	an ability to scale with our private clients as they grow and connect private capital with larger assets through our Institutional Property Advisors (“IPA”) division;

•	a financing team integrated with our brokerage sales force providing independent mortgage brokerage services by accessing a wide range of lenders on behalf of our clients;

•	a sales management team, who serves in a support and leadership role as company executives and who does not compete with or participate in investment sales or financing professionals’ commissions; and

•	industry-leading research and advisory services tailored to the needs of our clients and supporting our investment sales and financing professionals.
Corporate Information
We were formed as a sole proprietorship in 1971, incorporated in California on August 26, 1976 as G. M. Marcus & Company, and we were renamed as Marcus & Millichap, Inc. in August 1978, Marcus & Millichap Real Estate Investment Brokerage Company in September 1985, and Marcus & Millichap Real Estate Investment

Services, Inc., (“MMREIS”), in February 2007. Prior to the completion of our initial public offering (“IPO”), MMREIS was majority-owned by Marcus & Millichap Company (“MMC”) and all of MMREIS’ preferred and common stock outstanding was held by MMC and its affiliates or officers and employees of MMREIS. In June 2013, in preparation for the spin-off
of its real estate investment services business, MMC formed a Delaware holding company called Marcus & Millichap, Inc., or MMI. Prior to the completion of our IPO in November 2013, the shareholders of MMREIS contributed the shares of MMREIS to MMI in exchange for common stock of MMI, and MMREIS became a wholly-owned subsidiary of MMI.
Our Services
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing equity advisory services, loan sales and consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. In 2021, approximately 90% of our revenues were generated from real estate brokerage commissions, 9% from financing fees and 1% from other revenues, including consulting and advisory services.
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
We serve clients with one property, multiple properties and large investment portfolios. The largest group of investors we serve typically transacts in the
$1-$10 million
private client market segment. The investment brokerage and financing professionals serving private clients within the private client market segment represent the largest part of our business, which differentiates us from our competitors. In 2021, approximately 59% of our brokerage commissions came from this market segment. Properties in this market segment are characterized by higher asset turnover rates due to the type of investor as compared to other market segments. Private clients are often motivated to buy, sell and/or refinance properties not only for business reasons but also due to personal circumstances, such as death, divorce, taxes, changes in partnership structures and other personal or financial circumstances. Therefore, private client investors are influenced less by the macroeconomic trends than other large-scale investors, making the private client market segment less volatile over the long-term than other market segments. Accordingly, our business model distinguishes us from our national competitors, who may focus primarily on the more volatile larger transaction and middle market segments, or on other business activities such as leasing or property management, and from our local and regional competitors, who lack a broad national platform.
Geographic Locations
We were founded in 1971 in the western United States, and we continue to increase our presence throughout North America through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape opportunities where we believe the markets will benefit from our business model. We have grown to have offices in 36 states across the United States and in four provinces in Canada.

Below is a map reflecting the geographic location of our 82 offices as of December 31, 2021.
Commercial Real Estate Investment Brokerage
Our primary business and source of revenue is the representation of commercial property owners as their exclusive investment broker in the sale of their properties. Our investment sales professionals also represent buyers in fulfilling their investment real estate acquisition needs. Commissions from real estate investment brokerage sales accounted for approximately 90% of our revenues in 2021. Sales are generated by maintaining relationships with property owners, providing market information and trends to them during their investment or “hold” period and being selected as their representative when they decide to sell, buy additional property or exchange their property for another property. We collect commissions upon the sale of each property based on a percentage of sales price. These commission percentages are typically inversely correlated with sales price and thus are generally higher for smaller transactions.
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

In 2021, we closed 9,652 real estate brokerage transactions in a broad range of commercial property types, with a total sales volume of approximately $67.5 billion. For more than 15 years, we have closed more transactions than any other firm.
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
The following table sets forth the number of investment sales transactions, sales volume and revenue by commercial real estate market segment for real estate brokerage in 2021 compared to 2020:

	2021			2020			Change
Real Estate Brokerage:	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	1,087	$732	$30,681	944	$600	$24,456	143	$132	$6,225
Private client market ($1 - <$10 million)	7,300	24,339	693,996	4,773	15,115	421,767	2,527	9,224	272,229
Middle market ($10 - <$20 million)	643	8,874	170,230	316	4,311	81,621	327	4,563	88,609
Larger transaction market (≥$20 million)	622	33,562	276,062	255	12,026	105,320	367	21,536	170,742

	9,652	$67,507	$1,170,969	6,288	$32,052	$633,164	3,364	$35,455	$537,805

Financing
Marcus & Millichap Capital Corporation (“MMCC”) is a financial intermediary that provides commercial real estate capital markets solutions, including senior debt, mezzanine debt, joint venture and preferred equity, as well as loan sales and consultative/due diligence services to commercial real estate owners, developers, investors and capital providers. Our advisors assist clients to secure capital for both acquisitions and the refinancing of single assets and portfolios. MMCC generates revenue from advisory fees collected from capital placement with an assortment of capital providers including national and regional banks, credit unions, private equity funds, insurance companies, government agencies, including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal Housing Administration (“FHA”), conduit lenders, debt funds, hard money lenders, and structured debt facilitators (including preferred equity and mezzanine providers). MMCC additionally receives on-going
servicing fees from certain lenders and other incentive-based fees based on achieving certain production thresholds. MMCC’s financing fees vary by loan amount, transactional complexity and loan type. In 2021, MMCC completed 2,474 financing transactions representing total financing volume of approximately $11.6 billion, resulting in $109.7 million in financing fees, accounting for approximately 9% of MMI’s total revenue. The combination of MMCC’s size, market reach and financing volume enables us to establish long-term relationships with various capital sources. This, in turn, improves MMCC’s value proposition to borrowers who are seeking competitive rates and terms. MMCC seeks to secure the most competitive financing solutions for each client’s specific needs and requirements. During 2021, approximately 36% of MMCC’s revenues came from placing acquisition financing, 42% from refinancing activities and 22% from other financing activities.
MMCC is fully integrated with the investment sales force in our brokerage offices. MMCC financing professionals are supervised by our MMCC management team and regional managers, who promote cross-selling, information sharing, business referrals and high-quality customer service within the offices. The MMCC national network of financing professionals is also supported by a dedicated, nationally focused management team coordinating access to a broad range of national and regional capital sources. By combining these resources with the latest property and capital markets data and information, we can differentiate ourselves in the marketplace and deliver tailored financial solutions that meet our clients’ financial objectives. During 2021, MMCC entered into a strategic alliance with M&T Realty Capital Corporation (“M&T Realty Capital”) enabling MMCC to provide clients with increased access to M&T Realty Capital’s affordable and conventional multifamily agency financing through a highly streamlined process with dedicated resources. M&T Realty Capital has a Delegated Underwriting and Servicing Agreement (“DUS Agreement”) with Fannie Mae and is an approved lender for Freddie Mac’s Conventional and Targeted Affordable Housing loans.
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
Market Leader in the Private Client Market Segment
Since our founding, we have focused on being the leading service provider to the
$1-$10 million
private client market segment. This segment is the largest by ownership and transaction count and consistently accounts for over 80% of total U.S. commercial property transactions and over 60% of the commission pool. It is comprised of high-net-worth
individuals, partnerships and small private fund managers with both passive,

long-term
investments, as well as those with opportunistic and short-term investment horizons. Private clients are often motivated to buy, sell and/or refinance properties not only for business reasons but also due to personal and financial circumstances. The vast size and personal transaction drivers of private clients make this market segment the most active in terms of sales velocity. In addition, this market segment is highly fragmented with the top 10 brokerage firms accounting for approximately 23% of transactions in 2021. We are the leading broker in the
$1-$10 million
private client market segment based on transaction count in 2021. With our established market leadership and brand name, we have significant room for market share expansion by further consolidating our leadership position in this market segment.
In addition, the private client market segment is characterized by high barriers to entry. These barriers include the need for a large, specialized sales force prospecting private clients, the difficulties in identifying, establishing, and maintaining relationships with such investors, capabilities of exposing properties to a large pool of potential buyers and the challenge of serving their needs locally, regionally and nationally. We believe this private client market segment is the least covered market segment by other national firms and is significantly underserved by local and regional firms that lack a national platform.
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
We have one of the largest teams of financing professionals in the investment brokerage industry through MMCC. MMCC provides financing expertise and access to debt and capital sources by identifying and securing competitive loan pricing and terms for our clients across a broad range of potential lenders and financing alternatives. Based on the most recent data, we are a leading mortgage broker in the industry based on the number of financing transactions closed in 2020. Our dedicated market research teams analyze the latest local and national economic and real estate trends and produce proprietary analyses for our clients enabling them to make informed investment and financing decisions. Integrating all these services into one national platform increases opportunities to maximize value for our clients across multiple property types, market segments and geographies.
Local Management with Significant Investment Brokerage Experience
Our local management team members, as executives of the Company, are dedicated to recruiting, training, developing and supporting our investment sales and financing professionals. The majority of our local management team are former senior investment sales professionals of our Company who now focus on management, do not compete with our sales force and have an average of 13 years of real estate investment brokerage experience with our Company. Our training, development and mentoring programs rely greatly on the regional managers’ personal involvement. Their past experience as senior investment sales professionals plays a key role in developing new and experienced investment sales and financing professionals. They help our junior professionals to establish technical and client service skills as well as set up, develop and grow relationships with clients. We believe this management structure has helped differentiate the firm from our competitors and ultimately achieves better results for our clients.
Growth Strategy
We have demonstrated the ability, over the long-term, to manage through the cyclical market and continue to be a leader in the
$1-10 million
private client market segment. The following graph shows the number of transactions and sales volume of investment sales, financing and other transactions from 2012 to 2021:

We have a long track record of growing our business model driven by opening new offices, recruiting, training and developing new investment sales and financing professionals as well as deploying our client-focused business model to increase coverage of specialty property types and the middle and larger transaction market segments. Our long-term growth plan has focused on investing in our current business model through organic growth and acquisitions to provide our unique business model to a wider client base. Since 2012, our revenue has increased more than threefold, and we have grown from slightly over 1,000 investment sales and financing professionals to nearly 2,000 in the United States and Canada. Our future growth will depend on continually expanding our national footprint and optimizing the size, product segmentation and specialization of our team of investment sales and financing professionals. The key strategies of our growth plan include:
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
Focused Office Expansion
Since we currently have offices in most major-market and
mid-market
metropolitan cities, our growth is expected to come from focused expansion of existing offices and new offices from acquisitions, targeted hiring and increased coverage of specialty property types. We have targeted markets based on population, employment, level of commercial real estate sales, inventory and competitive landscape. Our optimal office plans are used to capitalize on these factors by tailoring sales force size, coverage and composition by office and business activity to direct efforts to offices with the most opportunity where we believe we can leverage our national footprint and proprietary real estate marketing technologies. These initiatives do not require significant increases in the number of offices or in the size of our offices, which allows us to leverage our current office locations without significant incremental investment.
Expand and Develop Our Team of Investment Sales Professionals
A key to growing our business is hiring, training and developing investment sales professionals. We are always focused on hiring experienced investment sales professionals through our recruiting department, specialty directors and regional managers in support of our optimal office plans.
Our new investment sales professionals are trained in all aspects of real estate fundamentals, client service and proprietary marketing technologies through formal training, apprenticeship programs, the Millichap Fellowship Program (discussed below) and mentorship by our dedicated regional, district and division managers, as well as our senior investment sales and financing professionals. As these investment sales professionals mature, we continue to provide them with identified best practices and training in specialty property types. We believe this model creates a high level of teamwork, as well as operational and client service consistency. Please see “Human Capital Management” for more information.
Pursue Selective Acquisitions
Acquisitions have become a strategy to supplement the growth of our salesforce and the services that we provide to our clients. We continually explore acquisition opportunities to augment our investment brokerage and financing services businesses. We primarily look for acquisitions of small-to-medium
size investment brokerage and financing services businesses with teams of professionals with consistent revenue and earnings trends, which will expand our geographic or property type coverage.
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
Middle and Larger Transaction Market Segments Presence
Our extensive relationships with private client investors who typically invest in the
$1-$10 million
private client market segment have enabled us to capture a greater portion of commercial real estate transactions in excess of $10 million and bridge the private client market investor to the middle market and larger transaction market segments in recent years. As property values increase and investors grow and expand, they require larger properties. We are organized to provide our unique investment brokerage and financing services to investors in those market segments. Our ability to connect private client capital with middle and larger transaction market segment properties allows us to continue to serve our clients as they grow and plays a major role in differentiating our services. The IPA division is a group dedicated to service larger investors. This strategy has had market acceptance and provides a vehicle for growth by delivering our unique service platform within the middle and larger transaction market segments for the multifamily, retail and office property types. The growth of our investors and introduction of IPA has driven incremental growth for us. During 2021, we continued to take steps to achieve our growth plan by hiring multiple investment sales teams into our IPA division.
Expand Marcus & Millichap Capital Corporation Financing Business
Our growth plan for MMCC continues to focus on expanding our capital markets services in markets currently served by our investment sales brokerage offices and other strategic markets. This includes increasing the capacity of the existing professionals in offices we currently serve and integrating financing professionals and related services in offices that do not have an MMCC presence. We will also continue to expand our service platform by increasing access to a broad array of new capital resources and pursuing selective acquisitions. We have and continue to expand MMCC’s capital markets advisory services and added complementary services in loan sales, consultative/due diligence, and debt and equity advising through acquisitions, as well as expanded service offerings. While maintaining a core focus on our private client segment, MMCC, through the IPA division, has commenced a focus on institutional clients. These specialized financing professionals work closely with IPA investment sales professionals across the country, supporting them and their clients in their financing needs as well as working directly with institutional clients.
We have established alliances with national capital sources that provide access to an assortment of highly competitive products including Fannie Mae, Freddie Mac and FHA. These alliances serve to expand the distribution network for each of our capital partners, while affording our financing professionals and clients with more favorable pricing and terms. We will continue to hire and acquire experienced financing professionals and companies to further grow our MMCC business, support the growth of our service platform and establish relationships with various capital sources. Further, our internally developed training programs are directed at enhancing the skill sets for our professionals, promoting the MMCC value proposition and increasing our internal capture rate with our investment sales brokerage clients and increasing activity with non-brokerage
clients. As of December 31, 2021, we had 37 offices with financing professionals. We continue to capitalize on the synergies our financing professionals provide to our client-focused service platform with financing fees increasing 55.5% from $70.5 million in 2020 to $109.7 million in 2021.
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
of this Annual Report on Form
10-K.
Competition
We compete in real estate brokerage and financing within the commercial real estate industry on a national, regional and local basis. Competition is based on a number of critical factors, including the quality and expertise of our investment sales and financing professionals, our execution skills, sales support, brand recognition and our business reputation. We primarily compete with other brokerage and financing firms that seek investment brokerage and financing business from real estate owners and investors. To a lesser extent, we compete with in-house
real estate departments, owners who may transact without using a brokerage firm, direct lenders, consulting firms and investment managers. Our relative competitive position also varies across geographies, property types and services. In investment brokerage, our competitors on a national level include CBRE Group Inc., Cushman & Wakefield plc, Colliers International Group, Inc., Jones Lang LaSalle Incorporated (“JLL”), Newmark Group Inc. and NAI Global. Competitors in financing services include institutional firms such as CBRE Group Inc., JLL, Cushman & Wakefield plc, Walker & Dunlop, NorthMarq Capital and a large group of local and regional mortgage banking firms. These investment brokerage firms mainly focus on larger sales and institutional investors and are not heavily concentrated in our largest market segment, which is the
$1-$10 million
private client market segment. However, there is crossover and competition between us and these firms. As a result of the fragmentation in the market, there are also numerous local and regional competitors in our markets, as well as competitors specializing in certain property types. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive.
Competition to attract and retain qualified professionals is also intense in each of our geographic regions and across all property types. We offer what we believe to be competitive compensation and support programs to our professionals. Our ability to continue to compete effectively will depend on retaining, motivating and appropriately compensating our professionals.
Technology and Security
Investments in Technology
We have a long-standing tradition of technological orientation, innovation and advancement. Our efforts include the development of proprietary applications designed to make the process of matching buyers and sellers faster and more efficient as well as state-of-the-art
communication technology, infrastructure, internet presence and electronic marketing.
We have a proprietary internal marketing system, MNet, which allows our investment sales professionals to share listing information with investors across United States and Canada. MNet is an integrated tool that contains our entire property inventory, which allows our investment sales professionals to find listings with targeted criteria, such as searching by demographic data surrounding a target property, and to search for properties based on investors’ acquisition criteria. This system is an essential part of connecting buyers and sellers through our platform. Our policies require information sharing among our sales force, and the MNet system automates the process of matching each property we represent to the largest pool of qualified buyers tracked by our investment sales professionals. A part of MNet, called Buyer Needs, enables our sales force to register the investment needs of various buyers, which are then matched to our available inventory on a real-time basis.
A related application, MNet-Launch, is a system for automating the production of property marketing materials and launching marketing campaigns. MNet-Launch allows our investment sales professionals to create a listing proposal or marketing package, which automatically imports property information, data on comparable properties and other information, and then dynamically populates our
e-marketing,
print and internet media. This system allows our investment sales professionals to rapidly create professionally branded and designed materials for marketing properties on behalf of our clients in an efficient and timely manner. This web-based
application improves efficiency by tightly integrating MNet data for transaction history, sales and rent comparables, and market insights that differentiate us in the marketplace. The proposals and marketing packages produced by MNet-Launch also deliver updated content and expanded demographic and financial analysis to better market those properties for our clients.
In 2020, we relaunched the Marcus & Millichap external website, bringing improved search capabilities and enhanced features for our investment sales professionals as well as our clients, via integrated deal room functionality. The website is designed not only to bring in new clients for our investment sales and financing professionals, but also to make our inventory of properties available for maximum exposure for our sellers, and to provide buyers with an opportunity to engage with our investment sales and financing professionals. We actively qualify leads generated from the contact forms and pass those leads to our agents via our customer relationship management platform. During 2021, our websites averaged approximately 158,000 new visitors per month and approximately 580,000 page views per month and also serve as a portal for delivery of online marketing materials and for deal collaboration.
Information Security and Risk Oversight
We maintain a comprehensive technology and information security program to ensure our technology platforms and systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We regularly perform evaluations of our information security program and continue to invest in our capabilities to keep the Company’s, our employees’, our independent contractors’ and our clients’ critical assets safe. Our Chief Information Officer is ultimately responsible for our information security program, which includes identifying threats, detecting potential attacks, and protecting all of our information assets. We have implemented information security monitoring capabilities designed to alert us to suspicious activity and developed an incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a breach. In addition, employees participate in ongoing mandatory trainings and receive communications regarding the cybersecurity environment to increase awareness throughout the firm. We also conduct enhanced information security trainings for specific specialized employee populations.
The Audit Committee of our Board of Directors, which is comprised entirely of independent directors, has oversight of the Company’s information security and other risks relevant to the Company’s information technology controls and security. Our Chief Information Officer will report security instances to the Audit Committee as they occur, if material, and provides an information technology and cybersecurity update to the Audit Committee on a quarterly basis.
Marketing and Branding
We were founded 51 years ago on the idea that when investment sales and financing professionals collaborate, we can optimize outcomes for our clients. Today, we are known for (i) providing investment brokerage and financing services through our proprietary marketing system, (ii) our policies and culture of information sharing and (iii) our in-depth
investment brokerage training. All of this is executed under the supervision of a dedicated local, regional and national management team focused on client service and growing the firm.
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
Our research division produces nearly 1,700 publications and client presentations per year and is a leading source of information for the industry as well as the general business media. We provide research on 10 commercial property types covering: multifamily, retail, office, industrial, single-tenant net lease, seniors housing, self-storage, hospitality, medical office and manufactured housing, as well as capital markets/financing. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing and yield trends. It is designed to assist investors in their strategy formation and decisions relating to specific assets and to help our investment sales and financing professionals develop and maintain relationships with clients.

Our transactional and market research expertise result in significant print, radio, television and online media coverage including major national real estate publications such as Real Estate Forum, Multi-Housing News, Commercial Property Executive, Connect CRE, Wealth Management Real Estate as well as local market business journals and major national news outlets such as CNBC, The Wall Street Journal, Los Angeles Times, The New York Times, Fox Business, Bloomberg Businessweek, Forbes and numerous newspapers and trade publications in major metropolitan cities. Our CEO is frequently interviewed on national business channels, such as CNBC, Yahoo! Finance, TD Ameritrade, Fox Business, and Bloomberg, to discuss the commercial real estate market. We frequently have featured speaking roles in key regional and national industry events, we are regularly quoted in regional and national publications and media, and we deliver content directly to the real estate investment community through print, electronic publications and video. Nationally, our specialty groups and capital markets executives actively participate in various trade organizations, many of which focus on specific property types and provide an effective vehicle for branding and client relationship development.
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
In addition to trade names, we have developed proprietary technologies for the provision of real estate investment services, such as MNet and MNet-Launch. We also offer proprietary research to clients through our research division. While we seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business, we do not believe any of these other items of intellectual property are material to our business in the aggregate.
Government Regulation
We are subject to various real estate regulations, and we maintain real estate and other broker licenses in 47 states in the United States and four provinces in Canada. We are a licensed broker in each state in which we have an office, as well as those states where we frequently do business. We are also subject to numerous other federal, state and local laws and regulations that contain general standards for, and prohibitions on, the conduct of real estate brokers and sales associates, including agency duties, collection of commissions, telemarketing, advertising and consumer disclosures. One of our wholly owned subsidiaries is subject to certain human resource, data security, information technology and other compliance requirements due to its loan sale and consulting contracts with certain U.S. government agencies.
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

Environmental Sustainability
We recognize that operating our business in an environmentally sustainable manner is important to our success. For this reason, we are exploring ways to address the impact our business has on climate change, reduce carbon emissions, increase energy efficiency, reduce waste and limit our consumption of natural resources.
Climate Measures
As an organization, we have made a commitment to identifying, mitigating and managing risks associated with climate change. In addition, although we do not own or manage real property, we recognize the impact our activities, as well as those of our clients and vendors, may have on the planet and seek to reduce these impacts. We have enacted policies designed to manage our environmental impact and support our clients in their effort to achieve their own sustainability initiatives.
Resource Consumption
We are similarly focused on reducing our waste and energy usage. In addition to the use of reusable materials, the reduction of waste, and the smarter use of energy, we have pivoted to the use of technology such as online deal rooms and
e-signing
vendors to reduce paper waste and have partnered with
e-waste
recycling vendors to recycle our physical technology equipment or dispose of it in an environmentally sound manner.
We are committed to leasing office space in LEED Certified, Energy Star Rated and BOMA Best Gold buildings where practicable and are working with our current landlords to make environmentally sustainable improvements. Thirty-three of our current offices are located in such buildings, and we expect this percentage to increase as leases expire and new space is acquired. Additionally, we allow some remote work and have invested in best of class tools to enable our team to work at the highest levels outside the office, thereby helping to reduce the carbon footprint associated with a regular commute.
We plan to regularly evaluate our sustainability policies and practices to identify potential opportunities for further sustainability improvements and promote the sustainability initiatives of our team and vendors.
To learn more about our policies and practices regarding environmental sustainability, corporate social responsibility and human rights, please visit our website at
ir.MarcusMillichap.com/corporate-governance/governance-documents
. The content of the websites referred to in this Annual Report on Form 10-K are not incorporated by reference into this document.
Human Capital
We consider our relationship with our employees and independent contractors to be good, and we endeavor to offer reasonable and equitable employment opportunities to create a workplace that is welcoming, diverse, inclusive, equitable, safe, engaged and respectful of all people. We take recruiting, development, training, and the retention of talent very seriously to help drive long-term value. Our local management team members, as executives of the Company, are dedicated to recruiting, training, developing and supporting our investment sales and financing professionals. The majority of our local management teams are former senior investment sales professionals of the Company, who now focus on management, do not compete with our sales force and have an average of 13 years of real estate investment brokerage experience with our Company.
Recruiting
We seek to attract talent by offering
in-depth
training to our employees and independent investment sales and financing professionals, as well as competitive salaries and benefit programs for our employees and competitive commissions and business support for our independent investment sales and financing professionals, and through our reputation as the top broker within the
$1-$10 million
private client market segment.

Development and Training
On the development and training front, our National Director of Development and Training was appointed in October 2021 to provide an even greater focus on the training and development of our investment sales and financing professionals. In addition, our regional managers provide extensive training/development to our salesforce, including classroom training, coaching, mentoring, workshops and working with and supporting our professionals. Their past experience as senior investment sales professionals plays a key role in developing new and experienced investment sales and financing professionals. They help our junior professionals to establish technical and client service skills as well as set up, develop and grow relationships with clients. Our training programs are further facilitated and supported by our learning management system and other professional development opportunities.
In 2021, we launched the William A. Millichap Fellowship Program, a comprehensive two-year
training and development program designed to prepare participants for rewarding careers in commercial real estate. The Fellowship Program was launched in partnership with the Commercial Real Estate Women Network (“CREW Network”), a premier business network dedicated to transforming the commercial real estate industry by advancing women globally and Project Destined, a leading social impact platform that provides training in financial literacy, entrepreneurship, and real estate, and sponsors real estate internships in HBCUs and Public Universities. The Fellowship Program will initially be offered in 15 major cities within the U.S. and Canada. The first fellowship group commenced in February 2022. We believe our training, development and mentoring programs have helped differentiate us from our competitors and have helped us achieve better results for our clients.
In July 2021 and continuing into 2022, we have partnered with a leading analytics and advisory company to implement a robust leadership training program for our senior leadership including our regional managers. This program includes a leadership strengths assessment, a leadership development program, and an employee engagement survey. We also have a variety of training programs available to our employees through LinkedIn Learning, as well as other training resources.
Retaining Talent
We address retention by offering a sales awards program to recognize, retain and motivate our top investment sales and financing professionals; through our affiliation with International Council of Shopping Centers, National Association for Industrial and Office Parks and National Multifamily Housing Council; providing business support from our various functional groups; providing the opportunity to earn additional commissions after meeting certain annual financial thresholds for more senior investment sales and financing professionals; and providing competitive base salaries and incentive opportunities for employees.
Diversity, Equity and Inclusion
We strive to create a company culture that embraces, supports and promotes a diverse and inclusive workforce across all levels of the organization where people feel respected, valued, and heard. We are committed to and value an environment which recognizes and upholds the human rights of both our employees and our independent investment sales and financing professionals. To lead this effort, we have created the role of Head of Diversity, Equity and Inclusion, a Senior Director level position, reporting directly to our
C-Suite.
We continue to implement internal initiatives to increase diversity in our workforce and strengthen an inclusive culture. Among these initiatives are our sponsorships of CREW Network and Project Destined. We are currently a National Platinum Sponsor of CREW Network, as well as a local sponsor in Southern California with local board participation. An employee resource group, MMWomen, holds various networking and virtual events designed for female agents and originators who are interested in making connections across the firm, in addition to internal company events such as Fireside Chats with female leaders inside and outside the company.

Communication and Engagement with Our Workforce
We also monitor and measure employee satisfaction and engagement through embedded management, human resource and legal departments. The Company is committed to maintaining an environment where open, honest communications are the expectation, not the exception, and where employees feel comfortable in approaching supervisors or management with questions and concerns including instances in which potential violations of standards or policies may have occurred. Employees have the ability to communicate directly with Human Resources representatives regularly. In addition, we offer employees several methods to advise the Company of any workplace or compliance issues, including a confidential reporting hotline monitored by the Company’s Compliance Officer. In 2022, we will be rolling out an Employee Engagement Committee as an additional communication resource and a method of supporting employee satisfaction. In addition, we have relied on an industry leading employee engagement survey as an additional resource for employee feedback and communication.
Adaptation and Resilience
The Company’s structure and technology investments allow for rapid adaptation to market and societal conditions. We believe our nimble and resilient workforce coupled with cutting edge technology minimizes the likelihood of any significant impact of business disruptions and system outages. When the pandemic required the immediate closure of offices, the Company’s workforce pivoted to remote work and continued without disruption or delay. Similarly, when the Company identified a cyber-attack on its systems in August 2021, we were able to continue to provide unfettered access to critical business tools and resources and resolved the cyber-attack without material impact to our business. As a result of the cyber-attack, we made significant upgrades to our security infrastructure, including deploying active security monitoring and response tools. As cybersecurity tools and security threats continue to evolve, the Company will remain vigilant and will continue to assess and upgrade its security measures to protect its technology and information.
Promoting Health, Wellbeing and Employee Safety
We are committed to protecting the health and safety of our employees, investment sales and financing professionals, clients and their families, while at the same time focusing on our clients’ success. In connection with the
COVID-19
pandemic, we have implemented measures such as increased sanitizing, physical distancing and remote work arrangements, with the goal of protecting our employees, investment sales and financing professionals and clients. We continue to follow the local guidelines in cities where our offices are located. We have taken multiple measures to support our investment sales and financing professionals’ ability to generate and execute business remotely. Such measures include multiple technological solutions, intensified internal training and education, as well as a significant increase in client outreach and investor education webcasts.
To support employee wellbeing, we have rolled out the Learn to Live program. These digital tools are available anywhere, anytime to help employees identify thoughts and behavior patterns that affect their emotional well-being and work through them. It provides tools and instruction to manage stress, depression, anxiety, substance use, and sleep issues. The program includes one-on
one coaching, a support team to work through individual programs, and live and on demand webinars. We also provide “Wellness Resource Monthly Articles” to all employees, which are available on our intranet. Topics have included: healthy habits, burnout and resilience, financial wellness,
COVID-19
vaccine information, breast cancer awareness, suicide prevention, and alcohol and substance abuse. We also hold an annual fitness challenge in which all employees can participate.
Community Engagement and Empowerment
We have participated in and continue to be involved in ongoing community and charity events to promote community and employee engagement. Some of these events have included Marcus & Millichap’s ongoing partnership with Team Feed Corporate/Feeding America on the Million Meals Initiative with the goal of providing one million meals per year to people in need, employee participation in community volunteer events such as Habitat for Humanity and food banks, monetary donations to various veterans’ groups, and company matching of individual donations in times of natural disasters.
Key Metrics
As of December 31, 2021, we had 801 employees, consisting of 78 employees who serve as financing professionals, 39 employees in communications and marketing, 10 employees in research and 674 employees in management, support and general and administrative functions. As we noted above in “Growth Strategy,” a key factor to growing our business is hiring, training and developing investment sales and financing professionals.
As of December 31, 2021, we had 1,994 investment sales and financing professionals, a 4.9% decrease compared to December 31, 2020. The decline in the headcount of investment sales and financing professionals is attributable to a reduction of unproductive investment sales and financing professionals during the pandemic and a shift toward more experienced investment sales and financing professionals due to the challenging market environment brought on by the
COVID-19
pandemic.
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
External Business Risks
The
COVID-19
pandemic has affected and could continue to adversely affect how we operate our business, and the duration and extent to which it will impact our future results of operations and overall financial performance is unknown.
The
COVID-19
pandemic has been and continues to be a prolonged widespread global health crisis that has adversely affected and could continue to adversely affect the broader economies, the capital markets, how we operate our business and the overall demand for our services.
Government imposed restrictions, including the state, county and local level restrictions on certain types of businesses that may not allow them to operate normally, intended to slow the community spread of
COVID-19
have, and may continue to affect our clients or potential clients’ ability or willingness to purchase properties; delay the closing of real estate sales and financing transactions; increase the borrowing cost and reduce the availability of debt financing; impact our ability to provide or deliver services to our clients or potential clients; and/or temporarily delay our expansion efforts. In addition, uncertainties regarding the potential impact of new
COVID-19
variants, general population vaccination rates and vaccine mandates on our workforce, and the resumption of any new state, county or local level restrictions, could materially affect our future sales, operating results, liquidity and overall financial performance due to, among other factors:

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

•
If significant portions of our workforce are unable to work effectively, including because of government restrictions, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted.

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
Our loss sharing indemnification obligation pursuant to our agreement with M&T Realty Capital Corporation may adversely impact our results of operations, cash flows and/or our financial condition.
In October 2021, MMCC, entered into an agreement with M&T Realty Capital, which has a DUS Agreement with Fannie Mae and is an approved lender for Freddie Mac’s Conventional and Targeted Affordable Housing loans. M&T Realty originates, underwrites, closes and services loans under the DUS Agreement and is subject to indemnifying Fannie Mae for of a portion of the risk of loss for those loans. Under the agreement with M&T Realty, MMCC provides loan opportunities to M&T Realty, and for those loans closed under the DUS Agreement by M&T Realty, MMCC has the option to assume a portion of the indemnification obligation of M&T Realty to Fannie Mae. We may need to secure additional sources of financing to satisfy our loss sharing indemnification obligations under these programs. We cannot make any assurances that such financing would be available on attractive terms, if at all, or that any indemnification obligations might be material or would not have an adverse effect on our business, financial condition and results of operations.
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
Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market
regions throughout the United States and Canada. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We realize more of our revenues in California than any other state. In 2021, we earned approximately 27% of our revenues from offices in California. In particular, as a result of this concentration, we are subject to risks related to the California economy and real estate markets more than in other geographic markets. In addition to economic conditions, this geographic concentration means that California-specific legislation, California- specific
COVID-19
restrictions, taxes and regional disasters, such as earthquakes and wildfires as well as the impact of climate change, could disproportionately affect us. A downturn in investment real estate demand or economic conditions in California and other regions could result in a further decline in our total gross commission income which could have an adverse effect on our business, financial condition and results of operations.
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
Our competitors frequently attempt to recruit our investment sales and financing professionals or change commission structures in the marketplace. For a variety of reasons, the exclusive independent contractor and employment arrangements we have entered into or may enter into with these professionals may not prevent these professionals from departing and competing against us. As the majority of our investment sales and financing professionals are independent contractors and we currently do not have employment agreements with most key employees, there is no assurance that we will be able to retain their services. Similarly, most key employees in sales leadership roles, which includes our experienced managers, currently do not have employment agreements and there is no assurance that we will be able to retain their services.
An increasing component of our growth has also occurred through the recruiting, training and retention of key experienced investment sales and financing professionals. Any future growth through attracting these types of professionals will be partially dependent upon the continued availability of qualified candidates fitting the culture of our firm at reasonable terms and conditions. However, our competitors continue to offer lucrative compensation packages and commission splits to these key experienced professionals that we may not be able to match or exceed while also remaining profitable. As a result, the professionals whom we would like to recruit or retain may not agree to terms and conditions acceptable to us. In addition, as the recruitment and retention of what appear to be the key experienced professionals may require substantial investment, such as lucrative compensation packages, support agreements, and commission splits, this investment involves risks that the persons acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of persons recruited will prove incorrect, and therefore may not have been worth the substantial investment.
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
We historically have earned principally all of our revenue from real estate brokerage transactions and financing fees. We expect that we will continue to rely heavily on revenue from these sources for substantially all of our revenue for the foreseeable future. A decline in number of transactions completed or in the value of the commercial real estate we sell could significantly decrease our revenues, which would adversely affect our business, financial condition and results of operations.
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
Our business requires the continued operation of information technology and communication systems and network infrastructure. Our ability to conduct our business may be adversely impacted by disruptions or breaches to these systems or infrastructure. Our information technology and communications systems are vulnerable to damage or disruption from fire, power loss, telecommunications failure, system malfunctions, computer viruses, third-party misconduct or penetration and criminal acts, natural disasters such as hurricanes, earthquakes, wildfires and floods, acts of war or terrorism, or other events which are beyond our control. For example, in August 2021, we were subject to a cybersecurity attack on our information technology systems. We immediately engaged cybersecurity experts to secure and restore all essential systems and were able to do so with only minimal disruption to our business. There are no guarantees, however, that if we were to experience another cybersecurity attack on our information technology systems, we would be able restore all essential systems with only minimal disruption to our business again or that we would not incur significant expense in connection with an attack.
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
Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property and that of our clients and personally identifiable information of our employees and contractors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure have been subject to, and may in the future be vulnerable to various cyber-attacks, such as hacking, spoofing and phishing attacks and ransomware attacks, or our systems may be breached due to employee error, malfeasance or other disruptions. A significant actual or potential theft, loss, fraudulent use or misuse of client, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance
with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, damage our reputation, and cause a loss of confidence in our services, which could adversely affect our business, revenues and competitive position. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect our reputation.

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
Investment Risks
Our investments in marketable debt securities,
available-for-sale
are subject to certain risks which could affect our overall financial condition, results of operations or cash flows.
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
George M. Marcus, our Chair and founder beneficially owns approximately 15.1 million shares, or approximately 38% of our outstanding common stock as of December 31, 2021. Because of Mr. Marcus’s substantial ownership of our outstanding common stock, he may be able to significantly influence the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock. Mr. Marcus’ shares may also be sold in a public or private sale which could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities.
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
We lease all of our brokerage offices (typically less than 12,000 square feet) and other support facilities in United States and Canada. We believe that our current facilities are adequate to meet our needs through the end of 2022; however, as we continue to expand in various midmarket locations and grow our market share in existing metropolitan areas, we may need to lease additional space.
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
As of February 15, 2022, there were 15 stockholders of record, and the closing price of our common stock was $47.44 per share as reported on the NYSE.
Dividends
On February 16, 2022, the Board of Directors declared a semi-annual regular dividend of $0.25 per share and a special dividend of $1.00 per share, payable on April 4, 2022, to stockholders of record at the close of business on March 8, 2022. Based on the estimated number of shares to be outstanding as of March 8, 2022, the dividends declared aggregated $52.1 million, including dividend equivalents totaling $2.5 million to be paid on unvested restricted stock and deferred stock units granted under the Amended and Restated 2013 Omnibus Equity Incentive Plan. These dividend equivalents will be paid when the underlying restricted stock and deferred stock units vest. Any and all future dividends are subject to review and approval by the Board of Directors.
Stock Performance Graph
The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marcus & Millichap, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period.
The graph assumes that $100 was invested at the market close on December 31, 2016 in the common stock of Marcus & Millichap Inc., the S&P 500 Index and the peer group, and assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE Group, Inc., Colliers International Group, Inc., Cushman & Wakefield plc (from August 2018 when it began trading), JLL and Newmark Group, Inc. (from December 2017 when it began trading) (collectively “Peer Group”). We selected our Peer Group based on companies that represent our primary competitors with certain business lines reasonably comparable to ours and based on how long they have been publicly-traded.

	Base Period 12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Marcus & Millichap, Inc.	100.00	122.04	128.48	139.41	139.33	192.59
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	138.72	120.19	177.84	165.11	289.15
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities
None.
Item 6. [RESERVED]
Not applicable.

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
” of this Annual Report on
Form 10-K.
Overview
Our Business
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of December 31, 2021, we had 1,994 investment sales and financing professionals that are primarily exclusive independent contractors operating in 82 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting and advisory services to our clients. During the year ended December 31, 2021, we closed 13,255 investment sales, financing and other transactions with total sales volume of approximately $84.4 billion. During the year ended December 31, 2020, we closed 8,954 sales, financing and other transactions with total sales volume of approximately $43.4 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing of commercial properties and by providing consulting, advisory and other real estate services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the year ended December 31, 2021, approximately 90% of our revenues were generated from real estate brokerage commissions, 9% from financing fees and 1% from other real estate related services.
Acquisitions
We continue to pursue opportunities to increase our market presence through the execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive opportunities where we believe the markets will benefit from our commercial real estate investment sales, financing, research and advisory services.
COVID-19
We are closely monitoring the continuing impact of the
COVID-19
pandemic on all aspects of our business and in the regions we operate. We continue to follow the local guidelines in cities where our offices are located, and all of our offices have remained open and accessible to our sales force within health protocols. All support functions to facilitate generating, processing, and closing business have continued through remote access and/or a hybrid work model.
Our business was impacted by the
COVID-19
pandemic during most of 2020, with the total number of transactions and total revenues declining 7.9% and 11.1%, respectively, in the year ended December 31, 2020 compared to the same period in 2019. During the year ended December 31, 2021, total number of transactions and total revenues increased 48.0% and 80.8%, respectively compared to the same period in 2020. While our total revenues were significantly above prior years’ levels, some uncertainty exists in our ability to sustain the growth rates experienced during the year ended December 31, 2021, which was positively impacted by the closing of deals that had been delayed or cancelled and investors’ heightened motivation to transact ahead of potential changes to the tax code and rising interest rates.

Due to the continuing uncertainty around the
COVID-19
pandemic, we are unable to predict its potential impact on our future financial condition, results of operations and cash flows. These uncertainties include the scope, severity and duration of the pandemic; variants in the virus, vaccination rates, vaccine mandates and the effects thereof; expectation gaps among buyers and sellers on pricing and property operation, vulnerability to economic weakness and/or slow-down in the recovery; the direct and indirect economic effects of the actions taken by state and local governments to continue to contain the pandemic or mitigate its impact; and the impact of these and other factors on our employees, independent contractors, clients and potential clients.
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
The U.S. economy expanded at a strong pace in the fourth quarter resulting in 5.7% GDP growth in 2021, the strongest full-year gain since 1984. That growth was supported by the addition of nearly 6.5 million jobs last year, the most jobs the U.S. has ever added in a single year. Thus far, 84% of the 22.4 million jobs lost during the pandemic have been recovered, and the country appears to be heading toward backfilling the employment lost during the pandemic by the end of 2022. However,
COVID-19
variants, such as Omicron together with the significant labor shortage will likely affect employment additions this year and potentially place additional upward pressure on wages. Wage pressure will join rising housing costs, supply chain bottlenecks and shortages of raw materials, manufacturing inputs, building materials and products to drive inflationary pressure. Headline inflation has surpassed 7%, its highest level since 1982, and the Federal Reserve has signaled that it plans to combat inflation through monetary policy including the wind-down of quantitative easing and by raising the Federal Funds rate. While we believe commercial real estate investment is comparatively inflation resistant, the upward pressure on interest rates has the potential to affect investor activity. Much will depend on the magnitude of the interest rate rise relative to the still elevated level of capital liquidity targeting commercial real estate. The commercial real estate sector delivered a record volume of sales in the fourth quarter as investment capital flowed to these assets. Momentum remains positive entering 2022, but a higher than expected change in interest rates or eruption of geopolitical concerns into crisis could significantly impact the investor enthusiasm.
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
Space demand for most commercial property types gained momentum in 2021. At year-end,
apartment and industrial vacancy rates were at
record-low
levels. Retail demand was positive in each quarter of the year and office properties, still restrained by work-from-home protocols, delivered above average absorption through the second half of the year. Hotel properties, hard-hit
in the early stages of the pandemic, have nearly returned to pre-pandemic
occupancy levels while the average daily rate in December stood nearly 7% above the same month in 2019. At the same time, materials shortages and elevated building costs have restrained construction levels for all property types except apartments and industrial space, the two property types that could possibly see record deliveries in 2022. The mitigated supply risk for most property types is a positive factor supporting the commercial real estate outlook. Demand drivers continue to favor suburban areas and metros across the southeast and southwest that are benefiting from elevated in-migration.
Although vacancy rates in major urban gateway markets like New York and San Francisco were disproportionately impacted by the health crisis, they generated positive commercial real estate space demand through the second half of 2021, supporting the belief that core urban areas could sustain a gradual recovery. The positive momentum of commercial real estate fundamentals has attracted increased capital to the sector, creating a particularly active bid climate for many marketed assets, especially those in markets demonstrating favorable growth metrics. The rising demand for assets has supported increased transaction flow and has placed upward pressure on prices at a macro level.
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
Both equity and debt capital remain very liquid, with financing broadly available for most property types in most markets. Lending institutions continue to compete to place capital, keeping borrowing rates low, but the recently accelerated taper of quantitative easing together with more hawkish messaging from the Federal Reserve have placed upward pressure on interest rates. With inflation at a
40-year
high, we believe the Federal Reserve will remain committed to raising both short- and long-term interest rates. If rates rise nominally this year, we believe investors will stay aggressive in their bidding for assets, but if the Federal Reserve boosts rates significantly it could force investors to recalibrate their underwriting. That could potentially widen the expectation gap between buyers and sellers in 2022. The volume of capital competing for commercial real estate assets has been substantial as demonstrated by the record fourth quarter 2021 sales activity. Barring a major interest rate increase or another severe
COVID-19
outbreak, we believe the pool of capital seeking placement in commercial real estate could sustain strong transaction activity well into 2022.
Investor Sentiment and Investment Activity
We rely on investors to buy and sell properties in order to generate commissions. Investors’ desires to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients, who make up the largest source of revenue, are often motivated to buy, sell and/or refinance properties due to personal circumstances such as death, divorce, partnership breakups and estate planning.
Dollar volumes for commercial real estate investments reached record levels in 2021, outpacing the previous record set in 2019 by approximately 35%. The market activity reflects the elevated market liquidity, still low interest rates, strong commercial real estate performance trends in most property types, positive economic and demographic drivers and the perception in the market that commercial real estate has greater inflation resistance than most other investment classes. The demand for commercial real estate is especially acute in markets with strong growth trends. Buyers have aggressively competed for assets, driving record pricing for some property types in select markets. Most property types have either fully recovered from the pandemic recession or are demonstrating positive recovery characteristics. Apartments and necessity retail including single-tenant, and industrial properties (e.g. fast food restaurants and drug stores), have performed well throughout the pandemic and therefore remain most favored by investors. Apartments and retail make up the majority of MMI’s revenue, and industrial is one of the fastest growing segments for the Company. The office property type faces the greatest uncertainty due to questions about corporate strategies for returning to the offices, particularly following the recent Omicron wave. Office pricing has become increasingly stable, but investors still favor suburban assets with long-term leases in place. Senior housing has also faced headwinds due to the disproportionate
COVID-19
health risks faced by the elderly. Despite the uncertainty surrounding these two property segments, we believe the overall enthusiasm for commercial real estate investment as demonstrated by increasing transaction activity remains positive.
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

Results of Operations
Following is a discussion of our results of operations for the years ended December 31, 2021 and 2020. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the years ended December 31, 2021, 2020 and 2019, we closed more than 13,200, 8,900 and 9,700 investment sales, financing and other transactions, respectively, with total sales volume of approximately $84.4 billion, $43.4 billion and $49.7 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Years Ended December 31,
	2021	2020	2019
Real Estate Brokerage:
Average Number of Investment Sales Professionals	1,925	1,920	1,843
Average Number of Transactions per Investment Sales Professional	5.01	3.28	3.82
Average Commission per Transaction	$121,319	$100,694	$103,572
Average Commission Rate	1.73%	1.98%	1.98%
Average Transaction Size (in thousands)	$6,994	$5,097	$5,234
Total Number of Transactions	9,652	6,288	7,042
Total Sales Volume (in millions)	$67,507	$32,052	$36,858

	Years Ended December 31,
	2021	2020	2019
Financing (1) :
Average Number of Financing Professionals	85	86	102
Average Number of Transactions per Financing Professional	29.11	22.59	19.06
Average Fee per Transaction	$37,959	$33,747	$32,680
Average Fee Rate	0.81%	0.85%	0.88%
Average Transaction Size (in thousands)	$4,691	$3,948	$3,693
Total Number of Transactions	2,474	1,943	1,944
Total Financing Volume (in millions)	$11,605	$7,672	$7,180

(1)	Operating metrics calculated excluding certain financing fees not directly associated to transactions.

Comparison of Years Ended December 31, 2021 and 2020
Below are key operating results for the year ended December 31, 2021 compared to the results for the year ended December 31, 2020 (dollars in thousands):

	Year Ended December 31, 2021	Percentage of Revenue	Year Ended December 31, 2020	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$1,170,969	90.3%	$633,164	88.3%	$537,805	84.9%
Financing fees	109,690	8.5	70,538	9.8	39,152	55.5%
Other revenues	15,781	1.2	13,204	1.9	2,577	19.5%

Total revenues	1,296,440	100.0	716,906	100.0	579,534	80.8%

Operating expenses:
Cost of services	840,209	64.8	447,879	62.5	392,330	87.6%
Selling, general and administrative	255,154	19.7	204,514	28.5	50,640	24.8%
Depreciation and amortization	11,721	0.9	10,899	1.5	822	7.5%

Total operating expenses	1,107,084	85.4	663,292	92.5	443,792	66.9%

Operating income	189,356	14.6	53,614	7.5	135,742	253.2%
Other income (expense), net	4,527	0.3	6,650	0.9	(2,123)	(31.9)%
Interest expense	(580)	(0.0)	(900)	(0.1)	320	(35.6)%

Income before provision for income taxes	193,303	14.9	59,364	8.3	133,939	225.6%
Provision for income taxes	50,833	3.9	16,526	2.3	34,307	207.6%

Net income	$142,470	11.0%	$42,838	6.0%	$99,632	232.6%

Adjusted EBITDA (1)	$213,002	16.4%	$75,699	10.6%	$137,303	181.4%

(1)
Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $1.3 billion in 2021 compared to $716.9 million in 2020, an increase of $579.5 million, or 80.8%. Total revenues increased as a result of increases in real estate brokerage commissions, financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions increased to $1.2 billion in 2021 from $633.2 million in 2020, an increase of $537.8 million, or 84.9%. The increase was driven by a 110.6% increase in sales volume generated by a 53.5% increase in the number of investment sales transactions and a 37.2% increase in the average transaction size. The increases were partially offset by a 25 basis points reduction in the average commission rates due to a larger proportion of transactions closed from the Larger Transaction Market segment.
Financing fees.
Revenues from financing fees increased to $109.7 million in 2021 from $70.5 million in 2020, an increase of $39.2 million, or 55.5%, in part spurred by growth from acquisitions in 2020 and other ancillary financing fees. The increase was driven by a 51.3% increase in financing volume, partially offset by a four basis points reduction in average commission rates due in part to fees from certain larger loan transactions. Financing volume was impacted by a 18.8% increase in the average transaction size and a 27.3% increase in the number of financing transactions.
Other revenues.
Other revenues increased to $15.8 million in 2021 from $13.2 million in 2020, an increase of $2.6 million, or 19.5%. The increase was primarily driven by increases in consulting and advisory services during 2021, compared to 2020.
Operating expenses
Our total operating expenses were $1.1 billion in 2021 compared to $663.3 million in 2020, an increase of $443.8 million, or 66.9%. The increase was primarily due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation related costs in connection with our financing activities, selling, general and administrative costs and depreciation and amortization expense, as described below.
Cost of services.
 Cost of services in 2021 increased to $840.2 million from $447.9 million in 2020, an increase of $392.3 million, or 87.6%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 64.8% compared to 62.5% for 2020 primarily due to our senior investment sales and financing professionals who earn additional commissions after meeting certain annual financial thresholds, reaching their thresholds earlier than prior years and a higher proportion of transactions closed by our more senior investment sales and financing professionals.
Selling, general and administrative expense.
Selling, general and administrative expense in 2021 increased $50.6 million, or 24.8%, to $255.2 million from $204.5 million in 2020. The increase was primarily due to increases in (i) compensation related costs, primarily driven by increases in management performance compensation due to a significant year-over-year increase in operating results; (ii) facilities expenses due to expansion of existing offices; (iii) business development, marketing and other support related to the long-term retention of our sales and financing professionals; and (iv) net change in value of contingent and deferred consideration in connection with our acquisition activities. These increases were partially offset by decreases in (i) sales operations support and promotional marketing expenses primarily due to the cancellation of the Company’s annual sales recognition event typically held during the first quarter of 2021 due to ongoing concerns about the pandemic; and (ii) legal costs.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $11.7 million in 2021 from $10.9 million in 2020, an increase of $0.8 million, or 7.5%. The increase was primarily driven by capital expenditures due to our growth and investments in technology.
Other income (expense), net
Other income (expense), net decreased to $4.5 million in 2021 from $6.7 million in 2020. The decrease was primarily driven by a $2.6 million decrease in interest income on our investments in marketable debt securities, available-for-sale
due to replacement of maturing marketable debt securities,
available-for-sale
with debt securities at lower interest rates. This decrease was partially offset by a favorable change in the value of our deferred compensation plan assets that are held in a rabbi trust.
Interest expense
Interest expense decreased to $0.6 million in 2021 from $0.9 million in 2020. The decrease was primarily due to a decrease in interest expense on the SARs liability due to lower interest rates and lower average principal outstanding and no interest expense related to notes payable to former stockholders, which were fully repaid during the second quarter of 2020.

Provision for income taxes
The provision for income taxes was $50.8 million for 2021 compared to $16.5 million in 2020, an increase of $34.3 million, or 207.6%. The effective tax rate for 2021 was 26.3%, compared with 27.8% in 2020. The decrease in the effective tax rate was primarily due to an increase in windfall tax benefits, net related to the settlement of stock-based awards and a decrease in Canadian losses which are subject to a full valuation allowance.
Comparison of Years Ended December 31, 2020 and 2019
A discussion regarding our results of operations for the year ended December 31, 2020 compared to the results for the year ended December 31, 2019 can be found under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021, which is available on the SEC’s website at
www.sec.gov.
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

	Years Ended December 31,
	2021	2020	2019
Net income	$142,470	$42,838	$76,930
Adjustments:
Interest income and other (1)	(2,496)	(5,048)	(10,322)
Interest expense	580	900	1,388
Provision for income taxes	50,833	16,526	30,582
Depreciation and amortization	11,721	10,899	8,017
Stock-based compensation	10,361	9,905	9,278
Non-cash MSR activity (2)	(467)	(321)	(322)

Adjusted EBITDA (3)	$213,002	$75,699	$115,551

(1)	Other includes net realized gains (losses) on marketable debt securities, available-for-sale.
(2)	Non-cash MSR activity includes the assumption of servicing obligations.

(3)
The increase in Adjusted EBITDA for the year ended December 31, 2021 compared to the same period in 2020 is primarily due to an increase in total revenues and a lower proportion of operating expenses compared to total revenues.

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
Cash Flows
Our total cash and cash equivalents balance increased by $139.0 million to $382.1 million at December 31, 2021, compared to $243.2 million at December 31, 2020. The following table sets forth our summary cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$255,903	$38,088	$25,287
Net cash used in investing activities	(108,356)	(17,228)	(3,422)
Net cash used in financing activities	(5,919)	(10,330)	(3,878)
Effect of currency exchange rate changes on cash and cash equivalents	(2,640)	(48)	—

Net increase in cash and cash equivalents	138,988	10,482	17,987
Cash and cash equivalents at beginning of year	243,152	232,670	214,683

Cash and cash equivalents at end of year	$382,140	$243,152	$232,670

Operating Activities
2021 Compared to 2020
. Cash flows provided by operating activities were $255.9 million in 2021 compared to $38.1 million in 2020. Net cash provided by operating activities is driven by our net income adjusted for non-cash
items and changes in operating assets and liabilities. The $217.8 million improvement in operating cash flows for 2021 compared to 2020 was primarily due to higher total revenues and a lower proportion of operating expenses compared to total revenues, an increase in deferral of certain discretionary commissions and commission payable, lower bonus payments paid during the first quarter of 2021 compared to the same period in 2020 due to the significant decline in operating results for the year ended December 31, 2020, differences in timing of certain payments and receipts and a reduction in advances to our investment sales and financing professionals.
Investing Activities
2021 Compared to 2020
. Cash flows used in investing activities were $108.4 million in 2021 compared to $17.2 million in 2020. The $91.1 million increase in cash flows used in investing activities for 2021 compared to 2020 was primarily due to a $98.5 million increase in net purchase of marketable debt securities, available-for-sale,
and a $9.5 million purchase of a
held-to-maturity
security, with no such comparable outflow for 2020. The increased usage in investing cash flows was partially offset by a $16.5 million reduction in cash used in acquisitions of businesses, net of cash received during 2021 compared to 2020.

Financing Activities
2021 Compared to 2020
. Cash flows used in financing activities were $5.9 million in 2021 compared to $10.3 million in 2020. The $4.4 million decrease in cash flows used in financing activities for 2021 compared to 2020 was primarily impacted by principal payments on notes payable to former stockholders, which were fully repaid during the second quarter of 2020, partially offset by increases in taxes paid related to net share settlement of stock-based awards and principal payments on contingent and deferred consideration in connection with acquisitions. See Note 11 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements for additional information.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale
and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next 12 months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. In addition, our SARs agreements have provisions which could accelerate repayment of outstanding principal and accrued interest and impact our liquidity. As of December 31, 2021, cash and cash equivalents and marketable debt securities, available-for-sale,
aggregated $678.6 million, and we had $59.5 million of borrowing capacity under our credit agreement.
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
Off Balance Sheet Arrangements
The Company, in connection with the strategic alliance with M&T Realty Capital Corporation (“M&T Realty Capital”), has agreed to provide loan opportunities that may be funded through M&T Realty Capital’s DUS Selling and Servicing Agreement with Fannie Mae. M&T Realty Capital’s agreement with Fannie Mae requires M&T Realty Capital to guarantee a portion of each funded loan. On a loan-by-loan
basis, the Company, at its option, can agree to assume a portion of M&T Realty’s guarantee obligation of loan opportunities presented to and closed by M&T Realty Capital. As of December 31, 2021, the Company has not agreed to any guarantee obligations for loan opportunities presented to M&T Realty Capital.

Material Cash Requirements
The following table summarizes current and long-term material cash requirements as of December 31, 2021, which we expect to fund primarily with operating cash flows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other (7)
Operating lease liabilities, including imputed interest (1)	$82,740	$20,901	$32,952	$22,149	$6,738	$—
SARs liability (principal and interest) (2)	21,019	2,241	4,752	5,266	8,760	—
Deferred commissions payable (3)	69,256	37,559	31,697	—	—	—
Deferred compensation liability (4)	8,001	1,080	316	259	119	6,227
Contingent consideration (5)	9,312	2,681	2,923	3,473	235	—
Deferred consideration (5)	9,801	5,112	4,290	399	—	—
Other (6)	18,489	10,193	2,089	550	350	5,307

	$218,618	$79,767	$79,019	$32,096	$16,202	$11,534

(1)	See Note 4 – “Operating Leases” of our Notes to the Consolidated Financial Statements.
(2)
Forecasted principal payments are based on each participant’s estimated retirement age and current contractual interest rate of 3.630% as of January 1, 2022 and reflect required payments that resulted from the retirement of certain executives. See Note 7 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.

(3)	Includes short-term and long-term deferred commissions payable. See Note 7 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(4)
Represents current estimated payouts for participants currently receiving payments based on their elections at the time of deferral. We hold assets in rabbi trust of $11.5 million to settle outstanding amounts when they become due. Amounts assume no increase or decrease in the liability due to future returns or losses.
See Note 7 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.

(5)
Relates to contingent and deferred consideration in connection with our business acquisitions. See Note 6 – “Acquisitions, Goodwill and Other Intangible Assets” and Note 9 – “Fair Value Measurements” of our Notes to the Consolidated Financial Statements.

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

Other than operating expenses, cash requirements for 2022 are expected to consist primarily of capital expenditures for the future acquisitions, if any, payment of dividends, and advances to our investment sales and financing professionals.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors, including the effects of the
COVID-19
pandemic on the broader economy.

The Federal Reserve has signaled its plans to combat inflation through monetary policy including the wind-down of quantitative easing and by raising the Federal Funds rate. While commercial real estate investment is comparatively inflation resistant, the upward pressure on interest rates has the potential to affect investor activity. The investor activity will depend on the magnitude of changes in interest rates relative to the elevated level of capital liquidity targeting commercial real estate. The actual economic impact from inflation/deflation to our business remains unknown at this time.
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
Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (ii) operating losses and tax credit carryforwards. We measure existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to have temporary differences realized or settled. We recognize in the provision for income taxes, the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. We periodically evaluate deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, we consider the timing of deferred tax reversals, current year taxable income and historical performance. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not
that some portion or all of the deferred tax asset will not be realized. Our valuation allowance is related principally to losses incurred in our Canadian operations. Future results of operations of the Canadian business will impact valuation allowances in the future. These factors have caused our effective tax rate to range from 26.3% to 28.4% over the past three years.
Because of the nature of our business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, our tax position can be complex. As such, our effective tax rate is subject to changes as a result of fluctuations in the mix of our activity in the various jurisdictions in which we operate including changes in tax rates, state apportionment, tax related interest and penalties, valuation allowances and other permanent items, including net windfalls and shortfalls related to stock-based compensation. Calculating some of the amounts involves a high degree of judgment. Our state taxes, net of federal benefit, has ranged from 4.8% to 5.3% over the past three years.
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
We recognize interest and penalties incurred as income tax expense. See Note 12 – “Income Taxes” of our Notes to the Consolidated Financial Statements for additional information.
Leases
Our leases consist of purpose
built-out
office space, which reverts to the lessor upon termination of the lease and operating leases for autos. We determine if an arrangement is a lease at inception.
Right-of-use
assets (“ROU assets”) represent our right to use an underlying asset for the lease term and lease liabilities represent our contractual obligation to make lease payments under the lease. Operating leases are included in operating lease ROU assets, non-current,
and operating lease liabilities current and
non-current
captions in the consolidated balance sheets.
Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all of which add complexity and impact the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. We use the implicit rate in the lease when determinable. As most of our leases do not have a determinable implicit rate, determining the rate to be used in our calculations is judgmental. We use an estimated incremental borrowing rate based on borrowing options under our credit agreement and apply a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. As a result, the incremental borrowing rate has and will continue to be impacted by market interest rates. The weighted incremental borrowing rate was 2.9% and 3.1% in 2021 and 2020, respectively. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
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
Investments in Marketable Debt Securities,
Available-for-Sale
We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. We consider our investments in marketable debt securities to be available-for-sale,
and accordingly, are recorded at their fair values. We determine the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expense), net in the consolidated statements of net and comprehensive income. See Note 5 – “Investments in Marketable Debt Securities,
Available-for-Sale”
of our Notes to the Consolidated Financial Statements for additional information. We typically invest in highly rated debt securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities.
Unrealized losses on our marketable securities,
available-for-sale,
fluctuate based on changes in market interest rates due the fixed interest rate of most of the securities. Unrealized losses aggregated $511,000 and $50,000 as of December 31, 2021 and 2020, respectively. We review quarterly our investment portfolio for all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. We exclude accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale,
for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income (loss), net of applicable taxes. We made an accounting policy election to not measure an allowance for credit losses for accrued interest receivable. We evaluate write-off
of accrued interest receivable by the major security-type level at the time credit loss exists for the underlying security.
Determining whether a credit loss exists requires a high degree of judgment, and we consider both qualitative and quantitative factors in making our determination. We evaluate our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. For all securities in an unrealized loss position, we evaluate, among other items, the extent and length of time the fair market value of a security is less than its amortized cost, time to maturity, duration, seniority, the financial condition of the issuer including credit ratings, any changes thereto and relative default rates, leverage ratios, availability of liquidity to make principle and interest payments, performance indicators of the underlying assets, analyst reports and recommendations, and changes in base and market interest rates. If the qualitative and quantitative analysis is sufficient to conclude that an impairment related to credit losses does not exist, we typically do not perform further quantitative analysis to estimate the present value of cash flows expected to be collected from the debt security. Estimates of expected future cash flows are our best estimate based on past events, current conditions and reasonable and supportable economic forecasts. To date, the Company has not recorded any credit losses or impairments on its portfolio of marketable securities, available for sale.
Contingent and Deferred Consideration
In connection with certain business acquisitions, the Company may enter into agreements to pay additional cash or other consideration based on the achievement of certain performance measures and/or service and time requirements. Contingent and deferred consideration in connection with the acquisition of a business is measured at fair value on the acquisition date and remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value recorded in selling, general and administrative expense in the consolidated statements of net and comprehensive income.
In its determination of fair value for contingent and deferred consideration, the Company uses judgment in the determining the probability of achieving contractual EBITDA and other performance targets and the time frame in which the settlements will occur. Further, judgment is used in determining the appropriate current and future interest rates to apply in each situation. The Company estimated the probability of achievement of contractual EBITDA and other performance targets was between 29.0% to 100.0% based on each acquisition’s historical and estimated future performance and risk adjusted discount rates of between 2.2% to 3.5%, which resulted in a recorded fair value for the contingent consideration of $9.3 million and $5.6 million as of December 31, 2021, and 2020, respectively. The Company estimated the fair value of the deferred consideration using a discounted cash flow estimate using market rates, with the only remaining condition on such payments being the passage of time which resulted in a recorded fair value of $9.8 million and $15.3 million as of December 31, 2021, and 2020, respectively. The maximum undiscounted future settlements of contingent and deferred consideration was $28.6 million at December 31, 2021, and the Company is uncertain as to the extent of the volatility in the judgments and unobservable inputs will have on the ultimate settlement of these amounts in the foreseeable future.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. As of December 31, 2021, the fair value of investments in marketable debt securities, available-for-sale
was $296.5 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA as of December 31, 2021. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions and interest rates may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of December 31, 2021 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$3,244
1% Decrease	$2,163
1% Increase	$(3,088)
2% Increase	$(6,176)
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
15(e) and
15d-
15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form
10-K,
based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on such evaluation, our management has concluded that as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act.
Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In conducting its assessment, management used the criteria issued by COSO. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. The effectiveness of internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
and
15d-15(f)
under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees and independent contractors are working remotely due to the
COVID-19
pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the
COVID-19
situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The names and ages of our executive officers and directors as of March 1, 2022 are as follows:

Name	Age	Position(s)
Hessam Nadji	56	President, Chief Executive Officer and Director
Steven F. DeGennaro	58	Executive Vice President and Chief Financial Officer
John David Parker	41	Executive Vice President and Chief Operating Officer, Eastern Division
Richard Matricaria	43	Executive Vice President and Chief Operating Officer, Western Division
Gregory A. LaBerge	51	Senior Vice President, Chief Administrative Officer
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
John David Parker
Mr. Parker has served as Executive Vice President and Chief Operating Officer, Eastern Division since June 2021. Mr. Parker joined the firm in 2004 as a multifamily agent in the Manhattan office and transitioned to management in 2006. In 2007, Mr. Parker opened our Brooklyn office and took over responsibility for the New York regional offices soon afterward. Mr. Parker was appointed Division Manager for the Northeast in 2016 and has been instrumental in driving our expansion in Canada. Mr. Parker holds a bachelor’s degree in operations and information systems management from Pennsylvania State University.
Richard Matricaria
Mr. Matricaria has served as Executive Vice President and Chief Operating Officer, Western Division since June 2021. Mr. Matricaria joined the company in 2000 as a retail broker for several years from 2002 to 2010 before moving to management in 2010. From 2010 to 2016, Mr. Matricaria opened offices in Orlando and Tampa, and in 2016, Mr. Matricaria moved to Chicago to oversee the Midwest Division. Mr. Matricaria relocated to our headquarters in Calabasas in 2019 as part of his expanded responsibilities. Mr. Matricaria received a B.B.A. in management from the University of Alabama and earned an M.B.A. from St. Thomas University.

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
Ethical Business Practices
We strive to conduct our business with the highest integrity and standards of ethics and governance that support our values. This includes promoting fair labor practices, upholding human rights, and compliance with legal requirements, including those that address bribery and corruption. This also includes implementing policies, practices, and trainings that convey our expectations and values and meet stakeholder needs.
As part of this effort, we adopted a Code of Ethics. The Code of Ethics does not attempt to identify every possible category of ethical and legal behavior, but instead sets forth the Company’s clear expectations for ethical and honest behavior. The Company is committed to legal compliance, fair dealing, and addressing internal and external ethical concerns, which it does in part through its Ethics Hotline, which allows for anonymous reporting and direct communication with the Company’s Compliance Officer. The Company’s expectations for ethics are further embedded into the Company’s practices through cross-discipline education and trainings, which are provided at the individual, office, and company-wide levels.
The Code of Ethics can be found on www.MarcusMillichap.com by navigating the website as follows:

•	From our main web page, click on “NYSE:MMI” at the top of the main web page.

•	Next click on “Governance” in the middle navigation bar.

•	Then click on “Governance Documents.”

•	Finally, click on “Code of Ethics.”
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
Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2021. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,248,806	$—	4,823,866
Equity compensation plans not approved by security holders	—	—	—

	1,248,806	$—	4,823,866

(1)
Consists of deferred stock units (“DSUs”) and restricted stock units (“RSUs”) granted under our Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”). Excludes restricted stock awards granted under the 2013 Plan, purchase rights granted under our 2013 Employee Stock Purchase Plan (“ESPP”) and cash settled SARs.

(2)	Outstanding DSUs and RSUs have no exercise price.
(3)
Includes 4,667,141 shares available for future issuance under the 2013 Plan. Includes 156,725 shares available for future issuance under the ESPP, including shares subject to purchase during the current offering period, which commenced on November 15, 2021 (the exact number of which will not be known until the purchase date on May 15, 2022). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period may not exceed 1,250 shares.

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
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2022” in the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form
10-K
beginning on page
F-1.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Net and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
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

10.8†	2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.16 to the registrant’s registration statement on Form S-1/A (No. 333-191316) filed on October 28, 2013).

10.9†	Executive Short-Term Incentive Plan, dated March 13, 2014 (incorporated by reference to Exhibit 99.1 to the registrant’s current report on Form 8-K (No. 001-36155) filed on March 17, 2014).

10.10†
Employment Agreement between the Company and Hessam Nadji effective as of March 31, 2016 (incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K/A (No. 001-36155) filed on April 8, 2016).

10.11†
Marcus & Millichap, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2018 filed on August 9, 2018).

10.12
Amended and Restated Credit Agreement, between the Company and Wells Fargo Bank, National Association dated May 28, 2019 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (No. 001-36155) filed on June 3, 2019).

10.13
First Amendment to Amended and Restated Credit Agreement, between the Company and Wells Fargo Bank, National Association dated November 27, 2019 (incorporated by reference to Exhibit 10.14 to the registrant’s annual report on Form 10-K (No. 001-36155) for the year ended December 31, 2019 filed on March 2, 2020).

10.14
Second Amendment to Amended and Restated Credit Agreement, between the Company and Wells Fargo Bank, National Association dated February 9, 2021. (incorporated by reference to Exhibit 10.17 to the registrant’s annual report on Form 10-K (No. 001-36155) for the year ended December 31, 2020 filed on March 1, 2021).

10.15†
Employment Agreement between the Company and Steven F. DeGennaro effective as of August 4, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended September 30, 2020 filed on November 9, 2020).

10.16†
Change in Control Policy dated August 3, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2021 filed on August 6, 2021).

10.17†
Amended & Restated Death & Disability Policy dated August 3, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2021 filed on August 6, 2021).

Number	Description

10.18
Severance Agreement between the Company and Martin E. Louie dated September 13, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 22, 2021).

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

101*
The following financial statements from the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: March 1, 2022	Marcus & Millichap, Inc .

/s/ Hessam Nadji
Hessam Nadji
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hessam Nadji Hessam Nadji	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2022

/s/ Steven F. DeGennaro Steven F. DeGennaro	Chief Financial Officer (Principal Financial Officer)	March 1, 2022

/s/ Kurt H. Schwarz Kurt H. Schwarz	First Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022

/s/ George M. Marcus George M. Marcus	Director	March 1, 2022

/s/ Collete English Dixon Collete English Dixon	Director	March 1, 2022

/s/ Norma J. Lawrence Norma J. Lawrence	Director	March 1, 2022

/s/ Lauralee E. Martin Lauralee E. Martin	Director	March 1, 2022

/s/ Nicholas F. McClanahan Nicholas F. McClanahan	Director	March 1, 2022

/s/ George T. Shaheen George T. Shaheen	Director	March 1, 2022

/s/ Don C. Watters Don C. Watters	Director	March 1, 2022

MARCUS & MILLICHAP, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Marcus & Millichap, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of net and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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

Deferred Commissions Payable

Description of the Matter
At December 31, 2021, the Company’s commissions payable to investment sales and financing professionals was $142.5 million. As discussed in Note 7 to the consolidated financial statements, certain investment sales and financing professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. All commissions are recognized as cost of services in the period in which they are earned as they relate to specific transactions closed. The Company has the ability to defer payment of certain commissions, at its election, for up to three years. These payments are referred to as deferred commissions.

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
March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Marcus & Millichap, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Marcus & Millichap Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of net and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
March 1, 2022

MARCUS & MILLICHAP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$382,140	$243,152
Commissions receivable, net	17,230	10,391
Prepaid expenses	13,220	10,153
Marketable debt securities, available-for-sale (includes amortized cost of $183,915 and $158,148 at December 31, 2021 and 2020, respectively, and $0 allowance for credit losses)	183,868	158,258
Advances and loans, net	6,403	2,413
Other assets	5,270	4,711
Total current assets	608,131	429,078
Property and equipment, net	23,192	23,436
Operating lease right-of-use assets, net	81,528	84,024
Marketable debt securities, available-for-sale (includes amortized cost of $111,858 and $45,181 at December 31, 2021 and 2020, respectively, and $0 allowance for credit losses)	112,610	47,773
Assets held in rabbi trust	11,508	10,295
Deferred tax assets, net	33,736	21,374
Goodwill and other intangible assets, net	48,105	52,053
Advances and loans, net	113,242	106,913
Other assets	13,146	4,176
Total assets	$1,045,198	$779,122
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$24,271	$18,288
Deferred compensation and commissions	114,685	58,106
Income tax payable	17,853	3,726
Operating lease liabilities	18,973	19,190
Accrued bonuses and other employee related expenses	49,848	21,007
Total current liabilities	225,630	120,317
Deferred compensation and commissions	53,536	38,745
Operating lease liabilities	58,334	59,408
Other liabilities	11,394	13,816
Total liabilities	348,894	232,286
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,692,373 and 39,401,976 at December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	121,844	113,182
Retained earnings	573,546	431,076
Accumulated other comprehensive income	910	2,574
Total stockholders’ equity	696,304	546,836
Total liabilities and stockholders’ equity	$1,045,198	$779,122
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues:
Real estate brokerage commissions	$1,170,969	$633,164	$729,356
Financing fees	109,690	70,538	66,293
Other revenues	15,781	13,204	10,779

Total revenues	1,296,440	716,906	806,428

Operating expenses:
Cost of services	840,209	447,879	498,878
Selling, general and administrative	255,154	204,514	203,110
Depreciation and amortization	11,721	10,899	8,017

Total operating expenses	1,107,084	663,292	710,005

Operating income	189,356	53,614	96,423
Other income (expense), net	4,527	6,650	12,477
Interest expense	(580)	(900)	(1,388)

Income before provision for income taxes	193,303	59,364	107,512
Provision for income taxes	50,833	16,526	30,582

Net income	142,470	42,838	76,930

Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in net unrealized gains/ losses	(1,554)	799	1,822
Less: reclassification adjustment for net losses (gains) included in other income (expense), net	72	34	(43)

Net change, net of tax of $(505), $286 and $611 for the years ended December 31, 2021, 2020 and 2019, respectively	(1,482)	833	1,779
Foreign currency translation loss, net of tax of $0 for each of the years ended December 31, 2021, 2020 and 2019, respectively	(182)	(237)	(576)

Total other comprehensive (loss) income	(1,664)	596	1,203

Comprehensive income	$140,806	$43,434	$78,133

Earnings per share:
Basic	$3.57	$1.08	$1.95
Diluted	$3.55	$1.08	$1.95
Weighted average common shares outstanding:
Basic	39,888	39,642	39,404
Diluted	40,187	39,735	39,548
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	—	$—	38,814,464	$4	$97,458	$(4)	$311,341	$775	$409,574
Net and comprehensive income	—	—	—	—	—	—	76,930	1,203	78,133
Stock-based award activity:
Stock-based compensation	—	—	—	—	9,278	—	—	—	9,278
Issuance of common stock pursuant to employee stock purchase plan	—	—	21,421	—	657	—	—	—	657
Issuance of common stock for vesting of restricted stock units	—	—	378,194	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,806	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(73,690)	—	(2,735)	—	—	—	(2,735)

Balance as of December 31, 2019	—	—	39,153,195	4	104,658	(4)	388,271	1,978	494,907
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	(33)	—	(33)

Balance at January 1, 2020, as adjusted	—	—	39,153,195	4	104,658	(4)	388,238	1,978	494,874
Net and comprehensive income	—	—	—	—	—	—	42,838	596	43,434
Stock-based award activity:
Stock-based compensation	—	—	—	—	9,905	—	—	—	9,905
Issuance of common stock pursuant to employee stock purchase plan	—	—	27,596	—	642	—	—	—	642
Issuance of common stock for vesting of restricted stock units	—	—	264,235	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	19,516	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(62,566)	—	(2,023)	—	—	—	(2,023)
Reduction of stock notes receivable from employees	—	—	—	—	—	4	—	—	4

Balance as of December 31, 2020	—	—	39,401,976	4	113,182	—	431,076	2,574	546,836
Net and comprehensive income (loss)	—	—	—	—	—	—	142,470	(1,664)	140,806
Stock-based award activity:
Stock-based compensation	—	—	—	—	10,361	—	—	—	10,361
Issuance of common stock pursuant to employee stock purchase plan	—	—	20,152	—	653	—	—	—	653
Issuance of common stock for settlement of deferred stock units	—	—	60,373	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	260,525	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	13,323	—	—	—	—	—	—
Issuance of common stock for stock settled deferred consideration	—	—	27,481	—	1,000	—	—	—	1,000
Shares withheld related to net share settlement of stock-based awards	—	—	(91,457)	—	(3,352)	—	—	—	(3,352)

Balance as of December 31, 2021	—	$—	39,692,373	$4	$121,844	$—	$573,546	$910	$696,304

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$142,470	$42,838	$76,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,721	10,899	8,017
Noncash lease expense	23,729	22,825	21,207
Credit loss expense	166	188	114
Stock-based compensation	10,361	9,905	9,278
Deferred taxes, net	(11,845)	473	226
Unrealized foreign exchange losses (gains)	3,824	(299)	—
Net realized gains on marketable debt securities, available-for-sale	(219)	(192)	(87)
Other non-cash items	641	895	(176)
Changes in operating assets and liabilities:
Commissions receivable	(10,832)	(3,290)	(55)
Prepaid expenses	(3,066)	774	(2,740)
Advances and loans	(12,382)	(39,773)	(38,655)
Other assets	(3,046)	(2,743)	(6,521)
Accounts payable and other liabilities	10,175	1,251	(486)
Income tax receivable/payable	14,128	8,724	(9,485)
Accrued bonuses and other employee related expenses	29,073	(2,095)	(5,889)
Deferred compensation and commissions	75,047	6,421	(8,975)
Operating lease liabilities	(21,276)	(18,461)	(17,102)
Other liabilities	(2,766)	(252)	(314)

Net cash provided by operating activities	255,903	38,088	25,287

Cash flows from investing activities
Acquisition of businesses, net of cash received	229	(16,298)	(6,083)
Purchases of marketable debt securities, available-for-sale	(378,106)	(215,606)	(168,083)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	285,628	221,677	179,693
Purchases of securities, held-to-maturity	(9,500)	—	—
Issuances of employee notes receivable	(40)	(243)	(200)
Payments received on employee notes receivable	290	187	42
Purchase of property and equipment	(6,857)	(6,945)	(8,812)
Proceeds from sale of property and equipment	—	—	21

Net cash used in investing activities	(108,356)	(17,228)	(3,422)

Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(3,352)	(2,023)	(2,735)
Proceeds from issuance of shares pursuant to employee stock purchase plan	653	642	657
Principal payments on notes payable to former stockholders	—	(6,564)	(1,087)
Principal payments on stock appreciation rights liability	(1,481)	(1,251)	(185)
Payments of contingent and deferred consideration	(1,739)	(1,134)	(528)

Net cash used in financing activities	(5,919)	(10,330)	(3,878)

Effect of currency exchange rate changes on cash and cash equivalents	(2,640)	(48)	—

Net increase in cash and cash equivalents	138,988	10,482	17,987
Cash and cash equivalents at beginning of year	243,152	232,670	214,683

Cash and cash equivalents at end of year	$382,140	$243,152	$232,670

Supplemental disclosures of cash flow information
Interest paid during the period	$749	$1,223	$2,107

Income taxes paid, net	$48,563	$7,329	$39,841

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

1.	Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of December 31, 2021, MMI operates 82 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
Considerations Related to the
COVID-19
Pandemic
The Company may continue to experience operational and financial impacts due to the ongoing
COVID-19
pandemic. Actual results may differ from the Company’s current estimates and historical trends due to uncertainties regarding the potential economic impact of new
COVID-19
variants, general population vaccination rates and vaccine mandates on our workforce.

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

The principal amount of a forgivable loan and accrued interest are forgiven over the term of the loan, so long as the investment sales and financing professionals continue to be a service provider with the Company, and/or upon achieving contractual performance criteria. Amounts forgiven are charged to selling, general and administrative expense over the period forgiven. If the investment sales and financing professional’s relationship with the Company is terminated before the amount advanced is forgiven, the unforgiven amount becomes due and payable. The Company evaluates the need for an allowance for credit losses based on amounts advanced, expected forgiveness, consideration of historical experience, current conditions and forecasts of future economic conditions. Estimated credit losses, net of any

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

reversals, are charged to credit loss expense included in selling, general and administrative expense. Amounts are generally written off when amounts are determined to be no longer collectable. Accrued interest, when applicable, has historically been immaterial.
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
Investments in Marketable Debt Securities,
Available-for-Sale
The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities (“ABS”) and other. The Company considers its investments in marketable debt securities to be available-for-sale,
and accordingly, are recorded at their fair values. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expense), net in the consolidated statements of net and comprehensive income. The Company typically invests in highly rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. See Note 5 – “Investments in Marketable Debt Securities,
Available-for-Sale”
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

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
available-for-sale,
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
Contingent consideration in connection with acquisitions, is carried at fair value and determined on a contract-by-contract
basis, calculated using unobservable inputs based on a probability of achieving EBITDA and other performance requirements (refer to Note 9 – “Fair Value Measurements”), and is a Level 3 measurement. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time, and is a Level 2 measurement.
Nonrecurring Fair Value Measurements
In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of mortgage servicing rights (“MSRs”), intangibles, goodwill and other assets for indications of impairment at least annually. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

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
Other Assets
Other assets consist primarily of securities,
held-to-maturity,
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all of which add complexity and impact the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. The Company uses the implicit rate in the lease when determinable. As most of the Company’s leases do not have a determinable implicit rate, determining the rate to be used in its calculations is judgmental. The Company uses an estimated incremental borrowing rate based on borrowing options under its credit agreement and applies a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. The Company typically leases general purpose built-out
office space, which reverts to the lessor upon termination of the lease. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
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
Advertising costs for the years ended December 31, 2021, 2020 and 2019 were $830,000, $586,000 and $889,000 respectively.
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

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements

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

50
% likely to be realized. The Company assesses its inventory of tax positions with respect to all applicable income tax issues for all open tax years (in each respective jurisdiction) and determines whether uncertain tax positions are required to be recognized in the Company’s consolidated financial statements.
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
For awards made to the Company’s employees, directors and independent contractors, the Company initially values restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) based on the grant date closing price of the Company’s common stock. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. The Company accounts for forfeitures prospectively as they occur.
If there are any modifications or cancellations of the underlying unvested share-based awards, the Company may be required to accelerate, increase or cancel any remaining unrecognized or previously recorded stock-based compensation expense.
For shares issued under the ESPP, the Company determined that the plan was a compensatory plan and is required to expense the fair value of the awards over each six-month
offering period. The Company estimates the fair value of these awards using the Black-Scholes option pricing model. The Company calculates the expected volatility based on the historical volatility of the Company’s common stock and the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant, both consistent with the term of the offering period. The Company incorporates no forfeiture rate and includes no expected dividend yield as the Company has not previously paid dividends.
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

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements

Foreign Currency Translation
The Company prepares the financial statements of its Canadian subsidiary using the local currency as the functional currency. The assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of stockholder’s equity through other comprehensive income (loss) in the consolidated statements of net and comprehensive income.
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
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the years ended December 31, 2021, 2020 and 2019, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

During the year ended December 31, 2021, the Company’s Canadian operations represented approximately 2% of total revenues. During the years ended December 31, 2020 and 2019, the Company’s Canadian operations represented less than 2% and 1% of total revenues, respectively.
During each of the years ended December 31, 2021, 2020 and 2019, no office represented 10% or more of total revenues.
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
Goodwill and Other Intangible Assets
The Company evaluates goodwill for impairment annually in the fourth quarter. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The initial impairment evaluation of goodwill is a qualitative assessment and is performed to assess whether the fair value of a reporting unit (“RU”) is less than its carrying amount. The Company completes a quantitative impairment test if evidence from the qualitative assessment indicates that it is more likely than not that the fair value of the RU is less than its carrying amount. If the Company determines the quantitative impairment test is required, the estimated fair value of the RU is determined and compared to its carrying amount, including goodwill. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The Company currently has only one RU, therefore, all goodwill is allocated to that
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

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
2020-04”).
ASU
2020-04
provides temporary optional exceptions to the guidance in U.S. GAAP on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). ASU
2020-04
is effective for all entities upon issuance and may be applied prospectively to contract modifications through December 31, 2022. The guidance applies to the Company’s Credit Agreement (see Note 15 – “Commitments and Contingencies”), which references LIBOR, and will generally allow it to account for and present a modification as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. As of December 31, 2021, the Company has not drawn funds from the credit facility. The Company continues to evaluate the impact of this new standard but does not expect ASU
2020-04
to have a material effect on its
consolidated financial statements.

3.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computer software and hardware equipment	$33,819	$30,955
Furniture, fixtures and equipment	24,511	23,418
Less: accumulated depreciation and amortization	(35,138)	(30,937)

	$23,192	$23,436

During the years ended December 31, 2021 and 2020, the Company wrote-off
approximately $3.2 million and $1.3 million, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
As of December 31, 2021 and 2020, property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $406,000 and $154,000, respectively.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

4.	Operating Leases
The Company has operating leases for all of its facilities and autos.
The operating lease cost, included in selling, general and administrative expense in the consolidated statement of net and comprehensive income, consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Operating lease cost:
Lease cost	$26,209	$25,508
Variable lease cost (1)	5,371	5,438
Sublease income	(492)	(246)

	$31,088	$30,700

(1)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.
Maturities of lease liabilities by year consisted of the following (in thousands):

December 31, 2021
2022	$20,901
2023	17,728
2024	15,224
2025	12,814
2026	9,335
Thereafter	6,738

Total future minimum lease payments	82,740
Less imputed interest	(5,433)

Present value of operating lease liabilities	$77,307

Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$23,662	$21,131
Noncash activity:
ROU assets obtained in exchange for operating lease liabilities	$19,981	$16,293
Tenant improvements owned by lessor related to ROU assets (1)	$1,266	$971

(1)	Reclassification from other assets current.

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements

Other information related to the operating leases consisted of the following:

	December 31,
	2021	2020
Weighted average remaining operating lease term	4.57 years	4.70 years
Weighted average discount rate	2.9%	3.1%

5.	Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains/losses in accumulated other comprehensive income/loss and fair value of marketable debt securities, available-for-sale,
by type of security consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$35,767	$—	$—	$(34)	$35,733
Corporate debt	148,148	—	22	(35)	148,135

	$183,915	$—	$22	$(69)	$183,868

Long-term investments:
U.S. treasuries	$70,902	$—	$128	$(263)	$70,767
U.S. government sponsored entities	726	—	22	(3)	745
Corporate debt	33,197	—	962	(146)	34,013
ABS and other	7,033	—	82	(30)	7,085

	$111,858	$—	$1,194	$(442)	$112,610

	December 31, 2020
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$75,887	$—	$88	$(5)	$75,970
U.S. government sponsored entities	32,439	—	8	—	32,447
Corporate debt	49,822	—	20	(1)	49,841

	$158,148	$—	$116	$(6)	$158,258

Long-term investments:
U.S. treasuries	$3,375	$—	$266	$—	$3,641
U.S. government sponsored entities	1,114	—	38	—	1,152
Corporate debt	34,183	—	2,137	(33)	36,287
ABS and other	6,509	—	195	(11)	6,693

	$45,181	$—	$2,636	$(44)	$47,773

MARCUS &
MILLICHAP
, INC.
Notes to Consolidated Financial Statements

The Company’s investments in marketable debt securities,
available-for-sale,
that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	December 31, 2021
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$103,019	$(297)	$—	$—	$103,019	$(297)
U.S. government sponsored entities	115	(3)	—	—	115	(3)
Corporate debt	115,908	(173)	146	(8)	116,054	(181)
ABS and other	2,915	(30)	—	—	2,915	(30)

	$221,957	$(503)	$146	$(8)	$222,103	$(511)

	December 31, 2020
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. treasuries	$41,702	$(5)	$—	$—	$41,702	$(5)
Corporate debt	29,810	(34)	—	—	29,810	(34)
ABS and other	546	(6)	157	(5)	703	(11)

	$72,058	$(45)	$157	$(5)	$72,215	$(50)

Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale,
consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Gross realized gains (1)	$221	$241	$134

Gross realized losses (1)	$(2)	$(49)	$(47)

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of December 31, 2021, the portfolio had an average credit rating of AA and weighted term to contractual maturity of 1.5 years, with 98 securities in the portfolio with an unrealized loss aggregating $511,000, or 0.2% of amortized cost, and a weighted average credit rating of AA+.
As of December 31, 2021, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

from the current economic environment and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$183,915	$183,868	$158,148	$158,258
Due after one year through five years	96,035	96,257	30,604	32,041
Due after five years through ten years	11,129	11,601	10,022	11,044
Due after ten years	4,694	4,752	4,555	4,688

	$295,773	$296,478	$203,329	$206,031

Weighted average contractual maturity		1.5 year		1.6 years
Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.

6.	Acquisitions, Goodwill and Other Intangible Assets
During the year ended December 31, 2021, the Company recorded measurement period adjustments, including additional cash expected to be received in excess of the provisional amounts that were recognized at the acquisition date for the businesses acquired during 2020. Measurement period adjustments reflect new information obtained about facts and circumstances that existed as of the acquisition dates that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. The impact to amortization expense not previously recognized related to these changes in estimates was not material.
The goodwill recorded as part of the acquisitions primarily arose from the acquired assembled workforce and brokerage and financing sales platforms. The Company expects all of the goodwill to be tax deductible, with the tax-deductible
amount of goodwill related to the contingent and deferred consideration to be determined once the cash payments are made to settle any contingent and deferred consideration. The goodwill resulting from acquisitions is allocated to the Company’s one
RU
.
Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$34,071	$—	$34,071	$33,375	$—	$33,375
Intangible assets (1)(2)	23,974	(9,940)	14,034	24,745	(6,067)	18,678

	$58,045	$(9,940)	$48,105	$58,120	$(6,067)	$52,053

(1)	Total weighted average amortization period was 5.53 years and 5.57 years as of December 31, 2021 and 2020, respectively.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

(2)	Amortization expense for the intangible assets was $3.8 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Beginning balance	$33,375	$15,072
Additions from acquisitions (1)	696	18,303
Impairment losses	—	—

Ending balance	$34,071	$33,375

(1)	The 2021 addition represents a measurement period adjustment.
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

Year Ended December 31,
2022	$3,474
2023	3,407
2024	2,891
2025	2,671
2026	946
Thereafter	645

$14,034

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

As a result of its evaluations, the Company did not identify any situations where the recording of an impairment was required.

7.	Selected Balance Sheet Data
Advances and Loans, Net and Commissions Receivable, Net
Allowance for credit losses for advances and loans and commissions receivable consisted of the following (in thousands):

	Advances and Loans	Commissions Receivable	Total
Beginning balance as of January 1, 2021	$563	$94	$657
Credit loss expense (recovery)	255	(89)	166
Write-offs	(29)	—	(29)

Ending balance as of December 31, 2021	$789	$5	$794

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements

	Advances and Loans	Commissions Receivable		Total
Beginning balance as of January 1, 2020	$512	$32	(1)	$544
Credit loss expense	126	62		188
Write-offs	(75)	—		(75)

Ending balance as of December 31, 2020	$563	$94		$657

(1)	Includes cumulative-effect adjustment related to the adoption of ASU No. 2016-13, Financial Instruments—Credit Losses.
Other Assets
Other assets consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2021	2020	2021	2020
MSRs, net of amortization	$—	$—	$1,855	$1,897
Security deposits	—	—	1,395	1,461
Employee notes receivable (1)	40	185	—	246
Securities, held-to-maturity (2)	—	—	9,500	—
Customer trust accounts and other	5,230	4,526	396	572

	$5,270	$4,711	$13,146	$4,176

(1)
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable were $10 and $0 for the years ended December 31, 2021 and 2020, respectively. See Note 8 – “Related-Party Transactions” for additional information.

(2)	Securities, held-to-maturity, are expected to mature on September 1, 2024 and accrues interest based on the 1 -year treasury rate.
MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	December 31,
	2021	2020
Beginning balance	$1,897	$2,002
Additions	483	441
Amortization	(525)	(546)

Ending balance	$1,855	$1,897

The portfolio of loans serviced by the Company aggregated $1.7 billion and $1.6 billion for the periods ended December 31, 2021 and 2020, respectively. See Note 9 – “Fair Value Measurements” for additional information on MSRs.
In connection with MSR activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $4.1 million and $3.2 million as of December 31, 2021 and 2020, respectively, and the offsetting obligations are not presented in the Company’s consolidated financial statements as they do not represent assets and liabilities of the Company.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2021	2020	2021	2020
SARs liability (1)	$2,241	$2,162	$14,918	$16,671
Commissions payable to investment sales and financing professionals	110,769	54,082	31,697	15,306
Deferred compensation liability (1)	1,080	1,519	6,921	6,768
Other	595	343	—	—

	$114,685	$58,106	$53,536	$38,745

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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the
10-year
treasury note, plus 2%. The rate resets annually. The rates at January 1, 2021, 2020 and 2019 were 2.930%, 3.920% and 4.684% , respectively. MMI recorded interest expense related to this liability of $488,000, $710,000 and $904,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the years ended December 31, 2021 and 2020, the Company made total payments of $2.2 million and $2.1 million, consisting of principal and accumulated interest, respectively.
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
deferred

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two
to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current. During each of the years ended December 31, 2021 and 2020, the Company made total payments to participants of $1.5 million.
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

	Years Ended December 31,
	2021	2020	2019
Increase in the carrying value of the assets held in the rabbi trust (1)	$1,445	$1,042	$1,353

Increase in the net carrying value of the deferred compensation obligation (2)	$1,104	$799	$1,293

(1)	Recorded in other income (expense), net in the consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the consolidated statements of net and comprehensive income.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Non-Current December 31,
	2021	2020
Deferred consideration (1)(2)	$4,689	$8,582
Contingent consideration (1)(2)	6,631	4,219
Other	74	1,015

	$11,394	$13,816

(1)
The current portions of deferred consideration in the amounts of $5,112 and $6,666 as of December 31, 2021 and 2020, respectively, are included in accounts payable and other liabilities in the consolidated balance sheets. The current portions of contingent consideration in the amounts of $2,681 and $1,353 as of December 31, 2021 and 2020, respectively, are included in accounts payable and other liabilities in the consolidated balance sheets.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

(2)
Includes a measurement period adjustment and a reduction in deferred consideration settled in stock made during the year ended December 31, 2021, which represents a noncash investing activity. See Note 6 – “Acquisitions, Goodwill and Other Intangible Assets” for additional information.

8.	Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. Under the TSA, the Company incurred net costs (charge-back) during the years ended December 31, 2021, 2020 and 2019 of $(12,000), $68,000 and $127,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the years ended December 31, 2021, 2020 and 2019, the Company earned real estate brokerage commissions and financing fees of $2.4 million, $2.9 million and $5.2 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $1.4 million, $1.7 million and $3.0 million, respectively, related to these revenues.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. The related operating lease cost was $1.3 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying consolidated statements of net and comprehensive income. See Note 4 – “Operating Leases” for additional information.
Accounts Payable and Other Liabilities with MMC
As of December 31, 2021 and 2020, accounts payable and other liabilities with MMC aggregating $93,000 and $89,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.
Other
The Company makes advances to
non-executive
employees from
time-to-time.
At December 31, 2021 and 2020, the aggregate principal amount for employee notes receivable was $40,000 and $431,000, respectively, which is included in other assets (current and non-current)
in the accompanying consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data” for additional information.
As of December 31, 2021, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 38% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

9.	Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	December 31, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$11,508	$—	$11,508	$—	$10,295	$—	$10,295	$—

Cash equivalents (1) :
Commercial paper	$8,948	$—	$8,948	$—	$9,399	$—	$9,399	$—
Money market funds	210,985	210,985	—	—	158,271	158,271	—	—

	$219,933	$210,985	$8,948	$—	$167,670	$158,271	$9,399	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$35,733	$35,733	$—	$—	$75,970	$75,970	$—	$—
U.S. government sponsored entities	—	—	—	—	32,447	—	32,447	—
Corporate debt	148,135	—	148,135	—	49,841	—	49,841	—

	$183,868	$35,733	$148,135	$—	$158,258	$75,970	$82,288	$—

Long-term investments:
U.S. treasuries	$70,767	$70,767	$—	$—	$3,641	$3,641	$—	$—
U.S. government sponsored entities	745	—	745	—	1,152	—	1,152	—
Corporate debt	34,013	—	34,013	—	36,287	—	36,287	—
ABS and other	7,085	—	7,085	—	6,693	—	6,693	—

	$112,610	$70,767	$41,843	$—	$47,773	$3,641	$44,132	$—

Liabilities:
Contingent consideration	$9,312	$—	$—	$9,312	$5,572	$—	$—	$5,572

Deferred consideration	$9,801	$—	$9,801	$—	$15,248	$—	$15,248	$—

Deferred compensation liability	$8,001	$8,001	$—	$—	$8,287	$8,287	$—	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets.
There were no transfers in or out of Level 3 during the year ended December 31, 2021.
During the year ended December 31, 2021, the Company considered the probability of achieving EBITDA and other performance targets and current and future interest rates in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of December 31, 2021 and 2020, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $28.6 million and $33.2 million, respectively. Assuming the

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to five-year period. Changes in fair value are included in selling, general and administrative expense in the consolidated statements of net and comprehensive income.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	December 31,
	2021	2020
Beginning balance	$5,572	$3,387
Contingent consideration in connection with acquisitions (1)	(100)	2,918
Change in fair value of contingent consideration	4,659	101
Payments of contingent consideration	(819)	(834)

Ending balance	$9,312	$5,572

(1)
Contingent consideration in connection with acquisitions represents a noncash investing activity.
The amount recorded during the year
 ended December 31, 2021 relates to a measurement period adjustment. See Note 6 – “Acquisitions, Goodwill and Other Intangible Assets” for additional information.

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at December 31, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$9,312	Discounted cash flow	Expected life of cash flows	1.4-5.8 years	(3.4 years	)
			Discount rate	2.2%-3.5%	(2.9%	)
			Probability of achievement	29.0%-100.0%	(95.2%	)

	Fair Value at December 31, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$5,572	Discounted cash flow	Expected life of cash flows	2.4-6.8 years	(4.4 years	)
			Discount rate	2.6%-4.3%	(3.4%	)
			Probability of achievement	50.0%-100.0%	(86.1%	)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
Nonrecurring Fair Value Measurements
MSRs are initially recorded at fair value and subsequently carried at the lower of amortized cost or fair value. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Management uses assumptions in the determination of fair value for MSRs after considering default, severity, prepayment and discount rates related to the specific types and underlying collateral of the various serviced loans, interest rates, refinance rates, and current government and private sector responses on the economic impact of the
COVID-19
pandemic. The fair value of the MSRs approximated the carrying value at December 31, 2021 and 2020 after consideration of the revisions to the various assumptions. See Note 7 – “Selected Balance Sheet Data – Other Assets – MSRs” for additional information.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial assets measured at fair value on a nonrecurring basis consisted of the following (dollars in thousands):

	Fair Value at December 31, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,332	Discounted cash flow	Constant prepayment rates	0.0%-20.0%	(10.0%	)
			Constant default rate	0.3%-4.9%	(1.2%	)
			Loss severity	26.2%-31.4%	(28.0%	)
			Discount rate	10.0%-10.0%	(10.0%	)

	Fair Value at December 31, 2020	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,135	Discounted cash flow	Constant prepayment rates	0.0%-20.0%	(10.0%	)
			Constant default rate	0.3%-4.1%	(1.1%	)
			Loss severity	26.2%-31.4%	(28.0%	)
			Discount rate	10.0%-10.0%	(10.0%	)

(1)	Weighted average is based on the 10% constant prepayment rate scenario which the Company uses as the reported fair value.

10.	Stockholders’ Equity
Common Stock
As of December 31, 2021 and 2020, there were 39,692,373 and 39,401,976 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested RSAs issued to non-employee
directors, respectively. See Note 14 – “Earnings per Share” for additional information.
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2021 and 2020, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income/Loss
Amounts reclassified from accumulated other comprehensive income/loss are included as a component of other income (expense), net or selling, general and administrative expense, as applicable, in the consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

11.	Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Plan, which became effective upon the Company’s IPO. In February 2017, the board of directors amended and restated the 2013 Plan, which was approved by the

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors receive annual grants under a director compensation policy. At December 31, 2021, there were 4,667,141 shares available for future grants under the 2013 Plan.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to
non-employee
directors and RSUs to employees and independent contractors. RSAs vest over a one-year
period from the date of grant subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Any unvested awards are canceled upon termination as a service provider. As of December 31, 2021, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the year ended December 31, 2021, 260,525 shares of RSUs vested and 60,373 shares of deferred stock units (“DSUs”) were settled and 91,457 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	RSA Grants to Non-employee Directors	RSU Grants to Employees	RSU Grants to Independent Contractors	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2018 (1)	27,096	471,782	392,697	891,575	$27.59
Granted	12,806	260,274	82,050	355,130	$38.51
Vested	(22,422)	(186,311)	(191,883)	(400,616)	$24.29
Transferred	—	(8,136)	8,136	—	$29.68
Forfeited/canceled	—	(12,494)	(33,520)	(46,014)	$30.65

Nonvested shares at December 31, 2019 (1)	17,480	525,115	257,480	800,075	$33.91
Granted	19,516	322,910	92,279	434,705	$32.80
Vested	(20,268)	(170,291)	(93,944)	(284,503)	$32.74
Transferred	—	(18,294)	18,294	—	$33.67
Forfeited/canceled	—	(21,790)	(10,108)	(31,898)	$34.49

Nonvested shares at December 31, 2020 (1)	16,728	637,650	264,001	918,379	$33.73
Granted	13,323	277,462	90,430	381,215	$39.03
Vested	(16,728)	(172,327)	(88,198)	(277,253)	$31.89
Transferred	—	(10,649)	10,649	—	$34.98
Forfeited/canceled	—	(34,357)	(7,048)	(41,405)	$33.47

Nonvested shares at December 31, 2021 (1)	13,323	697,779	269,834	980,936	$36.32
Unrecognized stock-based compensation expense as of December 31, 2021 (2)	$177	$20,389	$8,079	$28,645

Weighted average remaining vesting period (years) as of December 31, 2021	0.34	3.42	3.36	3.38

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	The total unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.38 years.
The aggregate fair value of RSUs and RSAs that vested were $10.2 million, $8.9 million and $14.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The fair value of fully vested DSUs that settled was $2.4 million for the year ended December 31, 2021 and $0.0 million for the each of years ended December 31, 2020 and 2019, respectively. See “SARs and DSUs” section below and Note 14 – “Earnings per Share” for additional information.
On February 16, 2022, the Board of Directors declared a semi-annual regular dividend of $0.25 per share
and a special dividend of $1.00 per share, payable on April 4, 2022, to s tock
holders of record at the close of

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

business on March 8, 2022. Dividend equivalents totaling $2.5 million will
 be paid on unvested restricted stock and deferred stock units granted under the 2013 Plan
;
 however, these amounts will be paid when the underlying restricted stock and deferred stock units vest.
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
offering period.
The ESPP initially had 366,667 shares of common stock reserved, and 156,725 shares of common stock remain available for issuance as of December 31, 2021. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At December 31, 2021, total unrecognized compensation cost related to the ESPP was $83,000 and is expected to be recognized over a weighted average period of 0.37 years.
SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled. As of December 31, 2021, 281,193 shares of fully vested DSUs remained to be settled in 2022.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the consolidated statements of net and comprehensive income and consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
ESPP	$142	$168	$139
RSAs – non-employee directors	463	606	643
RSUs – employees (1)	6,642	6,003	5,419
RSUs – independent contractors	3,114	3,128	3,077

	$10,361	$9,905	$9,278

(1)	Years ended December 31, 2020 and 2019 include expenses related to the acceleration of vesting of certain RSUs.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

12.	Income Taxes
The components of income from continuing operations before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
United States	$193,147	$62,206	$112,425
Foreign	156	(2,842)	(4,913)

	$193,303	$59,364	$107,512

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Federal:
Current	$48,785	$12,437	$22,638
Deferred	(9,600)	310	665

	39,185	12,747	23,303

State:
Current	13,903	3,616	7,718
Deferred	(2,243)	163	(507)

	11,660	3,779	7,211

Foreign:
Current	—	—	—
Deferred	(12)	—	68

	(12)	—	68

	$50,833	$16,526	$30,582

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets, net consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred Tax Assets:
Accrued expenses and bonuses	$6,822	$3,078
Bad debt and other reserves	6,989	4,889
Deferred compensation	18,287	12,536
Operating lease ROU assets, net	20,937	21,125
Stock-based compensation	7,031	7,403
Net operating and capital loss carryforwards	3,769	3,932
State taxes	92	(163)
Amortizable intangibles and other	1,577	1,070

Deferred tax assets before valuation allowance	65,504	53,870
Valuation allowance	(4,599)	(4,418)

Deferred Tax Assets	60,905	49,452

Deferred Tax Liabilities:
Fixed assets	(6,552)	(6,814)
Operating lease liabilities	(18,697)	(19,357)
Prepaid expenses	(1,513)	(533)
Other comprehensive income	(195)	(800)
Goodwill and other	(212)	(574)

Deferred Tax Liabilities	(27,169)	(28,078)

Deferred Tax Assets, Net	$33,736	$21,374

As of December 31, 2021, and 2020, the Company had state and Canadian net operating loss carryforwards of approximately $14.7 million and $15.4 million, respectively, principally all of which will begin to expire in 2033.
A valuation allowance is required when it is more-likely-than not that all or a portion of a deferred tax asset will not be realized. Realization of a deferred tax asset is dependent upon taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. The Company determined that as of December 31, 2021 and 2020, $4.6 million and $4.4 million, respectively, of the deferred tax assets related to state and Canadian losses do not satisfy the recognition criteria. The Company has therefore recorded a valuation allowance for this amount. The valuation allowance for deferred tax assets was increased by $179,000, $497,000 and $1.4 million during 2021, 2020 and 2019, respectively. The increases are primarily related to the Company’s Canadian operations.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Years Ended December 31,
	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$40,594	21.0%	$12,466	21.0%	$22,578	21.0%
State income tax expense, net of federal benefit	9,210	4.8%	2,983	5.0%	5,698	5.3%
(Windfall) shortfall tax benefits, net related to stock-based compensation	(555)	(0.3)%	240	0.4%	(196)	(0.2)%
Change in valuation allowance	179	0.1%	497	0.8%	1,351	1.3%
Permanent and other items (1)	1,405	0.7%	340	0.6%	1,151	1.0%

	$50,833	26.3%	$16,526	27.8%	$30,582	28.4%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, reversal of uncertain tax positions and meals and entertainment.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019

Beginning balance	$55	$775	$1,246
Gross increase as a result of positions taken:
Prior periods	1	—	—
Current period	304	—	—
Settlement with tax authorities	—	—	—
Expiration of applicable statutes of limitation	(56)	(720)	(471)

Ending balance	$304	$55	$775

Unrecognized tax benefits balance decreased by $56,000 due to the expiration of the statute of limitations and increased by $304,000 due to the tax positions in the current period. Of the total amount of unrecognized tax benefit, if recognized, $0 would affect the effective tax rate. During the years ended December 31, 2021 and 2020, penalties of $0 and $13,000 respectively, were recorded relating to unrecognized tax benefits.
The Company is subject to tax in various jurisdictions and, as a matter of ordinary course, the Company may be subject to income tax examinations by the federal, state and foreign taxing authorities for the tax years 2017 to 2021. The Company is currently under income tax examination by the state of New York.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as this subsidiary is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.

13.	Retirement Plans
The Company has its own defined contribution plan (the “Marcus & Millichap, Inc. 401(k) Plan”) under Section 401(k) of the Internal Revenue Code for all eligible employees who have completed one month of

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements

service.

The contribution plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Participants may contribute up to
100
% of their annual eligible compensation, subject to IRS limitations and ERISA. The Company matches employees’ contributions each pay period, dollar for dollar, up to a maximum of $
4,000
. Employees become vested in these Company contributions
33
% upon one year of service,

% upon two years of service and

% upon three years of service. Company matching contributions aggregated $
1.2
 million, $
1.0
 million and $
1.1
 million for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in selling, general and administrative expense in the consolidated statements of net and comprehensive income.

14.	Earnings per Share
Basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in thousands, except per share data):

	Years Ended December 31,
	2021	2020	2019
Numerator (Basic and Diluted):
Net income	$142,470	$42,838	$76,930
Change in value for stock settled consideration	27	3	—

Adjusted net income	$142,497	$42,835	$76,930

Denominator:
Basic
Weighted Average Common Shares Issued and Outstanding	39,575	39,318	39,083
Deduct: Unvested RSAs (1)	(14)	(18)	(21)
Add: Fully vested DSUs (2)	327	342	342

Weighted Average Common Shares Outstanding	39,888	39,642	39,404

Basic earnings per common share	$3.57	$1.08	$1.95

Diluted
Weighted Average Common Shares Outstanding from above	39,888	39,642	39,404
Add: Dilutive effect of RSUs, RSAs & ESPP	206	67	144
Add: Contingently issuable shares (3)	93	26	—

Weighted Average Common Shares Outstanding	40,187	39,735	39,548

Diluted earnings per common share	$3.55	$1.08	$1.95

Antidilutive shares excluded from diluted earnings per common share (4)	366	684	348

(1)
RSAs were issued and outstanding to the
non-employee
directors and have a
one
-year
vesting term subject to service requirements. See Note 11 – “Stock-Based Compensation Plans” for additional information.

(2)
Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 11 – “Stock-Based Compensation Plans” for additional information.

(3)	Relates to contingently issuable stock settled consideration.
(4)	Primarily pertaining to RSU grants to the Company’s employees and independent contractors.

MARCUS & MILLICHAP, INC
.
Notes to Consolidated Financial Statements

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
Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a
$10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at December 31, 2021. Borrowings under the Credit
Facility will bear interest, at the Company’s option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of
(a) the Bank’s prime rate,
(b) one-month
LIBOR plus 1.50%, and (c) the federal funds rate plus 1.50%), or (ii) at a fixed rate per annum determined by
Bank to be between 0.875% to 1.125% above LIBOR. In connection with the amendments of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying consolidated statements of net and comprehensive income and was $87,000, $93,000 and $94,000 during the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, there were no amounts outstanding under the Credit
Agreement.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 1.5:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of December 31, 2021, the Company was in compliance with all financial and non-financial
covenants and has not experienced any limitation in its operations as a result of the covenants.
Strategic Alliance
The Company, in connection with the strategic alliance with M&T Realty Capital Corporation (“M&T Realty Capital”), has agreed to provide loan opportunities that may be funded through M&T Realty Capital’s Delegated Underwriting and Servicing Agreement with Fannie Mae. M&T Realty Capital’s agreement with Federal National Mortgage Association (“Fannie Mae”) requires M&T Realty Capital to guarantee a portion of each funded loan. On a loan-by-loan
basis, the Company, at its option, can agree to assume a portion of M&T Realty’s guarantee obligation of loan opportunities presented to and closed by M&T Realty Capital. As of December 31, 2021, the Company has not agreed to any guarantee obligations for loan opportunities presented to M&T Realty Capital.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

Other

In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of December 31, 2021 aggregated $18.2 million.

16.	Subsequent Events
In connection with agreements in principle with investment sales and financing professionals and business acquisitions, the Company entered into commitments through the date these consolidated financial statements were issued, aggregating $38.1 million, of which $29.2 million has been paid. Such commitments to investment sales and financing professionals may be subject to various conditions.
On February 16, 2022, the Board of Directors declared a semi-annual regular dividend of $0.25 per share
and a special dividend of $1.00 per share, payable on April 4, 2022, to stockho
lders of record at the close of business on March 8, 2022. Based on the estimated number of shares to be outstanding as of March 8, 2022, the
dividend
s
declared aggregated $52.1 million, including dividend equivalents totaling $2.5 million to be paid on unvested restricted stock and deferred stock units granted under the 2013 Plan
.

These dividend equivalents
 will be paid when the underlying restricted stock and deferred stock units vest. Any and all future dividends are subject to review and approval by the Board of Directors.