Form 10-Q
period 2022-03-31
Marcus & Millichap, Inc.
filed 2022-05-06
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of May
3
, 2022 was 38,889,501 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$315,695	$382,140
Commissions receivable, net	13,854	17,230
Prepaid expenses	10,373	13,220
Marketable debt securities, available-for-sale (includes amortized cost of $220,015 and $183,915 at March 31, 2022 and December 31, 2021, respectively, and $0 allowance for credit losses)	218,988	183,868
Advances and loans, net	5,889	6,403
Other assets	6,027	5,270

Total current assets	570,826	608,131
Property and equipment, net	23,249	23,192
Operating lease right-of-use assets, net	77,928	81,528
Marketable debt securities, available-for-sale (includes amortized cost of $54,519 and $111,858 at March 31, 2022 and December 31, 2021, respectively, and $0 allowance for credit losses)	52,980	112,610
Assets held in rabbi trust	10,916	11,508
Deferred tax assets, net	33,470	33,736
Goodwill and other intangible assets, net	59,434	48,105
Advances and loans, net	139,087	113,242
Other assets	12,273	13,146

Total assets	$980,163	$1,045,198

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and other liabilities	$24,388	$24,271
Deferred compensation and commissions	54,994	114,685
Dividends payable	50,694	—
Income tax payable	28,042	17,853
Operating lease liabilities	18,276	18,973
Accrued bonuses and other employee related expenses	15,863	49,848

Total current liabilities	192,257	225,630
Deferred compensation and commissions	45,603	53,536
Operating lease liabilities	56,307	58,334
Other liabilities	10,607	11,394

Total liabilities	304,774	348,894

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,795,399 and 39,692,373 at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	122,782	121,844
Retained earnings	554,193	573,546
Accumulated other comprehensive income (loss)	(1,590)	910

Total stockholders’ equity	675,389	696,304

Total liabilities and stockholders’ equity	$980,163	$1,045,198

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Real estate brokerage commissions	$286,909	$162,796
Financing fees	26,453	17,843
Other revenues	6,102	3,338

Total revenues	319,464	183,977

Operating expenses:
Cost of services	196,768	109,103
Selling, general and administrative	74,535	51,677
Depreciation and amortization	3,911	2,997

Total operating expenses	275,214	163,777

Operating income	44,250	20,200
Other income, net	450	1,044
Interest expense	(160)	(146)

Income before provision for income taxes	44,540	21,098
Provision for income taxes	11,757	6,086

Net income	$32,783	$15,012

Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in net unrealized gains/losses	(2,357)	(621)
Less: reclassification adjustment for net gains included in other income, net	(84)	—

Net change, net of tax of $838 and $(215) for the three months ended March 31, 2022 and 2021, respectively	(2,441)	(621)
Foreign currency translation gain (loss), net of tax of $0 for each of the three months ended March 31, 2022 and 2021, respectively	(59)	(113)

Total other comprehensive (loss) income	(2,500)	(734)

Comprehensive income	$30,283	$14,278

Earnings per share:
Basic	$0.82	$0.38
Diluted	$0.81	$0.37
Weighted average common shares outstanding:
Basic	39,989	39,757
Diluted	40,474	40,124
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	39,692,373	$4	$121,844	$—	$573,546	$910	$696,304
Net and comprehensive income (loss)	—	—	—	—	—	—	32,783	(2,500)	30,283
Stock-based award activity
Stock-based compensation	—	—	—	—	3,856	—	—	—	3,856
Issuance of common stock for vesting of restricted stock units	—	—	167,263	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(64,237)	—	(2,918)	—	—	—	(2,918)
Dividends on common stock	—	—	—	—	—	—	(52,136)	—	(52,136)

Balance as of March 31, 2022	—	$—	39,795,399	$4	$122,782	$—	$554,193	$(1,590)	$675,389

	Three Months Ended March 31, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	39,401,976	$4	$113,182	$—	$431,076	$2,574	$546,836
Net and comprehensive income	—	—	—	—	—	—	15,012	(734)	14,278
Stock-based award activity
Stock-based compensation	—	—	—	—	2,288	—	—	—	2,288
Issuance of common stock for vesting of restricted stock units	—	—	149,117	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(50,127)	—	(1,733)	—	—	—	(1,733)

Balance as of March 31, 2021	—	$—	39,500,966	$4	$113,737	$—	$446,088	$1,840	$561,669

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$32,783	$15,012
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,911	2,997
Noncash lease expense	5,961	6,009
Credit loss recovery	(167)	(146)
Stock-based compensation	3,856	2,288
Deferred taxes, net	1,104	909
Unrealized foreign exchange (gains) losses	(151)	(157)
Net realized gains on marketable debt securities, available-for-sale	(113)	(1)
Other non-cash items	11	(49)
Changes in operating assets and liabilities:
Commissions receivable	3,430	1,776
Prepaid expenses	2,850	74
Advances and loans	(25,084)	(4,440)
Other assets	(794)	(1,187)
Accounts payable and other liabilities	1,308	2,071
Income tax receivable/payable	10,189	4,786
Accrued bonuses and other employee related expenses	(33,990)	(9,362)
Deferred compensation and commissions	(65,384)	(33,781)
Operating lease liabilities	(5,031)	(5,275)
Other liabilities	(2,224)	(1,626)

Net cash flows used in operating activities	(67,535)	(20,102)

Cash flows from investing activities
Acquisition of businesses, net of cash received	(12,500)	229
Purchases of marketable debt securities, available-for-sale	(40,551)	(81,264)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	61,970	85,065
Issuances of employee notes receivable	(71)	(40)
Payments received on employee notes receivable	18	250
Purchase of property and equipment	(1,883)	(1,099)

Net cash flows provided by investing activities	6,983	3,141

Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(2,918)	(1,733)
Principal payments on stock appreciation rights liability	(1,761)	(1,481)
Principal payments on contingent and deferred consideration	(1,264)	(1,302)

Net cash flows used in financing activities	(5,943)	(4,516)

Effect of currency exchange rate changes on cash and cash equivalents	50	33

Net (decrease) in cash and cash equivalents	(66,445)	(21,444)
Cash and cash equivalents at beginning of period	382,140	243,152

Cash and cash equivalents at end of period	$315,695	$221,708

Supplemental disclosures of cash flow information
Interest paid during the period	$499	$697

Income taxes paid, net	$464	$339

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation and Recent Accounting Pronouncements
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of March 31, 2022, MMI operates 81 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
10-Q
and
Article 10-01
of
Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2021 included in the Company’s Annual Report on Form
10-K
filed on March 1, 2022 with the SEC. The results of the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, for other interim periods or for future years.
Considerations Related to the
COVID-19
Pandemic
The Company may continue to experience operational and financial impacts due to the ongoing
COVID-19
pandemic and actual results may differ from the Company’s current estimates and historical trends because of that uncertainty. Notwithstanding the potential continuing impact of the
COVID-19
pandemic and changes in interest rates on the current macroeconomic environment, the Company believes it is well positioned to achieve long-term growth.
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
In September 2021, the Company entered into a Strategic Alliance (“Strategic Alliance”) with M&T Reality Capital Corporation (“MTRCC”) pursuant to which the Company has agreed to provide loan opportunities that may be funded through MTRCC’s Delegated Underwriting and Servicing Agreement (“DUS Agreement”) with the Federal National Mortgage Association (“Fannie Mae”) and which requires MTRCC to guarantee a portion of each loan funded. On a loan-by-loan
basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC though the DUS Agreement. The Company manages and limits the concentration of risk related to the guarantees assumed by monitoring the underlying property type, geographic location, credit of the borrowers, underlying debt service coverage, and loan to value ratios.
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three months ended March 31, 2022 and 2021, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three months ended March 31, 2022, the Company’s Canadian operations represented 2.3% of total revenues. During the three months ended March 31, 2021, the Company’s Canadian operations represented less than 2% of total revenues.
During each of the three months ended March 31, 2022 and 2021, no office represented 10% or more of total revenues.
Revenue Recognition
The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell commercial properties and generates financing fees from securing financing on purchase transactions, from refinancing its clients’ existing mortgage debt and other ancillary fees associated with financing activities, including, but not limited to, mortgage servicing, debt and equity advisory services, loan sales, due diligence services, guarantee fees, loan performance fees and other consulting. The Company’s contracts, except as noted below, do not contain multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price.
Real Estate Brokerage Commissions
Contracts for representing buyers and sellers of real estate are usually negotiated on a transaction-by-transaction
basis. The consideration associated with the successful outcome remains constrained until the completion of a transaction which, in almost all cases, is at the close of escrow. At that time, the Company recognizes revenue related to the transaction. The Company’s fee agreements do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the transaction closes.
Financing Fees
Contracts for representing potential borrowers are usually negotiated on a transaction-by-transaction
basis. The consideration associated with the successful outcome remains constrained until the completion of a transaction which, in almost all cases, is at the time the loan closes. At that time, the Company recognizes revenue related to the transaction. The Company’s fee arrangements, with certain exceptions, do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the loan closes.
Loan Performance Fees
- For loans originated through the Strategic Alliance with MTRCC, the Company receives variable consideration in the form of loan performance fees based on a portion of the servicing fees expected to be received under the servicing contract for servicing the loan. As the Company is not obligated to perform any servicing functions and has no further obligations related to the transaction giving rise to the loan performance fees, the estimated value of the loan performance fees to be received is recorded at the time the loan closes and are collected over the estimated term of the related loan. Any changes in the estimate of loan performance fees to be received are recorded in revenue in the period the estimate changes.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Guarantee Obligations
- For certain loans originated through the Strategic Alliance with MTRCC, the Company may agree, at its option, to indemnify MTRCC for a portion of MTRCC’s obligations for loans sold to Fannie Mae. For these loans, the Company allocates a portion of the transaction price and records a loan guarantee obligation based on its fair value. Revenue for this stand ready obligation is recorded on a straight-line basis over the term of the estimated guarantee period and is recorded in financing fees in the condensed consolidated statements of net and comprehensive income. The guarantee obligation is capped at 16.7% of the unpaid principal balance in excess of the collateral securing such loan. For these loans, the Company also records an allowance for loss-sharing obligations based on the unpaid balance of the loan for its portion of the obligation guaranteed to MTRCC.
Mortgage Servicing
- The Company recognizes mortgage servicing revenues upon the acquisition of a servicing contract. The Company records servicing fees when earned provided the loans are current and the debt service payments are made by the borrowers.
Other Revenues
Other revenues include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers, and are recognized when services are provided, or upon closing of the transaction.
Recent Accounting Pronouncements
Pending Adoption
In March 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
(“ASU
2020-04”).
ASU
2020-04
provides temporary optional exceptions to the guidance in U.S. GAAP on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). ASU
2020-04
is effective for all entities upon issuance and may be applied prospectively to contract modifications through December 31, 2022. The guidance applies to the Company’s Credit Agreement (see Note 13 – “Commitments and Contingencies”), which references LIBOR, and will generally allow it to account for and present a modification as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. As of March 31, 2022, the Company has not drawn funds from the credit facility. The Company continues to evaluate the impact of this new standard but does not expect ASU
2020-04
to have a material effect on its condensed consolidated financial statements.

2.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer software and hardware equipment	$35,404	$33,819
Furniture, fixtures and equipment	24,817	24,511
Less: accumulated depreciation and amortization	(36,972)	(35,138)

	$23,249	$23,192

During the three months ended March 31, 2022 and 2021, the Company wrote-off
approximately $22,000 and $41,000, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
As of March 31, 2022 and 2021, property and equipment additions incurred but not yet paid included in accounts payable and other liabilities were $406,000 and $275,000, respectively.

3.	Operating Leases
The Company has operating leases for all of its facilities and autos. As of March 31, 2022 and December 31, 2021, operating lease right-of-use
(“ROU”) assets, net were $77.9 million and $81.5 million, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The operating lease cost, included in selling, general and administrative expense in the condensed consolidated statement
s
of net and comprehensive income, consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost:
Lease cost (1)	$6,544	$6,589
Variable lease cost (2)	1,363	1,400
Sublease income	(234)	(33)

	$7,673	$7,956

(1)	Includes short-term lease cost and ROU asset amortization.
(2)	Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.
Maturities of lease liabilities by year consisted of the following (in thousands):

March 31, 2022
Remainder of 2022	$15,484
2023	18,311
2024	15,829
2025	13,320
2026	9,716
Thereafter	7,027

Total future minimum lease payments	79,687
Less imputed interest	(5,104)

Present value of operating lease liabilities	$74,583

Supplemental cash flow information and noncash activity related to the operating leases consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,589	$5,862
Noncash activity:
ROU assets obtained in exchange for operating lease liabilities	$2,435	$3,004
Tenant improvements owned by lessor related to ROU assets (1)	$66	$55

(1)	Reclassification from other assets current.
Other information related to the operating leases consisted of the following:

	March 31, 2022	December 31, 2021
Weighted average remaining operating lease term	4.44 years	4.57 years
Weighted average discount rate	2.9%	2.9%

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Investments in Marketable Debt Securities, Available for Sale
Amortized cost, allowance for credit losses, gross unrealized gains/losses in accumulated other comprehensive income (loss) and fair value of marketable debt securities, available-for-sale,
by type of security consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$101,141	$—	$—	$(849)	$100,292
Corporate debt	118,271	—	7	(193)	118,085
Asset-backed securities (“ABS”) and other	603	—	8	—	611

	$220,015	$—	$15	$(1,042)	$218,988

Long-term investments:
U.S. treasuries	$12,420	$—	$9	$(311)	$12,118
U.S. government sponsored entities	674	—	—	(18)	656
Corporate debt	34,300	—	147	(1,141)	33,306
Asset-backed securities (“ABS”) and other	7,125	—	5	(230)	6,900

	$54,519	$—	$161	$(1,700)	$52,980

	December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$35,767	$—	$—	$(34)	$35,733
Corporate debt	148,148	—	22	(35)	148,135

	$183,915	$—	$22	$(69)	$183,868

Long-term investments:
U.S. treasuries	$70,902	$—	$128	$(263)	$70,767
U.S. government sponsored entities	726	—	22	(3)	745
Corporate debt	33,197	—	962	(146)	34,013
ABS and other	7,033	—	82	(30)	7,085

	$111,858	$—	$1,194	$(442)	$112,610

The Company’s investments in marketable debt securities,
available-for-sale,
that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	March 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$111,232	$(1,160)	—	—	$111,232	$(1,160)
U.S. government sponsored entities	549	(8)	105	(10)	654	(18)
Corporate debt	137,510	(1,277)	618	(57)	138,128	(1,334)
ABS and other	6,181	(230)	—	—	6,181	(230)

	$255,472	$(2,675)	$723	$(67)	$256,195	$(2,742)

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$103,019	$(297)	$—	$—	$103,019	$(297)
U.S. government sponsored entities	115	(3)	—	—	115	(3)
Corporate debt	115,908	(173)	146	(8)	116,054	(181)
ABS and other	2,915	(30)	—	—	2,915	(30)

	$221,957	$(503)	$146	$(8)	$222,103	$(511)

Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale,
consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Gross realized gains (1)	$113	$1

Gross realized losses (1)	$—	$—

(1)	Recorded in other income, net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of March 31, 2022, the portfolio had an average credit rating of AA and a weighted term to contractual maturity of 1.4 years, with 161 securities in the portfolio representing an unrealized aggregate loss of
$2.7 million or 1% of amortized cost, and a weighted average credit rating of AA+.
As of March 31, 2022, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$220,015	$218,988	$183,915	$183,868
Due after one year through five years	36,442	35,478	96,035	96,257
Due after five years through ten years	12,978	12,582	11,129	11,601
Due after ten years	5,099	4,920	4,694	4,752

	$274,534	$271,968	$295,773	$296,478

Weighted average contractual maturity		1.4 years		1.5 years
Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.

5.	Acquisitions, Goodwill and Other Intangible Assets
During the three months ended March 31, 2022, the Company expanded its network of financing professionals and provided further diversification to its financing services.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company completed an acquisition of a business that was accounted for as a business combination and the results have been included in the condensed consolidated financial statements beginning on the acquisition date. Terms of the acquisition principally included cash paid at closing.
The goodwill recorded as part of the acquisition primarily arose from the acquired assembled workforce and brokerage and financing sales platforms. The Company expects all of the goodwill to be tax deductible, with the tax-deductible
amount of goodwill related to the contingent and deferred consideration to be determined once the cash payments are made to settle any contingent and deferred consideration. The goodwill resulting from acquisitions is allocated to the Company’s one reporting unit.
Goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$38,101	$—	$38,101	$34,071	$—	$34,071
Intangible assets (1)	32,444	(11,111)	21,333	23,974	(9,940)	14,034

	$70,545	$(11,111)	$59,434	$58,045	$(9,940)	$48,105

(1)	Total weighted average amortization period was 5.2 years and 4.4 years as of March 31, 2022 and December 31, 2021, respectively.
Amortization expense for the intangible assets was $1.2 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$34,071	$33,375
Additions from acquisitions (1)	4,030	671
Impairment losses	—	—

Ending balance	$38,101	$34,046

(1)	The 2021 addition represents a measurement period adjustment for an acquisition made in 2020.
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

March 31, 2022
Remainder of 2022	$3,512
2023	4,617
2024	4,101
2025	3,881
2026	2,156
Thereafter	3,066

$21,333

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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022, the Company considered the impact of the continuing
COVID-19
pandemic and geopolitical unrest and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of March 31, 2022, there was no impairment of its goodwill and intangible assets.

6.	Selected Balance Sheet Data
Allowances on Advances and Loans, and Commissions Receivable
Allowance for credit losses for advances and loans and commissions receivable as of March 31, 2022 and December 31, 2021 was $667,000 and $794,000, respectively.
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Mortgage servicing rights (“MSRs”), net of amortization	$—	$—	$951	$1,855
Security deposits	—	—	1,484	1,395
Employee notes receivable (1)	67	40	—	—
Securities, held-to-maturity (2)	—	—	9,500	9,500
Customer trust accounts and other	5,960	5,230	338	396

	$6,027	$5,270	$12,273	$13,146

(1)
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable were $0 and $10 for the three months ended March 31, 2022 and March 31, 2021, respectively. See Note 7 – “Related-Party Transactions” for additional information.

(2)	Securities, held-to-maturity, are expected to mature on September 1, 2024 and accrue interest based on the 1-year treasury rate.
MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$1,855	$1,897
Additions	—	303
Amortization	(904)	(138)

Ending balance	$951	$2,062

The portfolio of loans serviced by the Company aggregated $1.7 billion for each of the periods ended March 31, 2022 and December 31, 2021. See Note 8 – “Fair Value Measurements” for additional information on MSRs. In the three months ended March 31, 2022, the Company received cancellation notices on certain servicing contracts. Amortization of those contracts was adjusted to reflect the cancellations.
In connection with MSR activities, the Company holds funds in escrow for the benefit of the lenders. These funds, which totaled $2.6 million and $4.1 million as of March 31, 2022 and December 31, 2021, respectively, and the offsetting obligations are not presented in the Company’s condensed consolidated financial statements as they do not represent assets and liabilities of the Company.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Stock appreciation rights (“SARs”) liability (1)	$2,323	$2,241	$12,731	$14,918
Commissions payable to investment sales and financing professionals	51,195	110,769	25,082	31,697
Deferred compensation liability (1)	749	1,080	7,790	6,921
Other	727	595	—	—

	$54,994	$114,685	$45,603	$53,536

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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the
10-year
treasury note, plus 2%. The rate resets annually. The rates at January 1, 2022 and 2021 were 3.63% and 2.93%, respectively. MMI recorded interest expense related to this liability of $135,000 and $122,000 for the three months ended March 31, 2022 and 2021, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During each of the three months ended March 31, 2022 and 2021, the Company made total payments of $2.2 million, consisting of principal and accumulated interest.
Commissions Payable
Certain investment sales professionals can earn additional commissions after meeting certain annual revenue thresholds. These commissions are recognized as cost of services in the period in which they are earned as they relate to specific transactions closed. The Company may defer payment of certain commissions, at its election, for up to three years. Commissions payable that are not expected to be paid within twelve months are classified as long-term.
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a
non-qualified
deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current. During the three months ended March 31, 2022 and 2021, the Company made total payments to participants of $365,000 and $371,000, respectively.

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

	Three Months Ended March 31,
	2022	2021
Increase (Decrease) in the carrying value of the assets held in the rabbi trust (1)	$(525)	$333

Increase (Decrease) in the net carrying value of the deferred compensation obligation (2)	$(532)	$260

(1)	Recorded in other income, net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Non-Current
	March 31, 2022	December 31, 2021
Deferred consideration (1)	$3,300	$4,689
Contingent consideration (1)	5,782	6,631
Dividends Payable	1,443	—
Other	82	74

	$10,607	$11,394

(1)
Includes a measurement period adjustment in 2021 and a settlement of deferred consideration made during the three months ended March 31, 2022 and 2021, which represents a noncash investing activity. See Note 5 – “Acquisitions, Goodwill and Other Intangible Assets” for additional information.

7 .	Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. Under the TSA, the Company incurred net costs (charge-back) during the three months ended March 31, 2022 and 2021 of $12,000 and $19,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended March 31, 2022 and 2021, the Company earned real estate brokerage commissions and financing fees of $1,598,000 and $457,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $954,000 and $274,000, respectively, related to these revenues.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires on May 31, 2022. The related operating lease cost was $333,000 for each of the three months ended March 31, 2022 and 2021, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income. See Note 3 – “Operating Leases” for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Payable and Other Liabilities with MMC
As of March 31, 2022 and December 31, 2021, accounts payable and other liabilities with MMC totaling $101,000 and $93,000, respectively, remain unpaid and are included in accounts payable and other liabilities in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to
non-executive
employees from
time-to-time.
At March 31, 2022 and December 31, 2021, the aggregate principal amount for employee notes receivable was $67,000 and $40,000, respectively, which is included in other assets (current and non-current)
in the accompanying condensed consolidated balance sheets. See Note 6 – “Selected Balance Sheet Data” for additional information.
As of March 31, 2022, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 38% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	March 31, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$10,916	$—	$10,916	$—	$11,508	$—	$11,508	$—

Cash equivalents (1) :
Commercial paper	$32,223	$—	$32,223	$—	$8,948	$—	$8,948	$—
Money market funds	51,403	51,403	—	—	210,985	210,985	—	—

	$83,626	$51,403	$32,223	$—	$219,933	$210,985	$8,948	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$100,292	$100,292	$—	$—	$35,733	$35,733	$—	$—
U.S. government sponsored entities	—	—	—	—	—	—	—	—
Corporate debt	118,085	—	118,085	—	—	—	—	—
ABS and other	611	—	611	—	148,135	—	148,135	—

	$218,988	$100,292	$118,696	$—	$183,868	$35,733	$148,135	$—

Long-term investments:
U.S. treasuries	$12,118	$12,118	$—	$—	$70,767	$70,767	$—	$—
U.S. government sponsored entities	656	—	656	—	745	—	745	—
Corporate debt	33,306	—	33,306	—	34,013	—	34,013	—
ABS and other	6,900	—	6,900	—	7,085	—	7,085	—

	$52,980	12,118	$40,862	$—	$112,610	$70,767	$41,843	$—

Liabilities:

Contingent consideration (2)	$9,363	$—	$—	$9,363	$9,312	$—	$—	$9,312

Deferred consideration (2)	$8,371	$—	$8,371	$—	$9,801	$—	$9,801	$—

Deferred compensation liability	$8,539	$8,539	$—	$—	$8,001	$8,001	$—	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
(2)
$3,581 and $2,681 of Contingent consideration and $5,071 and $5,112 of Deferred consideration are included in Accounts payable and other liabilities as of March 31, 2022 and December 31, 2021, respectively.

There were no transfers in or out of Level 3 during the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022, the Company considered current and future interest rates on the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of March 31, 2022 and December 31, 2021, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $27.2 million and $28.6 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to five-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$9,312	$5,572
Contingent consideration in connection with acquisitions (1)	—	(100)
Change in fair value of contingent consideration	51	(171)
Payments of contingent consideration	—	—

Ending balance	$9,363	$5,301

(1)
Contingent consideration in connection with acquisitions represents a noncash investing activity. Three months ended March 31, 2021 relates to a measurement period adjustment. See Note 5 – “Acquisitions, Goodwill and Other Intangible Assets” for additional information.

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at March 31, 2022	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$9,363	Discounted cash flow	Expected life of cash flows	1.2-5.6 years (3.1 y ears)
			Discount rate	4.0%-4.6% (4.3%)
			Probability of achievement	22.2%-100.0% (96.6%)

	Fair Value at December 31, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$9,312	Discounted cash flow	Expected life of cash flows	1.4-5.8 years (3.4 years)
			Discount rate	2.2%-3.5% (2.9%)
			Probability of achievement	29.0%-100.0% (95.2%)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
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
MSRs are recorded at fair value upon acquisition of a servicing contract. The Company has elected the amortization method for the subsequent measurement of MSRs. MSRs are carried at the lower of amortized cost or fair value. MSRs are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The estimated fair value of the Company’s MSRs were developed using a discounted cash flow model that calculates the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Management uses assumptions in the determination of fair value for MSRs after considering default, severity, prepayment and discount rates related to the specific types and underlying collateral of the various serviced loans, interest rates, refinance rates, and current government and private sector responses on the economic impact of the
COVID-19
pandemic. In the three months ended March 31, 2022, the Company received cancellation notices on certain servicing contracts. Amortization of those contracts was adjusted to reflect the cancellations. The fair value of the MSRs exceeded the carrying value at March 31, 2022 and December 31, 2021 after consideration of the revisions to the various assumptions. See Note 6 – “Selected Balance Sheet Data” for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial assets measured at fair value on a nonrecurring basis consisted of the following (dollars in thousands):

	Fair Value at March 31, 2022	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$1,967	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	0.28%-5.08% (1.28%)
			Loss severity	26.2%-31.4% (27.95%)
			Discount rate	10.0%-10.0% (10.0%)

	Fair Value at December 31, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
MSRs	$2,332	Discounted cash flow	Constant prepayment rates	0.0%-20.0% (10.0%)
			Constant default rate	0.3%-4.9% (1.2%)
			Loss severity	26.2%-31.4% (28.0%)
			Discount rate	10.0%-10.0% (10.0%)

(1)	Weighted average is based on the 10% constant prepayment rate scenario which the Company uses as the reported fair value.

9.	Stockholders’ Equity
Common Stock
As of March 31, 2022 and December 31, 2021, there were 39,795,399 and 39,692,373 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested restricted stock awards (“RSAs”) issued to non-employee
directors, respectively. See Note 12 – “Earnings per Share” for additional information.
On February 16, 2022, The Board of Directors declared a semi-annual regular dividend of $0.25 per share and a special dividend of $1.00 per share, payable on April 4, 2022, to stockholders of record at the close of business on March 8, 2022. The Company accrued a dividend payable of $52.1 million, including dividend equivalents aggregating $2.5 million to be paid upon vesting for on unvested restricted stock and deferred stock units granted under the 2013 Omnibus Equity Incentive Plan. The accrual of the dividend was a non-cash
activity.
Accrued and unpaid dividends as of March 31, 2022 aggregated $52.1 million, and are recorded in dividends payable ($50.7 million) and other liabilities ($1.4 million) in the condensed consolidated balance sheets.
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
Amounts reclassified from accumulated other comprehensive income (loss) include marketable debt securities, available for sale are included as a component of other income, net or selling, general and administrative expense, as applicable, in the condensed consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the board of directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors receive annual grants under a director compensation policy. The compensation committee of the Company’s board of directors has the option to grant dividend equivalents to unvested grants. Any dividend equivalents granted to unvested awards are paid to the participant at the time the related grants vest. As of March 31, 2022, there were 3,963,923 shares available for future grants under the 2013 Plan.
On February 16, 2022, the Board of Directors declared a semi-annual regular dividend of $0.25 per share and a special dividend of $1.00 per share payable on April 4, 2022, to stockholders of record at the close of business on March 8, 2022. The Compensation Committee granted dividend equivalents to all unvested grants as of the record date. As of March 31, 2022, $2.5 million was accrued for dividend equivalents on unvested grants outstanding as of the record date.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to
non-employee
directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year
period from the date of grant, subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are canceled upon termination as a service provider. As of March 31, 2022, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the three months ended March 31, 2022, 176,227 shares of RSUs vested and 68,445 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2021 (1)	980,936	$36.58
Granted	780,997	$47.29
Vested (2)	(176,227)	$36.84
Forfeited/canceled	(7,166)	$36.38

Nonvested shares at March 31, 2022 (1)	1,578,540	$41.85

Unrecognized stock-based compensation expense as of March 31, 2022	$61,517

Unrecognized compensation expense is expected to be recognized over a weighted-average period (years) of approximately	4.22

Weighted average remaining vesting period (years) as of March 31, 2022	4.22

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	Includes vested shares delivered subsequent to March 31, 2022.

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
offering period.
The ESPP initially had 366,667 shares of common stock reserved, and 156,725 shares of common stock remain available for issuance as of March 31, 2022. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the board of directors. Pursuant to the provisions of the ESPP, the board of directors has determined to not provide for any annual increases to date. At March 31, 2022, total unrecognized compensation cost related to the ESPP was $27,000 and is expected to be recognized over a weighted average period of 0.12 years.
SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of deferred stock units (“DSUs”), which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled. As of March 31, 2022, 281,193 shares of fully vested DSUs remained to be settled in 2022.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income and consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
ESPP	$56	$50
RSUs and RSAs	3,800	2,238

	$3,856	$2,288

11.	Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2022 was 26.4%, compared to 28.8% for the three months ended March 31, 2021. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any.
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$9,353	21.0%	$4,431	21.0%
State income tax expense, net of federal benefit	2,033	4.6%	1,048	5.0%
(Windfall) shortfall tax benefits, net related to stock-based compensation	(306)	(0.7)%	(27)	(0.1)%
Change in valuation allowance	(104)	(0.2)%	180	0.9%
Permanent and other items (1)	781	1.7%	454	2.0%

	$11,757	26.4%	$6,086	28.8%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits and meals and entertainment.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	Earnings per Share
Basic and diluted earnings per share for the three months ended March 31, 2022 and 2021, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator (Basic and Diluted):
Net income	$32,783	$15,012
Change in value for stock settled consideration	(63)	12

Adjusted net income	$32,720	$15,024

Denominator:
Basic
Weighted average common shares issued and outstanding	39,721	39,432
Deduct: Unvested RSAs (1)	(13)	(17)
Add: Fully vested DSUs (2)	281	342

Weighted average common shares outstanding	39,989	39,757

Basic earnings per common share	$0.82	$0.38

Diluted
Weighted average common shares outstanding from above	39,989	39,757
Add: Dilutive effect of RSUs, RSAs & ESPP	396	208
Add: Contingently issuable shares (3)	89	159

Weighted average common shares outstanding	40,474	40,124

Diluted earnings per common share	$0.81	$0.37

Antidilutive shares excluded from diluted earnings per common share (4)	778	230

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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at March 31, 2022. Borrowings under the Credit Facility will bear interest, at the Company’s option, at either (i) a fluctuating rate per annum 2.00% below the Base Rate (defined as the highest of (a) the Bank’s prime rate,
(b) one-month
LIBOR plus 1.50%, and (c) the federal funds rate plus 1.50%), or (ii) at a fixed rate per annum determined by Bank to be between 0.875% to 1.125% above LIBOR. In connection with the amendments of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and was $25,000 and $24,000 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 1.5:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of March 31, 2022, the Company was in compliance with all financial and non-financial
covenants and has not experienced any limitation in its operations as a result of the covenants.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae and which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis,
the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of March 31, 2022, the Company has agreed to a maximum aggregate guarantee obligation of $4.0 million relating to loans with an unpaid balance of $24.0 million. The maximum guarantee obligation is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of March 31, 2022 aggregated to $25.0 million.

14.	Subsequent Events
Subsequent to March 31, 2022, the Company paid $50.0 million in accrued dividends including $0.4 million in dividend equivalents for shares that vested under the 2013 Plan subsequent to the record date of March 8, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to any continuing impact of the
COVID-19
pandemic and anticipated interest rate changes. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form
10-Q
and in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the SEC on March 1, 2022, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of March 31, 2022, we had 1,931 investment sales and financing professionals that are primarily exclusive independent contractors operating in 81 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three months ended March 31, 2022, we closed 2,904 investment sales, financing and other transactions with total sales volume of approximately $21.0 billion. During the year ended December 31, 2021, we closed 13,255 investment sales, financing and other transactions with total sales volume of approximately $84.4 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing equity advisory services, loan sales and consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended March 31, 2022, approximately 90% of our revenues were generated from real estate brokerage commissions, 8% from financing fees and 2% from other real estate related services. During the year ended December 31, 2021, approximately 90% of our revenues were generated from real estate brokerage commissions, 9% from financing fees and 1% from other real estate related services.
We divide commercial real estate into four major market segments, characterized by price:

•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million to up to but less than $10 million;

•	Middle market: properties priced from $10 million to up to but less than $20 million; and

•	Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the
$1-$10 million
private client market segment, which contributed approximately 56% and 65% of our real estate brokerage commissions during the three months ended March 31, 2022 and 2021, respectively. The following table sets forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended March 31,
	2022			2021			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	206	$128	$5,787	227	$149	$6,138	(21)	$(21)	$(351)
Private Client Market ($1 - <$10 million)	1,606	5,696	161,031	1,200	3,668	105,423	406	2,028	55,608
Middle Market ($10 - <$20 million)	184	2,503	46,760	78	1,067	20,601	106	1,436	26,159
Larger Transaction Market (≥$20 million)	141	8,878	73,331	83	3,980	30,634	58	4,898	42,697

	2,137	$17,205	$286,909	1,588	$8,864	$162,796	549	$8,341	$124,113

Factors Affecting Our Business
Our business and our operating results, financial condition and liquidity are significantly affected by the number and size of commercial real estate investment sales and financing transactions that we close in any period. The number and size of these transactions are affected by our ability to recruit and retain investment sales and financing professionals, identify and contract properties for sale, and identify those that need financing and refinancing. We principally monitor the commercial real estate market through four factors, which generally drive our business. The factors are the economy, commercial real estate supply and demand, capital markets, and investor sentiment and investment activity.
The Economy
Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, retail spending and confidence trends can have a positive or negative impact on our business. Overall market conditions, including global trade, interest rate changes, inflation, and job creation, can affect investor sentiment and, ultimately, the demand for our services from investors in real estate.
Last year’s economic bounce supported 5.7% GDP growth and the recovery of more than 6.7 million jobs, but in conjunction with other forces, the rapid gains pushed inflation to 8.5% year-over-year through March 2022 — the highest level in 40 years. Supply chain disruptions, surging housing costs, significant wage pressure and a variety of other factors were exacerbated by the energy cost surge sparked by the war in Ukraine. The conflict will remain a significant variable going forward, generating both energy and food inflation, as well as increased uncertainty. The Federal Reserve had already begun to address inflation in late 2021 by phasing out quantitative easing, then they followed that with interest rate increases beginning in March 2022. In total, the Federal Reserve is expected to raise their overnight rate by 175 to 250 basis points in 2022, pushing up the cost of debt for investors. Economic momentum remained strong in the first quarter with job additions totaling 1.7 million, unemployment declining to 3.6% and core retail sales continuing to rise to a record $468 billion in the month of March. In addition, reductions of
COVID-19
safety protocols have begun to take hold in even the most cautious states, supporting consumption gains as people return to restaurants, shopping and entertainment venues. This should bode well for all types of commercial real estate as reduced
COVID-19
restrictions facilitate at least a partial return to the office and increased hotel demand from business travelers and rising consumption.
Commercial Real Estate Supply and Demand
Our business is dependent on the willingness of investors to invest in or sell commercial real estate, which is affected by many factors beyond our control. These factors include the supply of commercial real estate, coupled with user demand for these properties, and the performance of real estate assets, when compared with other investment alternatives, such as stocks and bonds.
Space demand for virtually every commercial property type gained momentum over the last year through the first quarter 2022. Industrial and multifamily space absorption reached record levels, retail has now sustained positive momentum for six quarters and office properties have sustained positive demand for four consecutive quarters. Limited-service hotel demand has nearly fully recovered to pre-pandemic
levels, and the end of
COVID-19
restrictions bodes well for the return of business travel, supporting the full-service hotel segment. This positive demand momentum, in conjunction with curtailed real estate development due to shortages of construction labor and building materials, has contributed to falling vacancy rates for most property types. Suburban areas nationwide and Sun Belt markets in general have outperformed over the last year, but the reduction of
COVID-19
restrictions could boost commercial real estate space demand in urban areas and in metros that had more restrictive
COVID-19
policies. Positive absorption, vacancy rate and rent growth metrics have helped support aggressive investor underwriting, and we believe the supply and demand outlook, barring a significant geopolitical, financial market or economic setback, remains positive.
Capital Markets
Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt, and as a result, credit and liquidity impact transaction activity and prices. Changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether increasing or decreasing, could adversely or positively affect the operations and income potential of commercial real estate properties, as well as lender and equity underwriting for real estate investments. These changes generally influence the demand of investors for commercial real estate investments.

Both equity and debt capital remain very liquid, supporting record commercial real estate sales dollar volume in the first quarter; however, we believe that if interest rates increase significantly in a short period of time, they could begin to restrain transaction activity as the higher cost of capital widens the expectation gap between buyers and sellers. Lenders have remained aggressive in both the placement and pricing of capital, but some caution has begun to enter the marketplace as the
10-year
Treasury rate climbed quickly in recent weeks. Borrowers have shifted their preference from adjustable-rate loans to fixed rates when possible, and there is increased urgency to lock rates on in-process
transactions and refinancing. The strategic shift in borrower activity reflects Federal Reserve Chairman Powell’s comments that the Federal Reserve expects to raise rates seven times this year, which many believe will translate to a 175 to 250 basis point increase in rates. Many investors believe the Fed rate increases will translate to higher commercial real estate mortgage rates, but other factors could come into play. Fed action and long-term interest rates tend to not have a one-to-one
movement relationship and can even move contrary to each other on occasion. Should there be a significant financial market or geopolitical disruption, an investor flight to safety could act as a meaningful counterbalance to upward pressure from the benchmark rate.
Investor Sentiment and Investment Activity
We rely on investors to buy and sell properties in order to generate commissions. Investors’ desires to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients, who make up the largest source of revenue, are often motivated to buy, sell and/or refinance properties due to personal circumstances, such as death, divorce, partnership breakups and estate planning.
Commercial real estate sales dollar volume set a record high in 2021, and the momentum has carried into 2022, delivering the strongest first quarter on record. Activity was broad-based, led by apartment and industrial properties. Only office properties and seniors housing sales remain soft by historical standards as investors consider the impact of
COVID-19
on the two property segments. The demand for commercial real estate is especially acute in markets with strong growth trends. Elevated inflation could form a tailwind for commercial real estate as many believe the sector offers increased inflation resistance. This may at least partially offset the headwind posed by rising interest rates.
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
To a lesser extent, we also earn fees on mortgage servicing, loan performance, equity advisory services, loan sales, loan guarantees and ancillary services associated with financing activities. We generate mortgage servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related mortgage servicing functions, activities and services. We recognize mortgage servicing revenues upon the acquisition of a servicing obligation. We recognize guarantee fees over the term of the guarantee and other fees when we have no further obligations, generally upon the closing of a transaction.
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
Cost of Services
The majority of our cost of services expense is variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, because there are some who are initially paid a salary and certain of our financing professionals are employees, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals can also earn additional commissions after meeting certain annual financial thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of one or three years, at our election, and paid at the beginning of the second or fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers where we are the principal service provider. Cost of services, therefore, can vary based on the commission structure of the independent contractors that closed transactions in any particular period.
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
Other Income, Net
Other income, net primarily consists of interest income, net gains or losses on our deferred compensation plan assets, realized gains and losses on our marketable debt securities, available-for-sale,
foreign currency gains and losses and other
non-operating
income and expenses.

Interest Expense
Interest expense primarily consists of interest expense associated with the stock appreciation rights (“SARs”) liability, notes payable to former stockholders, and our credit agreement.
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
Results of Operations
Following is a discussion of our results of operations for the three months ended March 31, 2022 and 2021. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended March 31, 2022 and 2021, we closed more than 2,900 and 2,300 investment sales, financing and other transactions, respectively, with total sales volume of approximately $21 billion and $12 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended March 31,
Real Estate Brokerage	2022	2021
Average Number of Investment Sales Professionals	1,856	1,959
Average Number of Transactions per Investment Sales Professional	1.15	0.81
Average Commission per Transaction	$134,258	$102,517
Average Commission Rate	1.67%	1.84%
Average Transaction Size (in thousands)	$8,051	$5,582
Total Number of Transactions	2,137	1,588
Total Sales Volume (in millions)	$17,205	$8,864

	Three Months Ended March 31,
Financing (1)	2022	2021
Average Number of Financing Professionals	84	86
Average Number of Transactions per Financing Professional	6.19	5.74
Average Fee per Transaction	$43,144	$30,464
Average Fee Rate	0.84%	0.93%
Average Transaction Size (in thousands)	$5,115	$3,263
Total Number of Transactions	520	494
Total Financing Volume (in millions)	$2,660	$1,612

(1)	Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended March 31, 2022 and 2021
Below are key operating results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (dollars in thousands):

	Three Months Ended March 31, 2022	Percentage of Revenue	Three Months Ended March 31, 2021	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$286,909	89.8%	$162,796	88.5%	$124,113	76.2%
Financing fees	26,453	8.3	17,843	9.7	8,610	48.3%
Other revenues	6,102	1.9	3,338	1.8	2,764	82.8%

Total revenues	319,464	100.0	183,977	100.0	135,487	73.6%

Operating expenses:
Cost of services	196,768	61.6	109,103	59.3	87,665	80.4%
Selling, general and administrative	74,535	23.3	51,677	28.1	22,858	44.2%
Depreciation and amortization	3,911	1.2	2,997	1.6	914	30.5%

Total operating expenses	275,214	86.1	163,777	89.0	111,437	68.0%

Operating income	44,250	13.8	20,200	11.0	24,050	119.1%
Other income, net	450	0.1	1,044	0.6	(594)	(56.9)%
Interest expense	(160)	0.0	(146)	(0.1)	(14)	9.6%

Income before provision for income taxes	44,540	13.9	21,098	11.5	23,442	111.1%
Provision for income taxes	11,757	3.7	6,086	3.3	5,671	93.2%

Net income	$32,783	10.3%	$15,012	8.2%	$17,771	118.4%

Adjusted EBITDA (1)	$51,852	16.2%	$25,695	14.0%	$26,157	101.8%

(1)
Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $319.5 million for the three months ended March 31, 2022 compared to $184.0 million for the same period in 2021, an increase of $135.5 million, or 73.6%. Total revenues increased as a result of increases in real estate brokerage commissions, financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions increased to $286.9 million for the three months ended March 31, 2022 from $162.8 million for the same period in 2021, an increase of $124.1 million, or 76.2%. The increase was primarily driven by a 94.1% increase in overall sales volume generated by a 34.6% increase in the number of investment sales transactions and a 44.2% increase in average transaction size. The revenue from the combined Middle Market and Larger Transaction Market increased 134.3% in the first quarter of 2022 as compared to the same period last year and represented 41.9% of the brokerage revenue in the first quarter 2022. As the Middle Market and Larger Transaction Market typically earn lower commission rates, the average commission rates in the first quarter decreased by 17 basis points compared to the same period last year.
Financing fees.
Revenues from financing fees increased to $26.5 million for the three months ended March 31, 2022 from $17.8 million for the same period in 2021, an increase of $8.6 million, or 48.3%, resulting from the growth in financing volume and other ancillary financing fees. The increase in financing volume of 65.0% is underpinned by a 56.8% increase in average transaction size and a 5.3% increase in the number of financing transactions. Average fee rate declined by 9 basis point due to larger financing transactions.
Other revenues.
Other revenues increased to $6.1 million for the three months ended March 31, 2022 from $3.3 million for the same period in 2021, an increase of $2.8 million, or 82.8%. The increase was primarily driven by increases in consulting and advisory services during the three months ended March 31, 2022, compared to the same period in 2021.

Total Operating Expenses
Our total operating expenses were $275.2 million for the three months ended March 31, 2022 compared to $163.8 million for the same period in 2021, an increase of $111.4 million, or 68.0%. The increase was due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities, selling, general and administrative costs and depreciation and amortization expense, as described below.
Cost of services.
Cost of services increased to $196.8 million for the three months ended March 31, 2022 from $109.1 million for the same period in 2021, an increase of $87.7 million, or 80.4%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 61.6% compared to 59.3% for the same period in 2021 primarily due to our senior investment sales and financing professionals who earn additional commissions after meeting certain annual financial thresholds, reaching their thresholds earlier than anticipated.
Selling, general, and administrative expense.
Selling, general and administrative expense for the first quarter of 2022 increased by $22.9 million to $74.5 million, compared to the same period in the prior year. The change was primarily due to increases in (i) compensation related costs, primarily driven by increases in management performance compensation due to significant year-over-year growth in operating results; (ii) business development, marketing and other support related to the long-term retention of our sales and financing professionals; (iii) recommencement of in-person
agent and client business events, conferences, and meetings; and (iv) expenses related to our recent acquisitions.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $3.9 million for the three months ended March 31, 2022 from $3.0 million for the same period in 2021, an increase of $0.9 million, or 30.5%, principally related to additional amortization of MSRs and Intangible assets related to recent acquisitions.
Other Income, Net
Other income, net decreased to $0.5 million for the three months ended March 31, 2022 from $1.0 million for the same period in 2021. The decrease was primarily driven by (i) an unfavorable change in the value of our deferred compensation plan assets that are held in a rabbi trust and (ii) a reduction in interest income on our investments in marketable debt securities, available-for-sale
due to an overall change in interest rates.
Interest Expense
Interest expense increased to $0.2 million for the three months ended March 31, 2022 from $0.1 million for the same period in 2021. The increase for the three months ended March 31, 2022 was primarily due to an increase in interest expense on SARs liability.
Provision for Income Taxes
The provision for income taxes was $11.8 million for the three months ended March 31, 2022, compared to $6.1 million in the same period in 2021, an increase of $5.7 million. The effective income tax rate for the three months ended March 31, 2022, was 26.4% compared to 28.8% for the same period in 2021. The effective income tax rate decreased primarily due to the change in the relationship of permanent nondeductible items to income before provision for income taxes, an increase in windfall tax benefits, net related to the settlement of stock-based awards, adjustments to the valuation allowance related to Canadian income and a reduction in the average state rate due to a change in apportionment factors.

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

	Three Months Ended March 31,
	2022	2021
Net income	$32,783	$15,012
Adjustments:
Interest income and other (1)	(615)	(531)
Interest expense	160	146
Provision for income taxes	11,757	6,086
Depreciation and amortization	3,911	2,997
Stock-based compensation	3,856	2,288
Non-cash MSR activity (2)	—	(303)

Adjusted EBITDA (3)	$51,852	$25,695

(1)	Other includes net realized gains (losses) on marketable debt securities available-for-sale.
(2)	Non-cash MSR activity includes the assumption of servicing obligations.
(3)	The increase in Adjusted EBITDA for the three months ended March 31, 2022 compared to the same period in 2021 is primarily due to a lower proportion of operating expenses compared to total revenues.
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

Cash Flows
Our total cash and cash equivalents balance decreased by $66.4 million to $315.7 million at March 31, 2022, compared to $382.1 million at December 31, 2021. The following table sets forth our summary cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash flows from operating activities	$(67,535)	$(20,102)
Net cash flows from investing activities	6,983	3,141
Net cash flows from financing activities	(5,943)	(4,516)

Effect of currency exchange rate changes on cash and cash equivalents	50	33

Net increase (decrease) in cash and cash equivalents	(66,445)	(21,444)
Cash and cash equivalents at beginning of period	382,140	243,152

Cash and cash equivalents at end of period	$315,695	$221,708

Operating Activities
Cash flows used in operating activities were $(67.5) million for the three months ended March 31, 2022 compared to cash flows used in operating activities of $(20.1) million for the same period in 2021. Net cash used in operating activities is driven by our net income, adjusted for non-cash
items and changes in operating assets and liabilities. The $(47.4) million decrease in operating cash flows for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to an increase in advances to our investment sales and financing professionals, higher amount of deferred discretionary commissions paid, and higher bonus payments, partially offset by increased cash flow from operating activity from increased sales and financing volume.
Investing Activities
Cash flows provided by investing activities were $7.0 million for the three months ended March 31, 2022 compared to cash flows provided by investing activities of $3.1 million for the same period in 2021. The $3.9 million increase in cash flow from investing activities for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a $17.6 million increase in net maturities of marketable debt securities, partially offset by a $12.7 million increase in cash used in acquisitions of businesses, net of cash received during the three months ended March 31, 2022 compared to the same period in 2021.
Financing Activities
Cash flows used in financing activities were $(6.0) million for the three months ended March 31, 2022 compared to $(4.5) million for the same period in 2021. The $(1.5) million additional cash flow used in financing activities for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to taxes paid related to net share settlement of stock-based awards.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale
and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next 12 months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of March 31, 2022, cash and cash equivalents and marketable debt securities, available-for-sale,
aggregated $587.7 million, and we had $59.5 million of borrowing capacity under our credit agreement.
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

Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with MTRCC , has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis,
the Company, at its option, can assume a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of March 31, 2022, the Company has agreed to a maximum aggregate guarantee obligation of $4.0 million relating to loans with an unpaid balance of $24.0 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
Material Cash Requirements
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021 through the date the condensed consolidated financial statements were issued, other than for the payment of dividends and dividend equivalents declared by our board of directors aggregating $52.1 million.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors, including the effects of the
COVID-19
pandemic on the broader economy.
The Federal Reserve has signaled its plans to combat inflation through monetary policy including the wind-down of quantitative easing and by raising the Federal Funds Rate. While commercial real estate investment is relatively inflation resistant, the upward pressure on interest rates has the potential to affect investor activity and therefore transactional activity from which we generate revenues. The investor activity will depend on the magnitude of changes in interest rates relative to the elevated level of capital liquidity targeting commercial real estate. The actual economic impact from inflation to our business remains unknown at this time.
Critical Accounting Policies; Use of Estimates
We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no significant changes in our critical accounting policies, as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. As of March 31, 2022, the fair value of investments in marketable debt securities, available-for-sale
was $272 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA+ as of March 31, 2022. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of March 31, 2022 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$4,585
1% Decrease	$2,574
1% Increase	$(2,615)
2% Increase	$(5,229)
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
based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a significant number of our employees and independent contractors are still working remotely due to the COVID-19 pandemic.
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
the year ended December 31, 2021.
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
10-Q
for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Net and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc .

Date:	May 6, 2022	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)