Form 10-Q
period 2022-06-30
Marcus & Millichap, Inc.
filed 2022-08-05
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).     Yes

☐    No
☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of August 1, 2022 wa
s 39,964,292 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$211,651	$382,140
Commissions receivable, net	14,138	17,230
Prepaid expenses	10,046	13,220
Marketable debt securities, available-for-sale (includes amortized cost of $254,487 and $183,915 at June 30, 2022 and December 31, 2021, respectively, and $0 allowance for credit losses)	253,040	183,868
Advances and loans, net	3,605	6,403
Other assets, current	5,880	5,270

Total current assets	498,360	608,131
Property and equipment, net	25,338	23,192
Operating lease right-of-use assets, net	84,351	81,528
Marketable debt securities, available-for-sale (includes amortized cost of $80,767 and $111,858 at June 30, 2022 and December 31, 2021, respectively, and $0 allowance for credit losses)	77,588	112,610
Assets held in rabbi trust	9,587	11,508
Deferred tax assets, net	35,233	33,736
Goodwill and other intangible assets, net	58,263	48,105
Advances and loans, net	164,469	113,242
Other assets, non-current	13,573	13,146

Total assets	$966,762	$1,045,198

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,022	$15,487
Deferred compensation and commissions	55,387	114,685
Income tax payable	2,848	17,853
Operating lease liabilities	18,632	18,973
Accrued bonuses and other employee related expenses	30,586	49,848
Other liabilities, current	7,567	8,784

Total current liabilities	128,042	225,630
Deferred compensation and commissions	48,096	53,536
Operating lease liabilities	63,366	58,334
Other liabilities, non-current	10,088	11,394

Total liabilities	249,592	348,894

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,964,292 and 39,692,373 at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	123,767	121,844
Retained earnings	596,361	573,546
Accumulated other comprehensive income (loss)	(2,962)	910

Total stockholders’ equity	717,170	696,304

Total liabilities and stockholders’ equity	$966,762	$1,045,198

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET AND COMPREHENSIVE INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:

Real estate brokerage commissions	$354,685	$252,903	$641,594	$415,699
Financing fees	36,811	28,214	63,264	46,057
Other revenues	4,461	3,829	10,563	7,167

Total revenues	395,957	284,946	715,421	468,923

Operating expenses:
Cost of services	256,042	178,585	452,810	287,688
Selling, general and administrative	79,841	61,797	154,376	113,474
Depreciation and amortization	3,332	2,959	7,243	5,956

Total operating expenses	339,215	243,341	614,429	407,118

Operating income	56,742	41,605	100,992	61,805
Other (expense) income, net	(461)	1,370	(11)	2,414
Interest expense	(158)	(146)	(318)	(292)

Income before provision for income taxes	56,123	42,829	100,663	63,927
Provision for income taxes	13,955	11,297	25,712	17,383

Net income	$42,168	$31,532	$74,951	$46,544

Other comprehensive loss:
Marketable debt securities, available-for-sale:
Change in net unrealized gains/losses	(1,558)	146	(3,915)	(475)
Less: reclassification adjustment for net gains included in other income (expense), net	7	3	(77)	3

Net change, net of tax of $528 and $1,366 for the three and six months ended June 30, 2022, and $(51) and $164 for the three and six months ended June 30, 2021, respectively	(1,551)	149	(3,992)	(472)
Foreign currency translation gain (loss), net of tax of $0 for each of the three and six months ended June 30, 2022 and 2021, respectively	179	(217)	120	(330)

Total other comprehensive loss	(1,372)	(68)	(3,872)	(802)

Comprehensive income	$40,796	$31,464	$71,079	$45,742

Earnings per share:
Basic	$1.05	$0.79	$1.87	$1.17
Diluted	$1.04	$0.78	$1.85	$1.16
Weighted average common shares outstanding:
Basic	40,048	39,877	40,018	39,817
Diluted	40,342	40,139	40,390	40,112
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount

Balance at March 31, 2022	—	$—	39,795,399	$4	$122,782	$554,193	$(1,590)	$675,389
Net and comprehensive income (loss)	—	—	—	—	—	42,168	(1,372)	40,796
Stock-based award activity
Stock-based compensation	—	—	—	—	4,275	—	—	4,275
Shares issued pursuant to employee stock purchase plan	—	—	11,089	—	414	—	—	414
Issuance of common stock for settlement of deferred stock units	—	—	166,449	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	44,971	—	—	—	—	—
Issuance of common stock for stock settled deferred consideration	—	—	28,673	—	1,417	—	—	1,417
Issuance of common stock for unvested restricted stock awards	—	—	11,494	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(93,783)	—	(5,121)	—	—	(5,121)

Balance as of June 30, 2022	—	$—	39,964,292	$4	$123,767	$596,361	$(2,962)	$717,170

	Three Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount

Balance at Mach 31, 2021	—	$—	39,500,966	$4	$113,737	$446,088	$1,840	$561,669
Net and comprehensive income (loss)	—	—	—	—	—	31,532	(68)	31,464
Stock-based award activity
Stock-based compensation	—	—	—	—	2,662	—	—	2,662
Shares issued pursuant to employee stock purchase plan	—	—	11,635	—	369	—	—	369
Issuance of common stock for vesting of restricted stock units	—	—	34,198	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,492	—	—	—	—	—
Issuance of common stock for stock settled deferred consideration	—	—	27,481	—	1000	—	—	1,000
Shares withheld related to net share settlement of stock-based awards	—	—	(8,412)	—	(311)	—	—	(311)

Balance as of June 30, 2021	—	$—	39,578,360	$4	$117,457	$477,620	$1,772	$596,853

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount

Balance at December 31, 2021	—	$—	39,692,373	$4	$121,844	$573,546	$910	$696,304
Net and comprehensive income (loss)	—	—	—	—	—	74,951	(3,872)	71,079
Dividends	—	—	—		—	(52,136)	—	(52,136)
Stock-based award activity
Stock-based compensation	—	—	—	—	8,131	—	—	8,131
Shares issued pursuant to employee stock purchase plan	—	—	11,089	—	414	—	—	414
Issuance of common stock for settlement of deferred stock units	—	—	166,449	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	212,234	—	—	—	—	—
Issuance of common stock for stock settled deferred consideration	—	—	28,673	—	1,417	—	—	1,417
Issuance of common stock for unvested restricted stock awards	—	—	11,494	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(158,020)	—	(8,039)	—	—	(8,039)

Balance as of June 30, 2022	—	$—	39,964,292	$4	$123,767	$596,361	$(2,962)	$717,170

	Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	39,401,976	$4	$113,182	$431,076	$2,574	$546,836
Net and comprehensive income (loss)	—	—	—	—	—	46,544	(802)	45,742
Stock-based award activity
Stock-based compensation	—	—	—	—	4,950	—	—	4,950
Shares issued pursuant to employee stock purchase plan	—	—	11,635	—	369	—	—	369
Issuance of common stock for vesting of restricted stock units	—	—	183,315	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,492	—	—	—	—	—
Issuance of common stock for stock settled deferred consideration	—	—	27,481	—	1,000	—	—	1,000
Shares withheld related to net share settlement of stock-based awards	—	—	(58,539)	—	(2,044)	—	—	(2,044)

Balance as of June 30, 2021	—	$—	39,578,360	$4	$117,457	$477,620	$1,772	$596,853

See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months E nded June 30,
	2022	2021
Cash flows from operating activities
Net income	$74,951	$46,544
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,243	5,956
Noncash lease expense	11,944	11,850
Credit loss recovery	(28)	(137)
Stock-based compensation	8,131	4,950
Deferred taxes, net	(130)	780
Unrealized foreign exchange losses (gains)	403	(560)
Net realized gains on marketable debt securities, available-for-sale	(96)	(10)
Other non-cash items	(22)	196
Changes in operating assets and liabilities:
Commissions receivable	2,922	(4,781)
Prepaid expenses	3,177	(239)
Advances and loans	(48,539)	(7,086)
Other assets	(2,818)	(2,138)
Accounts payable and accrued expenses	(2,684)	4,988
Income tax receivable/payable	(15,005)	(1,345)
Accrued bonuses and other employee related expenses	(19,260)	3,005
Deferred compensation and commissions	(61,047)	(15,968)
Operating lease liabilities	(9,759)	(10,557)
Other liabilities	(1,223)	(1,982)

Net cash (used in) provided by operating activities	(51,840)	33,466
Cash flows from investing activities
Acquisition of businesses, net of cash received	(12,500)	229
Purchases of marketable debt securities, available-for-sale	(174,259)	(199,513)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	135,206	159,968
Issuances of employee notes receivable	(71)	(40)
Payments received on employee notes receivable	71	276
Purchase of property and equipment	(5,022)	(2,770)

Net cash used in investing activities	(56,575)	(41,850)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(8,039)	(2,044)
Proceeds from issuance of shares pursuant to employee stock purchase plan	414	369
Dividends paid	(50,082)	—
Principal payments on stock appreciation rights liability	(1,761)	(1,481)
Principal payments on deferred and contingent consideration	(2,431)	(1,302)

Net cash used in financing activities	(61,899)	(4,458)

Effect of currency exchange rate changes on cash and cash equivalents	(175)	104

Net decrease in cash and cash equivalents	(170,489)	(12,738)
Cash and cash equivalents at beginning of period	382,140	243,152

Cash and cash equivalents at end of period	$211,651	$230,414

Supplemental cash flow disclosures:
Interest paid during the period	$514	$714
Income taxes paid, net	$40,046	$17,897

Supplemental disclosures of noncash investing and financing activities:
Unpaid purchases of property and equipment	$1,196	$250
Right-of-use assets obtained in exchange for operating lease liabilities	$15,169	$14,254
Issuance of stock for the settlement of deferred consideration	$1,417	$1,000
Measurement period adjustment of acquisition related contingent consideration	$—	$(100)
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business, Basis of Presentation and Recent Accounting Pronouncements
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research
and advisory services. As of June 30, 2022, MMI operates 82 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
10-Q
and
Article 10-01
of
Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2021 included in the Company’s Annual Report on Form
10-K
filed on March 1, 2022 with the SEC. The results of the three months and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, for other interim periods or for future years.
The Company reclassified certain items within accounts payable and accrued expenses to other liabilities, current in the December 31, 2021 condensed consolidated balance sheet to conform with current period presentation.
Considerations Related to the
COVID-19
Pandemic
The Company may continue to experience operational and financial impacts due to the ongoing
COVID-19
pandemic and actual results may differ from the Company’s current estimates and historical trends because of that uncertainty.
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, investments in marketable debt securities, available-for-sale,
security deposits and commissions receivable, net. Cash and cash equivalents are placed with high-credit quality financial institutions and invested in high-credit quality money market funds and commercial paper. Concentrations and ratings of marketable debt securities, available-for-sale
are limited by the approved investment policy.
To reduce its credit risk, the Company monitors the credit standing of the financial institutions money market funds that represent amounts recorded as cash and cash equivalents. The Company historically has not experienced any significant losses related to cash and cash equivalents.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2021, the Company entered into a Strategic Alliance (“Strategic Alliance”) with M&T Realty Capital Corporation (“MTRCC”) pursuant to which the Company has agreed to provide loan opportunities that may be funded through MTRCC’s Delegated Underwriting and Servicing Agreement (“DUS Agreement”) with the Federal National Mortgage Association (“Fannie Mae”) and which requires MTRCC to guarantee a portion of each loan funded. On a loan-by-loan
basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC though the DUS Agreement. The Company manages and limits the concentration of risk related to the guarantees assumed by monitoring the underlying property type, geographic location, credit of the borrowers, underlying debt service coverage, and loan to value ratios.
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and six months ended June 30, 2022 and 2021, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During
both
the three and six months ended June 30, 2022, the Company’s Canadian operations represented 2.2% of total revenues. During the three and six months ended June 30, 2021, the Company’s Canadian operations represented approximately 2.4% and 2.2% of total revenues, respectively.
During each of the three and six months ended June 30, 2022 and 2021, no office represented 10% or more of total revenues.
Revenue Recognition
The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell interests in commercial properties and generates financing fees from securing financing on purchase transactions, from refinancing its clients’ existing mortgage debt and other ancillary fees associated with financing activities, including, but not limited to, mortgage servicing, debt and equity advisory services, loan sales, due diligence services, guarantee fees, loan performance fees and other consulting. The Company’s contracts, except as noted below, do not contain multiple-element arrangements, variable consideration, financing components, significant noncash consideration, licenses, long-term contracts with customers or other items affecting the transaction price.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
2020-04”).
ASU
2020-04
provides temporary optional exceptions to the guidance in U.S. GAAP on contract modifications to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). ASU
2020-04
is effective for all entities upon issuance and may be applied prospectively to contract modifications through December 31, 2022. The guidance applies to the Company’s Credit Agreement (see Note 12 – “Commitments and Contingencies”), which references LIBOR, and will generally allow it to account for and present a modification as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. As of June 30, 2022, the Company has not drawn funds from the credit facility. The Company evaluated this new standard and determined that ASU
2020-04
will have no impact on its condensed consolidated financial statements.

2.	Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Computer software and hardware equipment	$38,204	$33,819
Furniture, fixtures and equipment	25,613	24,511
Less: accumulated depreciation and amortization	(38,479)	(35,138)

	$25,338	$23,192

Depreciation expense for property and equipment wa
s $1.8 million for each of the three months ended June 30, 2022 and 2021, and $3.7 million and $3.6 million for the six months ended June 30, 2022 and 2021, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Investments in Marketable Debt Securities, Available for Sale
Amortized cost, allowance for credit losses, gross unrealized gains/losses in accumulated other comprehensive income (loss) and fair value of marketable debt securities, available-for-sale,
by type of security consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:

U.S. treasuries	$123,715	$—	$—	$(1,233)	$122,482
Corporate debt	129,913	—	—	(206)	129,707
Asset-backed securities (“ABS”) and other	859	—	1	(9)	851

	$254,487	$—	$1	$(1,448)	$253,040

Long-term investments:
U.S. treasuries	$40,827	$—	$—	$(619)	$40,208
U.S. government sponsored entities	646	—	—	(42)	604
Corporate debt	31,956	—	1	(2,100)	29,857
ABS and other	7,338	—	3	(422)	6,919

	$80,767	$—	$4	$(3,183)	$77,588

	December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$35,767	$—	$—	$(34)	$35,733
Corporate debt	148,148	—	22	(35)	148,135

	$183,915	$—	$22	$(69)	$183,868

Long-term investments:
U.S. treasuries	$70,902	$—	$128	$(263)	$70,767
U.S. government sponsored entities	726	—	22	(3)	745
Corporate debt	33,197	—	962	(146)	34,013
ABS and other	7,033	—	82	(30)	7,085

	$111,858	$—	$1,194	$(442)	$112,610

The Company’s investments in marketable debt securities,
available-for-sale,
that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	June 30, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$162,281	$(1,852)	$—	$—	$162,281	$(1,852)
U.S. government sponsored entities	506	(27)	96	(16)	602	(43)
Corporate debt	157,965	(2,225)	592	(80)	158,557	(2,305)
ABS and other	6,342	(431)	—	—	6,342	(431)

	$327,094	$(4,535)	$688	$(96)	$327,782	$(4,631)

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

U.S. treasuries	$103,019	$(297)	$—	$—	$103,019	$(297)
U.S. government sponsored entities	115	(3)	—	—	115	(3)
Corporate debt	115,908	(173)	146	(8)	116,054	(181)
ABS and other	2,915	(30)	—	—	2,915	(30)

	$221,957	$(503)	$146	$(8)	$222,103	$(511)

Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale,
consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Gross realized gains (1)	$1	$9	$114	$10

Gross realized losses (1)	$(17)	$—	$(17)	$—

(1)
Recorded in other income (expense), net in the condensed consolidated statements of net and comprehensive income. The cost basis of securities sold were determined based on the specific identification method.

The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of June 30, 2022, the portfolio had an average credit rating of AA+ and a weighted term to contractual maturity of 1.3 years, with 216 securities in the portfolio representing an unrealized aggregate loss of $4.6 million or 1% of amortized cost, and a weighted average credit rating of AA+.
As of June 30, 2022, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale,
by contractual maturity consisted of the following (in thousands, except weighted average data):

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$254,487	$253,040	$183,915	$183,868
Due after one year through five years	64,064	62,267	96,035	96,257
Due after five years through ten years	11,588	10,546	11,129	11,601
Due after ten years	5,115	4,775	4,694	4,752

	$335,254	$330,628	$295,773	$296,478

Weighted average contractual maturity		1.3 years		1.5 years
Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Acquisitions, Goodwill and Other Intangible Assets
During the six months ended June 30, 2022, the Company expanded its network of financing professionals and provided further diversification to its financing services.
The Company completed an acquisition of a business that was accounted for as a business combination, and the results have been included in the condensed consolidated financial statements beginning on the acquisition date. Terms of the acquisition principally included cash paid at closing.
The goodwill recorded as part of the Company’s acquisitions primarily arose from the acquired assembled workforce and brokerage and financing sales platforms. The Company expects all of the goodwill to be tax deductible, with the tax-deductible
amount of goodwill related to the contingent and deferred consideration to be determined once the cash payments are made to settle any contingent and deferred consideration. The goodwill resulting from acquisitions is allocated to the Company’s one reporting unit.
Goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$38,101	$—	$38,101	$34,071	$—	$34,071
Intangible assets (1)	32,444	(12,282)	20,162	23,974	(9,940)	14,034

	$70,545	$(12,282)	$58,263	$58,045	$(9,940)	$48,105

(1)	Total weighted average amortization period was 4.9 years and 4.4 years as of June 30, 2022 and December 31, 2021, respectively.
The Company recorded amortization expense for intangible asset
s

o
f
$1.1 million and $1.0
million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $2.1 million for the six months ended June 30, 2022 and 2021, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$34,071	$33,375
Additions from acquisitions (1)	4,030	696
Impairment losses	—	—

Ending balance	$38,101	$34,071

(1)	The 2021 addition represents a measurement period adjustment for an acquisition made in 2020.
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

June 30, 2022
Remainder of 2022	$2,341
2023	4,617
2024	4,101
2025	3,881
2026	2,156
Thereafter	3,066

$20,162

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
As of June 30, 2022, the Company considered the impact of the continuing
COVID-19
pandemic and geopolitical unrest and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of June 30, 2022, there was no impairment of its intangible assets or goodwill.

5.	Selected Balance Sheet Data
Allowances on Advances and Loans, and Commissions Receivable
Allowance for credit losses for advances and loans and commissions receivable as of June 30, 2022 and December 31, 2021 was $1,110,000 and $794,000, respectively.
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

Mortgage servicing rights (“MSRs”), net of amortization	$—	$—	$—	$1,855
Security deposits	—	—	1,681	1,395
Employee notes receivable	16	40	—	—
Securities, held-to-maturity (1)	—	—	9,500	9,500
Customer trust accounts and other	5,864	5,230	2,392	396

	$5,880	$5,270	$13,573	$13,146

(1)	Securities, held-to-maturity, are expected to mature on September 1, 2024 and accrue interest based on the 1-year treasury rate.
MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	Six Months Ended June 30,
	2022	2021

Beginning balance	$1,855	$1,897
Additions	—	366
Amortization	(1,275)	(270)
Reclassification to assets held for sale	(280)	—
Loss on sale	(300)	—

Ending balance	$—	$1,993

In the six months ended June 30, 2022, the Company received cancellation notices on certain servicing contracts. Amortization of those contracts was adjusted to reflect the cancellations. In June 2022, the Company determined to discontinue its servicing activities and signed an agreement to sell the remaining servicing rights. The sale closed on July 21, 2022. The Company recorded a loss on the sale of the remaining rights in the second quarter 2022 and has reclassified the remaining carrying value of the MSRs to assets held for sale. The loss on sale has been recorded within selling, general and administrative expenses within the condensed consolidated statements of net and comprehensive income.
The portfolio of loans serviced by the Company aggregated $1.7 billion for the period ended December 31, 2021.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

Stock appreciation rights (“SARs”) liability (1)	$2,323	$2,241	$12,866	$14,918
Commissions payable to investment sales and financing professionals	52,316	110,769	28,813	31,697
Deferred compensation liability (1)	622	1,080	6,417	6,921
Other	126	595	—	—

	$55,387	$114,685	$48,096	$53,536

(1)
The SARs and deferred compensation liabilities become subject to payout at the time the participant is no longer considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to participants within the next twelve months have been classified as current.

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
,
at a rate based on the
10-year
treasury note, plus 2%. The rate resets annually. The rates at January 1, 2022 and 2021 were 3.63% and 2.93%, respectively. MMI recorded interest expense related to this liability of $136,000 and $122,000 for the three months ended June 30, 2022 and 2021, respectively
,
and $271,000 and $244,000 for the six months ended June 30, 2022 and 2021, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During each of the six months ended June 30, 2022 and 2021, the Company made total payments of $2.2 million, consisting of principal and accumulated interest.
Commissions Payable
Certain investment sales and financing professionals can earn additional commissions after meeting certain annual revenue thresholds. These commissions are recognized as cost of services in the period in which they are earned as they relate to specific transactions closed. The Company may defer payment of certain commissions, at its election, for up to three years
.
Commissions that are not expected to be paid within twelve months are classified as long-term.
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a
non-qualified
deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service
payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110%
of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service
payout have been classified as current. During the six months ended June 30, 2022 and 2021, the Company made total payments to participants o
f $625,000 and $815,000, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Decrease) increase in the carrying value of the assets held in the rabbi trust (1)	$(1,259)	$657	$(1,784)	$990

Decrease (increase) in the net carrying value of the deferred compensation obligation (2)	$1,259	$(503)	$1,791	$(763)

(1)	Recorded in other (expense) income, net in the condensed consolidated statements of net and comprehensive income.
(2)	Recorded in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

Deferred consideration	$2,863	$5,112	$3,300	$4,689
Contingent consideration	2,466	2,681	5,313	6,631
Dividends payable	612	—	1,443	—
Other	1,626	991	32	74

	$7,567	$8,784	$10,088	$11,394

6.	Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. Under the TSA, the Company incurred net costs (charge-back) during the six months ended June 30, 2022 and 2021 of
(
$18,000
)
and ($4,000), respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended June 30, 2022 and 2021, the Company earned real estate brokerage commissions and financing fees of $912,000 and $337,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $547,000 and $203,000, respectively, related to these revenues. For the six months ended June 30, 2022 and 2021, the Company earned real estate brokerage commissions and financing fees of $2,510,000 and $794,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $1,501,000 and $477,000, respectively, related to these revenues.
Operating Lease with MMC
The Company extended its operating lease with MMC for a single-story office building located in Palo Alto, California, which now
expires in May of 2032. The related operating lease cost was $320,000 and $332,000 for the three months ended June 30, 2022 and 2021, respectively, and $653,000 and $665,000 for the six months ended June 30, 2022 and 2021, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net and comprehensive income.
Accounts Payable and Accrued Expenses with MMC
As of June 30, 2022 and December 31, 2021, the Company owed MMC
 $11,000 and $93,000,
respectively. These amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other
The Company makes advances to
non-executive
employees from
time-to-time.
At June 30, 2022 and December 31, 2021, the aggregate principal amount for employee notes receivable was $16,000 and $40,000, respectively, which is included in other assets (current and non-current)
in the accompanying condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data” for additional information.
As of June 30, 2022, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 38% o
f
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
Assets recorded at fair value are measured and classified in accordance with a fair value hierarchy consisting of the three “levels” based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:

•	Level 1 : Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2 : Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

•
Level 3
: Unobservable inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Management estimates include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	June 30, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:

Assets held in rabbi trust	$9,587	$—	$9,587	$—	$11,508	$—	$11,508	$—

Cash equivalents (1) :
Commercial paper	$35,932	$—	$35,932	$—	$8,948	$—	$8,948	$—
Money market funds	80,910	80,910	—	—	210,985	210,985	—	—

	$116,842	$80,910	$35,932	$—	$219,933	$210,985	$8,948	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$122,482	$122,482	$—	$—	$35,733	$35,733	$—	$—
Corporate debt	129,707	—	129,707	—	—	—	—	—
ABS and other	851	—	851	—	148,135	—	148,135	—

	$253,040	$122,482	$130,558	$—	$183,868	$35,733	$148,135	$—

Long-term investments:
U.S. treasuries	$40,208	$40,208	$—	$—	$70,767	$70,767	$—	$—
U.S. government sponsored entities	604	—	604	—	745	—	745	—
Corporate debt	29,857	—	29,857	—	34,013	—	34,013	—
ABS and other	6,919	—	6,919	—	7,085	—	7,085	—

	$77,588	$40,208	$37,380	$—	$112,610	$70,767	$41,843	$—

Liabilities:

Contingent consideration	$7,779	$—	$—	$7,779	$9,312	$—	$—	$9,312

Deferred consideration	$6,163	$—	$6,163	$—	$9,801	$—	$9,801	$—

Deferred compensation liability	$7,039	$7,039	$—	$—	$8,001	$8,001	$—	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
There
 were
no
transfers in or out of Level
3
during the
three
months ended June
30
,
2022
and
2021
.
During the six months ended June 30, 2022, the Company considered current and future interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of June 30, 2022 and December 31, 2021, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $23.8 million and $28.6 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to five-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning balance	$9,312	$5,572
Contingent consideration in connection with acquisitions	—	(100)
Change in fair value of contingent consideration	(493)	1,345
Payments of contingent consideration	(1,040)	—

Ending balance	$7,779	$6,817

Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at June 30, 2022	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$7,779	Discounted cash flow	Expected life of cash flows	0.9-5.3 years (3.0 years)
			Discount rate	5.8%-6.3% (6.0%)
			Probability of achievement	0.0%-100.0% (98.1%)

	Fair Value at December 31, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average) (1)
Contingent consideration	$9,312	Discounted cash flow	Expected life of cash flows	1.4-5.8 years (3.4 years)
			Discount rate	2.2%-3.5% (2.9%)
			Probability of achievement	29.0%-100.0% ( 95.2%)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
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
MSRs are recorded at fair value upon acquisition of a servicing contract. The Company has elected the amortization method for the subsequent measurement of MSRs. MSRs are carried at the lower of amortized cost or fair value. MSRs are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The estimated fair value of the Company’s MSRs were developed using a discounted cash flow model that calculates the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Management uses assumptions in the determination of fair value for MSRs after considering default, severity, prepayment and discount rates related to the specific types and underlying collateral of the various serviced loans, interest rates, refinance rates, and current government and private sector responses on the economic impact of the
COVID-19
pandemic. In June 2022, the Company determined to discontinue its servicing activities and signed an agreement to sell the remaining servicing rights. The sale closed on July 21, 2022. See Note 5 – “Selected Balance Sheet Data” for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity
Common Stock
As of June 30, 2022 and December 31, 2021, there were 39,964,292 and 39,692,373 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested restricted stock awards (“RSAs”) issued to non-employee
directors, respectively. See Note 11 – “Earnings per Share” for additional information.
On February 16, 2022, The Board of Directors declared a semi-annual regular dividend of $0.25 per share and a special dividend of $1.00 per share, payable on April 4, 2022, to stockholders of record at the close of business on March 8, 2022. The Company accrued a dividend payable of $52.1 million, including dividend equivalents aggregating $2.5 million to be paid upon vesting for unvested restricted stock and deferred stock units granted under the 2013 Omnibus Equity Incentive Plan.
During
the six months ended June 30, 2022, the Company paid $50.1
million in dividends and dividend equivalents to outstanding shareholders. As of June 30, 2022, accrued dividend equivalents related to unvested RSUs aggregated t
o $2.0
million and are recorded in other liabilities, current and other liabilities, non-current
in the condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
Amounts reclassified from accumulated other comprehensive income (loss) are included as a component of other (expense) income, net or selling, general and administrative expense, as applicable, in the condensed consolidated statements of net and comprehensive income. The reclassifications were determined on a specific identification basis.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.

9.	Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the
B
oard of
D
irectors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee
directors receive annual grants under a director compensation policy. The compensation committee of the Company’s board of directors has the option to grant dividend equivalents to unvested grants. Any dividend equivalents granted to unvested awards are paid to the participant at the time the related grants vest. As of June 30, 2022, there were 3,990,582 shares available for future grants under the 2013 Plan.
On February 16, 2022, the Board of Directors declared a semi-annual regular dividend of $0.25 per share and a special dividend of $1.00 per share payable on April 4, 2022, to stockholders of record at the close of business on March 8, 2022. The Compensation Committee granted dividend equivalents to all unvested grants as of the record date.
The Company accrued dividend equivalents on unvested grants outstanding as of th
e record date
of
$2.5 million.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to
non-employee
directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year
period from the date of grant, subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are canceled upon termination as a service provider. As of June 30, 2022, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2022,
225,557
shares of RSUs vested and
79,405
shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2021 (1)	980,936	$36.58
Granted	848,629	47.16
Vested	(225,557)	36.44
Forfeited/canceled	(14,050)	36.79

Nonvested shares at June 30, 2022 (1)	1,589,958	$42.45

Unrecognized stock-based compensation expense as of June 30, 2022	$60,111

Unrecognized compensation expense is expected to be recognized over a weighted-average period (years) of approximately	4.03

Weighted average remaining vesting period (years) as of June 30, 2022	4.03

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
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
offering period.
The ESPP initially had 366,667 shares of common stock reserved, and 145,636 shares of common stock remain available for issuance as of June 30, 2022. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the
B
oard of
D
irectors. Pursuant to the provisions of the ESPP, the
B
oard of
D
irectors has determined to not provide for any annual increases to date. At June 30, 2022, total unrecognized compensation cost related to the ESPP was $98,000 and is expected to be recognized over a weighted average period of 0.38 years.

SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of
March 31, 2013
, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of deferred stock units (“DSUs”), which were fully vested upon receipt and will be settled in actual stock at a rate of

% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years
from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of
67
,
100
% of the DSUs will be settled. During the six months ended June 30, 2022,
166,449
DSUs were settled, and
78,615
shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the DSUs on the settlement date. As of June 30, 2022,
114,744
shares of fully vested DSUs remained to be settled in 2022.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net and comprehensive income and consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
ESPP	$29	$24	$85	$74
RSUs and RSAs	4,246	2,638	8,046	4,876

	$4,275	$2,662	$8,131	$4,950

10.	Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2022 was 24.9% and 25.5%, respectively, compared to 26.4% and 27.2% respectively, for the three and six months ended June 30, 2021. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any.
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$11,786	21.0%	$8,994	21.0%	$21,139	21.0%	$13,425	21.0%
State income tax expense, net of federal benefit	2,389	4.3%	1,999	4.7%	4,422	4.4%	3,046	4.8%
(Windfall) shortfall tax benefits, net related to stock-based compensation	(1,758)	(3.1)%	(52)	(0.1)%	(2,064)	(2.1)%	(79)	(0.1)%
Change in valuation allowance	23	0.0%	17	0.0%	(81)	(0.1)%	188	0.3%
Permanent and other items (1)	1,515	2.7%	339	0.8%	2,296	2.3%	803	1.2%

	$13,955	24.9%	$11,297	26.4%	$25,712	25.5%	$17,383	27.2%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits and meals and entertainment.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	Earnings per Share
Basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator (Basic and Diluted):
Net income	$42,168	$31,532	$74,951	$46,544
Change in value for stock settled consideration	(24)	(42)	(38)	10

Adjusted net income	$42,144	$31,490	$74,913	$46,554

Denominator:
Basic
Weighted average common shares issued and outstanding	39,936	39,549	39,829	39,491
Deduct: Unvested RSAs (1)	(12)	(14)	(13)	(16)
Add: Fully vested DSUs (2)	124	342	202	342

Weighted average common shares outstanding	40,048	39,877	40,018	39,817

Basic earnings per common share	$1.05	$0.79	$1.87	$1.17

Diluted
Weighted average common shares outstanding from above	40,048	39,877	40,018	39,817
Add: Dilutive effect of RSUs, RSAs & ESPP	213	149	291	182
Add: Contingently issuable shares (3)	81	113	81	113

Weighted average common shares outstanding	40,342	40,139	40,390	40,112

Diluted earnings per common share	$1.04	$0.78	$1.85	$1.16

Antidilutive shares excluded from diluted earnings per common share (4)	843	48	843	275

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
Credit Agreement
On June 18, 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”). On May 31, 2022 the Company executed an amended and restated Credit Agreement (the “First Amended and Restated Credit Agreement”) to extend the maturity date of the Credit Agreement on substantially the same terms and conditions as the original credit facility. The First Amended and Restated Credit Agreement provides for a $60.0
million principal amount senior secured revolving credit facility that is guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which was scheduled to mature on August 1, 2022. Prior to the maturity date, the Company entered into the Second Amended and Restated Credit Agreement principally on the same terms, to further extend the maturity date to June 1, 2025. Refer to Note 13 – “
Subsequent Events”
for additional information.
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full.
Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at June 30, 2022. Borrowings under the Credit Facility will bear interest at the Daily Simple SOFR rate plus a spread of between 1.00% to 1.25% depending on the Company’s total funded debt to EBITDA as defined in the Credit Agreement. In connection with the amendments of the Credit Agreement, the Company paid bank fees and other expenses,

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

which

are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up t
o 0.1%
per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net and comprehensive income and wa
s $22,000 and $20,000 for the three months ended June 30, 2022 and 2021, respectively and $47,000 and $44,000, respectively, during the six months ended June 30, 2022 and 2021. As of June 30, 2022, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of June 30, 2022, the Company was in compliance with all financial and non-financial
covenants and has not experienced any limitation in its operations as a result of the covenants.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae and which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis,
the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of June 30, 2022, the Company has agreed to a maximum aggregate guarantee obligation of $25.4 million relating to loans with an unpaid balance of $152.6 million. The maximum guarantee obligation is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of June 30, 2022 aggregated to $20.9 million.

13.	Subsequent Events
On August 2, 2022, the Board of Directors declared a semi-annual regular dividend o
f $0.25
per share, or approximately $10.4 million, payable on October 6, 2022 to stockholders of record at the close of business on September 15, 2022. Any and all future dividends are subject to review and approval by the Board of Directors.
In addition, the Board of Directors authorized and approved a stock repurchase program (“Repurchase Program”) authorizing up to
 $70
million in stock repurchases. The stock repurchase program has not yet commenced, does not obligate us to repurchase any dollar amount or number of shares, and our Board of Directors may modify, suspend, or discontinue authorization of the Repurchase Program at any time.
On July 28, 2022, the Company entered into the Second Amended and Restated Credit Agreement, which provides for a three-year extension of its Credit Facility with Wells Fargo Bank, National Association on principally the same terms and conditions as the extension signed in May 2022. The new agreement matures on June 1, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to any continuing impact of the
COVID-19
pandemic, further interest rate changes and rising inflation. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form
10-Q
and in conjunction with our Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the SEC on March 1, 2022, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of June 30, 2022, we had 1,901 investment sales and financing professionals that are primarily exclusive independent contractors operating in 82 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three and six months ended June 30, 2022, we closed 3,636 and 6,540 investment sales, financing and other transactions with total sales volume of approximately $26.4 billion and $47.4 billion, respectively. During the year ended December 31, 2021, we closed 13,255 investment sales, financing and other transactions with total sales volume of approximately $84.4 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing equity advisory services, loan sales, loan guarantees and consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended June 30, 2022, and the year ended December 31, 2021, approximately 90% of our revenues were generated from real estate brokerage commissions, 9% from financing fees and 1% from other real estate related services.
We divide commercial real estate into four major market segments, characterized by price:

•	Properties priced less than $1 million;

•	Private client market: properties priced from $1 million to up to but less than $10 million;

•	Middle market: properties priced from $10 million to up to but less than $20 million; and

•	Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the
$1-$10 million
private client market segment, which contributed approximately 59% and 63% of our real estate brokerage commissions during the three months ended June 30, 2022 and 2021, respectively, and approximately 58% and 63% of our real estate brokerage commissions during the six months ended June 30, 2022 and 2021, respectively. The following table sets forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended June 30,
	2022			2021			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	279	$168	$6,672	297	$200	$7,618	(18)	$(32)	$(946)
Private Client Market ($1 – <$10 million)	2,021	7,348	209,868	1,767	5,675	158,136	254	1,673	51,732
Middle Market ($10 – <$20 million)	209	2,819	56,456	156	2,134	41,745	53	685	14,711
Larger Transaction Market (≥$20 million)	176	9,533	81,689	110	5,551	45,404	66	3,982	36,285

	2,685	$19,868	$354,685	2,330	$13,560	$252,903	355	$6,308	$101,782

	Six Months Ended June 30,
	2022			2021			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	485	$296	$12,459	524	$349	$13,756	(39)	$(53)	$(1,297)
Private Client Market ($1 – <$10 million)	3,627	13,044	370,899	2,967	9,343	263,559	660	3,701	107,340
Middle Market ($10 – <$20 million)	393	5,322	103,216	234	3,201	62,346	159	2,121	40,870
Larger Transaction Market (≥$20 million)	317	18,411	155,020	193	9,531	76,038	124	8,880	78,982

	4,822	$37,073	$641,594	3,918	$22,424	$415,699	904	$14,649	$225,895

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
Following last year’s 5.7% increase in GDP, the U.S. economy has displayed a variety of mixed signals in the first half of 2022. Underlying inflation drivers including supply chain disruptions, oil and gas price surges and rapidly shifting inventory levels have aligned with financial market turbulence and weakening consumer confidence to weigh on investor sentiment. At the same time, positive economic indicators including the addition of more than 2.7 million jobs in the first six months of the year, near-record-low
unemployment and underemployment rates and a 5.5% gain in core retail sales through just the first half of the year all suggest the economy remains sound. These mixed messages will likely empower the Federal Reserve to continue the inflation-battling monetary policies they initiated in late 2021. The Federal Reserve has signaled an acceleration of their quantitative tightening program is forthcoming as they double the pace of their balance sheet drawdown. They have also signaled steady increases of the Federal Funds rate through the remainder of 2022, which many believe will lift the overnight rate by a total of 300 to 400 basis points in 2022. The Federal Reserve’s actions are placing upward pressure on the cost of debt financing, adding to the complexity of investor underwriting and acquisition strategies. The unique blend of economic crosscurrents in 2022 has created additional choppiness in the commercial real estate market, causing each property type and geographic region to operate in a unique micro-climate significantly influenced by both national and local economic forces.
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
The economic choppiness translated to mixed results for commercial real estate space demand. Occupied multifamily housing units tapered, giving back some of the first quarter gains that had driven the national vacancy rate to a record low. Office space demand remained positive for a fifth consecutive quarter, but absorption fell short of construction completions resulting in a modest vacancy gain. Retail space demand sustained momentum, delivering a seventh consecutive quarter of positive absorption and a quarterly vacancy rate decline. Industrial vacancy rates also declined, pushing deeper into record territory with a 3.6% vacancy rate. The hotel sector also achieved growth, with occupancy rates surpassing 70% in June, nearly back to 2019 levels, supporting record-high average daily rates. These performance metrics reiterate the highly localized, property-specific trends in the commercial real estate sector that are challenging real estate investors to closely assess each market and each asset. Financial market turbulence, economic crosscurrents and rising interest rates have the potential to create additional hurdles for investors in the second half of 2022.

Capital Markets
Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt, and as a result, credit and liquidity impact transaction activity and prices. Changes in interest rates, as well as steady and protracted movements of interest rates in one direction, whether increasing or decreasing, could adversely or positively affect the operations and income potential of commercial real estate properties, as well as lender and equity underwriting for real estate investments. These changes generally influence investor demand for commercial real estate investments.
In their effort to battle inflation, the Federal Reserve has aggressively increased the overnight rate, placing upward pressure on the broader interest rate climate. However, it appears some of these efforts have been offset by financial market volatility as an increasing amount of capital has moved toward safer investments including long-term bonds. As a result, short-term interest rates have risen faster than long-term rates, keeping debt financing comparatively stable. Long-term rates may begin to rise in September when the Federal Reserve is scheduled to accelerate its quantitative tightening program. Both equity and debt capital remain very liquid, supporting an active commercial real estate transaction market. However, we believe that if interest rates increase significantly in a short period of time, they could restrain transaction activity as the higher cost of capital widens the expectation gap between buyers and sellers. Lenders have remained active in both the placement and pricing of capital, but caution has risen over the last quarter. Based on Federal Reserve Chairman Powell comments, many believe the Federal Reserve’s overnight rate could be lifted by a total of 300 to 400 basis points in 2022. While many investors believe the Federal Reserve rate increases will translate to higher commercial real estate mortgage costs, other factors could come into play. Federal Reserve action and long-term interest rates tend to not have a one-to-one
movement relationship and can even move contrary to each other on occasion. Should there be a significant financial market or geopolitical disruption, an investor flight to safety could act as a meaningful counterbalance to upward pressure from the benchmark rate.
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
Commercial real estate sales dollar volume set a record high in 2021, and the momentum largely carried into the first half of 2022. However, rising interest rates have begun to modestly restrain transaction flow moving the market back toward traditional levels. Assets trading at historically high prices in the most sought-after markets have in many cases generated fewer bids than last year while properties offering higher yields in slower growth metros have largely sustained momentum thus far. The rising cost of debt capital, perceptions of rising recession risk and the tempering of occupancy gains and rent growth relative to 2021 have led investors to more carefully calibrate their underwriting assumptions. In some cases, this has widened the buyer/seller expectation gap, in turn moderating investment activity. Industrial and apartment properties have remained in high demand, with hotels, self-storage and necessity-based retail centers also attracting investor attention. Interest in office properties and seniors housing has remained softer by historical standards as investors continue to consider the impact of
COVID-19
and work-from-home business models. Looking forward, elevated inflation and stock market volatility could bolster interest in commercial real estate investments as many believe the sector offers increased inflation resistance and stability. This may at least partially offset the headwind posed by rising interest rates.
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
Real Estate Brokerage Commissions
We earn real estate brokerage commissions by acting as a broker for commercial real estate owners seeking to sell or investors seeking to buy properties. Revenues from real estate brokerage commissions are recognized at the close of escrow.
Financing Fees
We earn financing fees by securing financing on purchase transactions or by securing refinancing of our clients’ existing mortgage debt. We recognize financing fee revenues at the time the loan closes, and we have no remaining significant obligations in connection with the transaction.
To a lesser extent, we also earn fees on loan performance, equity advisory services, loan sales, loan guarantees and ancillary services associated with financing activities. We recognize guarantee fees over the term of the guarantee and other fees when we have no further obligations, generally upon the closing of a transaction. We previously generated mortgage servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related mortgage servicing functions, activities and services. We recognized mortgage servicing revenues upon the acquisition of a servicing obligation.
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
Cost of Services
The majority of our cost of services expense is variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, because there are some who are initially paid a salary and certain of our financing professionals are employees, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals can also earn additional commissions after meeting certain annual financial thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of one to three years, at our election, and paid at the beginning of the second, third or fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers where we are the principal service provider. Cost of services, therefore, can vary based on the commission structure of the independent contractors that closed transactions in any particular period.

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
Other (Expense) Income, Net
Other income, net primarily consists of interest income, net gains or losses on our deferred compensation plan assets, realized gains and losses on our marketable debt securities, available-for-sale,
foreign currency gains and losses and other
non-operating
income and expenses.
Interest Expense
Interest expense primarily consists of interest expense associated with the stock appreciation rights (“SARs”) liability, and our Credit Agreement.
Provision for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions in which we operate due to differing tax rates in those jurisdictions and the impact of permanent items, including compensation charges, qualified transportation fringe benefits, uncertain tax positions, meals and entertainment and tax-exempt
deferred compensation plan assets. Our provision for income taxes includes the windfall tax benefits and shortfall expenses, net, from shares issued in connection with our 2013 Plan and ESPP.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.

Results of Operations
Following is a discussion of our results of operations for the three and six months ended June 30, 2022 and 2021. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period
comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended June 30, 2022 and 2021, we closed more than 3,600 and 3,200 investment sales, financing and other transactions, respectively, with total sales volume of approximately $26.4 billion and $17.4 billion, respectively. During the six months ended June 30, 2022 and 2021, we closed more than 6,500 and 5,600 investment sales, financing and other transactions, respectively, with total sales volume of approximately $47.4 billion and $29.4 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Brokerage	2022	2021	2022	2021
Average Number of Investment Sales Professionals	1,822	1,934	1,839	1,946
Average Number of Transactions per Investment Sales Professional	1.47	1.20	2.62	2.01
Average Commission per Transaction	$132,099	$108,542	$133,056	$106,100
Average Commission Rate	1.79%	1.87%	1.73%	1.85%
Average Transaction Size (in thousands)	$7,399	$5,820	$7,688	$5,723
Total Number of Transactions	2,685	2,330	4,822	3,918
Total Sales Volume (in millions)	$19,868	$13,560	$37,073	$22,424

	Three Months Ended June 30,		Six Months Ended June 30,
Financing (1)	2022	2021	2022	2021
Average Number of Financing Professionals	87	85	86	86
Average Number of Transactions per Financing Professional	8.01	8.05	14.15	13.70
Average Fee per Transaction	$44,985	$34,783	$44,198	$32,972
Average Fee Rate	0.70%	0.82%	0.75%	0.86%
Average Transaction Size (in thousands)	$6,453	$4,228	$5,882	$3,824
Total Number of Transactions	697	684	1,217	1,178
Total Financing Volume (in millions)	$4,498	$2,892	$7,158	$4,504

(1)	Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended June 30, 2022 and 2021
Below are key operating results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 (dollars in thousands):

	Three Months Ended June 30, 2022	Percentage of Revenue	Three Months Ended June 30, 2021	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$354,685	89.6%	$252,903	88.8%	$101,782	40.2%
Financing fees	36,811	9.3	28,214	9.9	8,597	30.5%
Other revenues	4,461	1.1	3,829	1.3	632	16.5%

Total revenues	395,957	100.0	284,946	100.0	111,011	39.0%

Operating expenses:
Cost of services	256,042	64.7	178,585	62.7	77,457	43.4%
Selling, general and administrative	79,841	20.2	61,797	21.7	18,044	29.2%
Depreciation and amortization	3,332	0.8	2,959	1.0	373	12.6%

Total operating expenses	339,215	85.7	243,341	85.4	95,874	39.4%

Operating income	56,742	14.3	41,605	14.6	15,137	36.4%
Other (expense) income, net	(461)	(0.1)	1,370	0.5	(1,831)	(133.6)%
Interest expense	(158)	0.0	(146)	0.0	(12)	8.2%

Income before provision for income taxes	56,123	14.2	42,829	15.1	13,294	31.0%
Provision for income taxes	13,955	3.5	11,297	4.0	2,658	23.5%

Net income	$42,168	10.6%	$31,532	11.1%	$10,636	33.7%

Adjusted EBITDA (1)	$62,909	15.9%	$48,110	16.9%	$14,799	30.8%

(1)
Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see
“Non-GAAP
Financial Measure.”

Revenues
Our total revenues were $396.0 million for the three months ended June 30, 2022 compared to $284.9 million for the same period in 2021, an increase of $111.0 million, or 39%. Total revenues increased as a result of increases in real estate brokerage commissions, financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions increased to $354.7 million for the three months ended June 30, 2022 from $252.9 million for the same period in 2021, an increase of $101.8 million, or 40.2%. The increase was primarily driven by a 46.5% increase in overall sales volume generated by a 15.2% increase in the number of investment sales transactions and a 27.1% increase in average transaction size. The revenue from the combined Middle Market and Larger Transaction Market increased 58.5% in the second quarter of 2022 as compared to the same period last year and represented 38.9% of the brokerage revenue in the second quarter of 2022 versus 34.5% of the brokerage revenue in the second quarter of 2021. The average commission rates in the second quarter of 2022 decreased by 8 basis points compared to the same period last year primarily as a result of the increase in average transaction size as larger transactions typically earn lower commission rates.
Financing fees
. Revenues from financing fees increased to $36.8 million for the three months ended June 30, 2022 from $28.2 million for the same period in 2021, an increase of $8.6 million, or 30.5%, resulting primarily from the 52.6% increase in average transaction size as the number of financing transactions remained relatively flat. The average fee rate declined by 12 basis points due to the larger size of financing transactions as larger transactions typically earn lower commission rates.
Other revenues
. Other revenues increased to $4.5 million for the three months ended June 30, 2022 from $3.8 million for the same period in 2021, an increase of $0.6 million, or 16.5%. The increase was primarily driven by increases in consulting and advisory services during the three months ended June 30, 2022, compared to the same period in 2021.

Total Operating Expenses
Our total operating expenses were $339.2 million for the three months ended June 30, 2022 compared to $243.3 million for the same period in 2021, an increase of $95.9 million, or 39.4%. The increase was due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities, selling, general and administrative costs and depreciation and amortization expense, as described below.
Cost of services.
Cost of services increased to $256.0 million for the three months ended June 30, 2022 from $178.6 million for the same period in 2021, an increase of $77.5 million, or 43.4%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 64.7% compared to 62.7% for the same period in 2021 primarily due to our senior investment sales and financing professionals who earn additional commissions after meeting certain annual financial thresholds, reaching their thresholds earlier due to the increase in sales volume.
Selling, general, and administrative expense.
Selling, general and administrative expense for the second quarter of 2022 increased to $79.8 million, from $61.8 million compared to the same period in the prior year, an increase of $18.0 million or 29.2%. The change was primarily due to increases in (i) compensation related costs, primarily driven by increases in management performance compensation due to significant year-over-year growth in operating results; (ii) business development, marketing and other support related to the long-term retention of our sales and financing professionals; and (iii) return to in-person
agent and client business events, conferences, and meetings.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $3.3 million for the three months ended June 30, 2022, from $3.0 million for the same period in 2021, an increase of $0.4 million, or 12.6%, principally related to additional amortization of intangible assets related to recent acquisitions and additional amortization of mortgage servicing rights due to the cancellation notices received on certain servicing contracts.
Other (Expense) Income, Net
Other (expense) income, net decreased to a net expense of $0.5 million for the three months ended June 30, 2022 from income of $1.4 million for the same period in 2021. The decrease was primarily driven by an unfavorable change in the value of our deferred compensation plan assets that are held in a rabbi trust and due to the $0.3 million loss on sale of the remaining mortgage servicing rights.
Interest Expense
Interest expense was comparable for the three months ended June 30, 2022 and 2021, and primarily relates to interest expense on the Company’s stock appreciation rights liability.
Provision for Income Taxes
The provision for income taxes was $14.0 million for the three months ended June 30, 2022, compared to $11.3 million for the same period in 2021, an increase of $2.7 million. The effective income tax rate for the three months ended June 30, 2022, was 24.9% compared to 26.4% for the same period in 2021. The effective income tax rate decreased primarily due to an increase in windfall tax benefits, net related to the settlement of stock-based awards, partially offset by an increase in permanent items that are not tax deductible.

Comparison of Six Months Ended June 30, 2022 and 2021
Below are key operating results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 (dollars in thousands):

	Six Months Ended June 30, 2022	Percentage of Revenue	Six Months Ended June 30, 2021	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$641,594	89.7%	$415,699	88.7%	$225,895	54.3%
Financing fees	63,264	8.8	46,057	9.8	17,207	37.4%
Other revenues	10,563	1.5	7,167	1.5	3,396	47.4%

Total revenues	715,421	100.0	468,923	100.0	246,498	52.6%

Operating expenses:
Cost of services	452,810	63.3	287,688	61.4	165,122	57.4%
Selling, general and administrative	154,376	21.6	113,474	24.2	40,902	36.0%
Depreciation and amortization	7,243	1.0	5,956	1.3	1,287	21.6%

Total operating expenses	614,429	85.9	407,118	86.9	207,311	50.9%

Operating income	100,992	14.1	61,805	13.1	39,187	63.4%
Other (expense) income, net	(11)	0.0	2,414	0.5	(2,425)	(100.5)%
Interest expense	(318)	0.0	(292)	0.0	(26)	8.9%

Income before provision for income taxes	100,663	14.1	63,927	13.6	36,736	57.5%
Provision for income taxes	25,712	3.6	17,383	3.7	8,329	47.9%

Net income	$74,951	10.5%	$46,544	9.9%	$28,407	61.0%

Adjusted EBITDA	$114,761	16.0%	$73,805	15.7%	$40,956	55.5%

Revenues
Our total revenues were $715.4 million for the six months ended June 30, 2022 compared to $468.9 million for the same period in 2021, an increase of $246.5 million, or 52.6%. Total revenues increased as a result of increases in real estate brokerage commissions, financing fees and other revenues, as described below.
Real estate brokerage commissions.
Revenues from real estate brokerage commissions increased to $641.6 million for the six months ended June 30, 2022 from $415.7 million for the same period in 2021, an increase of $225.9 million, or 54.3%. The increase was primarily driven by a 65.3% increase in overall sales volume generated by a 23.1% increase in the number of investment sales transactions and a 34.3% increase in average transaction size. The revenue from the combined Middle Market and Larger Transaction Market increased 86.6% for the six months ended June 30, 2022 as compared to the same period last year and represented 40.2% of the brokerage revenue for the six months ended June 30, 2022, versus 33.3% of the brokerage revenue for the six months ended June 30, 2021. The average commission rates in the six months ended June 30, 2022 decreased by 12 basis points compared to the same period last year, primarily as a result of the increase in average transaction size as larger transactions typically earn lower commission rates.
Financing fees
. Revenues from financing fees increased to $63.3 million for the six months ended June 30, 2022 from $46.1 million for the same period in 2021, an increase of $17.2 million, or 37.4%, resulting primarily from the 53.8% increase in average transaction size, and to a lesser extent, a 3.3% increase in the number of financing transactions. The average fee rate declined by 11 basis points as larger transactions typically earn lower commission rates.
Other revenues
. Other revenues increased to $10.6 million for the six months ended June 30, 2022 from $7.2 million for the same period in 2021, an increase of $3.4 million, or 47.4%. The increase was primarily driven by increases in consulting and advisory services during the six months ended June 30, 2022, compared to the same period in 2021.
Total Operating Expenses
Our total operating expenses were $614.4 million for the six months ended June 30, 2022 compared to $407.1 million for the same period in 2021, an increase of $207.3 million, or 50.9%. The increase was due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities, selling, general and administrative costs and depreciation and amortization expense, as described below.

Cost of services.
Cost of services increased to $452.8 million for the six months ended June 30, 2022 from $287.7 million for the same period in 2021, an increase of $165.1 million, or 57.4%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percent of total revenues increased to 63.3% compared to 61.4% for the same period in 2021 primarily due to our senior investment sales and financing professionals who earn additional commissions after meeting certain annual financial thresholds, reaching their thresholds earlier due to the increase in sales volume.
Selling, general, and administrative expense.
Selling, general and administrative expense for six months ended June 30, 2022 increased to $154.4 million from $113.5 million compared to the same period in 2021, an increase of $40.9 million, or 36.0%. The change was primarily due to increases in (i) compensation related costs, primarily driven by increases in management performance compensation due to significant year-over-year growth in operating results; (ii) business development, marketing and other support related to the long-term retention of our sales and financing professionals; and (iii) return to in-person
agent and client business events, conferences, and meetings.
Depreciation and amortization expense.
Depreciation and amortization expense increased to $7.2 million for the six months ended June 30, 2022 from $6.0 million for the same period in 2021, an increase of $1.3 million, or 21.6%, principally related to additional amortization of intangible assets related to recent acquisitions and additional amortization of mortgage servicing rights due to the cancellation notices received on certain servicing contracts.
Other (Expense) Income, Net
Other (expense) income, net decreased to a net expense of $11,000 for the six months ended June 30, 2022 from $2.4 million of income for the same period in 2021. The decrease was primarily driven by an unfavorable change in the value of our deferred compensation plan assets that are held in a rabbi trust and due to the $0.3 million loss on sale of the remaining mortgage servicing rights.
Interest Expense
Interest expense was comparable for the six months ended June 30, 2022 and 2021, and primarily relates to interest expense on the Company’s stock appreciation rights liability.
Provision for Income Taxes
The provision for income taxes was $25.7 million for the six months ended June 30, 2022, compared to $17.4 million for the same period in 2021, an increase of $8.3 million. The effective income tax rate for the six months ended June 30, 2022, was 25.5% compared to 27.2% for the same period in 2021. The effective income tax rate decreased primarily due to an increase in windfall tax benefits, net related to the settlement of stock-based awards, partially offset by an increase in permanent items that are not tax deductible.
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
Mortgage Servicing Rights (“MSR”) activity. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash
items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$42,168	$31,532	$74,951	$46,544
Adjustments:
Interest income and other (1)	(979)	(436)	(1,594)	(967)
Interest expense	158	146	318	292
Provision for income taxes	13,955	11,297	25,712	17,383
Depreciation and amortization	3,332	2,959	7,243	5,956
Stock-based compensation	4,275	2,662	8,131	4,950
Non-cash MSR activity (2)	—	(50)	—	(353)

Adjusted EBITDA	$62,909	$48,110	$114,761	$73,805

(1)	Other includes net realized gains (losses) on marketable debt securities available-for-sale.
(2)	Non-cash MSR activity includes the assumption of servicing obligations.
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
Cash Flows
Our total cash and cash equivalents balance decreased by $170.5 million to $211.6 million at June 30, 2022, compared to $382.1 million at December 31, 2021. The following table sets forth our summary cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash flows (used in) provided by operating activities	$(51,840)	$33,466
Net cash flows used in investing activities	(56,575)	(41,850)
Net cash flows used in financing activities	(61,899)	(4,458)

Effect of currency exchange rate changes on cash and cash equivalents	(175)	104

Net decrease in cash and cash equivalents	(170,489)	(12,738)
Cash and cash equivalents at beginning of period	382,140	243,152

Cash and cash equivalents at end of period	$211,651	$230,414

Operating Activities
Cash flows used in operating activities were $51.8 million for the six months ended June 30, 2022 compared to cash flows provided by operating activities of $33.5 million for the same period in 2021. The $85.3 million decrease in operating cash flows for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to an increase in advances to our investment sales and financing professionals, higher amount of deferred discretionary commissions paid, and higher bonus payments, partially offset by increased cash flows from increased sales and financing volume.

Investing Activities
Cash flows used in investing activities were $56.6 million for the six months ended June 30, 2022 compared to cash flows used in investing activities of $41.9 million for the same period in 2021. The $14.7 million increase in cash flow used in investing activities for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to a $12.7 million increase in cash used in acquisitions of businesses, net of cash received during the six months ended June 30, 2022 compared to the same period in 2021.
Financing Activities
Cash flows used in financing activities were $61.9 million for the six months ended June 30, 2022 compared to $4.5 million for the same period in 2021. The $57.4 million additional cash flow used in financing activities for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to a payment of $50.1 million of dividends in the second quarter and an increase of $6.0 million of taxes paid related to net share settlement of stock-based awards.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale
and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next 12 months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of June 30, 2022, cash and cash equivalents and marketable debt securities, available-for-sale,
aggregated $542.3 million, and we had $59.5 million of borrowing capacity under our Credit Agreement.
Credit Agreement
We have a Credit Agreement with Wells Fargo Bank, National Association for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2025 (the “Credit Agreement”). See Note 12 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis,
the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of June 30, 2022, the Company has agreed to a maximum aggregate guarantee obligation of $25.4 million relating to loans with an unpaid balance of $152.6 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
Material Cash Requirements
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021 through the date the condensed consolidated financial statements were issued, other than for the payment of dividends and dividend equivalents declared by our board of directors in the first quarter of 2022, aggregating $52.1 million, and a semi-annual regular dividend of $0.25 per share of outstanding common stock declared on August 2, 2022.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors, including the effects of the
COVID-19
pandemic on the broader economy.
The Federal Reserve has begun to combat inflation through monetary policy including ramping-up
quantitative tightening and by raising the Federal Funds Rate. While commercial real estate investments are generally considered to be relatively inflation resistant, the upward pressure on interest rates has the potential to affect investor activity and therefore transactional activity from which we generate revenues. Investor activity could depend on the magnitude of changes in interest rates relative to the elevated level of capital liquidity targeting commercial real estate. The actual economic impact from inflation to our business remains unknown at this time.

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
10-K
for the year ended December 31, 2021.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 1 – “Description of Business, Basis of Presentation and Recent Accounting Pronouncements” of our Notes to Condensed Consolidated Financial Statements. Although we do not believe any of the other accounting pronouncements listed in that note will have a significant impact on our business, we are still in the process of determining the impact the new pronouncements may have on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. As of June 30, 2022, the fair value of investments in marketable debt securities, available-for-sale
was $330.6 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA+ as of June 30, 2022. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of June 30, 2022 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$5,729
1% Decrease	$2,873
1% Increase	$(2,872)
2% Increase	$(5,743)
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
based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a significant number of our employees and independent contractors are still working remotely due to the COVID-19 pandemic.
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
the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 30, 2022, we issued 28,673 shares of our common stock, par value $0.0001 per share, at a price per share of $49.41 in connection with the settlement of consideration related to a prior business acquisition.
The issuance of the above securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Second Amended and Restated Credit Agreement dated July 28, 2022, by and between Marcus & Millichap, Inc. and Wells Fargo Bank, National Association.

10.2*	Employment Agreement by and between John David Parker and Marcus & Millichap, Inc., dated August 4, 2022.

10.3*	Employment Agreement by and between Richard Matricaria and Marcus & Millichap, Inc., dated August 4, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company’s Quarterly Report on Form
10-Q
for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Net and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc .

Date:	August 5, 2022	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2022	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)