Form 10-Q
period 2022-09-30
Marcus & Millichap, Inc.
filed 2022-11-04
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________
Commission File Number: 001-36155
__________________________
MARCUS & MILLICHAP, INC.
(Exact name of registrant as specified in its Charter)
__________________________

Delaware	35-2478370
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23975 Park Sorrento, Suite 400 Calabasas, California	91302
(Address of Principal Executive Offices)	(Zip Code)
(818) 212-2250
(Registrant’s telephone number, including area code)
__________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of October 31, 2022 was 39,365,723 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$270,864	$382,140
Commissions receivable	11,768	17,230
Prepaid expenses	8,665	13,220
Income tax receivable	3,253	—
Marketable debt securities, available-for-sale (includes amortized cost of $213,042 and $183,915 at September 30, 2022 and December 31, 2021, respectively, and $0 allowance for credit losses)	211,759	183,868
Advances and loans, net	3,484	6,403
Other assets, current	5,964	5,270
Total current assets	515,757	608,131
Property and equipment, net	26,823	23,192
Operating lease right-of-use assets, net	83,972	81,528
Marketable debt securities, available-for-sale (includes amortized cost of $94,727 and $111,858 at September 30, 2022 and December 31, 2021, respectively, and $0 allowance for credit losses)	89,329	112,610
Assets held in rabbi trust	9,222	11,508
Deferred tax assets, net	37,883	33,736
Goodwill and other intangible assets, net	57,092	48,105
Advances and loans, net	164,640	113,242
Other assets, non-current	15,170	13,146
Total assets	$999,888	$1,045,198
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,237	$15,487
Deferred compensation and commissions	62,547	114,685
Income tax payable	—	17,853
Operating lease liabilities	18,683	18,973
Accrued bonuses and other employee related expenses	34,572	49,848
Other liabilities, current	20,603	8,784
Total current liabilities	146,642	225,630
Deferred compensation and commissions	55,825	53,536
Operating lease liabilities	62,837	58,334
Other liabilities, non-current	10,623	11,394
Total liabilities	275,927	348,894
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,797,423 and 39,692,373 at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	128,174	121,844
Retained earnings	599,710	573,546
Accumulated other comprehensive (loss) income	(3,927)	910
Total stockholders’ equity	723,961	696,304
Total liabilities and stockholders’ equity	$999,888	$1,045,198
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Real estate brokerage commissions	$292,889	$299,759	$934,483	$715,458
Financing fees	28,099	29,391	91,363	75,448
Other revenues	2,852	3,233	13,415	10,400
Total revenues	323,840	332,383	1,039,261	801,306
Operating expenses:
Cost of services	217,360	219,194	670,170	506,882
Selling, general and administrative	73,004	64,673	227,380	178,147
Depreciation and amortization	2,924	2,850	10,167	8,806
Total operating expenses	293,288	286,717	907,717	693,835
Operating income	30,552	45,666	131,544	107,471
Other income, net	978	323	967	2,737
Interest expense	(229)	(144)	(547)	(436)
Income before provision for income taxes	31,301	45,845	131,964	109,772
Provision for income taxes	9,939	11,921	35,651	29,304
Net income	$21,362	$33,924	$96,313	$80,468

Earnings per share:
Basic	$0.53	$0.85	$2.40	$2.02
Diluted	$0.53	$0.84	$2.39	$2.00
Weighted average common shares outstanding:
Basic	40,086	39,940	40,038	39,859
Diluted	40,302	40,241	40,358	40,148
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$21,362	$33,924	$96,313	$80,468
Other comprehensive loss:
Marketable debt securities, available-for-sale:
Change in net unrealized (losses) gains	(1,541)	(240)	(5,456)	(715)
Less: reclassification adjustment for net losses (gains) included in other income, net	7	23	(70)	26
Net change, net of tax of $(522) and $(1,888) for the three and nine months ended September 30, 2022, and $(75) and $(239) for the three and nine months ended September 30, 2021, respectively	(1,534)	(217)	(5,526)	(689)
Foreign currency translation gain (loss), net of tax of $0 for each of the three and nine months ended September 30, 2022 and 2021, respectively	569	192	689	(138)
Total other comprehensive loss	(965)	(25)	(4,837)	(827)
Comprehensive income	$20,397	$33,899	$91,476	$79,641
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	$—	39,964,292	$4	$123,767	$596,361	$(2,962)	$717,170
Net and comprehensive income (loss)	—	—	—	—	—	21,362	(965)	20,397
Dividend	—	—	—	—	—	(10,436)	—	(10,436)
Stock-based award activity
Stock-based compensation	—	—	—	—	4,544	—	—	4,544
Issuance of common stock for vesting of restricted stock units	—	—	63,397	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(3,471)	—	(137)	—	—	(137)
Repurchases of common stock	—	—	(226,795)	—	—	(7,577)	—	(7,577)
Balance as of September 30, 2022	—	$—	39,797,423	$4	$128,174	$599,710	$(3,927)	$723,961

	Three Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	—	$—	39,578,360	$4	$117,457	$477,620	$1,772	$596,853
Net and comprehensive income (loss)	—	—	—	—	—	33,924	(25)	33,899
Stock-based award activity
Stock-based compensation	—	—	—	—	2,703	—	—	2,703
Issuance of common stock for settlement of deferred stock units	—	—	60,373	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	58,411	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(30,359)	—	(1,186)	—	—	(1,186)
Balance as of September 30, 2021	—	$—	39,666,785	$4	$118,974	$511,544	$1,747	$632,269
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	39,692,373	$4	$121,844	$573,546	$910	$696,304
Net and comprehensive income (loss)	—	—	—	—	—	96,313	(4,837)	91,476
Dividends	—	—	—		—	(62,572)	—	(62,572)
Stock-based award activity
Stock-based compensation	—	—	—	—	12,675	—	—	12,675
Shares issued pursuant to employee stock purchase plan	—	—	11,089	—	414	—	—	414
Issuance of common stock for settlement of deferred stock units	—	—	166,449	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	275,631	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	11,494	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(161,491)	—	(8,176)	—	—	(8,176)
Issuance of common stock for stock settled deferred consideration	—	—	28,673	—	1,417	—	—	1,417
Repurchases of common stock	—	—	(226,795)	—	—	(7,577)	—	(7,577)
Balance as of September 30, 2022	—	$—	39,797,423	$4	$128,174	$599,710	$(3,927)	$723,961

	Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	39,401,976	$4	$113,182	$431,076	$2,574	$546,836
Net and comprehensive income (loss)	—	—	—	—	—	80,468	(827)	79,641
Stock-based award activity
Stock-based compensation	—	—	—	—	7,653	—	—	7,653
Shares issued pursuant to employee stock purchase plan	—	—	11,635	—	369	—	—	369
Issuance of common stock for settlement of deferred stock units	—	—	60,373	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	241,726	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	12,492	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(88,898)	—	(3,230)	—	—	(3,230)
Issuance of common stock for stock settled deferred consideration	—	—	27,481	—	1,000	—	—	1,000
Balance as of September 30, 2021	—	$—	39,666,785	$4	$118,974	$511,544	$1,747	$632,269
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$96,313	$80,468
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,167	8,806
Noncash lease expense	17,840	17,773
Credit loss recovery	—	25
Stock-based compensation	12,675	7,653
Deferred taxes, net	(2,256)	(2,847)
Unrealized foreign exchange losses (gains)	1,600	(298)
Net realized gains on marketable debt securities, available-for-sale	(87)	(78)
Other non-cash items	(1,459)	361
Changes in operating assets and liabilities:
Commissions receivable	4,891	(5,297)
Prepaid expenses	4,544	925
Advances and loans	(49,171)	(2,434)
Other assets	(4,472)	(1,076)
Accounts payable and accrued expenses	(4,942)	4,020
Income tax receivable/payable	(21,106)	1,932
Accrued bonuses and other employee related expenses	(15,239)	11,223
Deferred compensation and commissions	(45,481)	(4,499)
Operating lease liabilities	(14,598)	(15,889)
Other liabilities	(994)	(1,175)
Net cash (used in) provided by operating activities	(11,775)	99,593
Cash flows from investing activities
Acquisition of businesses, net of cash received	(12,500)	229
Purchases of marketable debt securities, available-for-sale	(276,708)	(291,063)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	266,481	248,540
Purchases of securities, held-to-maturity	—	(9,500)
Issuances of employee notes receivable	(71)	(40)
Payments received on employee notes receivable	71	290
Purchase of property and equipment	(8,564)	(4,238)
Net cash used in investing activities	(31,291)	(55,782)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(8,176)	(3,230)
Proceeds from issuance of shares pursuant to employee stock purchase plan	414	369
Dividends paid	(50,161)	—
Principal payments on stock appreciation rights liability	(1,761)	(1,481)
Principal payments on deferred and contingent consideration	(2,431)	(1,739)
Cash paid for stock repurchases	(5,659)	—
Net cash used in financing activities	(67,774)	(6,081)
Effect of currency exchange rate changes on cash and cash equivalents	(436)	125
Net (decrease) increase in cash and cash equivalents	(111,276)	37,855
Cash and cash equivalents at beginning of period	382,140	243,152
Cash and cash equivalents at end of period	$270,864	$281,007
Supplemental cash flow disclosures:
Interest paid during the period	$599	$734
Income taxes paid, net	$58,572	$30,168
Supplemental disclosures of noncash investing and financing activities:
Unpaid purchases of property and equipment	$892	$786
Right-of-use assets obtained in exchange for operating lease liabilities	$20,799	$19,008
Issuance of stock for the settlement of deferred consideration	$1,417	$1,000
Measurement period adjustment of acquisition related contingent consideration	$—	$(100)
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business, Basis of Presentation and Recent Accounting Pronouncements
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of September 30, 2022, MMI operates 82 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed on March 1, 2022 with the SEC. The results of the three months and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, for other interim periods or for future years.
The Company reclassified certain items previously included within accounts payable and other liabilities to other liabilities, current in the December 31, 2021 condensed consolidated balance sheet to conform with current period presentation.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, investments in marketable debt securities, available-for-sale, security deposits and commissions receivable, net. Cash and cash equivalents are placed with high-credit quality financial institutions and invested in high-

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
credit quality money market funds and commercial paper. Concentrations and ratings of marketable debt securities, available-for-sale are limited by the approved investment policy.
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
The Company derives its revenues from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and nine months ended September 30, 2022 and 2021, no transaction represented 10% or more of total revenues. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three and nine months ended September 30, 2022, the Company’s Canadian operations represented 1.5% and 2.0% of total revenues. During both the three and nine months ended September 30, 2021, the Company’s Canadian operations represented approximately 2.2% of total revenues.
During each of the three and nine months ended September 30, 2022 and 2021, no office represented 10% or more of total revenues.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Guarantee Obligations - For certain loans originated through the Strategic Alliance with MTRCC, the Company may agree, at its option, to indemnify MTRCC for a portion of MTRCC’s obligations for loans sold to Fannie Mae. For these loans, the Company allocates a portion of the transaction price and records a loan guarantee obligation based on its fair value. Revenue for this stand ready obligation is recorded on a straight-line basis over the term of the estimated guarantee period and is recorded in financing fees in the condensed consolidated statements of net income. The guarantee obligation is capped at 16.7% of the unpaid principal balance in excess of the collateral securing such loan. For these loans, the Company also records an allowance for loss-sharing obligations based on the unpaid balance of the loan for its portion of the obligation guaranteed to MTRCC.
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
Recent Accounting Pronouncements
Pending Adoption
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is effective for all entities upon issuance and may be applied prospectively to contract modifications through December 31, 2022. The Company's Amended and Restated Credit Agreement (see Note 12 – “Commitments and Contingencies”) no longer references LIBOR. As the Company had not drawn on its Credit Agreement, we determined that the adoption of ASU 2020-04 did not have an impact on the condensed consolidated financial statements.
2.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer software and hardware equipment	$40,725	$33,819
Furniture, fixtures and equipment	26,130	24,511
Less: accumulated depreciation and amortization	(40,032)	(35,138)
	$26,823	$23,192
Depreciation expense for property and equipment was $1.7 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively, and $5.4 million for each of the nine months ended September 30, 2022 and 2021.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3.    Investments in Marketable Debt Securities, Available for Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive (loss) income and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	September 30, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$122,550	$—	$—	$(1,140)	$121,410
Corporate debt	89,638	—	1	(132)	89,507
Asset-backed securities (“ABS”) and other	854	—	—	(12)	842
	$213,042	$—	$1	$(1,284)	$211,759
Long-term investments:
U.S. treasuries	$44,315	$—	$—	$(1,434)	$42,881
U.S. government sponsored entities	619	—	—	(76)	543
Corporate debt	42,885	—	3	(3,326)	39,562
ABS and other	6,908	—	—	(565)	6,343
	$94,727	$—	$3	$(5,401)	$89,329

	December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$35,767	$—	$—	$(34)	$35,733
Corporate debt	148,148	—	22	(35)	148,135
	$183,915	$—	$22	$(69)	$183,868
Long-term investments:
U.S. treasuries	$70,902	$—	$128	$(263)	$70,767
U.S. government sponsored entities	726	—	22	(3)	745
Corporate debt	33,197	—	962	(146)	34,013
ABS and other	7,033	—	82	(30)	7,085
	$111,858	$—	$1,194	$(442)	$112,610

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	September 30, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$143,148	$(2,042)	$20,766	$(532)	$163,914	$(2,574)
U.S. government sponsored entities	453	(55)	88	(21)	541	(76)
Corporate debt	110,806	(2,793)	4,454	(665)	115,260	(3,458)
ABS and other	6,950	(534)	212	(43)	7,162	(577)
	$261,357	$(5,424)	$25,520	$(1,261)	$286,877	$(6,685)

	December 31, 2021
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$103,019	$(297)	$—	$—	$103,019	$(297)
U.S. government sponsored entities	115	(3)	—	—	115	(3)
Corporate debt	115,908	(173)	146	(8)	116,054	(181)
ABS and other	2,915	(30)	—	—	2,915	(30)
	$221,957	$(503)	$146	$(8)	$222,103	$(511)
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross realized gains (1)	$—	$68	$114	$78
Gross realized losses (1)	$(10)	$—	$(27)	$—

(1)	Recorded in other income, net in the condensed consolidated statements of net income. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of September 30, 2022, the portfolio had an average credit rating of AA and a weighted term to contractual maturity of 1.3 years, with 223 securities in the portfolio representing an unrealized aggregate loss of $6.7 million or 2% of amortized cost, and a weighted average credit rating of AA+.
As of September 30, 2022, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore,

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$213,042	$211,759	$183,915	$183,868
Due after one year through five years	78,268	74,918	96,035	96,257
Due after five years through ten years	13,554	11,808	11,129	11,601
Due after ten years	2,905	2,603	4,694	4,752
	$307,769	$301,088	$295,773	$296,478
Weighted average contractual maturity		1.3 years		1.5 years
Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.
4.    Acquisitions, Goodwill and Other Intangible Assets
During the nine months ended September 30, 2022, the Company expanded its network of financing professionals and provided further diversification to its financing services.
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$38,101	$—	$38,101	$34,071	$—	$34,071
Intangible assets (1)	32,444	(13,453)	18,991	23,974	(9,940)	14,034
	$70,545	$(13,453)	$57,092	$58,045	$(9,940)	$48,105

(1)	Total weighted average amortization period was 4.7 years and 4.4 years as of September 30, 2022 and December 31, 2021, respectively.
The Company recorded amortization expense for intangible assets of $1.2 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $3.5 million and $3.0 million for the nine months ended September 30, 2022 and 2021, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$34,071	$33,375
Additions from acquisitions (1)	4,030	696
Impairment losses	—	—
Ending balance	$38,101	$34,071

(1)	The 2021 addition represents a measurement period adjustment for an acquisition made in 2020.
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

September 30, 2022
Remainder of 2022	$1,171
2023	4,617
2024	4,101
2025	3,881
2026	2,156
Thereafter	3,065
$18,991
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
As of September 30, 2022, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of September 30, 2022, there was no impairment of its intangible assets or goodwill.
5.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans as of September 30, 2022 and December 31, 2021 was $836,000 and $789,000, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Mortgage servicing rights (“MSRs”), net of amortization	$—	$—	$—	$1,855
Security deposits	—	—	1,680	1,395
Employee notes receivable	1	40	—	—
Securities, held-to-maturity(1)	—	—	9,500	9,500
Loan performance fee receivable	564	—	3,990	—
Prepaid lease costs and other	5,399	5,230	—	396
	$5,964	$5,270	$15,170	$13,146
(1)Securities, held-to-maturity, are expected to mature on September 1, 2024 and accrue interest based on the 1-year treasury rate.
MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021

Beginning balance	$1,855	$1,897
Additions	—	421
Amortization	(1,275)	(399)
Reclassification to assets held for sale	(280)	—
Loss on sale	(300)	—
Ending balance	$—	$1,919
In the six months ended June 30, 2022, the Company received cancellation notices on certain servicing contracts. Amortization of those contracts was adjusted to reflect the cancellations. In June 2022, the Company determined to discontinue its servicing activities and signed an agreement to sell the remaining servicing rights. The Company recorded a loss on the sale of the remaining rights in the second quarter of 2022 and had reclassified the remaining carrying value of the MSRs to assets held for sale. The loss on sale was recorded within selling, general and administrative expenses within the condensed consolidated statements of net income. The sale closed in the third quarter of 2022.
The portfolio of loans serviced by the Company aggregated $1.7 billion for the period ended December 31, 2021.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Stock appreciation rights (“SARs”) liability (1)	$2,323	$2,241	$13,002	$14,918
Commissions payable to investment sales and financing professionals	59,507	110,769	36,789	31,697
Deferred compensation liability (1)	524	1,080	6,034	6,921
Other	193	595	—	—
	$62,547	$114,685	$55,825	$53,536

(1)	The SARs and deferred compensation liabilities become subject to payout at the time the participant is no longer considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to participants within the next twelve months have been classified as current.
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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2022 and 2021 were 3.63% and 2.93%, respectively. MMI recorded interest expense related to this liability of $135,000 and $122,000 for the three months ended September 30, 2022 and 2021, respectively, and $406,000 and $366,000 for the nine months ended September 30, 2022 and 2021, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During each of the nine months ended September 30, 2022 and 2021, the Company made total payments of $2.2 million, consisting of principal and accumulated interest.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the nine months ended September 30, 2022 and 2021, the Company made total payments to participants of $807,000 and $1,200,000 respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Decrease) increase in the carrying value of the assets held in the rabbi trust (1)	$(347)	$(59)	$(2,131)	$932
Decrease (increase) in the net carrying value of the deferred compensation obligation (2)	$317	$43	$2,108	$(720)
(1)Recorded in other income, net in the condensed consolidated statements of net income.
(2)Recorded in selling, general and administrative expense in the condensed consolidated statements of net income.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Deferred consideration	$4,692	$5,112	$1,467	$4,689
Contingent consideration	2,414	2,681	5,610	6,631
Dividends payable	10,784	—	1,627	—
Stock repurchase payable	1,918	—	—	—
Other	795	991	1,919	74
	$20,603	$8,784	$10,623	$11,394
6.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. Under the TSA, the Company incurred net costs (charge-back) during the three months ended September 30, 2022 and 2021 of $(17,000) and $(11,000), respectively, and during the nine months ended September 30, 2022 and 2021 of $(35,000) and $4,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of net income.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended September 30, 2022 and 2021, the Company earned real estate brokerage commissions and financing fees of

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
$650,000 and $603,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $388,000 and $363,000, respectively, related to these revenues. For the nine months ended September 30, 2022 and 2021, the Company earned real estate brokerage commissions and financing fees of $3.2 million and $1.4 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $1.9 million and $840,000, respectively, related to these revenues.
Operating Lease with MMC
The Company extended its operating lease with MMC for a single-story office building located in Palo Alto, California, which now expires in May 2032. The related operating lease cost was $296,000 and $333,000 for the three months ended September 30, 2022 and 2021, respectively, and $967,000 and $998,000 for the nine months ended September 30, 2022 and 2021, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of net income.
Accounts Payable and Accrued Expenses with MMC
As of September 30, 2022 and December 31, 2021, the Company owed MMC $90,000 and $93,000, respectively. These amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to non-executive employees from time-to-time. At September 30, 2022 and December 31, 2021, the aggregate principal amount for employee notes receivable was $1,000 and $40,000, respectively, which is included in other assets, current in the accompanying condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data” for additional information.
As of September 30, 2022, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 38% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
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
Assets recorded at fair value are measured and classified in accordance with a fair value hierarchy consisting of the three “levels” based on the observability of inputs available in the marketplace used to measure the fair values as discussed below:
•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or
•Level 3: Unobservable inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Management estimates include certain

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	September 30, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$9,222	$—	$9,222	$—	$11,508	$—	$11,508	$—
Cash equivalents (1):
Commercial paper	$80,095	$—	$80,095	$—	$8,948	$—	$8,948	$—
Money market funds	120,011	120,011	—	—	210,985	210,985	—	—
	$200,106	$120,011	$80,095	$—	$219,933	$210,985	$8,948	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$121,410	$121,410	$—	$—	$35,733	$35,733	$—	$—
Corporate debt	89,507	—	89,507	—	—	—	—	—
ABS and other	842	—	842	—	148,135	—	148,135	—
	$211,759	$121,410	$90,349	$—	$183,868	$35,733	$148,135	$—

Long-term investments:
U.S. treasuries	$42,881	$42,881	$—	$—	$70,767	$70,767	$—	$—
U.S. government sponsored entities	543	—	543	—	745	—	745	—
Corporate debt	39,562	—	39,562	—	34,013	—	34,013	—
ABS and other	6,343	—	6,343	—	7,085	—	7,085	—
	$89,329	$42,881	$46,448	$—	$112,610	$70,767	$41,843	$—

Liabilities:
Contingent consideration	$8,024	$—	$—	$8,024	$9,312	$—	$—	$9,312
Deferred consideration	$6,159	$—	$6,159	$—	$9,801	$—	$9,801	$—
Deferred compensation liability	$6,558	$6,558	$—	$—	$8,001	$8,001	$—	$—

(1)	Included in cash and cash equivalents on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the nine months ended September 30, 2022 and 2021.
During the nine months ended September 30, 2022, the Company considered current and future interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of September 30, 2022 and December 31, 2021, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $23.8 million and $28.6 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to five-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of net income.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning balance	$9,312	$5,572
Contingent consideration in connection with acquisitions	—	(100)
Change in fair value of contingent consideration	(248)	3,246
Payments of contingent consideration	(1,040)	(620)
Ending balance	$8,024	$8,098
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at September 30, 2022	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$8,024	Discounted cash flow	Expected life of cash flows	0.7-5.1 years (2.8 years)
			Discount rate	6.3%-6.9% (6.7%)
			Probability of achievement	0.0%-100.0% (96.3%)

	Fair Value at December 31, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$9,312	Discounted cash flow	Expected life of cash flows	1.4-5.8 years (3.4 years)
			Discount rate	2.2%-3.5% (2.9%)
			Probability of achievement	29.0%-100.0% (95.2%)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
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
MSRs are recorded at fair value upon acquisition of a servicing contract. The Company has elected the amortization method for the subsequent measurement of MSRs. MSRs are carried at the lower of amortized cost or fair value. MSRs are a Level 3 measurement. The Company’s MSRs do not trade in an active, open market with readily observable prices. The estimated fair value of the Company’s MSRs were developed using a discounted cash flow model that calculates the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions used to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Management uses assumptions in the determination of fair value for MSRs after considering default, severity, prepayment and discount rates related to the specific types and underlying collateral of the various serviced loans, interest rates, refinance rates, and current government and private sector responses on the economic impact of the COVID-19 pandemic. In June 2022, the Company determined to discontinue its

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
servicing activities and signed an agreement to sell the remaining servicing rights. The sale closed in the third quarter of 2022. See Note 5 – “Selected Balance Sheet Data” for additional information.
8.    Stockholders’ Equity
Common Stock
As of September 30, 2022 and December 31, 2021, there were 39,797,423 and 39,692,373 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested restricted stock awards (“RSAs”) issued to non-employee directors, respectively. See Note 11 – “Earnings per Share” for additional information.
On February 16, 2022, the Board of Directors declared a semi-annual regular dividend of $0.25 per share and a special dividend of $1.00 per share, payable on April 4, 2022, to stockholders of record at the close of business on March 8, 2022.
On August 2, 2022, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, payable on October 6, 2022, to stockholders of record at the close of business on September 15, 2022.
As a result, the Company paid $50.2 million in dividends to outstanding shareholders during the nine months ended September 30, 2022.
As of September 30, 2022, the dividend payable was $12.4 million, of which $10.0 million was paid on October 6, 2022, and $2.4 million remains to be paid upon vesting of stock awards. This payable of $12.4 million is recorded in other liabilities, current and other liabilities, non-current in the condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive (Loss) Income
Amounts reclassified from accumulated other comprehensive (loss) income are included as a component of other income, net or selling, general and administrative expense, as applicable, in the condensed consolidated statements of net income. The reclassifications were determined on a specific identification basis.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program of up to $70 million. During the nine months ended September 30, 2022, the Company repurchased and retired 226,795 shares of common stock for $7.6 million, at an average cost of $33.41 per share, of which $1.9 million was for shares repurchased but not settled. As of September 30, 2022, $62.4 million remained available under the stock repurchase program.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s board of directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the Board of Directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s board of directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a director compensation policy. The compensation committee of the Company’s board of directors has the option to grant dividend equivalents to unvested grants. Any dividend equivalents granted to unvested awards are paid to the participant at the time the related grants vest. As of September 30, 2022, there were 3,801,591 shares available for future grants under the 2013 Plan.
On August 2, 2022, the Board of Directors declared a semi-annual regular dividend of $0.25 per share payable on October 6, 2022, to stockholders of record at the close of business on September 15, 2022. The Compensation Committee granted dividend equivalents to all unvested grants as of the record date. As of September 30, 2022, $2.4 million remains to be paid upon vesting of stock awards, including $0.5 million related to the semi-annual regular dividend declared on August 2, 2022.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year period from the date of grant, subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s board of directors. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are canceled upon termination as a service provider. As of September 30, 2022, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the nine months ended September 30, 2022, 288,954 RSUs vested and 82,876 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2021⁽¹⁾	980,936	$36.58
Granted	1,051,178	45.75
Vested	(288,954)	36.24
Forfeited/canceled	(24,137)	39.00
Nonvested shares at September 30, 2022⁽¹⁾	1,719,023	$42.21
Unrecognized stock-based compensation expense as of September 30, 2022	$63,294
Unrecognized compensation expense is expected to be recognized over a weighted-average period (years) of approximately	3.95
Weighted average remaining vesting period (years) as of September 30, 2022	3.95

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.

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
The ESPP initially had 366,667 shares of common stock reserved, and 145,636 shares of common stock remain available for issuance as of September 30, 2022. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the Board of Directors. Pursuant to the provisions of the ESPP, the Board of Directors has determined to not provide for any annual increases to date. At September 30, 2022, total unrecognized compensation cost related to the ESPP was $32,000 and is expected to be recognized over a weighted average period of 0.13 years.
SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of deferred stock units (“DSUs”), which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled. During the nine months ended September 30, 2022, 166,449 DSUs were settled, and 78,615 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the DSUs on the settlement date. As of September 30, 2022, 114,744 shares of fully vested DSUs remained to be settled in 2022.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of net income and consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ESPP	$66	$33	$151	$107
RSUs and RSAs	4,478	2,670	12,524	7,546
	$4,544	$2,703	$12,675	$7,653

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10.    Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 31.7% and 27.0%, respectively, compared to 26.0% and 26.7% respectively, for the three and nine months ended September 30, 2021. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any.
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$6,573	21.0%	$9,627	21.0%	$27,712	21.0%	$23,052	21.0%
State income tax expense, net of federal benefit	1,707	5.5%	2,111	4.6%	6,129	4.6%	5,157	4.7%
(Windfall) shortfall tax benefits, net related to stock-based compensation	(54)	(0.2)%	(443)	(1.0)%	(2,118)	(1.6)%	(522)	(0.5)%
Change in valuation allowance	1,073	3.4%	55	0.1%	992	0.8%	243	0.2%
Permanent and other items (1)	640	2.0%	571	1.3%	2,936	2.2%	1,374	1.3%
	$9,939	31.7%	$11,921	26.0%	$35,651	27.0%	$29,304	26.7%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits and meals and entertainment.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11.    Earnings per Share
Basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator (Basic and Diluted):
Net income	$21,362	$33,924	$96,313	$80,468
Change in value for stock settled consideration	(12)	(2)	(50)	8
Adjusted net income	$21,350	$33,922	$96,263	$80,476

Denominator:
Basic
Weighted average common shares issued and outstanding	39,983	39,634	39,881	39,539
Deduct: Unvested RSAs (1)	(12)	(13)	(12)	(14)
Add: Fully vested DSUs (2)	115	319	169	334
Weighted average common shares outstanding	40,086	39,940	40,038	39,859

Basic earnings per common share	$0.53	$0.85	$2.40	$2.02
Diluted
Weighted average common shares outstanding from above	40,086	39,940	40,038	39,859
Add: Dilutive effect of RSUs, RSAs & ESPP	131	188	235	176
Add: Contingently issuable shares(3)	85	113	85	113
Weighted average common shares outstanding	40,302	40,241	40,358	40,148
Diluted earnings per common share	$0.53	$0.84	$2.39	$2.00
Antidilutive shares excluded from diluted earnings per common share(4)	1,046	112	1,041	363
(1)RSAs were issued and outstanding to the non-employee directors and have a one-year vesting term subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(2)Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(3)Relates to contingently issuable stock settled consideration.
(4)Primarily pertaining to RSU grants to the Company’s employees and independent contractors.
12.    Commitments and Contingencies
Credit Agreement
On June 18, 2014, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”). On May 31, 2022, the Company executed an amended and restated Credit Agreement (the “First Amended and Restated Credit Agreement”) to extend the maturity date of the Credit Agreement on substantially the same terms and conditions as the original credit facility. The First Amended and Restated Credit Agreement provided for a $60.0 million principal amount senior secured revolving credit facility that was guaranteed by all of the Company’s domestic subsidiaries (the “Credit Facility”), which was scheduled to mature on August 1, 2022. On July 28, 2022, the Company entered into the Second Amended and Restated Credit Agreement, which provides for a three-year extension of its Credit Facility with Wells Fargo Bank, National Association on principally the same terms and conditions as the extension signed in May 2022. The new agreement matures on June 1, 2025.
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
issuance of standby letters of credit of which $533,000 was utilized at September 30, 2022. Borrowings under the Credit Facility will bear interest at the Daily Simple SOFR rate plus a spread of between 1.00% to 1.25% depending on the Company’s total funded debt to EBITDA as defined in the Credit Agreement. In connection with the amendments of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in interest expense in the accompanying condensed consolidated statements of net income and was $94,000 and $21,000 for the three months ended September 30, 2022 and 2021, respectively and $141,000 and $65,000, respectively, during the nine months ended September 30, 2022 and 2021. As of September 30, 2022, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of September 30, 2022, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae and which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of September 30, 2022, the Company has agreed to a maximum aggregate guarantee obligation of $54.1 million relating to loans with an unpaid balance of $324.9 million. The maximum guarantee obligation is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of September 30, 2022 aggregated $19.3 million.
13.    Subsequent Events
On August 2, 2022, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or $10.5 million, payable on October 6, 2022 to stockholders of record at the close of business on September 15, 2022, of which $10.0 million was paid on October 6, 2022.
Between September 30, 2022 and October 31, 2022, the Company repurchased an additional 431,700 shares of common stock for $14.9 million under the stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to further interest rate changes, rising inflation, and geopolitical unrest. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of September 30, 2022, we had 1,880 investment sales and financing professionals that are primarily exclusive independent contractors operating in 82 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three and nine months ended September 30, 2022, we closed 3,034 and 9,574 investment sales, financing and other transactions with total sales volume of approximately $22.6 billion and $69.9 billion, respectively. During the year ended December 31, 2021, we closed 13,255 investment sales, financing and other transactions with total sales volume of approximately $84.4 billion.
We generate revenues by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing equity advisory services, loan sales, loan guarantees and consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended September 30, 2022, and the year ended December 31, 2021, approximately 90% of our revenues were generated from real estate brokerage commissions, 9% from financing fees and 1% from other real estate related services.
We divide commercial real estate into four major market segments, characterized by price:
• Properties priced less than $1 million;
• Private client market: properties priced from $1 million to up to but less than $10 million;
• Middle market: properties priced from $10 million to up to but less than $20 million; and
• Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the $1-$10 million private client market segment, which contributed approximately 57% and 61% of our real estate brokerage commissions during the three months ended September 30, 2022 and 2021, respectively, and approximately 57% and 62% of our real estate brokerage commissions during the nine months ended September 30, 2022 and 2021, respectively. The following table sets forth the number of transactions, sales volume and revenues by commercial real estate market segment for real estate brokerage:

	Three Months Ended September 30,
	2022			2021			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	243	$154	$7,252	267	$183	$7,419	(24)	$(29)	$(167)
Private Client Market ($1 – <$10 million)	1,658	5,885	165,534	1,894	6,296	183,033	(236)	(411)	(17,499)
Middle Market ($10 – <$20 million)	188	2,527	46,901	136	1,940	35,353	52	587	11,548
Larger Transaction Market (≥$20 million)	157	9,360	73,202	159	8,088	73,954	(2)	1,272	(752)
	2,246	$17,926	$292,889	2,456	$16,507	$299,759	(210)	$1,419	$(6,870)

	Nine Months Ended September 30,
	2022			2021			Change
Real Estate Brokerage	Number	Volume	Revenues	Number	Volume	Revenues	Number	Volume	Revenues
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	728	$450	$19,711	791	$532	$21,175	(63)	$(82)	$(1,464)
Private Client Market ($1 – <$10 million)	5,285	18,929	536,433	4,861	15,639	446,592	424	3,290	89,841
Middle Market ($10 – <$20 million)	581	7,849	150,117	370	5,141	97,699	211	2,708	52,418
Larger Transaction Market (≥$20 million)	474	27,771	228,222	352	17,619	149,992	122	10,152	78,230
	7,068	$54,999	$934,483	6,374	$38,931	$715,458	694	$16,068	$219,025
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
The Economy
Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, retail spending and consumer confidence trends can have a positive or negative impact on our business. Overall market conditions, including global trade, interest rate changes, inflation, and job creation, can affect investor sentiment and, ultimately, the demand for our services from investors in real estate.
The U.S. economy continued to deliver a variety of mixed signals in the third quarter of 2022. Job creation accelerated to a monthly average of 371,667 in the third quarter, outpacing the second quarter and pushing the unemployment rate back down to 3.5%, in alignment with the 50+ year record low. Inflation adjusted retail sales also gained ground while the preliminary third quarter GDP reading indicated the economy grew by 2.6%, more than erasing the contraction of the first half of the year. However, inflation remained elevated, with headline figures at 8.2% and core inflation ending the quarter at 6.7%, both well above the Federal Reserve target. In response to elevated inflation, following its September 21, 2022 meeting, the Federal Reserve issued a 75 basis points increase of the Federal Reserve Rate, its fifth increase of 2022. This was followed by an additional 75 basis point increase on November 2, 2022 and guidance suggesting another rate increase in December.. Chairman Powell also indicated that unemployment would likely need to rise significantly in 2023 to rein in inflation. The September 21st forward guidance weighed heavily on the stock market contributing to a 5% decrease in the S&P 500 during September. While many economic drivers remain sound, the Federal Reserve’s rate hikes and increasingly aggressive positioning has weighed on investor sentiment, real estate valuations, and tighter underwriting among lenders. These dynamics adversely impact the short-to-mid-term business and investment outlook.
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
While underlying economic growth metrics suggest demand for commercial real estate space should still be comparatively strong, third quarter national average occupancy levels decreased slightly in apartment, office and industrial properties. Retail space demand, however, remained positive, pushing the occupancy rate back into alignment with pre-pandemic levels. Elevated apartment and industrial construction levels have been a significant factor weighing on overall occupancy, but concerns about an impending Federal Reserve induced recession has restrained both household formation and space leasing commitments. The cooling economic outlook and reduced competition for available space has tempered rent growth momentum, in turn moderating the aggressiveness of investment buyer underwriting. As a result, the bid-ask spread between buyers and sellers has widened, which in turn has begun to slow commercial real estate transactions and weigh on investment activity. Financial market turbulence, economic crosscurrents and rising interest rates have the potential to create additional hurdles for investors in the final quarter of 2022 and into 2023.
Capital Markets
Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt, and as a result, credit and liquidity impact transaction activity and prices. Movements of interest rates in one direction, whether increasing or decreasing, could adversely or positively affect the operations and income potential of commercial real estate properties, as well as lender and equity underwriting for real estate investments. These changes directly influence investor demand for commercial real estate investments.
In their effort to battle inflation, the Federal Reserve initiated its most aggressive interest rate increase cycle since 1980. Chairman Powell intensified the pressure in August, declaring “There will be pain.” He delivered on that declaration following the Federal Reserve’s September meeting with a third 75 basis points rate increase and forward-looking guidance suggesting there could be 125 basis points of additional increases through the end of the year. Such increases could take the Federal Reserve Rate to the mid-4% range. Chairman Powell further stated that to bring inflation fully under control, unemployment will need to rise to 4.4% by year-end 2023 and the substantial stockpile of capital in the market would need to be reduced. This messaging by the Federal Reserve weighed on financial markets, pushed short-term interest rates higher and caused lenders to increase their spreads, tighten their underwriting standards, increase their debt-service coverage requirements and reduce their loan-to-value thresholds. Together, this sequence of events has raised the cost of capital and reduced lending liquidity, in turn hampering investors’ ability to purchase and sell commercial real estate assets. While well-financed buyers, particularly private investors, continue to close transactions, the rapid financial market changes are expected to weigh on activity as the investor community recalibrates to the new climate. Healthy real estate fundamentals, the sector's inflation-hedging aspects and competitive yields bode well for capital flows and trading activity in the long-term.
Investor Sentiment and Investment Activity
We facilitate investors' buying, selling, and financing properties in order to generate commissions. Investors’ desires and need to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients, who make up the largest source of revenue, are often motivated to buy, sell and/or refinance properties due to personal circumstances, such as death, divorce, partnership breakups and estate planning.
Although commercial real estate sales volume activity began to decrease in the third quarter, it remained quite strong from a historical perspective. It should be noted, however, that the majority of the transactions that closed in the third quarter were likely placed under contract in the first or second quarter before the Federal Reserve began to place significantly increased pressure on the financial markets. As the market has shifted, investors have become more cautious, with some buyers choosing not to complete under contract acquisitions and in some cases losing earnest money deposits. Transaction delays and cancellations demonstrate the rising caution in the marketplace. Different property types and markets have felt varying levels of impact. Office properties, particularly those in the urban core, face the greatest uncertainty, while more inflation-resistant properties such as apartments, self-storage and hotels, particularly in growth markets, are better positioned to sustain buyer interest. Sales of “defensive” assets such as single-tenant net lease properties backed by high credit tenants have also remained active. Economic uncertainty, together with the rapidly changing capital markets have widened the buyer/seller expectation gap, often slowing the transaction process and restraining commercial real estate sales activity. Nonetheless, we believe the significant volume of investor capital looking for less volatile investment opportunities than are offered by other types of investments such as the stock market may favor hard assets like commercial real estate that offer some inflation resistance. Over the long-term, commercial real estate tends to be less volatile than most other investment classes and could attract additional investor attention during the period of economic and financial market instability.
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
Results of Operations
Following is a discussion of our results of operations for the three and nine months ended September 30, 2022 and 2021. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended September 30, 2022 and 2021, we closed more than 3,000 and 3,300 investment sales, financing and other transactions, respectively, with total sales volume of approximately $22.6 billion and $20.8 billion, respectively. During the nine months ended September 30, 2022 and 2021, we closed more than 9,500 and 8,900 investment sales, financing and other transactions, respectively, with total sales volume of $69.9 billion and $50.2 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Brokerage	2022	2021	2022	2021
Average Number of Investment Sales Professionals	1,792	1,909	1,823	1,934
Average Number of Transactions per Investment Sales Professional	1.25	1.29	3.88	3.30
Average Commission per Transaction	$130,405	$122,052	$132,213	$112,246
Average Commission Rate	1.63%	1.82%	1.70%	1.84%
Average Transaction Size (in thousands)	$7,981	$6,721	$7,781	$6,108
Total Number of Transactions	2,246	2,456	7,068	6,374
Total Sales Volume (in millions)	$17,926	$16,507	$54,999	$38,931

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing (1)	2022	2021	2022	2021
Average Number of Financing Professionals	87	86	86	86
Average Number of Transactions per Financing Professional	5.95	6.98	20.17	20.67
Average Fee per Transaction	$44,751	$42,319	$44,363	$36,126
Average Fee Rate	0.70%	0.77%	0.74%	0.82%
Average Transaction Size (in thousands)	$6,350	$5,503	$6,021	$4,390
Total Number of Transactions	518	600	1,735	1,778
Total Financing Volume (in millions)	$3,289	$3,302	$10,447	$7,806
(1)Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended September 30, 2022 and 2021
Below are key operating results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 (dollars in thousands):

	Three Months Ended September 30, 2022	Percentage of Revenue	Three Months Ended September 30, 2021	Percentage of Revenue	Change
					Dollar		Percentage
Revenues:
Real estate brokerage commissions	$292,889	90.4%	$299,759	90.2%	$(6,870)	-2.3%	(2.3)%
Financing fees	28,099	8.7	29,391	8.8	(1,292)	-4.4%	(4.4)%
Other revenues	2,852	0.9	3,233	1.0	(381)	-11.8%	(11.8)%
Total revenues	323,840	100	332,383	100	(8,543)	-2.6%	(2.6)%
Operating expenses:
Cost of services	217,360	67.1	219,194	65.9	(1,834)	-0.8%	(0.8)%
Selling, general and administrative	73,004	22.6	64,673	19.5	8,331	12.9%	12.9%
Depreciation and amortization	2,924	0.9	2,850	0.9	74	2.6%	2.6%
Total operating expenses	293,288	90.6	286,717	86.3	6,571	2.3%	2.3%
Operating income	30,552	9.4	45,666	13.7	(15,114)	-33.1%	(33.1)%
Other income, net	978	0.3	323	0.1	655	202.8%	202.8%
Interest expense	(229)	0.0	(144)	0.0	(85)	59.0%	59.0%
Income before provision for income taxes	31,301	9.7	45,845	13.8	(14,544)	-31.7%	(31.7)%
Provision for income taxes	9,939	3.1	11,921	3.6	(1,982)	-16.6%	(16.6)%
Net income	$21,362	6.6%	$33,924	10.2%	$(12,562)	-37.0%	(37.0)%
Adjusted EBITDA (1)	$36,633	11.3%	$50,985	15.3%	$(14,352)	-28.1%	(28.1)%
(1)Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”
Revenues
Our total revenues were $323.8 million for the three months ended September 30, 2022 compared to $332.4 million for the same period in 2021, a decrease of $8.5 million, or 2.6%. Total revenues decreased as a result of decreases in real estate brokerage commissions, financing fees and other revenues, as described below.

Real estate brokerage commissions. Revenues from real estate brokerage commissions decreased to $292.9 million for the three months ended September 30, 2022 from $299.8 million for the same period in 2021, a decrease of $6.9 million, or 2.3%. While the number of transactions decreased by 8.6%, the sales volume increased by 8.6%, driven by revenue from the combined Middle Market and Larger Transaction Market, which increased 9.9%, representing 41.0% of the brokerage revenue in the third quarter of 2022 compared to 36.5% in the third quarter of 2021. As larger transactions typically earn lower commission rates, the average commission rate has decreased by 19 basis points in the third quarter of 2022 compared to the same quarter in 2021, which was the main driver for the overall decrease in revenue.
Financing fees. Revenues from financing fees decreased to $28.1 million for the three months ended September 30, 2022 from $29.4 million for the same period in 2021, a decrease of $1.3 million, or 4.4%, resulting primarily from a 13.7% decrease in the number of financing transactions, partially offset by a 5.7% increase in the average fee per transaction. The average fee rate declined by 7 basis points due to an increase in the average transaction size of 15.4% as a result of an increase in the number of larger size financing transactions, which typically earn lower commission rates.
Other revenues. Other revenues decreased to $2.9 million for the three months ended September 30, 2022 from $3.2 million for the same period in 2021, a decrease of $0.4 million, or 11.8%. The decrease was primarily driven by decreases in consulting and advisory services during the three months ended September 30, 2022, compared to the same period in 2021.
Total Operating Expenses
Our total operating expenses were $293.3 million for the three months ended September 30, 2022 compared to $286.7 million for the same period in 2021, an increase of $6.6 million, or 2.3%. The increase was due to increases in selling, general, and administrative expenses, partially offset by decreases in cost of services, as described below. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities.
Cost of services. Cost of services decreased to $217.4 million for the three months ended September 30, 2022 from $219.2 million for the same period in 2021, a decrease of $1.8 million, or 0.8%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenues noted above. Cost of services as a percentage of total revenues increased to 67.1% compared to 65.9% for the same period in 2021 primarily due to our senior investment sales and financing professionals who earn additional commissions after meeting certain annual financial thresholds, reaching their thresholds earlier due to the increase in sales volume.
Selling, general, and administrative expense. Selling, general and administrative expense for the third quarter of 2022 increased to $73.0 million, from $64.7 million compared to the same period in the prior year, an increase of $8.3 million or 12.9%. The change was primarily due to increases in (i) compensation related costs; (ii) business development, marketing and other support related to the long-term retention of our sales and financing professionals; and (iii) return to in-person agent and client business events, conferences, and meetings.
Depreciation and amortization expense. Depreciation and amortization expense was $2.9 million for both the three months ended September 30, 2022 and 2021.
Other Income, Net
Other income, net increased to $1.0 million for the three months ended September 30, 2022 from $0.3 million for the same period in 2021. The increase of $0.7 million was primarily driven by an increase of $1.9 million in income from investments, partially offset by an increase in foreign exchange loss of $0.9 million and an unfavorable change of $0.3 million in the value of our deferred compensation plan assets that are held in a rabbi trust.
Interest Expense
Interest expense increased by an immaterial amount for the three months ended September 30, 2022 compared to the same period in 2021, and primarily relates to interest expense on the Company’s SARs liability.
Provision for Income Taxes
The provision for income taxes was $9.9 million for the three months ended September 30, 2022, compared to $11.9 million for the same period in 2021, a decrease of $2.0 million. The effective income tax rate for the three months ended September 30, 2022, was 31.7% compared to 26.0% for the same period in 2021. The effective income tax rate increased primarily due to an increase in the valuation allowance with respect to our Canadian operations.

Comparison of Nine Months Ended September 30, 2022 and 2021
Below are key operating results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 (dollars in thousands):

	Nine Months Ended September 30, 2022	Percentage of Revenue	Nine Months Ended September 30, 2021	Percentage of Revenue	Change
					Dollar	Percentage
Revenues:
Real estate brokerage commissions	$934,483	89.9%	$715,458	89.3%	$219,025	30.6%
Financing fees	91,363	8.8	75,448	9.4	15,915	21.1%
Other revenues	13,415	1.3	10,400	1.3	3,015	29.0%
Total revenues	1,039,261	100.0	801,306	100.0	237,955	29.7%
Operating expenses:
Cost of services	670,170	64.5	506,882	63.3	163,288	32.2%
Selling, general and administrative	227,380	21.9	178,147	22.2	49,233	27.6%
Depreciation and amortization	10,167	0.9	8,806	1.1	1,361	15.5%
Total operating expenses	907,717	87.3	693,835	86.6	213,882	30.8%
Operating income	131,544	12.7	107,471	13.4	24,073	22.4%
Other income, net	967	0.1	2,737	0.3	(1,770)	(64.7)%
Interest expense	(547)	(0.1)	(436)	(0.1)	(111)	25.5%
Income before provision for income taxes	131,964	12.7	109,772	13.6	22,192	20.2%
Provision for income taxes	35,651	3.4	29,304	3.7	6,347	21.7%
Net income	$96,313	9.3%	$80,468	9.9%	$15,845	19.7%
Adjusted EBITDA	$151,394	14.6%	$124,790	15.6%	$26,604	21.3%
Revenues
Our total revenues were $1.0 billion for the nine months ended September 30, 2022 compared to $801.3 million for the same period in 2021, an increase of $238.0 million, or 29.7%. Total revenues increased as a result of increases in real estate brokerage commissions, financing fees and other revenues, as described below.
Real estate brokerage commissions. Revenues from real estate brokerage commissions increased to $934.5 million for the nine months ended September 30, 2022 from $715.5 million for the same period in 2021, an increase of $219.0 million, or 30.6%. The increase was primarily driven by a 41.3% increase in overall sales volume generated by a 10.9% increase in the number of investment sales transactions and a 27.4% increase in average transaction size. The revenue from the combined Middle Market and Larger Transaction Market increased 52.7% for the nine months ended September 30, 2022 as compared to the same period last year and represented 40.5% of the brokerage revenue for the nine months ended September 30, 2022, versus 34.6% of the brokerage revenue for the nine months ended September 30, 2021. The average commission rates in the nine months ended September 30, 2022 decreased by 14 basis points compared to the same period last year, primarily as a result of the increase in the number of larger transactions, which typically earn lower commission rates.
Financing fees. Revenues from financing fees increased to $91.4 million for the nine months ended September 30, 2022 from $75.4 million for the same period in 2021, an increase of $15.9 million, or 21.1%, resulting primarily from a 37.1% increase in average transaction size and a 33.8% increase in total financing volume, partially offset by a 2.4% decrease in the number of financing transactions. The average fee rate declined by 8 basis points as larger transactions typically earn lower commission rates.
Other revenues. Other revenues increased to $13.4 million for the nine months ended September 30, 2022 from $10.4 million for the same period in 2021, an increase of $3.0 million, or 29.0%. The increase was primarily driven by increases in consulting and advisory services during the nine months ended September 30, 2022, compared to the same period in 2021.

Total Operating Expenses
Our total operating expenses were $907.7 million for the nine months ended September 30, 2022 compared to $693.8 million for the same period in 2021, an increase of $213.9 million, or 30.8%. The increase was due to increases in cost of services, which are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities, selling, general and administrative costs and depreciation and amortization expense, as described below.
Cost of services. Cost of services increased to $670.2 million for the nine months ended September 30, 2022 from $506.9 million for the same period in 2021, an increase of $163.3 million, or 32.2%. The increase was primarily due to increased commission expenses driven by the related increased revenues noted above. Cost of services as a percentage of total revenues increased to 64.5% compared to 63.3% for the same period in 2021 primarily due to our senior investment sales and financing professionals who earn additional commissions after meeting certain annual financial thresholds, reaching their thresholds earlier due to the increase in sales volume.
Selling, general, and administrative expense. Selling, general and administrative expense for nine months ended September 30, 2022 increased to $227.4 million from $178.1 million compared to the same period in 2021, an increase of $49.2 million, or 27.6%. The change was primarily due to increases in (i) compensation related costs; (ii) business development, marketing and other support related to the long-term retention of our sales and financing professionals; and (iii) return to in-person agent and client business events, conferences, and meetings.
Depreciation and amortization expense. Depreciation and amortization expense increased to $10.2 million for the nine months ended September 30, 2022 from $8.8 million for the same period in 2021, an increase of $1.4 million, or 15.5%, principally related to additional amortization of intangible assets related to recent acquisitions and additional amortization of mortgage servicing rights due to the cancellation notices received on certain servicing contracts.
Other Income, Net
Other income, net decreased to $1.0 million for the nine months ended September 30, 2022 from $2.7 million for the same period in 2021. The decrease of $1.7 million was primarily driven by an increase in foreign exchange loss of $1.6 million, an unfavorable change of $3.1 million in the value of our deferred compensation plan assets that are held in a rabbi trust, partially offset by an increase of $2.5 million of income from investments and $0.4 million in sublease income.
Interest Expense
Interest expense increased by an immaterial amount for the nine months ended September 30, 2022 compared to the same period in 2021, and primarily relates to interest expense on the Company’s SARs liability.
Provision for Income Taxes
The provision for income taxes was $35.7 million for the nine months ended September 30, 2022, compared to $29.3 million for the same period in 2021, an increase of $6.3 million. The effective income tax rate for the nine months ended September 30, 2022, was 27.0% compared to 26.7% for the same period in 2021. The effective income tax rate increased primarily due to the change in the relationship of permanent nondeductible items to income before provision for income taxes and an increase in the valuation allowance with respect to our Canadian operations. These increases were partially offset by the windfall tax benefits, net related to the settlement of stock-based awards.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$21,362	$33,924	$96,313	$80,468
Adjustments:
Interest income and other (1)	(2,365)	(503)	(3,959)	(1,470)
Interest expense	229	144	547	436
Provision for income taxes	9,939	11,921	35,651	29,304
Depreciation and amortization	2,924	2,850	10,167	8,806
Stock-based compensation	4,544	2,703	12,675	7,653
Non-cash MSR activity (2)	—	(54)	—	(407)
Adjusted EBITDA	$36,633	$50,985	$151,394	$124,790
(1)Other includes net realized gains (losses) on marketable debt securities available-for-sale.
(2)Non-cash MSR activity includes the assumption of servicing obligations.
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
Cash Flows
Our total cash and cash equivalents balance decreased by $111.3 million to $270.9 million at September 30, 2022, compared to $382.1 million at December 31, 2021. The following table sets forth our summary cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash flows (used in) provided by operating activities	$(11,775)	$99,593
Net cash flows used in investing activities	(31,291)	(55,782)
Net cash flows used in financing activities	(67,774)	(6,081)
Effect of currency exchange rate changes on cash and cash equivalents	(436)	125
Net (decrease) increase in cash and cash equivalents	(111,276)	37,855
Cash and cash equivalents at beginning of period	382,140	243,152
Cash and cash equivalents at end of period	$270,864	$281,007

Operating Activities
Cash flows used in operating activities were $11.8 million for the nine months ended September 30, 2022 compared to cash flows provided by operating activities of $99.6 million for the same period in 2021. The $111.4 million decrease in cash flows from operating activities for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to increased operating expenses as discussed above, an increase in advances and loans to our investment sales and financing professionals, a higher amount of bonuses and deferred compensation and commissions paid in the first quarter of 2022, and increased payments of income taxes. These increases were partially offset by increased revenues as discussed above. The cash flows from operating activities are also affected by timing of certain cash receipts and payments.
Investing Activities
Cash flows used in investing activities were $31.3 million for the nine months ended September 30, 2022 compared to cash flows used in investing activities of $55.8 million for the same period in 2021. The $24.5 million decrease in cash used in investing activities for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to a net decrease of $41.8 million in net cash used to purchase securities in 2022 compared to the same period in 2021, partially offset by $12.5 million paid in 2022 for the acquisition of a business and an increase of $4.3 million in purchases of property and equipment in 2022 over the same period in 2021.
Financing Activities
Cash flows used in financing activities were $67.8 million for the nine months ended September 30, 2022 compared to $6.1 million for the same period in 2021. The $61.7 million additional cash flow used in financing activities for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the payment of $50.2 million of dividends and $5.7 million in stock repurchases in 2022, which did not occur in 2021, and an increase of $4.9 million of taxes paid related to net share settlement of stock-based awards.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next 12 months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of September 30, 2022, cash and cash equivalents and marketable debt securities, available-for-sale, aggregated $572.0 million, and we had $59.5 million of borrowing capacity under our Credit Agreement.
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
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of September 30, 2022, the Company has agreed to a maximum aggregate guarantee obligation of $54.1 million relating to loans with an unpaid balance of $324.9 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

Material Cash Requirements
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 through the date the condensed consolidated financial statements were issued, other than for the payment of dividends declared by our board of directors in the first quarter of 2022, aggregating $52.1 million, and a semi-annual regular dividend of $0.25 per share on outstanding common stock declared on August 2, 2022, aggregating $10.5 million.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors, including the effects of the COVID-19 pandemic on the broader economy.
The Federal Reserve’s efforts to combat inflation through monetary policy including ramping-up quantitative tightening and by raising the Federal Funds Rate has escalated. While commercial real estate investments are generally considered to be relatively inflation resistant, the upward pressure on interest rates has the potential to affect investor activity and therefore transactional activity from which we generate revenues. Investor activity could depend on the magnitude of changes in interest rates relative to the elevated level of capital liquidity targeting commercial real estate. The actual economic impact from inflation on our business remains unknown at this time.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and other. As of September 30, 2022, the fair value of investments in marketable debt securities, available-for-sale was $301.1 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash and cash equivalents) was AA as of September 30, 2022. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of September 30, 2022 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease …..................	$5,576
1% Decrease …..................	$2,788
1% Increase …..................	$(2,787)
2% Increase …..................	$(5,572)
Due to the nature of our business and the manner in which we conduct our operations, we believe we do not face any material interest rate risk with respect to other assets and liabilities, equity price risk or other market risks. The functional currency of our Canadian operations is the Canadian dollar. We are exposed to foreign currency exchange rate risk for the settlement of transactions of the Canadian operations as well as unrealized translation adjustments. Historically foreign exchange rate risk has not been material. However, due to the strengthening of the US dollar against the Canadian dollar, we recognized a $1.3 million unrealized foreign exchange loss in the third quarter of 2022.
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that as of September 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a number of our employees and independent contractors are still working remotely. The design of our processes and controls allow for remote execution with accessibility to secure data. Given the current environment, we are continually monitoring and assessing the design and operating effectiveness on our internal controls.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On August 2, 2022, our Board of Directors authorized a common stock repurchase program of up to $70 million. As of September 30, 2022, $62.4 million of common stock remains eligible for repurchase under the program.
Share repurchase activity during the nine months ended September 30, 2022 was as follows:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	—	$—	—	$—
August 1, 2022 - August 31, 2022	—	$—	—	$—
September 1, 2022 - September 30, 2022	226,795	$33.41	226,795	$62,422,637
Total	226,795		226,795	$62,422,637

(1)Excludes shares withheld for employee taxes upon vesting of stock-based awards. Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
John David Parker and Richard Matricaria Employment Agreements

On August 4, 2022, the Company entered into employment agreements (the “Employment Agreements”) with John David Parker in his capacity as Chief Operating Officer – Eastern Division and Richard Matricaria in his capacity as Chief Operating Officer – Western Division. The Employment Agreements set forth the terms of their continued employment in such roles. The Employment Agreements include the following material terms:
•Messrs. Parker and Matricaria’s employment with the Company is at-will and either the Company or the executive may terminate his respective Employment Agreement with or without cause.
•Messrs. Parker and Matricaria are entitled to receive a monthly salary of $33,333.33 paid in semi-monthly installments, pro-rated for less than a full year of service.
•Messrs. Parker and Matricaria are each eligible to receive an annual discretionary cash incentive bonus targeted at $1,550,000 per calendar year for 2022 and continuing thereafter. Such bonuses will be based 60% on the Company’s financial and non-financial performance against goals, and 40% based on personal goals that will be set with each executive’s input. In the event that the Company does not meet a minimum of 50% of its pre-tax income goal, no bonuses will be paid to the executives for that year, unless special considerations are determined by the compensation committee of the Company’s board of directors (the “Compensation Committee”).
•Messrs. Parker and Matricaria are eligible for long term incentive compensation in the form of RSUs. Subject to the approval of the Compensation Committee, each executive will be eligible to receive an RSU grant potential equivalent of up to 50% of such executive’s actual discretionary cash bonus earned and paid each year, subject to the clawback rules implemented by the Securities and Exchange Commission and/or the exchange listing standards. Twenty-five percent of the RSU long-term incentive compensation will be based on the year’s overall results and twenty-five percent will be based on progress toward achieving the Company’s long-term goals and such executive’s contribution towards those long-term goals.

The foregoing summary of the Employment Agreements does not purport to be complete and is subject in its entirety by the terms of each Employment Agreement, copies of which are filed as Exhibits 10.2 and 10.3 hereto and incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

10.1+
Second Amended and Restated Credit Agreement dated July 28, 2022, by and between Marcus & Millichap, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2022, filed on August 5, 2022).

10.2+
Employment Agreement by and between John David Parker and Marcus & Millichap, Inc., dated August 4, 2022 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2022, filed on August 5, 2022).

10.3+
Employment Agreement by and between Richard Matricaria and Marcus & Millichap, Inc., dated August 4, 2022 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2022, filed on August 5, 2022).

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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Net Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
+    Previously filed.
*    Filed herewith.
**    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	November 4, 2022	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2022	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)

HIDDEN IXBRL