Form 10-K
period 2022-12-31
Marcus & Millichap, Inc.
filed 2023-02-28
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________
FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission File Number 001-36155
________________________
MARCUS & MILLICHAP, INC.
(Exact name of registrant as specified in its charter)
________________________

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
________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2022 was approximately $906.9 million, based on the closing price per share of common stock on June 30, 2022 of $36.74 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and executive officers of the registrant and 10% stockholders who are affiliates are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
As of February 23, 2023, there were 39,243,988 shares of the registrant’s common stock outstanding.
________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on May 2, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2022.

MARKET, INDUSTRY AND OTHER DATA
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on (i) information gathered from various sources, (ii) certain assumptions that we have made, and (iii) on our knowledge of the commercial real estate market. While we believe that the market position, market opportunity and market size information that is included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is generally based on information available through the nine months ended September 30, 2022 since full year 2022 information may not yet have been published. We use market data from CoStar Group, Inc. and Real Capital Analytics that consists of list side information of sales transactions of multifamily, retail, office, and industrial buildings, with a value of $1 million or more.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements, including the Company’s business outlook for 2023, the anticipation of further interest rate increases and inflation, the execution of our capital return program, including a semi-annual dividend, and the stock repurchase program, and expectations for market share growth. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•general uncertainty in the capital markets, a worsening of economic conditions, and the rate and pace of economic recovery following an economic downturn;
•changes in our business operations;
•market trends in the commercial real estate market or the general economy, including the impact of rising inflation and higher interest rates;
•our ability to attract and retain qualified senior executives, managers, and investment sales and financing professionals;
•the effects of increased competition on our business;
•our ability to successfully enter new markets or increase our market share;
•our ability to successfully expand our services and businesses and to manage any such expansions;
•our ability to retain existing clients and develop new clients;
•our ability to keep pace with changes in technology;
•any business interruption or technology failure, including cyber and ransomware attacks, and any related impact on our reputation;
•changes in interest rates, availability of capital, tax laws, employment laws, or other government regulation affecting our business;
•our ability to successfully identify, negotiate, execute, and integrate accretive acquisitions; and
•other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.
In addition, in this Annual Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “goal,” “expect,” “predict,” “potential,” “should,” and similar expressions, as they relate to our Company, our business, and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.
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
Item 1. Business
Company Overview
Marcus & Millichap, Inc. (“MMI”) is a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research, and advisory services. We are the leading national investment brokerage company in the $1 million to $10 million private client market segment. This is the largest and most active market segment and comprised approximately 83% of total U.S. commercial property transactions greater than $1 million in the marketplace in 2022. As of December 31, 2022, we had 1,904 investment sales and financing professionals that are primarily exclusive commission-based independent contractors who provide real estate investment brokerage and financing services to sellers and buyers of commercial real estate in 81 offices in the United States and Canada. In 2022, we closed 12,272 sales, financing, and other transactions with total sales volume of approximately $86.3 billion.
We service clients by underwriting, marketing, selling, and financing commercial real estate properties in a manner that maximizes value for sellers, provides buyers with the largest and most diverse inventory of commercial properties, and secures the most competitive financing from lenders for borrowers. Our business model is based on several key attributes:
•for more than 50 years, we have provided investment brokerage and financing services through proprietary inventory and marketing systems, policies and a culture of information sharing, and in-depth investment brokerage training. Our sales force executes these services under the supervision of a dedicated sales management team focused on client service and growing the firm;
•market leading share and brand within the $1 million to $10 million private client market segment, which consistently represents more than 80% of total U.S. commercial property transactions greater than $1 million in the marketplace;
•investment sales and financing professionals providing exclusive client representation across multiple property types;
•a broad geographic platform in the United States and Canada powered by information sharing and proprietary real estate marketing technologies;
•an ability to scale with our private clients as they grow and connect private capital with larger assets through our Institutional Property Advisors (“IPA”) division;
•a financing team integrated with our brokerage sales force providing independent mortgage brokerage services by accessing a wide range of lenders on behalf of our clients;
•a sales management team that supports and leads as Company executives and that does not compete with or participate in investment sales or financing professionals’ commissions; and
•industry-leading research and advisory services tailored to the needs of our clients and supporting our investment sales and financing professionals.
Corporate Information
We were formed as a sole proprietorship in 1971, incorporated in California on August 26, 1976 as G. M. Marcus & Company, and we were renamed as Marcus & Millichap, Inc. in August 1978, Marcus & Millichap Real Estate Investment Brokerage Company in September 1985, and Marcus & Millichap Real Estate Investment Services, Inc., (“MMREIS”), in February 2007. Prior to the completion of our initial public offering (“IPO”), MMREIS was majority-owned by Marcus & Millichap Company (“MMC”) and all of MMREIS’ preferred and common stock outstanding was held by MMC and its affiliates or officers and employees of MMREIS. In June 2013, in preparation for the spin-off of its real estate investment services business, MMC formed a Delaware holding company called Marcus & Millichap, Inc. Prior to the completion of our IPO in November 2013, the shareholders of MMREIS contributed the shares of MMREIS to MMI in exchange for common stock of MMI, and MMREIS became a wholly-owned subsidiary of MMI.

Our Services
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, and providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. In 2022, approximately 90% of our revenues were generated from real estate brokerage commissions, 9% from financing fees, and 1% from other revenue, including consulting and advisory services.
We divide commercial real estate into four major market segments, characterized by price in order to understand trends in our revenue from period to period:
•Properties priced less than $1 million;
•Private client market: properties priced from $1 million to up to but less than $10 million;
•Middle market: properties priced from $10 million to up to but less than $20 million; and
•Larger transaction market: properties priced from $20 million and above.
We serve clients with one property, multiple properties and large investment portfolios. The largest group of investors we serve typically transacts in the $1 million to $10 million private client market segment. The investment brokerage and financing professionals serving private clients within the private client market segment represent the largest part of our business, which differentiates us from our competitors. In 2022, approximately 58% of our brokerage commissions came from this market segment. Properties in this market segment are characterized by higher asset turnover rates due to the type of investor as compared to other market segments. Private clients are often motivated to buy, sell and/or refinance properties not only for business reasons but also due to personal circumstances, such as death, divorce, taxes, changes in partnership structures and other personal or financial circumstances. Therefore, private client investors are influenced less by the macroeconomic trends than other large-scale investors, making the private client market segment less volatile over the long-term than other market segments. Accordingly, our business model distinguishes us from our national competitors, who may focus primarily on the more volatile larger transaction and middle market segments, or on other business activities such as leasing or property management, and from our local and regional competitors, who lack a broad national platform.
Geographic Locations
We were founded in 1971 in the western United States, and we continue to increase our presence throughout North America through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory, and competitive landscape opportunities where we believe the markets will benefit from our business model. We have grown to have offices in 36 states across the United States and in four provinces in Canada.

Below is a map reflecting the geographic location of our 81 offices as of December 31, 2022.
Commercial Real Estate Investment Brokerage
Our primary business and source of revenue is the representation of commercial property owners as their exclusive investment broker in the sale of their properties. Our investment sales professionals also represent buyers in fulfilling their investment real estate acquisition needs. Commissions from real estate investment brokerage sales accounted for approximately 90% of our revenue in 2022. Sales are generated by maintaining relationships with property owners, providing market information and trends to them during their investment or “hold” period, and being selected as their representative when they decide to sell, buy additional property, or exchange their property for another property. We collect commissions upon the sale of each property based on a percentage of sales price. These commission percentages are typically inversely correlated with sales price and thus are generally higher for smaller transactions.
We underwrite, value, and market properties to reach the largest and most qualified pool of buyers. We offer our clients one of the industry’s largest team of investment sales professionals, who operate with a culture and policy of information sharing powered by our proprietary system, MNet, which enables real-time buyer-seller matching. We use a proactive marketing campaign that leverages the investor relationships of our entire sales force, direct marketing and a suite of proprietary web-based tools that connects each asset with the right buyer pool. Additionally, in January 2023, we launched a division focused on commercial property auction services to offer clients an accelerated way to buy and sell commercial property as a complement to our traditional property marketing channels. We strive to maximize value for the seller by generating high demand for each property. Our approach also provides a diverse, consistently underwritten inventory of investment real estate for buyers. When a client engages one of our investment sales professionals, they are engaging an entire system, structure, and organization committed to maximizing value for them.

In 2022, we closed 9,111 real estate brokerage transactions in a broad range of commercial property types, with a total sales volume of approximately $68.1 billion. For more than 15 years, we have closed more transactions than any other firm.
We are building on our track record of strength in multifamily, retail, office, and industrial properties by expanding our coverage of additional property types. These include hospitality, self-storage, seniors housing, healthcare, land, and manufactured housing properties, where we are already a leading broker but have significant room for additional growth due to market size, fragmentation, and specific geographic market opportunities. We are also expanding our specialty group management and support infrastructure, specialized branding, and business development customized for each property type. In addition, we are continuously focusing on our recruitment efforts for new and experienced investment sales and financing professionals. We expect that these efforts will expand our presence and result in increased business in these property types.
We service clients in all market segments by underwriting, marketing, selling and financing commercial real estate properties in a manner that maximizes value for sellers and provides buyers with the largest and most diverse inventory of commercial properties. In addition, we achieve growth by leveraging the strength of our relationships in the private client market segment to increase our share of the middle and larger transaction market segments. Because commission rates earned on commercial properties are typically inversely correlated with sales price, our expansion into the middle and larger transaction market segments has led to our average commission rates fluctuating from period-to-period as a result of changes in the relative mix of transactions closed in the middle and larger transaction market segments as compared to the private client market segment.
The following table sets forth the number of investment sales transactions, sales volume, and revenue by commercial real estate market segment for real estate brokerage in 2022 compared to 2021:

	2022			2021			Change
Real Estate Brokerage:	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	936	$560	$24,809	1087	$732	$30,681	(151)	$(172)	$(5,872)
Private Client Market ($1 – <$10 million)	6,850	24,474	682,019	7,300	24,339	693,996	(450)	135	(11,977)
Middle Market ($10 – <$20 million)	735	9,980	188,593	643	8,874	170,230	92	1,106	18,363
Larger Transaction Market (≥$20 million)	590	33,074	274,889	622	33,562	276,062	(32)	(488)	(1,173)
	9,111	$68,088	$1,170,310	9,652	$67,507	$1,170,969	(541)	$581	$(659)
Financing
Marcus & Millichap Capital Corporation (“MMCC”) is a financial intermediary that provides commercial real estate capital markets solutions, including senior debt, mezzanine debt, joint venture and preferred equity, as well as loan sales and consultative/due diligence services to commercial real estate owners, developers, investors, and capital providers. Our advisors assist clients to secure capital for both acquisitions and the refinancing of single assets and portfolios. MMCC generates revenue from advisory fees collected from capital placement with an assortment of capital providers including national and regional banks, credit unions, private equity funds, insurance companies, government agencies, including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal Housing Administration (“FHA”), conduit lenders, debt funds, hard money lenders, and structured debt facilitators (including preferred equity and mezzanine providers). MMCC additionally receives recurring loan performance fees from certain lenders and other incentive-based fees based on achieving certain production thresholds. MMCC’s financing fees vary by loan amount, transactional complexity, and loan type. In 2022, MMCC completed 2,143 financing transactions representing total financing volume of approximately $12.8 billion, resulting in $113.0 million in financing fees, which accounted for approximately 9% of MMI’s total revenue. The combination of MMCC’s size, market reach, and financing volume enables us to establish long-term relationships with various capital sources. This, in turn, improves MMCC’s value proposition to borrowers who are seeking competitive rates and terms. MMCC seeks to secure the most competitive financing solutions for each client’s specific needs and requirements. During 2022, approximately 41% of MMCC’s revenue came from placing acquisition financing, 37% from refinancing activities, and 22% from other financing activities.

MMCC is fully integrated with the investment sales force in our brokerage offices. MMCC financing professionals are supervised by our MMCC management team and regional managers, who promote cross-selling, information-sharing, business referrals, and high-quality customer service within the offices. The MMCC national network of financing professionals is also supported by a dedicated, nationally focused management team coordinating access to a broad range of national and regional capital sources. By combining these resources with the latest property and capital markets data and information, we can differentiate ourselves in the marketplace and deliver tailored financial solutions that meet our clients’ financial objectives. In 2021, MMCC entered into a strategic alliance with M&T Realty Capital Corporation (“MTRCC”) enabling MMCC to provide clients with increased access to MTRCC’s affordable and conventional multifamily agency financing through a highly streamlined process with dedicated resources. MTRCC has a Delegated Underwriting and Servicing Agreement (“DUS Agreement”) with Fannie Mae and is an approved lender for Freddie Mac’s Conventional and Targeted Affordable Housing loans.
Ancillary Services: Research, Advisory and Consulting
Our research, advisory, and consulting services are designed to assist clients in forming their investment strategy and making transaction decisions. Our advisory and consulting services are coordinated with both our investment sales and financing professionals and are designed to provide market and property focused market research, publications, and customized analysis that increase customer loyalty and help sustain long-term relationships.
We provide a wide range of advisory and consulting services to developers, lenders, owners, real estate investment trusts, high-net-worth individuals, pension fund advisors, and other institutions. Our advisory services include opinions of value, operating and financial performance benchmarking analysis, specific asset buy-sell strategies, market and submarket analysis and ranking, portfolio strategies by property type, market strategy, development and redevelopment feasibility studies, and other services.
Competitive Strengths
We believe the following strengths provide us with a competitive advantage and opportunities for success:
National Platform Built on Investment Brokerage and Financing Services
We have built a leading national platform serving our clients’ needs of investment brokerage and financing services. We continue to be focused on investment brokerage, financing, and other services complementary to our business. Our commitment to specialization is reflected in how we generally organize our investment sales and financing professionals by market area and property type, which enhances our investment sales and financing professionals’ skills, relationships, and market knowledge required for achieving the best results for our clients. As a result of these founding principles, we offer an efficient system of matching each property with the largest pool of qualified buyers and therefore maximizing value in the process.
Market Leader in the Private Client Market Segment
Since our founding, we have focused on being the leading service provider to the $1 million to $10 million private client market segment. This segment is the largest by ownership and transaction count and consistently accounts for over 80% of total U.S. commercial property transactions and over 60% of the commission pool. It is comprised of high-net-worth individuals, partnerships, and small private fund managers with both passive, long-term investments, as well as those with opportunistic and short-term investment horizons. Private clients are often motivated to buy, sell, and/or refinance properties not only for business reasons but also due to personal and financial circumstances. The vast size and personal transaction drivers of private clients make this market segment the most active in terms of sales velocity. In addition, this market segment is highly fragmented with the top 10 brokerage firms accounting for approximately 21% of transactions in 2022. We are the leading broker in the $1 million to $10 million private client market segment based on transaction count in 2022. With our established market leadership and brand name, we have significant room for market share expansion by further consolidating our leadership position in this market segment.
In addition, the private client market segment is characterized by high barriers to entry. These barriers include the need for a large, specialized sales force prospecting private clients, the difficulties in identifying, establishing, and maintaining relationships with such investors, capabilities of exposing properties to a large pool of potential buyers, and the challenge of serving their needs locally, regionally, and nationally. We believe this private client market segment is the least covered market segment by other national firms and is significantly underserved by local and regional firms that lack a national platform.
Platform Built for Maximizing Investor Value
We have built our business to maximize value for real estate investors through an integrated set of services geared toward our clients’ needs. We are committed to an investment brokerage specialization and providing one of the largest sales force in the industry, promoting a culture and policy of information sharing on each property we represent, and equipping our investment sales professionals with exclusive real estate inventory and marketing technologies that enhance the marketability of the properties we represent. Our system generates real-time buyer-seller matching and maximizes value one property at a time. Our investment sales organization can therefore underwrite and market investment real estate to the largest pool of qualified buyers. We coordinate proactive marketing campaigns across investor relationships and resources of the entire firm, far beyond the capabilities of an individual listing agent. These efforts produce wide exposure to investors whom we identify as high-probability bidders for each property. To grow with our clients, we established the IPA division to serve the needs of our private client investors who are now seeking higher valued properties as well as larger institutional investors. Our ability to bridge private capital with larger, institutional assets creates value for private and larger transaction clients, while offering growth opportunities and strengthening the retention of our investment sales and financing professionals.
We have one of the largest teams of financing professionals in the investment brokerage industry through MMCC. MMCC provides financing expertise and access to debt and capital sources by identifying and securing competitive loan pricing and terms for our clients across a broad range of potential lenders and financing alternatives. Based on the most recent data, we are a leading mortgage broker in the industry based on the number of financing transactions closed in 2022. Our dedicated market research teams analyze the latest local and national economic and real estate trends and produce proprietary analyses for our clients, enabling them to make informed investment and financing decisions. Integrating all these services into a single national platform increases opportunities to maximize value for our clients across multiple property types, market segments, and geographies.
Local Management with Significant Investment Brokerage Experience
Our local management team members are dedicated to recruiting, training, developing, and supporting our investment sales and financing professionals. The majority of our local management team are former senior investment sales professionals of our Company who now focus on management, do not compete with our sales force, and have an average of 14 years of real estate investment brokerage experience with our Company. Our training, development, and mentoring programs rely greatly on the regional managers’ personal involvement. Their past experience as senior investment sales professionals plays a key role in developing new and experienced investment sales and financing professionals. They help our junior professionals establish technical and client service skills as well as set up, develop, and grow relationships with clients. We believe this management structure has helped differentiate the firm from our competitors and ultimately achieves better results for our clients.

Growth Strategy
We have demonstrated the ability over the long-term to manage through the cyclical market and continue to be a leader in the $1 million to $10 million private client market segment. The following graph shows the number of transactions and sales volume of all investment sales, financing and other transactions from 2013 to 2022:
We have a long track record of growing our business model driven by opening new offices, recruiting, training, and developing new investment sales and financing professionals as well as deploying our client-focused business model to increase coverage of specialty property types and the middle and larger transaction market segments. Our long-term growth plan has focused on investing in our current business model through organic growth and acquisitions to provide our unique business model to a wider client base. Since 2013, our revenue has increased more than threefold, and we have grown from slightly over 1,000 investment sales and financing professionals to more than 1,900 in the United States and Canada. Our future growth will depend on continually expanding our national footprint and optimizing the size, product segmentation, and specialization of our team of investment sales and financing professionals. The key strategies of our growth plan include:
Increase Market Share in the Private Client Market Segment
Our leading position in the private client market segment and inherent fragmentation continues to provide significant opportunity for us to expand and bring our client service offerings to a larger portion of this expansive market segment. We can continue to leverage our existing platform, relationships, and brand recognition among private clients to grow through expanded marketing and coverage.
Focused Market Expansion
Since we currently have offices in most major-market and mid-market metropolitan cities, our growth is expected to come from focused market expansion in existing office locations and new locations from acquisitions, targeted hiring, and increased coverage of specialty property types. We have targeted markets based on population, employment, level of commercial real estate sales, inventory, and competitive landscape. Our optimal office plans are used to capitalize on these factors by tailoring sales force size, coverage, and composition by office and business activity to direct efforts to offices with the most opportunity where we believe we can leverage our national footprint and proprietary real estate marketing technologies. These initiatives do not require significant increases in the number of offices or in the size of our offices, which allows us to leverage our current office locations without significant incremental investment.

Expand and Develop Our Team of Investment Sales Professionals
A key to growing our business is hiring, training, and developing investment sales professionals. We are always focused on hiring experienced investment sales professionals through our recruiting department, specialty directors, and regional managers in support of our expansion strategy. Our new investment sales professionals are trained in all aspects of real estate fundamentals, client service, and our proprietary marketing technologies through formal training, apprenticeship programs, the William A. Millichap Fellowship Program (discussed below), and mentorship by our dedicated regional, district and division managers, as well as our senior investment sales and financing professionals. As these investment sales professionals mature, we continue to provide them with identified best practices and training in specialty property types. We believe this model creates a high level of teamwork, as well as operational and client service consistency. Please see “Human Capital Management” for more information.
Pursue Selective Acquisitions
Acquisitions continue to be a strategy to supplement the growth of our sales force and the services that we provide to our clients. We continually explore acquisition opportunities to augment our investment brokerage and financing services businesses. We primarily look for acquisitions of small-to-medium size investment brokerage and financing services businesses with teams of professionals with consistent revenue and earnings trends, which will expand our geographic or property type coverage.
Grow in Specialty Property Types and Middle and Larger Transaction Market Segment Presence
Leveraging our current business model into specialty property types and to the middle and larger transaction market segments opens up significant opportunities for growth.
Specialty Property Types
We believe that specialty property types, including hospitality, self-storage, seniors housing, land, and manufactured housing offer significant opportunities for our clients. By deploying our unique business model to increase coverage of these property types, we can create growth for us as well as enhance value for our clients through diversification. To create these opportunities, we are increasing our property type expertise by continuing to strategically add specialty directors who can bring added management capacity, business development, and investment sales professional support. These executives will work with our sales management team to increase investment sales professional hiring, training, development, and redeployment and to execute various branding and marketing campaigns to expand our presence in these targeted property types.
Middle and Larger Transaction Market Segments Presence
Our extensive relationships with private client investors who typically invest in the $1 million to $10 million private client market segment have enabled us to capture a greater portion of commercial real estate transactions in excess of $10 million and bridge the private client market investor to the middle market and larger transaction market segments in recent years. As property values increase and investors grow and expand, they require larger properties. Our IPA division positions us to provide our unique investment brokerage and financing services to investors in those market segments. Our ability to connect private client capital with middle and larger transaction market segment properties allows us to continue to serve our clients as they grow and plays a major role in differentiating our services. The IPA division is a group dedicated to servicing larger investors. This strategy has had market acceptance and provides a vehicle for growth by delivering our unique service platform within the middle and larger transaction market segments for the multifamily, retail, and office property types. The evolution of our investors and their utilization of our IPA division has driven incremental growth in these market segments. Hiring multiple investment sales teams into IPA in 2022 has expanded our capability to service clients and furthers our growth plan.
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
We have established alliances with national capital sources that provide access to an assortment of highly competitive products including Fannie Mae, Freddie Mac, and FHA. These alliances serve to expand the distribution network for each of our capital partners, while affording our financing professionals and clients with more favorable pricing and terms. We will continue to hire and acquire experienced financing professionals and companies to further grow our MMCC business, support the growth of our service platform, and establish relationships with various capital sources. Further, our internally developed training programs are directed at enhancing the skill sets for our professionals, promoting the MMCC value proposition, increasing our internal capture rate with our investment sales brokerage clients, and increasing activity with non-brokerage clients. As of December 31, 2022, we had 34 offices with financing professionals. We continue to capitalize on the synergies our financing professionals provide to our client-focused service platform with financing fees increasing 3.0% from $109.7 million in 2021 to $113.0 million in 2022.
Seasonality
There is seasonality in our real estate brokerage commissions and financing fees, which has generally caused our revenue, operating income, net income, and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. This historical trend could be disrupted either positively or negatively by market trends, macroeconomic uncertainties, geopolitical events, or natural disasters, which may impact, among other things, investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity, and the extent of limitations or availability of capital allocations for larger property buyers. For a more detailed description of our seasonality, refer to Item 1A – “Risk Factors – External Business Risks – Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Seasonality” of this Annual Report on Form 10-K.
Competition
We compete in real estate brokerage and financing within the commercial real estate industry on a national, regional, and local basis. Competition is based on a number of critical factors, including the quality and expertise of our investment sales and financing professionals, our execution skills, sales support, brand recognition, and our business reputation. We primarily compete with other brokerage and financing firms that seek investment brokerage and financing business from real estate owners and investors. To a lesser extent, we compete with in-house real estate departments, owners who may transact without using a brokerage firm, direct lenders, consulting firms, and investment managers. Our relative competitive position also varies across geographies, property types, and services. In investment brokerage, our competitors on a national level include CBRE Group Inc. ("CBRE"), Cushman & Wakefield plc ("Cushman"), Colliers International Group, Inc. ("Colliers"), Jones Lang LaSalle Incorporated (“JLL”), Newmark Group Inc. ("Newmark") and NAI Global. Competitors in financing services include institutional firms such as CBRE, JLL, Cushman, Walker & Dunlop, NorthMarq Capital, and a large group of local and regional mortgage banking firms. These investment brokerage firms mainly focus on larger sales and institutional investors and are not heavily concentrated in our largest market segment, which is the $1 million to $10 million private client market segment. However, there is crossover and competition between us and these firms. As a result of the fragmentation in the market, there are also numerous local and regional competitors in our markets, as well as competitors specializing in certain property types. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive.
Competition to attract and retain qualified professionals is also intense in each of our geographic regions and across all property types. We offer what we believe to be competitive compensation and support programs to our professionals. Our ability to continue to compete effectively will depend on retaining, motivating, and appropriately compensating our professionals.

Technology and Security
Investments in Technology
We have a long-standing tradition of technological orientation, innovation, and advancement. Our efforts include the development of proprietary applications designed to make the process of matching buyers and sellers faster and more efficient as well as state-of-the-art communication technology, infrastructure, internet presence, and electronic marketing.
We have a proprietary internal marketing system, MNet, which allows our investment sales professionals to share listing information with investors across the United States and Canada. MNet is an integrated tool that contains our entire property inventory, allowing our investment sales professionals to find listings with targeted criteria, such as searching by demographic data surrounding a target property, and to search for properties based on investors’ acquisition criteria. This system is an essential part of connecting buyers and sellers through our platform. Our policies require information sharing among our sales force, and the MNet system automates the process of matching each property we represent to the largest pool of qualified buyers tracked by our investment sales professionals. A part of MNet, called Buyer Needs, enables our sales force to register the investment needs of various buyers, which are then matched to our available inventory on a real-time basis.
A related application, MNet-Launch, is a system for automating the production of property marketing materials and launching marketing campaigns. MNet-Launch allows our investment sales professionals to create a listing proposal or marketing package, which automatically imports property information, data on comparable properties, and other information, and then dynamically populates our e-marketing, print, and internet media. This system allows our investment sales professionals to rapidly create professionally branded and designed materials for marketing properties on behalf of our clients in an efficient and timely manner. This web-based application improves efficiency by tightly integrating MNet data for transaction history, sales and rent comparables, and market insights that differentiate us in the marketplace. The proposals and marketing packages produced by MNet-Launch also deliver updated content and expanded demographic and financial analysis to better market those properties for our clients.
In 2020, we relaunched the Marcus & Millichap external website, bringing improved search capabilities and enhanced features for our investment sales professionals as well as our clients, via integrated deal room functionality. The website is designed not only to bring in new clients for our investment sales and financing professionals, but also to make our inventory of properties available for maximum exposure for our sellers, and to provide buyers with an opportunity to engage with our investment sales and financing professionals. In October 2022, we launched a new feature on our website called MyMMI, which allows investors to register for an account and create personalized criteria for inventory, research, and events notifications. Since its launch, over 27,000 visitors have created MyMMI accounts. We actively qualify leads generated from the saved search preferences and share those leads with our agents via our customer relationship management platform. During 2022, our websites averaged approximately 179,000 new visitors per month and approximately 623,000 page views per month and also served as a portal for delivery of online marketing materials and for deal collaboration.
Information Security and Risk Oversight
We maintain a comprehensive technology and information security program to ensure our technology platforms and systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We regularly perform evaluations of our information security program and continue to invest in our capabilities to keep the Company’s, our employees’, our independent contractors’ and our clients’ critical assets safe. Our Chief Information Officer is ultimately responsible for our information security program, which includes identifying threats, detecting potential attacks, and protecting our information assets. We have implemented information security monitoring capabilities designed to alert us to suspicious activity and developed an incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a breach. In addition, employees participate in ongoing mandatory trainings and receive communications regarding the cybersecurity environment to increase awareness throughout the firm. We also conduct enhanced information security trainings for specific, specialized employee populations.
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

Marketing and Branding
We were founded over 50 years ago on the idea that when investment sales and financing professionals collaborate, we can optimize outcomes for our clients. Today, we are known for (i) providing investment brokerage and financing services through our proprietary marketing system, (ii) our policies and culture of information sharing, and (iii) our in-depth investment brokerage training. All of this is executed under the supervision of a dedicated local, regional, and national management team focused on client service and growing the firm.
In recent years we have also garnered recognition among institutions and larger private investors due to our integrated platform and ability to link private and institutional capital. We continue to strengthen and broaden our name recognition and credibility by executing a variety of marketing and branding strategies. Locally, our offices and investment sales and financing professionals engage in numerous events, direct mail campaigns, and investor symposiums as well as participate in real estate conferences and organizations for various market segments and property types. Our regional managers and investment sales and financing professionals develop long-term client relationships and promote our brand through these activities.
Our research division produces more than 1,700 publications and client presentations per year and is a leading source of information for the industry as well as the general business media. We provide research on 10 commercial property types covering: multifamily, retail, office, industrial, single-tenant net lease, seniors housing, self-storage, hospitality, medical office, and manufactured housing, as well as capital markets/financing. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing, and yield trends. It is designed to assist investors in their strategy formation and decisions relating to specific assets and to help our investment sales and financing professionals develop and maintain relationships with clients.
Our transactional and market research expertise result in significant print, radio, television, and online media coverage including major national real estate publications such as Real Estate Forum, Multi-Housing News, Commercial Property Executive, Connect CRE, Wealth Management Real Estate, as well as local market business journals and major national news outlets such as CNBC, The Wall Street Journal, Los Angeles Times, The New York Times, Fox Business, Bloomberg Businessweek, Forbes, and numerous newspapers and trade publications in major metropolitan cities. Our CEO is frequently interviewed on national business channels, such as CNBC, Yahoo! Finance, TD Ameritrade, Fox Business, and Bloomberg to discuss the commercial real estate market. We frequently have featured speaking roles in key regional and national industry events, we are regularly quoted in regional and national publications and media, and we deliver content directly to the real estate investment community through print, electronic publications, and video. Nationally, our specialty groups and capital markets executives actively participate in various trade organizations, many of which focus on specific property types and provide an effective vehicle for branding and client relationship development.
We believe all of these activities create significant exposure and name recognition for our firm, which helps to build and foster strong, long-term client relationships.
Intellectual Property
We hold various trademarks and trade names, which include the “Marcus & Millichap” name. We believe our intellectual property plays a role in maintaining our competitive position in a number of the markets that we serve. With respect to the Marcus & Millichap name, we maintain trademark registrations for these service marks.

In addition to trade names, we have developed proprietary technologies for the provision of real estate investment services, such as MNet, MNet-Launch, and CapNet. We also offer proprietary research to clients through our research division. Given the importance of these proprietary technologies to our business, we seek to secure our rights under applicable intellectual property protection laws in these and any other proprietary assets that we use in our business. The expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights including the Marcus & Millichap name may have a material adverse effect on our business.
Government Regulation
We are subject to various real estate regulations, and we maintain real estate and other broker licenses in 47 states in the United States and four provinces in Canada. We are a licensed broker in each state in which we have an office, as well as those states where we frequently do business. We are also subject to numerous other federal, state, and local laws and regulations that contain general standards for, and prohibitions on, the conduct of real estate brokers and sales associates, including agency duties, collection of commissions, telemarketing, advertising, and consumer disclosures. One of our wholly-owned subsidiaries is subject to certain human resource, data security, information technology, and other compliance requirements due to its loan sale and consulting contracts with certain U.S. government agencies.
Employees and Investment Sales and Financing Professionals
Most of our investment sales professionals are classified as independent contractors under state and Internal Revenue Service guidelines. As such, we generally do not pay for the professionals’ expenses or benefits or withhold payroll taxes; rather, they are paid from the commissions earned by us upon the closing of a transaction, and these individuals do not earn a salary from which taxes are withheld. Our investment sales and financing professionals hold applicable real estate sales licenses for their function and execute a “Salespersons Agreement” setting out the relationship between the professional and us. Each professional is obligated to provide brokerage services exclusively to us, and is provided access to our information technology, research and other support and business forms. Each professional generally reports on their activities to either the local regional manager, or in some cases, to product specialty managers.
Environmental Sustainability
We recognize that operating our business in an environmentally sustainable manner is important to our success. For this reason, we are exploring ways to address the environmental impact of our business, reduce carbon emissions, increase energy efficiency, reduce waste, and limit our consumption of natural resources.
Climate Measures
As an organization, we have made a commitment to identifying, mitigating, and managing risks associated with climate change. In addition, although we do not own or manage real property, we recognize the impact our activities, as well as those of our clients and vendors, may have on the environment and are exploring ways to reduce these impacts. We have enacted policies designed to manage our environmental impact and support our clients in their efforts to advance their own sustainability initiatives.
Resource Consumption
We are similarly focused on reducing our waste and energy usage. In addition to exploring the use of reusable materials, the methods of reducing waste, and potential energy efficient improvements, we have pivoted to the use of technology such as online deal rooms and e-signing vendors to reduce paper waste and have partnered with e-waste recycling vendors to recycle our physical technology equipment or dispose of it in an environmentally sound manner.
We are committed to leasing office space in LEED Certified, Energy Star Rated, and BOMA Best Gold buildings where appropriate and are working with our current landlords to make environmentally sustainable improvements. Thirty-two of our current offices are located in such buildings, and we expect this number to increase as leases expire and new space is acquired. Additionally, we facilitate remote work where appropriate and have invested in best-of-class tools to allow our team to work at the highest levels outside the office, thereby reducing the carbon footprint associated with unnecessary office energy consumption and a regular commute. We also request data regarding our energy consumption and our utilization of other natural resources from each of our landlords.
We plan to regularly evaluate our environmental sustainability policies and practices to identify potential opportunities for further improvements and support the environmental sustainability initiatives of our employees and vendors.
More information on our Commitment to Sustainability policy can be found at https://www.marcusmillichap.com/a-commitment-to-sustainability. The content of the websites referred to in this Annual Report on Form 10-K are not incorporated by reference into this document.
Human Capital
We consider our relationship with our employees and independent contractors to be good, and we endeavor to offer reasonable and equitable opportunities to create a workplace that is welcoming, diverse, inclusive, equitable, safe, engaged, and respectful of all people. We take recruiting, development, training, and the retention of talent very seriously to help drive long-term value. Our local management team members, as executives of the Company, are dedicated to recruiting, training, developing, and supporting our investment sales and financing professionals. The majority of our local management teams are former senior investment sales professionals of the Company, who now focus on management, do not compete with our sales force and have an average of 14 years of real estate investment brokerage experience with our Company.
Recruiting
We seek to attract talent by offering in-depth training to our employees, independent investment sales and financing professionals, as well as competitive salaries and benefit programs for our employees, competitive commissions and business support for our independent investment sales and financing professionals, and through our reputation as the top broker within the $1 million to $10 million private client market segment.
Development and Training
On the development and training front, our National Director of Development and Training was appointed in October 2021 to provide an even greater focus on the training and development of our investment sales and financing professionals. In addition, our regional managers provide extensive training and development to our sales force, including classroom training, coaching, mentoring, workshops, and working with and supporting our professionals. Their past experience as senior investment sales professionals plays a key role in developing new and experienced investment sales and financing professionals. They do not compete with our junior professionals and help to establish technical and client service skills as well as set up, develop, and grow relationships with clients. Our training programs are further facilitated and supported by Marcus & Millichap University, our learning management system and other professional development opportunities.
In 2021, we launched the William A. Millichap Fellowship Program, a comprehensive two-year training and development program designed to prepare participants for rewarding careers in commercial real estate. The Fellowship Program was launched in partnership with the Commercial Real Estate Women Network (“CREW Network”), a premier business network dedicated to transforming the commercial real estate industry by advancing women globally and Project Destined, a leading social impact platform that provides training in financial literacy, entrepreneurship, and real estate, and sponsors real estate internships in HBCUs and Public Universities. The Fellowship Program is currently conducted in 15 major cities within the U.S. The first fellowship group commenced in February 2022. We believe our training, development, and mentoring programs have helped differentiate us from our competitors and achieve better results for our clients.
In 2022, we continued to partner with a leading analytics and advisory company to implement a robust leadership training program for our senior leadership including our regional managers. This program includes a leadership strengths assessment, a leadership development program, and an employee engagement survey. We also have a variety of training programs available to our employees through LinkedIn Learning, as well as other training resources.
Retaining Talent
We address retention by offering a sales awards program to recognize, retain, and motivate our top investment sales and financing professionals; through our affiliation with Innovating Commerce Serving Communities, NAIOP, and National Multifamily Housing Council; providing business support from our various functional groups; providing the opportunity to earn additional commissions after meeting certain annual financial thresholds for more senior investment sales and financing professionals; and providing competitive base salaries and incentive opportunities for employees.
Diversity, Equity and Inclusion
We strive to create a company culture that embraces, supports, and promotes a diverse and inclusive workforce across all levels of the organization where people feel respected, valued, and heard. We are committed to and value an environment which recognizes and upholds the human rights of both our employees and our independent investment sales and financing professionals. To lead this effort, we have created the role of Head of Diversity, Equity and Inclusion, a Senior Director level position, reporting directly to our executive team. We continue to implement internal initiatives to increase diversity in our workforce and strengthen an inclusive culture. Among these initiatives are our sponsorships of CREW Network, Project Destined, AAREP, Project Reap, and CORE REimagined. We are currently a National Platinum Sponsor of CREW Network, as well as a local sponsor in Southern California with local board participation. Our affinity groups, MMWomen (Marcus & Millichap Women) and MMAA (Marcus & Millichap African Americans), hold various networking and virtual events designed for agents and originators who are interested in making connections across the firm, in addition to internal Company events such as Fireside Chats with leaders inside and outside the Company. In 2022, we also engaged in a new recruitment endeavor, partnering with the U.S. Department of Defense's SkillBridge program, which assists retiring military veterans retrain for, and transition to, civilian careers.
Communication and Engagement with Our Workforce
We also monitor and measure employee satisfaction and engagement through embedded management, human resource, and legal departments. The Company is committed to maintaining an environment where open, honest communications are the expectation, not the exception, and where employees feel comfortable in approaching supervisors or management with questions and concerns including instances in which potential violations of standards or policies may have occurred. Employees have the ability to communicate directly with Human Resources representatives regularly. In addition, we offer employees several methods to advise the Company of any workplace or compliance issues, including a confidential reporting hotline monitored by the Company’s Compliance Officer. In addition, we have relied on an industry leading employee engagement survey as an additional resource for employee feedback and communication.
Adaptation and Resilience
The Company’s structure and technology investments allow for rapid adaptation to market and societal conditions. We believe our nimble and resilient workforce coupled with cutting edge technology minimizes the likelihood of any significant impact of business disruptions and system outages. When the COVID-19 pandemic required the immediate closure of offices, the Company’s workforce pivoted to remote work and continued without disruption or delay.
Promoting Health, Well-being and Employee Safety
We are committed to protecting the health and safety of our employees, investment sales and financing professionals, and their families, while at the same time focusing on our clients’ success. To promote employee health and well-being, we have implemented health and safety measures, and remote work arrangements, with the goal of protecting our employees, investment sales and financing professionals, and clients. We continue to follow the local guidelines in cities where our offices are located. We have taken multiple measures to support our investment sales and financing professionals’ continued ability to generate and execute business remotely. Such measures include multiple technological solutions, intensified internal training and education, as well as a significant increase in client outreach and investor education webcasts.
To support employee well-being, we have rolled out the Learn to Live program. These digital tools are available anywhere, anytime to help employees identify thoughts and behavior patterns that affect their emotional well-being and work through them. It provides tools and instruction to manage stress, depression, anxiety, substance use, and sleep issues. The program includes one-on-one coaching, a support team to work through individual programs, and live and on-demand webinars. We also provide “Well-ness Resource Monthly Articles” to all employees, which are available on our intranet. Topics have included: healthy habits, burnout and resilience, financial wellness, vaccine information, breast cancer awareness, suicide prevention, and alcohol and substance abuse. We also hold an annual fitness challenge in which all employees can participate.
Community Engagement and Empowerment
We have participated in and continue to be involved in ongoing community and charity events to promote community and employee engagement. Some of these events have included Marcus & Millichap’s ongoing partnership with Team Feed Corporate/Feeding America on the Million Meals Initiative with the goal of providing meals to people in need, employee participation in community volunteer events such as Habitat for Humanity and food banks, monetary donations to various veterans’ groups, and company matching of individual donations in times of natural disasters.
Key Metrics
As of December 31, 2022, we had 887 employees, consisting of 76 employees who serve as financing professionals, 37 employees in communications and marketing, 22 employees in research and 752 employees in management, support and general and administrative functions. As we noted above in “Growth Strategy,” a key factor to growing our business is hiring, training and developing investment sales and financing professionals.
As of December 31, 2022, we had 1,904 investment sales and financing professionals, a 4.5% decrease compared to December 31, 2021. The decline in the headcount of investment sales and financing professionals is attributable to a reduction of unproductive investment sales and financing professionals during the COVID-19 pandemic and a shift toward more experienced investment sales and financing professionals due to the challenging market environment and rising interest rates.
Available Information
Our website address is www.MarcusMillichap.com. Information on our website does not constitute part of this report and inclusions of our internet address in this Annual Report on Form 10-K are inactive textual references only. We are required to file current, annual and quarterly reports, proxy statements, and other information required by the Exchange Act, with the SEC. We make available free of charge through a link provided on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. Such reports are available as soon as reasonably practicable after they are filed with the SEC.
The SEC also maintains a website that contains reports, proxy and information statements and other information about us that we file electronically with the SEC at www.sec.gov.
We also make available on our website and will provide print copies to stockholders upon request, (i) our corporate governance guidelines, (ii) our code of ethics, and (iii) charters of the audit, compensation, nominating and corporate governance, and executive committees of our Board of Directors.
From time to time, we may announce key information in compliance with Regulation FD by disclosing that information on our website.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, before making any investment decisions regarding our securities. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our securities could decline, and you may lose part or all of your investment.
Overview
We are impacted by and manage many risk factors detailed below affecting our business including External Business Risks, Human Resource and Personnel Risks, Internal Business Risks, Technology and Cybersecurity Risks, Investment Risks, Risks Related to Our Founder and General Risks as well as the risks discussed in “Management’s Discussion and Analysis of Financial Position and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.” Many of these factors described below in External Business Risks are outside of our control. In addition, we are a personnel and relationship-intensive business rather than a capital-intensive business. While all the risk factors discussed below have the potential to negatively impact our business, the most significant risks facing us are the risks associated with general economic conditions, commercial real estate market conditions, and our ability to attract and retain qualified and experienced managers and investment sales and financing professionals.
External Business Risks
General economic conditions and commercial real estate market conditions have had and may in the future have a negative impact on our business.

Over the past several years macroeconomic factors, including the COVID-19 pandemic, have caused significant volatility to the U.S. economy. The impact of these factors has led to uncertainty in the financial markets, high inflation, rising interest rates and may lead to an extended economic downturn, which could adversely impact the commercial real estate industry. We may be negatively impacted by periods of economic downturns, recessions and disruptions in the capital markets; credit and liquidity issues in the capital markets, including international, national, regional and local markets; inflationary pressures; tax and regulatory changes and corresponding declines in the demand for commercial real estate investment and related services. Historically, commercial real estate markets and, in particular, the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole, and to the perceptions and confidence of market participants to the economic outlook. Cycles in the real estate markets may lead to similar cycles in our earnings and significant volatility in our stock price. Further real estate markets may “lag” behind the broader economy such that even when underlying economic fundamentals improve in a given market, additional time may be required for these improvements to translate into strength in the real estate markets. The “lag” may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.
Negative economic conditions, changes in interest rates such as the significant increase in rates during 2022, credit and the availability of capital, both debt and/or equity, disruptions in capital markets, uncertainty of the tax and regulatory environment and/or declines in the demand for commercial real estate investment and related services in international and domestic markets or in significant markets in which we do business, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In particular, the commercial real estate market is directly impacted by (i) the lack of debt and/or equity financing for commercial real estate transactions, (ii) increased interest rates and changes in monetary policies by the U.S. Federal Reserve, (iii) changes in the perception that commercial real estate is an accepted asset class for portfolio diversification, (iv) changes in tax policy affecting the attractiveness of real estate as an investment choice, (v) changes in regulatory policy impacting real estate development opportunities and capital markets, (vi) slowdowns in economic activity that could cause residential and commercial tenant demand to decline, (vii) declines in the regional or local demand for commercial real estate, or (viii) significant disruptions in other segments of the real estate markets could adversely affect our results of operations. Any of the foregoing could adversely affect the operation and income of commercial real estate properties. Additionally, we are subject to inflationary pressures on employee and contractor wages and salaries, which can materially impact our financial results.
These and other types of events could lead to a decline in transaction activity as well as a decrease in property values which, in turn, would likely lead to a reduction in brokerage commissions and financing fees relating to such transactions. These effects would likely cause us to realize lower revenue from our transaction service fees, including brokerage commissions, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction. Such declines in transaction activity and value would likely also significantly reduce our financing activities and revenue.
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
Our business has been, and may in the future, be adversely affected by restrictions in the availability of debt or equity capital, the fluctuating cost of capital, as well as a lack of adequate credit and the risk of deterioration of the debt or credit markets and commercial real estate markets.
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

Increases in prevailing interest rates may result in downward pressure on the price of real estate and reduce activity in the commercial real estate industry resulting in a negative impact on our business.

Market interest rates are affected by many factors outside of our control, including governmental monetary policies, domestic and international economic conditions, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Rising interest rates create downward pressure on the price of real estate and reduce activity in the commercial real estate industry, which have recently and may continue to have an adverse impact on our business.

Interest rates remained at relatively low levels on a historical basis and the U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2020 and 2021. During 2022, the Federal Reserve raised interest rates by an aggregate of 425 basis points. These increases resulted in a slow down in activity during the second half of 2022. The market consensus is that interest rates will be increased additional times during 2023. If interest rates increase further, the resulting reduction in commercial real estate transactions and subsequent price reduction of commercial real estate generally may result in us closing fewer brokerage, financing and other transactions, which would result in decreased revenue and adversely impact our business.

Inflation can have an adverse impact on our business and on our clients.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate in the U.S. increased to 9.1% in June 2022, the highest annual inflation rate since November 1981, but decreased to 6.5% in December 2022. As a result, during 2022, the Federal Reserve increased the federal funds rate and indicated its intention to continue to increase interest rates in an effort to combat inflation. Inflation has increased the wages paid to our employees and independent contractors. Furthermore, our clients are also affected by inflation and rising interest rates. A significant and continued increase in interest rates and inflation would be expected to have a negative impact on client demand for commercial real estate and need for our services, which would, in turn, affect our profitability.
Our loss sharing indemnification obligation pursuant to our agreement with M&T Realty Capital Corporation may adversely impact our results of operations, cash flows and/or our financial condition.
In September 2021, MMCC entered into an agreement with MTRCC, which has a DUS Agreement with Fannie Mae and is an approved lender for Freddie Mac’s Conventional and Targeted Affordable Housing loans. MTRCC originates, underwrites, closes and services loans under the DUS Agreement and is subject to indemnifying Fannie Mae for of a portion of the risk of loss for those loans. Under the agreement with MTRCC, MMCC provides loan opportunities to MTRCC, and for those loans closed under the DUS Agreement by MTRCC, MMCC has the option to assume a portion of the indemnification obligation of MTRCC to Fannie Mae. We may need to secure additional sources of financing to satisfy our loss sharing indemnification obligations under these programs. We cannot make any assurances that such financing would be available on attractive terms, if at all, or that any indemnification obligations might be material or would not have an adverse effect on our business, financial condition and results of operations.
We have numerous significant competitors and potential future competitors, some of which may have greater resources than we do, and we may not be able to continue to compete effectively.
We compete in investment sales and financing within the commercial real estate industry. Our investment sales focus is on the private client market segment, which is highly fragmented. The fragmentation of our market makes it challenging to effectively gain market share. While we may have a competitive advantage over other national firms in the private client market segment, we also face competition from local and regional service providers who have existing relationships with potential clients. Furthermore, transactions in the private client market segment are smaller than many other commercial real estate transactions. Although the brokerage commissions in this segment are generally a higher percentage of the sales price, the smaller size of the transactions requires us to close many more transactions to sustain revenue. If the commission structure or the velocity of transactions were to change, we could be disproportionately affected by changes compared to other companies that focus on larger transactions, institutional clients and other segments of the commercial real estate market.
There is no assurance that we will be able to continue to compete effectively, maintain our current fee arrangements with our private clients, maintain current margin levels or counteract increased competition. The services we provide to our clients are highly competitive on a national, regional and local level. Depending on the geography, property type or service, we face competition from, including, but not limited to, commercial real estate service providers, in-house real estate departments, private owners and developers, commercial mortgage servicers, institutional lenders, research and consulting firms, and investment managers, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional or national firms. Although most are substantially smaller than we are, some of these competitors are larger on a local, regional or national basis, and we believe more national firms are exploring entry into or expansion in the $1 million to $10 million private client market segment. We may face increased competition from even stronger competitors in the future due to a trend toward acquisitions and consolidation. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees or increase the levels of compensation they are willing to pay to their employees and investment sales and financing professionals. This could result in these competitors recruiting our employees and investment sales and financing professionals, cause us to increase our level of compensation or commission necessary to retain employees or investment sales and financing professionals, and/or require us to recruit new employees or investment sales and financing professionals. These occurrences could cause our revenue to decrease, and/or expenses to increase, which could have an adverse effect on our business, financial condition and results of operations.
Our brokerage operations are subject to geographic and commercial real estate market risks, which could adversely affect our revenue and profitability.
Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market regions throughout the U.S. and Canada. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We realize more of our revenue in California than in any other state. In 2022, we earned approximately 23% of our revenue from offices in California. In particular, as a result of this concentration, we are subject to risks related to the California economy and real estate markets more than in other geographic markets. In addition to economic conditions, this geographic concentration means that California-specific legislation, California-specific COVID-19 outbreaks or restrictions, taxes and regional disasters, such as earthquakes and wildfires as well as the impact of climate change, could disproportionately affect us. A downturn in investment real estate demand or economic conditions in California and other regions could result in a further decline in our total gross commission income which could have an adverse effect on our business, financial condition and results of operations.
Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult.
Our revenue and profits have historically tended to be significantly higher in the second half of each year than in the first half of the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and because certain of our expenses are relatively constant throughout the year. This historical trend can be disrupted both positively and negatively by major economic, regulatory or political events impacting investor sentiment for a particular property type or location, current and future projections of interest rates and tax rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger institutional buyers, to name a few. During the year ended December 31, 2022, seasonal fluctuations were disrupted by changes in overall market conditions and rising interest rates. As a result, our historical pattern of seasonality may or may not continue to the same degree experienced in the prior years and may make it difficult to determine, during the course of the year, whether planned results will be achieved, and thus to adjust to changes in expectations.
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
A change in the tax laws could adversely affect our business and the value of our stock.
Changes in tax laws can impact investors’ perceived value of real estate, timing of transactions and perception of real estate as a favorable investment. As a result, such changes may increase or decrease investors’ desire to engage in real estate transactions, which could have an unfavorable impact on our business, financial condition, results of operations, and the value of our stock. Changes in tax laws in the various jurisdictions in which we operate may also impact the taxes we are required to pay, our ability to transact business in such jurisdictions, and may make operating in these jurisdictions unprofitable and unfavorably impact our results of operations and ability to execute our growth plans.
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
New laws or regulations or changes in existing laws or regulations or the application thereof could adversely affect our businesses, financial condition, results of operations, and prospects.
We are subject to numerous federal, state, local and foreign regulations specific to the services we perform in our business, as well as laws of broader applicability, such as securities, financial services and employment laws. In general, the brokerage of real estate transactions requires us to maintain applicable licenses where we perform these services. If we fail to maintain our licenses, conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines (including treble damages in certain states), return commissions received or have our licenses suspended or revoked. We could also be subject to disciplinary or other actions in the future due to claimed noncompliance with these regulations, which could have a material adverse effect on our operations and profitability.
Our business is also governed by various laws and regulations, limiting the manner in which prospective clients may be contacted, including federal and state “Do Not Call” and “Do Not Fax” regulations. We may be subject to legal claims and governmental action if we are perceived to be acting in violation of these laws and regulations. We may also be subject to claims to the extent individual employees or investment sales and financing professionals breach or fail to adhere to Company policies and practices designed to maintain compliance with these laws and regulations. The penalties for violating these laws and regulations can be material and could result in changes to the ways in which we are able to contact prospective clients.
As the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with numerous licensing regimes and the possible loss resulting from non-compliance have increased. New or revised legislation or regulations applicable to our business, both within and outside of the U.S., as well as changes in administrations or enforcement priorities may have an adverse effect on our business. Such new or revised legislation or regulations applicable to our business may impact transaction volumes and values, increase the costs of compliance or prevent us from providing certain types of services in certain jurisdictions or in connection with certain transactions or clients. For example, legislation which limits or prohibits dual agency could have an adverse impact on our revenue. We are unable to predict how any of these new laws, rules, regulations and proposals will be implemented or in what form, or whether any additional or similar changes to laws or regulations, including the interpretation or implementation thereof, will occur in the future. Risks of legislative changes, including as a result of interpretive guidance or other directives from the current administration, and new laws, regulations and interpretations may also come into effect. The impact of any new or revised legislation or regulations under the current administration is unknown. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.
Human Resource and Personnel Risks
If we are unable to attract and retain qualified and experienced managers, investment sales and financing professionals, our growth may be limited, and our business and operating results could suffer.
Our most important asset is people, and our continued success is highly dependent upon the efforts of our managers and investment sales and financing professionals. If these managers or investment sales and financing professionals depart, we will lose the substantial time and resources we have invested in training and developing those individuals and our business, financial condition and results of operations may suffer. Additionally, such departures may have a disproportionate adverse effect on our operations if our most experienced investment sales and financing professionals do not remain with us or if departures occur in geographic areas where substantial amounts of our real estate brokerage commissions and financing fee revenue are generated.
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
An increasing component of our growth has also occurred through the recruiting, training and retention of key experienced investment sales and financing professionals. Any future growth through attracting these types of professionals will be partially dependent upon the continued availability of qualified candidates fitting the culture of our firm at reasonable terms and conditions. However, our competitors continue to offer lucrative compensation packages and commission splits to these key experienced professionals that we may not be able to match or exceed while also remaining profitable. As a result, the professionals whom we would like to recruit or retain may not agree to terms and conditions acceptable to us. In addition, as the recruitment and retention of what appear to be the key experienced professionals may require substantial investment, such as lucrative compensation packages, support agreements, and commission splits, this investment involves risks that the persons acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of the persons recruited will prove incorrect, and therefore may not have been worth the substantial investment.
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
Our business could be hurt if we are unable to retain our business philosophy and culture of information sharing and efforts to retain our philosophy and culture could adversely affect our ability to maintain and grow our business.
Our policy of information sharing, matching properties with large pools of investors and the emphasis that we place on our clients, our people and our culture define our business philosophy and differentiates our services from that of our competitors. Various factors could adversely affect this culture. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain this culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
The concentration of sales among our top investment sales and financing professionals could lead to losses if we are unable to retain them.
Our most successful investment sales and financing professionals are responsible for a significant percentage of our revenue. They also serve as mentors and role models, and provide invaluable training for younger professionals, which is an integral part of our culture. This concentration among our top investment sales and financing professionals of real estate brokerage commissions and financing fees revenue can lead to greater and more concentrated risk of loss if we are unable to retain them, and could have a material adverse impact on our business and financial condition. Furthermore, many of our investment sales and financing professionals work in teams. If a team leader or manager leaves our Company, his or her team members may leave with the team leader or manager.
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
Internal Business Risks
We may fail to successfully differentiate our brand from those of our competitors, which could adversely affect our revenue.
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
We historically have earned principally all our revenue from real estate brokerage transactions and financing fees. We expect that we will continue to rely heavily on revenue from these sources for substantially all our revenue for the foreseeable future. A decline in the number of transactions completed or in the value of the commercial real estate we sell could significantly decrease our revenue, which would adversely affect our business, financial condition and results of operations.
If we are unable to retain existing clients and develop new clients, our financial condition may be adversely affected.
We are substantially dependent on long-term client relationships and on revenue received for services provided for them. Our listing agreements generally expire within six months and depend on the cooperation of the client during the pendency of the agreement, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. Historically, a global economic downturn and weaknesses in the markets in which our clients and potential clients compete have led to a lower volume of transactions and fewer real estate clients generally, which makes it more difficult to maintain existing and establish new client relationships. These effects could increase again in the wake of the continuing political and economic uncertainties in the U.S. and in other countries.
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
Outside of our employees and investment sales and financing professionals, our reputation is one of our most important assets. As we have expanded the scope of our services, we increasingly must address potential, actual or perceived conflicts of interest relating to the services we provide to our existing and potential clients. For example, conflicts may arise between our position as an advisor to both the buyer and seller in commercial real estate sales transactions or in instances when a potential buyer requests that we represent them in securing the necessary capital to acquire an asset we are selling for another client, or when a capital source takes an adverse action against an owner client that we are advising in another matter. From time to time, we also advise or represent entities and parties affiliated with us in commercial real estate transactions which also involve clients who are unaffiliated with us. In this context, we may be subject to complaints or claims of a conflict of interest. While we believe we have attempted to adopt various policies, controls and procedures to address or limit actual or perceived conflicts, these policies and procedures may not be adequate, require excessive expenditures and may not be adhered to by our employees. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged and cause us to lose existing clients or fail to gain new clients if we fail, or appear to fail, to deal appropriately with conflicts of interest, which could have an adverse effect on our business, financial condition and results of operations.
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
Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property and that of our clients and personally identifiable information of our employees and contractors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure have been subject to, and may in the future be vulnerable to various cyber-attacks, such as hacking, spoofing and phishing attacks and ransomware attacks, or our systems may be breached due to employee error, malfeasance or other disruptions. Additionally, since 2020, a portion of our workforce has worked remotely in some capacity in response to the COVID-19 pandemic. This arrangement introduces potential new vulnerabilities to cyber threats. A significant actual or potential theft, loss, fraudulent use or misuse of client, employee or other personally identifiable data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could result in significant costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, damage our reputation, and cause a loss of confidence in our services, which could adversely affect our business, revenue and competitive position. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect our reputation.
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
We may be deemed to be an investment company under the Investment Company Act of 1940 if, among other things, we own “investment securities” with a value exceeding 40% of the value of our total assets, unless we qualify under a particular exemption or safe harbor. We invest part of our available cash and cash equivalents in a variety of short-term, investment-grade securities, some of which may qualify as “investment securities” under the Investment Company Act. Investment companies are subject to registration under the Investment Company Act and compliance with a variety of restrictions and requirements. If we were to be deemed an investment company we would become subject to these restrictions and requirements, and the consequences of having been an investment company without registering under the Investment Company Act could have a material adverse effect on our business, financial condition and results of operations, as well as restrict our ability to sell and issue securities, borrow funds, engage in various transactions or other activities and make certain investment decisions. In addition, we may incur significant costs or limitation on business opportunities to avoid investment company status if an exemption from the Investment Company Act were to be considered unavailable to us at a time when the value of our “investment securities” exceeds 40% of the value of our total assets. We believe that we satisfy the conditions to be exempt from the Investment Company Act because, among other things, we are engaged directly and primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities. However, absent an exemptive order from the SEC, our status of being exempt cannot be assured.
Risks Related to Our Founder
Our Chair and founder owns a significant portion of our common stock, which may prevent other stockholders from influencing significant decisions, and the sale of such stock may depress the price of our common stock and impair our ability to raise capital.
George M. Marcus, our Chair and founder beneficially owns approximately 15.0 million shares, or approximately 38% of our outstanding common stock as of December 31, 2022. Because of Mr. Marcus’s substantial ownership of our outstanding common stock, he may be able to significantly influence the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock. Mr. Marcus’ shares may also be sold in a public or private sale which could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities.

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
In preparing our financial statements we make certain assumptions, judgments, and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.
We make assumptions, judgments, and estimates that affect amounts reported in our consolidated financial statements. These assumptions, judgments, and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.
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
We must annually evaluate our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management and auditors to assess the effectiveness of internal controls. If we fail to remedy or maintain the adequacy of our internal controls when such standards are modified, supplemented, or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties, or shareholder litigation.
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
Significant fluctuations in our revenue and net income may make it difficult for us to achieve steady earnings growth on a quarterly or an annual basis, which may make the comparison between periods difficult and may cause the price of our common stock to decline.
We have experienced and may continue to experience fluctuations in revenue and net income as a result of many factors, including, but not limited to, economic conditions, capital market disruptions, the timing of transactions, revenue mix and the timing of additional selling, general and administrative expenses to support growth initiatives. We provide many of our services pursuant to contracts that typically expire within six months and that are dependent on the client’s cooperation. Consequently, many of our clients can terminate or significantly reduce their relationships with us on very short notice for any reason.
We plan our capital and operating expenditures based on our expectations of future revenue and, if revenue are below expectations in any given quarter or year, we may be unable to adjust capital or operating expenditures in a timely manner to compensate for any unexpected revenue shortfall, which could have an immediate material adverse effect on our business, financial condition and results of operation.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive offices are located at 23975 Park Sorrento, Suite 400, Calabasas, California 91302 where our telephone number is (818) 212-2250. We lease all of our brokerage offices (typically less than 12,000 square feet) and other support facilities in United States and Canada. We believe that our current facilities are adequate to meet our needs through the end of 2023; however, as we continue to evaluate our office footprint, our lease needs could change during the year.
Item 3. Legal Proceedings
We are involved in claims and legal actions arising in the ordinary course of our business, some of which involve claims for damages that are substantial in amount. Most of these litigation matters are covered by our insurance policies, which contain deductibles, exclusions, claim limits, and aggregate policy limits. Such litigation and other proceedings may include, but are not limited to, actions relating to commercial relationships, standard brokerage disputes such as the alleged failure to disclose physical or environmental defects or property expenses or contracts, the alleged inadequate disclosure of matters relating to the transaction such as the relationships among the parties to the transaction, potential claims or losses pertaining to the asset, vicarious liability based upon conduct of individuals or entities outside of our control, general fraud claims, conflicts of interest claims, employment law claims, including claims challenging the classification of our sales professionals as independent contractors, claims alleging violations of state consumer fraud statutes, and intellectual property. While the ultimate liability for these legal proceeding cannot be determined, we review the need for an accrual for loss contingencies quarterly, and record an accrual for litigation related losses where the likelihood of loss is both probable and estimable. We do not believe, based on information currently available to us, that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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
As of February 13, 2023, there were 20 stockholders of record, and the closing price of our common stock was $36.62 per share as reported on the NYSE.
Dividends
On February 16, 2022, the Board of Directors declared a semi-annual regular dividend of $0.25 per share and a special dividend of $1.00 per share, payable on April 4, 2022, to stockholders of record at the close of business on March 8, 2022. The second of the semi-annual regular dividends was paid on October 6, 2022, to stockholders of record at the close of business on September 15, 2022. As a result, the Company paid $60.4 million in dividends to outstanding shareholders during the twelve months ended December 31, 2022. As of December 31, 2022, $2.2 million remains to be paid upon vesting of stock awards.
On February 9, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, payable on April 6, 2023, to stockholders of record at the close of business on March 14, 2023. Based on the estimated number of shares to be outstanding as of March 14, 2023, the dividends declared aggregated $10.4 million, including dividend equivalents totaling $0.5 million to be paid on unvested restricted stock and deferred stock units granted under the 2013 Plan. These dividend equivalents will be paid when the underlying restricted stock and deferred stock units vest. Any and all future dividends are subject to review and approval by the Board of Directors.
Stock Performance Graph
The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marcus & Millichap, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
The following graph shows a comparison from December 31, 2017 through December 31, 2022 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period.
The graph assumes that $100 was invested at the market close on December 31, 2017 in the common stock of Marcus & Millichap Inc., the S&P 500 Index and the peer group, and assumes reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE, Colliers, Cushman (from August 2018 when it began trading), JLL, and Newmark (from December 2017 when it began trading) (collectively “Peer Group”). We selected our Peer Group based on companies that represent our primary competitors with certain business lines reasonably comparable to ours and based on how long they have been publicly-traded.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Marcus & Millichap, Inc, the S&P 500 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Marcus & Millichap, Inc.
S&P 500 Index
Peer Group

	Base Period 12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Marcus & Millichap, Inc.	100.00	105.27	114.23	114.17	157.80	109.17
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
Peer Group	100.00	86.65	128.20	119.03	208.45	135.96
Purchases of Equity Securities by the Issuer
On August 2, 2022, our Board of Directors authorized a common stock repurchase program of up to $70 million. As of December 31, 2022, $40.4 million of common stock remains eligible for repurchase under the program.
Share repurchase activity during the three months ended December 31, 2022 was as follows:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	431,700	$34.51	431,700	$47,526,291
November 1, 2022 - November 30, 2022	103,343	35.13	103,343	43,895,957
December 1, 2022 - December 31, 2022	102,433	34.31	102,433	40,381,973
Total	637,476		637,476	$40,381,973
(1)Excludes shares withheld for employee taxes upon vesting of stock-based awards. Stock repurchases under our program may be made through open market and privately negotiated transactions at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, capital availability, and other market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated at any time without prior notice.

Recent Sales of Unregistered Securities
None.
Item 6. [RESERVED]
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the accompanying notes thereto included elsewhere herein. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those factors set forth under Item 1A – “Risk Factors” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Factors Affecting Our Business” of this Annual Report on Form 10-K.
Overview
Our Business
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research, and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of December 31, 2022, we had 1,904 investment sales and financing professionals that are primarily exclusive independent contractors operating in 81 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate. We also offer market research, consulting, and advisory services to our clients. During the year ended December 31, 2022, we closed 12,272 investment sales, financing and other transactions with total sales volume of approximately $86.3 billion. During the year ended December 31, 2021, we closed 13,255 investment sales, financing, and other transactions with total sales volume of approximately $84.4 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and fees upon the financing of commercial properties and by providing consulting, advisory, and other real estate services. Real estate brokerage commissions are typically based upon the value of the property, and financing fees are typically based upon the size of the loan. During the year ended December 31, 2022, approximately 90% of our revenue was generated from real estate brokerage commissions, 9% from financing fees, and 1% from other real estate related services.
Acquisitions
We continue to pursue opportunities to increase our market presence through the execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory and competitive opportunities where we believe the markets will benefit from our commercial real estate investment sales, financing, research, and advisory services.
Factors Affecting Our Business
Our business and our operating results, financial condition, and liquidity are significantly affected by the number and size of commercial real estate investment sales and financing transactions that we close in any period. The number and size of these transactions are affected by our ability to recruit and retain investment sales and financing professionals, identify and contract properties for sale, and identify those that need financing and refinancing. We principally monitor the commercial real estate market through four factors, which generally drive our business. The factors are the economy, commercial real estate supply and demand, capital markets, and investor sentiment and investment activity.

The Economy

Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional, or local basis can have a positive or negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, retail spending, and consumer confidence trends can have a positive or negative impact on our business. Overall market conditions, including global trade, interest rate changes, inflation, and job creation, can affect investor sentiment and, ultimately, the demand for our services from investors in real estate.

The close of 2022 brought positive signs of receding inflationary pressure as pressure on the Consumer Price Index (CPI), Producer Price Index (PPI), and Personal Consumption Expenditure (PCE) readings all abated. All inflation measures remain well above the Federal Reserve’s target rates, but their rate of growth has eased in recent months, supporting the Federal Reserve’s ability to moderate their rate increase regimen. Various economic indicators continue to send mixed signals about the near-term economic outlook. The two best known signals of an ensuing recession remain in contradiction. The treasury rate yield curve inverted early in the fourth quarter last year and short-term treasury rates remain higher than longer term rates signaling a possible downturn, but the unemployment rate is at a 54-year low of 3.4% as of January 2023 indicating labor market strength. Other measures are mixed as well. The manufacturing outlook index is delivering contraction readings, while job creation, inflation-adjusted personal consumption and other metrics suggest growth. This inconsistency among indicators has confounded economist forecasts for 2023, resulting in a variety of contradictory outlooks. Within that context, many commercial real estate investors stepped to the sidelines in the second half of 2022 to await clarity and a stabilization of interest rates.

Looking forward into 2023, economist forecasts of economic growth for the year range between -1.4% and +2.0% with a consensus of +0.5% per the January 10 Blue Chip economist survey. This range suggests that the economy may experience a mild recession or could achieve a soft landing. Regardless, the consensus suggests the U.S. economy will remain relatively flat in the coming year. Given the Federal Reserve’s restrictive monetary policies, it is likely that most commercial real estate investors would perceive even mild growth in 2023 positively. Sustained job creation in the coming year, together with rising wages and a deep well of cash savings have the potential to sustain demand for multifamily housing as well as industrial and retail space demand. Positive commercial real estate fundamentals will be a key ingredient supporting commercial real estate investment activity.

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

Fourth quarter national average occupancy levels decreased in apartment, office, and industrial properties, reflecting elevated uncertainty surrounding the economy and interest rate climate. Retail space demand remained positive, pushing the occupancy rate back into alignment with pre-pandemic levels. Elevated apartment and industrial construction levels have been a significant factor weighing on overall occupancy, but concerns surrounding high inflation and a potential recession have restrained both household formation and space leasing commitments. Below-average consumer and business sentiment suggest that demand will remain below normal over the short term, but a recent uptick in sentiment and reduced rate increases by the Federal Reserve have the potential to reinvigorate space demand in 2023. Rent growth has been tempered by these same economic and monetary policy forces, moderating the aggressiveness of investment buyer underwriting. As a result, the bid-ask spread between buyers and sellers has widened and fourth quarter commercial real estate transactions activity was significantly reduced from the record heights achieved in 2021. Economic crosscurrents and continuing questions about the Federal Reserve’s rate policies have the potential to create additional hurdles for investors in 2023, but should increased evidence of an economic “soft landing” emerge, pent-up investor demand could surface.

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

In its effort to battle inflation last year, the Federal Reserve initiated its most aggressive interest rate increase cycle since 1980. The Federal Reserve appears to have completed the heavy lifting of raising the Federal Overnight Rate by 425 basis points in 2022 and has begun to signal a potential shift to a fine-tuning strategy in 2023. On February 1, 2023, the

Federal Reserve limited its rate increase to 25 basis points. While the Federal Reserve indicated that additional rate increases will likely occur in 2023, the smaller rate increase alleviated some pressure on commercial real estate lenders. The combination of a comparatively low 10-year treasury rate, together with an expectation of a slower pace of Federal Reserve movements in 2023 allows commercial real estate lenders to tighten their safety margins and to reduce their rates. Lending liquidity remains constrained compared to early 2022, but the lending climate is improving with rates edging lower and capital availability increasing, potentially boosting commercial real estate transactional liquidity as the year progresses.

Investor Sentiment and Investment Activity

We facilitate investors' buying, selling, and financing properties in order to generate commissions. Investors’ desires and need to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit, and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients, who make up the largest source of revenue, are often motivated to buy, sell and/or refinance properties due to personal circumstances, such as death, divorce, partnership breakups, and estate planning.

Commercial real estate sales activity declined sharply in the fourth quarter of 2022 as the cost of debt capital rose above commercial real estate yields in many instances. The disconnect between sellers seeking prices similar to the beginning of 2022, before the Federal Reserve increased interest rates by more than 425 basis points, and buyers contending with the higher borrowing costs slowed activity. This disconnect between buyers and sellers remains a headwind to transaction activity, but as the Federal Reserve slows its rate increases, the market may recalibrate and navigate a price discovery process. In addition, as economic clarity emerges and the risk of a recession balances out against the prospect of a “soft landing,” investors may have increased comfort deploying capital. Office properties, particularly those in the urban core, face the greatest uncertainty, while more inflation-resistant properties such as apartments, self-storage and hotels, particularly in growth markets, are better positioned to sustain buyer interest. Sales of “defensive” assets such as single-tenant net lease properties backed by high credit tenants and medical office assets have also maintained buyer interest. Ultimately, the market velocity will be dictated by a combination of the economic outlook, Federal Reserve action, interest rates, and the narrowing of the buyer/seller expectation gap. If the Federal Reserve raises rates minimally throughout the year and the economy avoids a significant recession, we believe commercial real estate sales activity should return toward its historical norm in 2023.
Seasonality
Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has generally caused our revenue, operating income, net income, and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted both positively and negatively by major economic events, political events, natural disasters or pandemics such as the COVID-19 pandemic, which may impact, among other things, investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger property buyers, among others. Private client investors may accelerate or delay transactions due to personal or business-related reasons unrelated to economic events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually, pursuant to which higher commissions are paid for higher sales volumes. During the year ended December 31, 2022, seasonal fluctuations were disrupted by changes in overall market conditions and rising interest rates, and going forward our historical pattern of seasonality may or may not continue to the same degree experienced in prior years.
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
Key Financial Measures and Indicators
Revenue
Our revenue is primarily generated from our real estate investment sales business. In addition to real estate brokerage commissions, we generate revenue from financing fees and from other revenue, which are primarily comprised of consulting and advisory fees.
Because our business is transaction oriented, we rely on investment sales and financing professionals to continually develop leads, identify properties to sell and finance, market those properties, and close the sale timely to generate a consistent flow of revenue. While our sales volume is impacted by seasonality factors, the timing of closings is also dependent on many market and personal factors unique to a particular client or transaction, particularly clients transacting in the $1 million to $10 million private client market segment. These factors can cause transactions to be accelerated or delayed beyond our control. Further, commission rates earned are generally inversely related to the value of the property sold. As a result of our expansion into the middle and larger transaction market segments, we have seen our overall commission rates fluctuate from period-to-period as a result of changes in the relative mix of the number and volume of investment sales transactions closed in the middle and larger transaction market segments as compared to the $1 million to $10 million private client market segment. These factors may result in period-to-period variations in our revenue that differ from historical patterns.
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
Real Estate Brokerage Commissions
We earn real estate brokerage commissions by acting as a broker for commercial real estate owners seeking to sell or investors seeking to buy properties. Revenue from real estate brokerage commissions is typically recognized at the close of escrow.
Financing Fees
We earn financing fees by securing financing on purchase transactions or by securing refinancing of our clients’ existing mortgage debt. We recognize financing fee revenue when the loan closes and we have no remaining significant obligations for performance in connection with the transaction.
To a lesser extent, we also earn equity advisory services, loan sales, and ancillary fees associated with financing activities. We no longer hold any mortgage servicing rights, but prior to the third quarter of 2022, recognized mortgage servicing revenue upon the acquisition of a servicing obligation. We generated mortgage servicing fees through the provision of collection, remittance, recordkeeping, reporting, and other related mortgage servicing functions, activities, and services.
Other Revenue
Other revenue includes fees generated from consulting, advisory, and other real estate services performed by our investment sales professionals, as well as referral fees from other real estate brokers. Revenue from these services is recognized as the services are performed and completed.
Operating Expenses
Our operating expenses consist of cost of services, selling, general and administrative expenses and depreciation and amortization. The significant components of our expenses are further described below.

Cost of Services
The majority of our cost of services expense is variable commissions paid to our investment sales professionals and compensation-related costs related to our financing activities. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, because there are some who are initially paid a salary and certain of our financing professionals are employees, costs of services also include employee-related compensation, employer taxes, and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual financial thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of one to three years, at our election, and paid at the beginning of the second and fourth calendar year. Cost of services also includes referral fees paid to other real estate brokers where we are the principal service provider. Cost of services, therefore, can vary based on the commission structure of the independent contractors that closed transactions in any particular period.
Selling, General and Administrative Expenses
The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff. In addition, these costs include facilities expenses (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources, transaction costs related to acquisitions, changes in fair value for contingent and deferred consideration, forgiveness of advances and loans issued to investment sales and financing professionals and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to non-employee directors, employees, and independent contractors (i.e. investment sales and financing professionals) under the Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”) and the 2013 Employee Stock Purchase Plan (“ESPP”).
Depreciation and Amortization Expense
Depreciation expense consists of depreciation recorded on our computer software and hardware and furniture, fixtures, and equipment. Depreciation is recorded over estimated useful lives ranging from three to seven years for assets. Amortization expense consists of (i) amortization recorded on our mortgage servicing rights (“MSRs”) using the interest method over the period that servicing income is expected to be received and (ii) amortization recorded on intangible assets amortized on a straight-line basis using a useful life between one and seven years.
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income, net gains or losses on our deferred compensation plan assets, realized gains and losses on our marketable debt securities, available-for-sale, foreign currency gains and losses, and other non-operating income and expenses.
Interest Expense
Interest expense primarily consists of interest expense associated with the stock appreciation rights (“SARs”) liability and our credit agreement.
Provision for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions we operate due to differing tax rates in those jurisdictions and the impact of permanent items, including principally compensation charges, qualified transportation fringe benefits, uncertain tax positions, meals and entertainment, and tax-exempt deferred compensation plan assets. Our provision for income taxes includes the windfall tax benefits and shortfall expenses, net, from shares issued in connection with our 2013 Plan and ESPP.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.

Results of Operations
Following is a discussion of our results of operations for the years ended December 31, 2022 and 2021. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the years ended December 31, 2022, 2021, and 2020, we closed more than 12,000, 13,200, and 8,900 investment sales, financing, and other transactions, respectively, with total sales volume of approximately $86.3 billion, $84.4 billion, and $43.4 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Years Ended December 31,
	2022	2021	2020
Real Estate Brokerage:
Average Number of Investment Sales Professionals	1,817	1,925	1,920
Average Number of Transactions per Investment Sales Professional	5.01	5.01	3.28
Average Commission per Transaction	$128,450	$121,319	$100,694
Average Commission Rate	1.72%	1.73%	1.98%
Average Transaction Size (in thousands)	$7,473	$6,994	$5,097
Total Number of Transactions	9,111	9,652	6,288
Total Sales Volume (in millions)	$68,088	$67,507	$32,052

	Years Ended December 31,
	2022	2021	2020
Financing (1):
Average Number of Financing Professionals	86	85	86
Average Number of Transactions per Financing Professional	24.92	29.11	22.59
Average Fee per Transaction	$44,546	$37,959	$33,747
Average Fee Rate	0.74%	0.81%	0.85%
Average Transaction Size (in thousands)	$5,984	$4,691	$3,948
Total Number of Transactions	2,143	2,474	1,943
Total Financing Volume (in millions)	$12,823	$11,605	$7,672
(1)Operating metrics calculated excluding certain financing fees not directly associated to transactions.

Comparison of Years Ended December 31, 2022 and 2021
Below are key operating results for the year ended December 31, 2022 compared to the results for the year ended December 31, 2021 (dollars in thousands):

	Year Ended December 31, 2022	Percentage of Revenue	Year Ended December 31, 2021	Percentage of Revenue	Change
					Dollar	Percentage
Revenue:
Real estate brokerage commissions	$1,170,310	89.9%	$1,170,969	90.3%	$(659)	(0.1)%
Financing fees	112,978	8.7	109,690	8.5	3,288	3.0%
Other revenue	18,422	1.4	15,781	1.2	2,641	16.7%
Total revenue	1,301,710	100.0	1,296,440	100.0	5,270	0.4%
Operating expenses:
Cost of services	850,894	65.4	840,209	64.8	10,685	1.3%
Selling, general and administrative	300,009	23.0	255,154	19.7	44,855	17.6%
Depreciation and amortization	13,406	1.0	11,721	0.9	1,685	14.4%
Total operating expenses	1,164,309	89.4	1,107,084	85.4	57,225	5.2%
Operating income	137,401	10.6	189,356	14.6	(51,955)	(27.4)%
Other income, net	5,336	0.4	4,527	0.3	809	17.9%
Interest expense	(708)	(0.1)	(580)	—	(128)	22.1%
Income before provision for income taxes	142,029	10.9	193,303	14.9	(51,274)	(26.5)%
Provision for income taxes	37,804	2.9	50,833	3.9	(13,029)	(25.6)%
Net income	$104,225	8.0%	$142,470	11.0%	$(38,245)	(26.8)%
Adjusted EBITDA (1)	$165,504	12.7%	$213,002	16.4%	$(47,498)	(22.3)%
(1)Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income, or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”
Revenue
Our total revenue was $1,301.7 million in 2022 compared to $1,296.4 million in 2021, an increase of $5.3 million, or 0.4%. Total revenue increased as a result of increases in financing fees and other revenue, as described below.
Real estate brokerage commissions. Revenue from real estate brokerage commissions decreased to $1,170.3 million in 2022 from $1,171.0 million in 2021, a decrease of $0.7 million, or 0.1%. While total sales volume increased by 0.9%, the average transaction size increased by 6.8% due to a larger proportion of transactions closed from the Middle Transaction Market segment. The total number of investment sales transactions decreased 5.6%.
Financing fees. Revenue from financing fees increased to $113.0 million in 2022 from $109.7 million in 2021, an increase of $3.3 million, or 3.0%. The increase was driven by a 10.5% increase in financing volume, partially offset by a seven basis points reduction in average commission rates due in part to fees from certain larger loan transactions. Financing volume increase was driven by a 27.6% increase in the average transaction size that was partially offset by a 13.4% decrease in the number of financing transactions.
Other revenue. Other revenue increased to $18.4 million in 2022 from $15.8 million in 2021, an increase of $2.6 million, or 16.7%. The increase was primarily driven by increases in consulting and advisory services during 2022, compared to 2021.

Operating expenses
Our total operating expenses were $1,164.3 million in 2022 compared to $1,107.1 million in 2021, an increase of $57.2 million, or 5.2%. The increase was due to increases in cost of services, which are variable commissions paid to our investment sales professionals, and compensation-related costs in connection with our financing activities, selling, general and administrative costs and depreciation and amortization expense, as described below.
Cost of services. Cost of services increased to $850.9 million in 2022 from $840.2 million in 2021, an increase of $10.7 million, or 1.3%. Cost of services as a percent of total revenue increased to 65.4% for 2022 compared to 64.8% for 2021. These increases were primarily due to a higher proportion of transactions closed by our more senior investment sales and financing professionals, who earned additional commissions after meeting certain annual financial thresholds earlier in the year.
Selling, general and administrative expense. Selling, general and administrative expense in 2022 increased $44.9 million, to $300.0 million from $255.2 million in 2021. The increase was primarily due to increases in (i) compensation related costs, primarily driven by increases in staff salaries and stock-based compensation; (ii) business development, marketing, and other support related to the long-term retention of our sales and financing professionals; and (iii) net change in value of contingent and deferred consideration in connection with our acquisition activities. These increases were partially offset by decreases in (i) bonus accruals and (ii) legal costs.
Depreciation and amortization expense. Depreciation and amortization expense increased to $13.4 million in 2022 from $11.7 million in 2021, an increase of $1.7 million, or 14.4%, principally related to additional amortization of intangible assets related to recent acquisitions and additional amortization of mortgage servicing rights due to the cancellation notices received on certain servicing contracts.
Other income, net
Other income, net increased to $5.3 million in 2022 from $4.5 million in 2021. The increase was primarily driven by a $5.6 million increase in interest income on our investments in marketable debt securities at higher interest rates. This increase was partially offset by an unfavorable change in the carrying value of the assets held in the rabbi trust for $3.2 million and an unfavorable change in foreign currency losses of $1.1 million.
Interest expense
Interest expense increased to $0.7 million in 2022 from $0.6 million in 2021. The increase was primarily due to an increase in interest expense on the SARs liability due to higher interest rates partially offset by lower average principal outstanding.
Provision for income taxes
The provision for income taxes was $37.8 million for 2022 compared to $50.8 million in 2021, a decrease of $13.0 million, or (25.6)%. The effective tax rate for 2022 was 26.6%, compared with 26.3% in 2021. The increase in the effective tax rate was primarily due to the change in the relationship of permanent nondeductible items and other adjustments relative to income before provision for income taxes, partially offset by an increase in windfall tax benefits, net related to the settlement of stock-based awards.
Comparison of Years Ended December 31, 2021 and 2020
A discussion regarding our results of operations for the year ended December 31, 2021 compared to the results for the year ended December 31, 2020 can be found under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022, which is available on the SEC’s website at www.sec.gov.
Non-GAAP Financial Measure
In this Annual Report on Form 10-K, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization, stock-based compensation and other non-cash items, or Adjusted EBITDA. We define Adjusted EBITDA as net income before (i) interest income and other, including net realized gains (losses) on marketable debt securities, available-for-sale and cash, cash equivalents, and restricted cash, (ii) interest expense, (iii) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation, and (vi) non-cash MSR activity. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets, and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income, or any other measures calculated in accordance with U.S. GAAP. Adjusted EBITDA is not calculated in the same manner by all companies and may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net income	$104,225	$142,470	$42,838
Adjustments:
Interest income and other (1)	(7,951)	(2,496)	(5,048)
Interest expense	708	580	900
Provision for income taxes	37,804	50,833	16,526
Depreciation and amortization	13,406	11,721	10,899
Stock-based compensation	17,312	10,361	9,905
Non-cash MSR activity (2)	—	(467)	(321)
Adjusted EBITDA(3)	$165,504	$213,002	$75,699
(1)Other includes net realized gains (losses) on marketable debt securities, available-for-sale.
(2)Non-cash MSR activity includes the assumption of servicing obligations.
(3)The decrease in Adjusted EBITDA for the year ended December 31, 2022 compared to the same period in 2021 is primarily due to a higher proportion of selling, general and administrative expenses compared to total revenue.
Liquidity and Capital Resources
Our primary sources of liquidity are cash, cash equivalents, and restricted cash cash flows from operations, marketable debt securities, available-for-sale, and, if necessary, borrowings under our credit agreement. In order to enhance yield to us, we have invested a portion of our cash in money market funds and fixed and variable income debt securities in accordance with our investment policy approved by the Board of Directors. Certain of our investments in money market funds may not maintain a stable net asset value and may impose fees on redemptions and/or gating fees. To date, the Company has not experienced any restrictions or gating fees on its ability to redeem funds from money market funds. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash, cash equivalents, and restricted cash, proceeds from the sale of marketable debt securities, available-for-sale, or availability under our credit agreement.

Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $146.3 million to $235.9 million at December 31, 2022, compared to $382.1 million at December 31, 2021. The following table sets forth our summary cash flows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Years Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$13,629	$255,903	$38,088
Net cash used in investing activities	(53,975)	(108,356)	(17,228)
Net cash used in financing activities	(105,555)	(5,919)	(10,330)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(366)	(2,640)	(48)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(146,267)	138,988	10,482
Cash, cash equivalents, and restricted cash at beginning of year	382,140	243,152	232,670
Cash, cash equivalents, and restricted cash at end of year	$235,873	$382,140	$243,152
Operating Activities
2022 Compared to 2021. Cash flows provided by operating activities were $13.6 million in 2022 compared to $255.9 million in 2021. The $242.3 million decrease in cash flows from operating activities during 2022 compared to 2021 was primarily due to increased operating expenses as discussed above, an increase in advances and loans to our investment sales and financing professionals, a higher amount of bonuses and deferred compensation and commissions paid in 2022 related to outperformance in 2021, and an increase in estimated income tax payments.
Investing Activities
2022 Compared to 2021. Cash flows used in investing activities were $54.0 million in 2022 compared to $108.4 million in 2021. The $54.4 million decrease in cash flows used in investing activities for 2022 compared to 2021 was primarily due to a net decrease of $72.2 million in net cash used to purchase securities in 2022 compared to the same period in 2021, partially offset by $12.5 million paid in 2022 for the acquisition of a business that did not occur in 2021, and an increase of $4.8 million in purchases of property and equipment in 2022 compared to 2021.
Financing Activities
2022 Compared to 2021. Cash flows used in financing activities were $105.6 million in 2022 compared to $5.9 million in 2021. The $99.7 million additional cash flow used in financing activities for 2022 was primarily due to the payment of $60.4 million of dividends and $29.0 million in stock repurchases in 2022, which did not occur in 2021 and an increase of $6.4 million of taxes paid related to net share settlement of stock-based awards due to settlement of Deferred Stock Units. See Note 11 – “Stock-Based Compensation Plans” of our Notes to Consolidated Financial Statements for additional information.
Liquidity
We believe that our existing balances of cash, cash equivalents, and restricted cash, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale, and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next 12 months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships, or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. In addition, our SARs agreements have provisions which could accelerate repayment of outstanding principal and accrued interest and impact our liquidity. As of December 31, 2022, cash, cash equivalents, and restricted cash and marketable debt securities, available-for-sale, aggregated $557.9 million, and we had $59.5 million of borrowing capacity under our credit agreement.

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
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with MTRCC,, has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae, which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can agree to assume a portion of MTRCC guarantee obligation of loan opportunities presented to and closed by MTRCC. As of December 31, 2022, the Company has agreed to a maximum aggregate guarantee obligation of $55.7 million relating to loans with an unpaid balance of $334.0 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The Company records a loan-loss obligation and is required to provide cash collateral to MTRCC for this obligation.
Material Cash Requirements
The following table summarizes current and long-term material cash requirements as of December 31, 2022, which we expect to fund primarily with operating cash flows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other (7)
Operating lease liabilities, including imputed interest (1)	$90,734	$19,663	$37,011	$22,086	$11,974	$—
SARs liability (principal and interest) (2)	21,383	2,323	5,175	3,704	10,181	—
Deferred commissions payable (3)	76,180	31,024	45,156	—	—	—
Deferred compensation liability (4)	6,661	493	294	134	1,235	4,505
Contingent consideration (5)	7,067	1,726	4,811	530	—	—
Deferred consideration (5)	5,119	3,633	1,486	—	—	—
Other (6)	16,115	11,134	2,130	1,430	415	1,006
	$223,259	$69,996	$96,063	$27,884	$23,805	$5,511
(1)See Note 4 – “Operating Leases” of our Notes to the Consolidated Financial Statements.
(2)Forecasted principal payments are based on each participant’s estimated retirement age and current contractual interest rate of 3.630% as of January 1, 2022 and reflect required payments that resulted from the retirement of certain executives. See Note 7 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(3)Includes short-term and long-term deferred commissions payable. See Note 7 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(4)Represents current estimated payouts for participants currently receiving payments based on their elections at the time of deferral. We hold assets in a rabbi trust of $9.6 million to settle outstanding amounts when they become due. Amounts assume no increase or decrease in the liability due to future returns or losses. See Note 7 – “Selected Balance Sheet Data” of our Notes to the Consolidated Financial Statements.
(5)Relates to contingent and deferred consideration in connection with our business acquisitions. See Note 6 – “Acquisitions, Goodwill and Other Intangible Assets” and Note 9 – “Fair Value Measurements” of our Notes to the Consolidated Financial Statements.
(6)Relates to amounts that may be advanced to sales and financing professionals and uncertain tax positions. See Note 12 – “Income Taxes” and Note 15 – “Commitments and Contingencies” of our Notes to the Consolidated Financial Statements.
(7)Amounts in Other represent amounts where payments are dependent on future events, which may occur at any time from less than 1 year to more than 5 years and relates to our deferred compensation liability and uncertain tax positions. Payments for deferred compensation liability are based on the participants’ elections at the time of deferral and may not begin before separation from service. The net liability for uncertain tax positions may be payable by us in the future. The ultimate resolution depends on many factors and assumptions; accordingly, we are not able to reasonably estimate the timing of such payments, if any.
Other than operating expenses, including those accrued and payable as December 31, 2022, cash requirements for 2023 are expected to consist primarily of capital expenditures for the future acquisitions, if any, payment of dividends, payments for stock repurchases, and advances to our investment sales and financing professionals.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of rising interest rates on the broader economy.

The annual inflation rate in the U.S. increased to 9.1% in June 2022, the highest annual inflation rate since November 1981, but decreased to 6.5% in December 2022. As a result, during 2022, the Federal Reserve increased the federal funds rate by 425 basis points and indicated its intention to continue to increase interest rates in an effort to combat inflation, which had an adverse impact on commercial real estate transactions in the second half of 2022. Inflation has increased the wages paid to our employees and independent contractors. Furthermore, our clients are also affected by inflation and rising interest rates. A significant and continued increase in interest rates and inflation would be expected to have a negative impact on client demand for commercial real estate.
Critical Accounting Policies; Use of Estimates
We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenue, and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.
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
Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (ii) operating losses and tax credit carryforwards. We measure existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to have temporary differences realized or settled. We recognize in the provision for income taxes, the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. We periodically evaluate deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, we consider the timing of deferred tax reversals, current year taxable income, and historical performance. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. Our valuation allowance is related principally to losses incurred in our Canadian operations. Future results of operations of the Canadian business will impact valuation allowances in the future.
Due to the nature of our business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, our tax position can be complex. As such, our effective tax rate is subject to changes as a result of fluctuations in the mix of our activity in the various jurisdictions in which we operate including changes in tax rates, state apportionment, tax related interest and penalties, valuation allowances and other permanent items, including net windfalls and shortfalls related to stock-based compensation. Calculating some of the amounts involves a high degree of judgment. Our state taxes, net of federal benefit, has ranged from 4.3% to 5.0% over the past 3 years.
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
The above factors create volatility in our effective tax rate from quarter to quarter and have caused our effective tax rates to range from 26.3% to 27.8% over the past three years.
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
Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all of which add complexity and impact the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. We use the implicit rate in the lease when determinable. As most of our leases do not have a determinable implicit rate, determining the rate to be used in our calculations is judgmental. We use an estimated incremental borrowing rate based on borrowing options under our credit agreement and apply a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. As a result, the incremental borrowing rate has and will continue to be impacted by market interest rates. The weighted average incremental borrowing rate was 3.9% in 2022 and 2.9% in 2021. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. Lease cost is recognized on a straight-line basis over the lease term. Variable lease payments consist of common area costs, insurance, taxes, utilities, parking, and other lease related costs, which are determined principally based on billings from landlords.
Investments in Marketable Debt Securities, Available-for-Sale
We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities, and other. We consider our investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. We determine the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expense), net in the consolidated statements of operations. See Note 5 – “Investments in Marketable Debt Securities, Available-for-Sale” of our Notes to the Consolidated Financial Statements for additional information. We typically invest in highly rated debt securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities.
Unrealized losses on our marketable securities, available-for-sale, fluctuate based on changes in market interest rates due the fixed interest rates of most of the securities. Unrealized losses aggregated $5,508,000 and $511,000 as of

December 31, 2022 and 2021, respectively. We review our investment portfolio quarterly for all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. We exclude accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale, for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income (loss), net of applicable taxes. We made an accounting policy election to not measure an allowance for credit losses for accrued interest receivable. We evaluate write-off of accrued interest receivable by the major security-type level at the time credit loss exists for the underlying security.
Determining whether a credit loss exists requires a high degree of judgment, and we consider both qualitative and quantitative factors in making our determination. We evaluate our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. For all securities in an unrealized loss position, we evaluate, among other items, the extent and length of time the fair market value of a security is less than its amortized cost, time to maturity, duration, seniority, the financial condition of the issuer including credit ratings, any changes thereto and relative default rates and loss severity, leverage ratios, availability of liquidity to make principle and interest payments, performance indicators of the underlying assets, analyst reports and recommendations, and changes in base and market interest rates. If the qualitative and quantitative analysis is sufficient to conclude that an impairment related to credit losses does not exist, we typically do not perform further quantitative analysis to estimate the present value of cash flows expected to be collected from the debt security. Estimates of expected future cash flows are our best estimate based on past events, current conditions, and reasonable and supportable economic forecasts. To date, the Company has not recorded any credit losses or impairments on its portfolio of marketable securities, available for sale.
Contingent and Deferred Consideration
In connection with certain business acquisitions, the Company may enter into agreements to pay additional cash or other consideration based on the achievement of certain performance measures and/or service and time requirements. Contingent and deferred consideration in connection with the acquisition of a business is measured at fair value on the acquisition date and remeasured at fair value each reporting period thereafter until the consideration is settled, with changes in fair value recorded in selling, general and administrative expense in the consolidated statements of operations.
In its determination of fair value for contingent and deferred consideration, the Company uses judgment in determining the probability of achieving contractual EBITDA and other performance targets and the time frame in which the settlements will occur. Further, judgment is used in determining the appropriate current and future interest rates to apply in each situation. The Company estimated the probability of achievement of contractual EBITDA and other performance targets was between 0% to 100.0% based on each acquisition’s historical and estimated future performance and risk adjusted discount rates of between 6.0% to 7.0%, which resulted in a recorded fair value for the contingent consideration of $7.1 million and $9.3 million as of December 31, 2022, and 2021, respectively. The Company estimated the fair value of the deferred consideration using a discounted cash flow estimate using market rates, with the only remaining condition on such payments being the passage of time which resulted in a recorded fair value of $5.1 million and $9.8 million as of December 31, 2022, and 2021, respectively. The maximum undiscounted future settlements of contingent and deferred consideration was $21.3 million at December 31, 2022, and the Company is uncertain as to the extent of the volatility in the judgments and unobservable inputs will have on the ultimate settlement of these amounts in the foreseeable future.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our Notes to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. We do not believe any of the other accounting pronouncements listed in that note will have a significant impact on our business.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities, and other. As of December 31, 2022, the fair value of investments in marketable debt securities, available-for-sale was $322.0 million. The primary objective of our investment activity is to maintain the safety of principal, and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash, cash equivalents, and restricted cash) was AA+ as of December 31, 2022. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions and interest rates may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of December 31, 2022 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$5,094
1% Decrease	$2,547
1% Increase	$(2,546)
2% Increase	$(5,091)
Due to the nature of our business and the manner in which we conduct our operations, we believe we do not face any material interest rate risk with respect to other assets and liabilities, equity price risk, or other market risks. The functional currency of our Canadian operations is the Canadian dollar. We are exposed to foreign currency exchange rate risk for the settlement of transactions of the Canadian operations as well as unrealized translation adjustments. To date, realized foreign currency exchange rate gains and losses have not been material.
Item 8. Financial Statements and Supplementary Data
See pages beginning at F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), including maintenance of (i) records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, and (ii) policies and procedures that provide reasonable assurance that (a) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (b) our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors, and (c) we will prevent or timely detect unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)

and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 framework). Based on such evaluation, our management has concluded that as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In conducting its assessment, management used the criteria issued by COSO. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria. The effectiveness of internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that many of our employees and independent contractors are working in a hybrid environment. The design of our processes and controls allow for remote execution with accessibility to secure data in support of the hybrid environment. We are continually monitoring and assessing the situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.
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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The names and ages of our executive officers and directors as of February 27, 2023 are as follows:

Name	Age	Position(s)
Hessam Nadji	57	President, Chief Executive Officer and Director
Steven F. DeGennaro	59	Executive Vice President and Chief Financial Officer
John David Parker	42	Executive Vice President and Chief Operating Officer, Eastern Division
Richard Matricaria	44	Executive Vice President and Chief Operating Officer, Western Division
Gregory A. LaBerge	52	Senior Vice President, Chief Administrative Officer
Hessam Nadji
Mr. Nadji has served as President and Chief Executive Officer and as a director of the Company since March 2016. He previously served as Senior Executive Vice President and Chief Strategy Officer. He joined the Company as Vice President of Research in 1996 and held various other senior management roles through the years, including Chief Marketing Officer and head of the Company’s specialty brokerage divisions. He played a leading role in the Company’s initial public offering in 2013. Mr. Nadji received a B.S. in information management and computer science from City University in Seattle and has over 35 years of experience working in the real estate industry.
Steven F. DeGennaro
Mr. DeGennaro has served as Executive Vice President and Chief Financial Officer since August 2020. Prior to joining the Company, Mr. DeGennaro held the position of Chief Financial Officer at InTouch Health, a venture-backed telehealth company, from March 2018 to July 2020. Prior to that he served as Chief Financial Officer at Xirrus, Inc., a manufacturer of wireless networking products, from January 2004 to November 2017. He also served as Chief Financial Officer at Calix Networks, Inc. and Xircom, Inc. Mr. DeGennaro began his career at KPMG. Mr. DeGennaro holds a B.B.A. in Accounting from the University of San Diego.
John David Parker
Mr. Parker has served as Executive Vice President and Chief Operating Officer, Eastern Division since June 2021. Mr. Parker joined the firm in 2004 as a multifamily agent in the Manhattan office and transitioned to management in 2006. In 2007, Mr. Parker opened the Company's Brooklyn office and took over responsibility for the New York regional offices soon afterward. Mr. Parker was appointed Division Manager for the Northeast in 2016 and has been instrumental in driving the Company's expansion in Canada. Mr. Parker holds a bachelor’s degree in operations and information systems management from Pennsylvania State University.
Richard Matricaria
Mr. Matricaria has served as Executive Vice President and Chief Operating Officer, Western Division since June 2021. Mr. Matricaria joined the Company in 2000 as a retail broker for several years from 2002 to 2010 before moving to management in 2010. From 2010 to 2016, Mr. Matricaria opened offices in Orlando and Tampa, and in 2016, Mr. Matricaria moved to Chicago to oversee the Midwest Division. Mr. Matricaria relocated to the Company's headquarters in Calabasas in 2019 as part of his expanded responsibilities. Mr. Matricaria received a B.B.A. in management from the University of Alabama and earned an M.B.A. from St. Thomas University.
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
Other Proxy Information
Certain information required by this Item regarding our Audit Committee is incorporated herein by reference to information appearing in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (“Proxy Statement”), which information will appear under the caption entitled “Corporate Governance-Board Committees and Charters.”

To comply with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement under the caption entitled “Other Matters—Delinquent Section 16(a) Reports” in the Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
Ethical Business Practices
We strive to conduct our business with integrity and the highest standards of ethics and governance that support our values. We do so by promoting fair labor practices, upholding human rights, and complying with legal requirements, including those that address bribery and corruption. We also implement policies, practices, and trainings that convey our expectations and values and meet stakeholder needs.
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
The Code of Ethics can be found at https://ir.marcusmillichap.com/corporate-governance/governance-documents and clicking on “Code of Ethics.”
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

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2022. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,729,967	$—	3,943,642
Equity compensation plans not approved by security holders	—	—	—
	1,729,967	$—	3,943,642
(1)Consists of restricted stock units (“RSUs”) granted under our Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”). Excludes restricted stock awards granted under the 2013 Plan, purchase rights granted under our 2013 Employee Stock Purchase Plan (“ESPP”).
(2)Outstanding RSUs have no exercise price.
(3)Includes 3,806,730 shares available for future issuance under the 2013 Plan. Includes 136,912 shares available for future issuance under the ESPP, including shares subject to purchase during the current offering period, which commenced on November 15, 2022 (the exact number of which will not be known until the purchase date on May 15, 2023). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period, may not exceed 1,250 shares.
(4)Pursuant to the terms of the ESPP, on the first day of each fiscal year, beginning with the 2015 fiscal year, the number of shares authorized for issuance under the ESPP is automatically increased by the lesser of: (i) 366,667 shares of our common stock; (ii) 1% of the outstanding shares of our common stock as of the last day of the immediately preceding fiscal year; or (iii) such other amount as the Board may determine. Pursuant to the provisions of the ESPP, the Board has determined to not provide for any annual increases to date.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to information appearing in our Proxy Statement, which information will appear under the captions entitled “Corporate Governance—Director Independence” and “Certain Relationships and Related Party Transactions” in the Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to information appearing in our definitive Proxy Statement, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2023” in the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Report:
(1)Consolidated Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form 10-K beginning on page F-1.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
The financial statement schedules have been omitted because they are not applicable, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(b)Exhibits
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

10.12
Second Amended and Restated Credit Agreement, between the Company and Wells Fargo Bank, National Association dated July 28, 2022 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) filed on August 5, 2022).

10.13†
Employment Agreement between the Company and Steven F. DeGennaro effective as of August 4, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended September 30, 2020 filed on November 9, 2020).

10.14†
Change in Control Policy dated August 3, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2021 filed on August 6, 2021).

10.15†
Amended & Restated Death & Disability Policy dated August 3, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2021 filed on August 6, 2021).

10.16†
Employment Agreement by and between John David Parker and Marcus & Millichap, Inc., dated August 4, 2022 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q filed on August 5, 2022).

10.17†
Employment Agreement by and between Richard Matricaria and Marcus & Millichap, Inc., dated August 4, 2022 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q filed on August 5, 2022).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description

101*	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†Indicates management contract or compensatory plan.
*Filed herewith.
**Furnished, not filed.
(c)Financial Statement Schedules
Not applicable.
Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2023	Marcus & Millichap, Inc.

/s/ Hessam Nadji
Hessam Nadji
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hessam Nadji	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2023
Hessam Nadji

/s/ Steven F. DeGennaro	Chief Financial Officer (Principal Financial Officer)	February 27, 2023
Steven F. DeGennaro

/s/ Kurt H. Schwarz	First Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2023
Kurt H. Schwarz

/s/ George M. Marcus	Director	February 27, 2023
George M. Marcus

/s/ Collete English Dixon	Director	February 27, 2023
Collete English Dixon

/s/ Norma J. Lawrence	Director	February 27, 2023
Norma J. Lawrence

/s/ Lauralee E. Martin	Director	February 27, 2023
Lauralee E. Martin

/s/ Nicholas F. McClanahan	Director	February 27, 2023
Nicholas F. McClanahan

/s/ George T. Shaheen	Director	February 27, 2023
George T. Shaheen

/s/ Don C. Watters	Director	February 27, 2023
Don C. Watters

MARCUS & MILLICHAP, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Marcus & Millichap, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred commissions payable
Description of the Matter
At December 31, 2022, Company’s commissions payable to investment sales and financing professionals was $117.4 million. As discussed in Note 7 to the consolidated financial statements, certain investment sales and financing professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. All commissions are recognized as cost of services in the period in which they are earned as they relate to specific transactions closed. The Company has the ability to defer payment of certain commissions, at its election, for up to three years. These payments are referred to as deferred commissions.

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
Los Angeles, California
February 27, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Marcus & Millichap, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Marcus and Millichap Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Los Angeles, California
February 27, 2023

MARCUS & MILLICHAP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash, cash equivalents, and restricted cash of $16	$235,873	$382,140
Commissions receivable	8,453	17,230
Prepaid expenses	9,411	13,220
Income tax receivable	8,682	—
Marketable debt securities, available-for-sale (includes amortized cost of $254,682 and $183,915 at December 31, 2022 and 2021, respectively, and $0 allowance for credit losses)	253,434	183,868
Advances and loans, net	4,005	6,403
Other assets, current	7,282	5,270
Total current assets	527,140	608,131
Property and equipment, net	27,644	23,192
Operating lease right-of-use assets, net	87,945	81,528
Marketable debt securities, available-for-sale (includes amortized cost of $72,819 and $111,858 at December 31, 2022 and 2021, respectively, and $0 allowance for credit losses)	68,595	112,610
Assets held in rabbi trust	9,553	11,508
Deferred tax assets, net	41,321	33,736
Goodwill and other intangible assets, net	55,696	48,105
Advances and loans, net	169,955	113,242
Other assets, non-current	15,859	13,146
Total assets	$1,003,708	$1,045,198
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$11,450	$15,487
Deferred compensation and commissions	75,321	114,685
Income tax payable	—	17,853
Operating lease liabilities	16,984	18,973
Accrued bonuses and other employee related expenses	38,327	49,848
Other liabilities, current	9,933	8,784
Total current liabilities	152,015	225,630
Deferred compensation and commissions	64,461	53,536
Operating lease liabilities	65,109	58,334
Other liabilities, non-current	8,614	11,394
Total liabilities	290,199	348,894
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,255,838 and 39,692,373 at December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	131,541	121,844
Retained earnings	585,581	573,546
Accumulated other comprehensive income	(3,617)	910
Total stockholders’ equity	713,509	696,304
Total liabilities and stockholders’ equity	$1,003,708	$1,045,198
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue:
Real estate brokerage commissions	$1,170,310	$1,170,969	$633,164
Financing fees	112,978	109,690	70,538
Other revenue	18,422	15,781	13,204
Total revenue	1,301,710	1,296,440	716,906
Operating expenses:
Cost of services	850,894	840,209	447,879
Selling, general and administrative	300,009	255,154	204,514
Depreciation and amortization	13,406	11,721	10,899
Total operating expenses	1,164,309	1,107,084	663,292
Operating income	137,401	189,356	53,614
Other income, net	5,336	4,527	6,650
Interest expense	(708)	(580)	(900)
Income before provision for income taxes	142,029	193,303	59,364
Provision for income taxes	37,804	50,833	16,526
Net income	$104,225	$142,470	$42,838

Earnings per share:
Basic	$2.61	$3.57	$1.08
Diluted	$2.59	$3.55	$1.08
Weighted average common shares outstanding:
Basic	39,893	39,888	39,642
Diluted	40,186	40,187	39,735
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$104,225	$142,470	$42,838
Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in net unrealized gains/losses	(4,565)	(1,554)	799
Less: reclassification adjustment for net losses (gains) included in other income (expense), net	(70)	72	34
Net change, net of tax of $(1,559), $(505) and $286 for the years ended December 31, 2022, 2021, and 2020, respectively	(4,635)	(1,482)	833
Foreign currency translation gain (loss), net of tax of $0 for each of the years ended December 31, 2022, 2021, and 2020, respectively	108	(182)	(237)
Total other comprehensive (loss) income	(4,527)	(1,664)	596
Comprehensive income	$99,698	$140,806	$43,434
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Notes Receivable From Employees	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	39,153,195	$4	$104,658	$(4)	$388,238	$1,978	$494,874
Net and comprehensive income	—	—	—	—	—	—	42,838	596	43,434
Stock-based award activity:
Stock-based compensation	—	—	—	—	9,905	—	—	—	9,905
Issuance of common stock pursuant to employee stock purchase plan	—	—	27,596	—	642	—	—	—	642
Issuance of common stock for vesting of restricted stock units	—	—	264,235	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	19,516	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(62,566)	—	(2,023)	—	—	—	(2,023)
Reduction of stock notes receivable from employees	—	—	0	—	—	4	—	—	4
Balance as of December 31, 2020	—	—	39,401,976	4	113,182	—	431,076	2,574	546,836
Net and comprehensive income (loss)	—	—	—	—	—	—	142,470	(1,664)	140,806
Stock-based award activity:
Stock-based compensation	—	—	—	—	10,361	—	—	—	10,361
Issuance of common stock pursuant to employee stock purchase plan	—	—	20,152	—	653	—	—	—	653
Issuance of common stock for settlement of deferred stock units	—	—	60,373	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	260,525	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	13,323	—	—	—	—	—	—
Issuance of common stock for stock settled deferred consideration	—	—	27,481	—	1,000	—	—	—	1,000
Shares withheld related to net share settlement of stock-based awards	—	—	(91,457)	—	(3,352)	—	—	—	(3,352)
Balance as of December 31, 2021	—	—	39,692,373	4	121,844	—	573,546	910	696,304
Net and comprehensive income (loss)	—	—	—	—	—	—	104,225	(4,527)	99,698
Dividend	—	—	—	—	—	—	(62,572)	—	(62,572)
Stock-based award activity:
Stock-based compensation	—	—	—	—	17,312	—	—	—	17,312
Issuance of common stock pursuant to employee stock purchase plan	—	—	19,813	—	709	—	—	—	709
Issuance of common stock for settlement of deferred stock units	—	—	281,193	—	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	292,953	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	11,494	—	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(206,390)	—	(9,741)	—	—	—	(9,741)
Issuance of common stock for stock settled deferred consideration	—	—	28,673	—	1,417	—	—	—	1,417
Repurchases of common stock	—	—	(864)	—	—	—	(29,618)	—	(29,618)
Balance as of December 31, 2022	—	$—	39,255,838	$4	$131,541	$—	$585,581	$(3,617)	$713,509
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$104,225	$142,470	$42,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,406	11,721	10,899
Noncash lease expense	23,112	23,729	22,825
Credit loss expense	(51)	166	188
Stock-based compensation	17,312	10,361	9,905
Deferred taxes, net	(6,073)	(11,845)	473
Unrealized foreign exchange losses (gains)	534	3,824	(299)
Net realized gains on marketable debt securities, available-for-sale	(86)	(219)	(192)
Other non-cash items	(973)	641	895
Changes in operating assets and liabilities:
Commissions receivable	8,445	(10,832)	(3,290)
Prepaid expenses	3,802	(3,066)	774
Advances and loans	(54,818)	(12,382)	(39,773)
Other assets	(9,830)	(3,046)	(2,743)
Accounts payable and accrued expenses	(4,071)	9,779	(5,643)
Income tax receivable/payable	(26,535)	14,128	8,724
Accrued bonuses and other employee related expenses	(11,491)	29,073	(2,095)
Deferred compensation and commissions	(24,631)	75,047	6,421
Operating lease liabilities	(21,176)	(21,276)	(18,461)
Other liabilities	2,528	(2,370)	6,642
Net cash provided by operating activities	13,629	255,903	38,088
Cash flows from investing activities
Acquisition of businesses, net of cash received	(12,500)	229	(16,298)
Purchases of marketable debt securities, available-for-sale	(380,799)	(378,106)	(215,606)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	350,993	285,628	221,677
Purchases of securities, held-to-maturity	—	(9,500)	—
Issuances of employee notes receivable	(74)	(40)	(243)
Payments received on employee notes receivable	71	290	187
Purchase of property and equipment	(11,666)	(6,857)	(6,945)
Net cash used in investing activities	(53,975)	(108,356)	(17,228)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(9,741)	(3,352)	(2,023)
Proceeds from issuance of shares pursuant to employee stock purchase plan	709	653	642
Dividends paid	(60,358)	—	—
Principal payments on notes payable to former stockholders	—	—	(6,564)
Principal payments on stock appreciation rights liability	(1,761)	(1,481)	(1,251)
Payments of contingent and deferred consideration	(5,351)	(1,739)	(1,134)
Cash paid for stock repurchases	(29,053)	—	—
Net cash used in financing activities	(105,555)	(5,919)	(10,330)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(366)	(2,640)	(48)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(146,267)	138,988	10,482
Cash, cash equivalents, and restricted cash at beginning of year	382,140	243,152	232,670
Cash, cash equivalents, and restricted cash at end of year	$235,873	$382,140	$243,152

Supplemental disclosures of cash flow information
Interest paid during the period	$614	$749	$1,223
Income taxes paid, net	$69,847	$48,563	$7,329
Cash paid for amounts included in the measurement of operating lease liabilities	$21,770	$23,662	$21,131

Supplemental disclosures of noncash investing and financing activities:
Unpaid purchases of property and equipment	$684	$406	$154
Right-of-use assets obtained in exchange for operating lease obligations	$27,027	$19,981	$16,293
Issuance of shares pursuant to settlement of deferred consideration	$1,417	$1,000	$—
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
1.    Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc., (the “Company”, “Marcus & Millichap”, or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing services, research and advisory services. As of December 31, 2022, MMI operates 81 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
Reorganization and Initial Public Offering
MMI was formed in June 2013 in preparation for Marcus & Millichap Company (“MMC”) to spin-off its majority owned subsidiary, Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”). Prior to the initial public offering (“IPO”) of MMI, all of the preferred and common stockholders of MMREIS (including MMC and employees of MMREIS) contributed all of their outstanding shares to MMI, in exchange for new MMI common stock. As a result, MMREIS became a wholly-owned subsidiary of MMI. Thereafter, MMC distributed 80.0% of the shares of MMI common stock to MMC’s shareholders and exchanged the remaining portion of its shares of MMI common stock for cancellation of indebtedness of MMC. MMI completed its IPO on November 5, 2013.
Basis of Presentation
The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company reclassified certain items previously included within accounts payable and other liabilities to other liabilities, current in the December 31, 2021 consolidated balance sheet to conform with current period presentation.
2.    Accounting Policies and Recent Accounting Pronouncements
Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
The Company considers cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. Portions of the balance of cash, cash equivalents, and restricted cash were held in financial institutions, various money market funds with fixed and floating net asset values and short-term commercial paper. Money market funds have floating net asset values and may be subject to gating or liquidity fees. The Company assesses short-term commercial paper for impairment in connection with investments in marketable debt securities, available-for-sale. The likelihood of realizing material losses from cash, cash equivalents, and restricted cash, including the excess of cash balances over federally insured limits, is remote.
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
Real Estate Brokerage Commissions
Contracts for representing buyers and sellers of real estate are negotiated on a transaction-by-transaction basis. The consideration associated with the successful outcome remains constrained until the completion of a transaction which happens at the close of escrow. At that time, the Company's performance is complete.
Financing Fees

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Contracts for representing potential borrowers are negotiated on a transaction-by-transaction basis. The consideration associated with the successful outcome remains constrained until the completion of a transaction which happens at the time the loan closes. At that time, the Company recognizes revenue related to the transaction. The Company’s fee arrangements, with an exception for guarantee obligations, do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the loan closes.
Loan Performance Fees - For loans originated through the Strategic Alliance ("Strategic Alliance") with M&T Realty Capital Corporation ("MTRCC"), the Company receives variable consideration in the form of loan performance fees based on a portion of the servicing fees expected to be received by MTRCC under the servicing contract for servicing the loan. As the Company is not obligated to perform any servicing functions and has no further obligations related to the transaction giving rise to the loan performance fees, the estimated value of the loan performance fees to be received is recorded at the time the loan closes and are collected over the estimated term of the related loan. Any changes in the estimate of loan performance fees to be received are recorded in revenue in the period the estimate changes.
Guarantee Obligations - For certain loans originated through the Strategic Alliance with MTRCC, the Company may agree, at its option, to indemnify MTRCC for a portion of MTRCC’s obligations for loans sold to the Federal National Mortgage Association ("Fannie Mae"). For these loans, the Company allocates a portion of the transaction price and records a loan guarantee obligation based on its fair value. Revenue for this stand ready obligation is recorded on a straight-line basis over the term of the estimated guarantee period and is recorded in financing fees in the consolidated statements of operations. The guarantee obligation is capped at 16.7% of any unpaid principal balance in excess of the value of the collateral securing such loan. For these loans, the Company is required to pledge cash in a restricted bank account in support of the guarantee obligation. The Company records an allowance for estimated losses related to the loans subject to the guarantee considering the risk characteristics of the loan, the loan's risk rating, historical loss experience, potential adverse situations affecting individual loans and other forecasted information as appropriate.
Mortgage Servicing - The Company recognized mortgage servicing revenue upon the acquisition of a servicing contract. The Company recorded servicing fees when earned provided the loans are current and the debt service payments are made by the borrower. As of December 31, 2022, the Company no longer owns any mortgage servicing rights.
Other Revenue
Other revenue include fees generated from consulting and advisory services, as well as referral fees from other real estate brokers, and are recognized when services are provided, or upon closing of the transaction.
Capitalization of Internal Software
Certain costs related to the development or purchase of internal-use software are capitalized. Internal costs that are incurred in the preliminary project stage are expensed as incurred. Direct consulting costs and certain payroll and related costs that are incurred during the development stage of a project are capitalized and depreciated using the straight-line method over a useful life of five years. Capitalized costs are recorded in property and equipment, net, and amortization is recorded in depreciation and amortization in the consolidated financial statements. Amortization begins for software that has been placed into production and is ready for its intended use. Post-implementation costs such as training, maintenance and support are expensed as incurred. The Company evaluates the carrying value of capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
In order to attract and retain highly skilled professionals, from time to time the Company advances funds to its investment sales and financing professionals. The advances are typically in the form of forgivable loans that have terms that are generally between 5 and 10 years. The principal amount of a forgivable loan and accrued interest are forgiven over the term of the loan, so long as the investment sales and financing professionals continue to be a service provider with the Company, and/or upon achieving contractual performance criteria. Amounts forgiven are charged to selling, general and administrative expense over the period forgiven. If the investment sales and financing professional’s relationship with the Company is terminated before the amount advanced is forgiven, the unforgiven amount, and any accrued interest, becomes due and payable. The Company evaluates the need for an allowance for credit losses based on amounts advanced, expected forgiveness, consideration of historical experience, current conditions and forecasts of future economic conditions. Estimated credit losses, net of any reversals, are charged to credit loss expense included in selling, general and administrative expense. Amounts are generally written off when amounts are determined to be no longer collectable.
The Company, from time to time, also enters into various agreements, including notes receivable, with certain of its investment sales and financing professionals whereby these individuals receive loans that are to be repaid in the future. The notes receivable, along with stated interest, are typically collected from future commissions or repaid based on the terms stipulated in the respective agreements that are generally between one and seven years. The Company evaluates the need for an allowance for credit losses for the loans based on historical experience, current conditions and reasonable forecasts of future economic conditions. Estimated credit losses, net of any reversals, are charged to credit loss expense included in selling, general and administrative expense. Amounts are generally written off when amounts are determined to be no longer collectable.
Cost of Services
Cost of services principally consists of variable commissions, compensation-related costs related to the Company’s financing activities, and other costs for the Company’s investment sales and financing professionals related to transactions closed in the period. Commissions are accrued based on revenue from transactions generated by the Company’s investment sales and financing professionals. Investment sales and financing professionals are compensated at commission rates based on individual agreements, and a portion of the commissions due upon the closing of a transaction may be deferred in accordance with their contracts. Some of the Company's most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual financial thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of one to three years, at the Company's election, and paid at the beginning of the second and fourth calendar year. These deferred commissions are included in deferred compensation and commissions (current and non-current) captions in the accompanying consolidated balance sheets. Cost of services also includes referral fees paid to other real estate brokers where we are the principal service provider.
Investments in Marketable Debt Securities, Available-for-Sale
The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities (“ABS”) and other. The Company considers its investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income (expense), net in the consolidated statements of operations. The Company typically invests in highly rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. See Note 5 – “Investments in Marketable Debt Securities, Available-for-Sale” for additional information.
The Company reviews quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. The Company excludes accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale, for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive income (loss), net of applicable taxes. The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. The Company evaluates write-off of accrued interest receivable at the time credit loss exists for the underlying security.
Determining whether a credit loss exists requires a high degree of judgment and the Company considers both qualitative and quantitative factors in making its determination. The Company evaluates its intent to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. For all securities in an unrealized loss position, the Company evaluates, among other items, the extent and length of time the fair market value of a security is less than its amortized cost, time to maturity, duration, seniority, the financial condition of the issuer including credit ratings, any changes thereto and relative default rates, leverage ratios, availability of liquidity to make principal and interest payments, performance indicators of the underlying assets, analyst reports and recommendations, and changes in base and market interest rates. If the qualitative and quantitative analysis is sufficient to conclude that an impairment related to credit losses does not exist, the Company typically does not perform further quantitative analysis to estimate the present value of cash flows expected to be collected from the debt security. Estimates of expected future cash flows are the Company’s best estimate based on past events, current conditions and reasonable and supportable economic forecasts.
Assets Held in Rabbi Trust
The Company maintains a non-qualified deferred compensation program for certain employees. Deferred amounts are invested in variable whole life insurance policies owned by the Company supporting the deferred obligation and are held in a rabbi trust. Participants elect to invest in various hypothetical equity and debt securities offered within the plan on a notional basis. The net change in the carrying value of the underlying assets held in the rabbi trust is recorded in other income (expense), net. The change in the deferred compensation liability as a result of the change in the notional value of the participants accounts is recorded as a component of selling, general and administrative expense in the consolidated statements of operations.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Recurring Fair Value Measurements
The Company values its investments including commercial paper and floating NAV money market funds recorded in cash, cash equivalents, and restricted cash, investments in marketable debt securities, available-for-sale, assets held in the rabbi trust, deferred compensation liability and contingent and deferred consideration at fair value on a recurring basis.
Fair values for investments included in cash, cash equivalents, and restricted cash and marketable debt securities, available-for-sale, were determined for each individual security in the investment portfolio and all these securities are Level 1 or 2 measurements as appropriate.
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
Assets and Liabilities not Measured at Fair Value
The Company’s commissions receivable, amounts due from employees and investment sales and financing professionals (included in the other assets, current and other assets, non-current captions), accounts payable and other liabilities and commissions payable (included in deferred compensation and commissions, current and deferred compensation and commissions, non-current captions) are carried at cost, which approximates fair value based on their immediate or short-term maturities and terms which approximate current market rates.
The Company’s obligations under stock appreciation rights (“SARs”) liability (included in the deferred compensation and commissions, current and deferred compensation and commissions, non-current captions) bear interest at a variable rate based on U.S. Treasuries, and the Company has determined that the carrying value approximates their fair value.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. The Company uses the straight-line method for depreciation and amortization. Depreciation and amortization is recorded over estimated useful lives ranging from three to seven years.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
amounts are deposited into separate customer trust accounts controlled by the Company. The amounts are included in current other assets, net, with a corresponding liability included in accounts payable and other liabilities, both in the consolidated balance sheets.
MSRs were recorded at fair value upon acquisition of a servicing contract. As of December 31, 2022, the Company no longer owns any MSRs. The Company has elected the amortization method for the subsequent measurement of MSRs. MSRs were carried at the lower of amortized cost or fair value. All MSRs are amortized using the interest method over the period that servicing income is expected to be received. MSRs are included in other assets non-current in the accompanying consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data” for additional information. Amortization related to the MSRs is included in depreciation and amortization expense in the accompanying consolidated statements of operations.
The Company measured MSRs at fair value on a nonrecurring basis. MSRs are a Level 3 measurement. The Company’s MSRs did not trade in an active, open market with readily observable prices. The estimated fair value of the Company’s MSRs were developed using a discounted cash flow model that calculates the present value of estimated future net servicing income. The model considers contractual provisions and assumptions of market participants including specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. The Company periodically reassessed and adjusted, when necessary, the underlying inputs and assumptions used in the model to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset.
In connection with MSR activities, the Company held funds in escrow for the benefit of the lenders. These funds and the offsetting obligations are not presented in the Company’s consolidated financial statements as they do not represent assets and liabilities of the Company.
In June 2022, the Company discontinued its servicing activities and signed an agreement to sell the remaining servicing rights. The sale closed in the third quarter of 2022. See Note 7 – “Selected Balance Sheet Data” for additional information.
Leases
The Company utilizes operating leases for all its facilities and autos. The Company determines if an arrangement is a lease at inception. Right-of-use assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s contractual obligation to make lease payments under the lease. Operating leases are included in operating lease right-of-use assets, and operating lease liabilities, current and non-current captions in the consolidated balance sheets.
Right-of-use assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all of which add complexity and impact the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. The Company uses the implicit rate in the lease when determinable. As most of the Company’s leases do not have a determinable implicit rate the Company uses an estimated incremental borrowing rate based on borrowing options under its credit agreement and applies a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. The Company typically leases general purpose built-out office space, which reverts to the lessor upon termination of the lease. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component. Lease cost is recognized on a straight-line basis over the lease term. Variable lease payments consist of common area costs, insurance, taxes, utilities, parking and other lease related costs, which are determined principally based on billings from landlords. Sub-lease income is recorded as a component of selling general and administrative expense in the consolidated statements of operations.

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
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs are included in selling, general and administrative expense in the accompanying consolidated statements of operations.
Advertising costs for the years ended December 31, 2022, 2021, and 2020 were $1,653,000, $830,000, and $586,000 respectively.
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
Stock-Based Compensation
The Company measures and records compensation expense for all stock-based awards made to employees, independent contractors and non-employee directors. Awards are issued under the Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”) and 2013 Employee Stock Purchase Plan (“ESPP”).
For awards made to the Company’s employees, directors and independent contractors, the Company initially values restricted stock units (“RSUs”) and restricted stock awards (“RSAs”) based on the grant date closing price of the Company’s common stock. For awards with periodic vesting, the Company recognizes the related expense on a straight-

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
line basis over the requisite service period for the entire award, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. The Company accounts for forfeitures as they occur.
For shares issued under the ESPP, the Company determined that the plan was a compensatory plan and is required to expense the fair value of the awards over each six-month offering period. The Company estimates the fair value of these awards using the Black-Scholes option pricing model. The Company calculates the expected volatility based on the historical volatility of the Company’s common stock, the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant, both consistent with the term of the offering period. The Company includes a dividend yield based on the recurring semi-annual dividend. The Company accounts for forfeitures as they occur.
Earnings per Share
Basic weighted average shares outstanding includes vested, but unissued, deferred stock units (“DSUs”). The difference between basic and diluted weighted average shares outstanding represents the dilutive impact of common stock equivalents consisting of shares to be issued under the 2013 Plan and ESPP, and contingently issuable shares in connection with stock settled consideration for acquired businesses.
Foreign Currency Translation
The Company prepares the financial statements of its Canadian subsidiary using the local currency as the functional currency. The assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of stockholder’s equity through other comprehensive income (loss) in the consolidated statements of comprehensive income.
Income and expenses are translated at the average monthly rates of exchange. The Company includes gains and losses from foreign currency transactions in other income (expense), net in the consolidated statements of operations.
The effect of foreign currency translation on cash, cash equivalents, and restricted cash is reflected in cash flows from operating activities on the consolidated statements of cash flows, and is not material for any period presented.
Taxes Collected from Clients and Remitted to Governmental Authorities
The Company accounts for tax assessed by any governmental authority that is based on revenue or transaction value (e.g. sales, use and value added taxes) on a net basis, and, accordingly, such amounts are not included in revenue. Collected amounts are recorded as a current liability until paid.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, and restricted cash, investments in marketable debt securities, available-for-sale, security deposits (included under other assets, non-current) and commissions receivable, net. Cash, cash equivalents, and restricted cash are placed with high-credit quality financial institutions and invested in high-credit quality money market funds and commercial paper. Concentrations and ratings of marketable debt securities, available-for-sale are limited by the approved investment policy.
To reduce its credit risk, the Company monitors the credit standing of the financial institutions money market funds that represent amounts recorded as cash, cash equivalents, and restricted cash. The Company historically has not experienced any significant losses related to cash, cash equivalents, and restricted cash.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The Company has entered into a Strategic Alliance with MTRCC pursuant to which the Company has agreed to provide loan opportunities that may be funded through MTRCC’s Delegated Underwriting and Servicing Agreement (“DUS Agreement”) with Fannie Mae that requires MTRCC to guarantee a portion of each loan funded. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC though the DUS Agreement. The Company manages and limits the concentration of risk related to the guarantees assumed by monitoring the underlying property type, geographic location, credit of the borrowers, underlying debt service coverage, and loan to value ratios.
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the years ended December 31, 2022, 2021, and 2020, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the year ended December 31, 2022, the Company’s Canadian operations represented approximately 2% of total revenue. During the years ended December 31, 2021 and 2020, the Company’s Canadian operations represented less than 2% and 1% of total revenue, respectively.
During each of the years ended December 31, 2022, 2021, and 2020, no office represented 10% or more of total revenue.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, under which the consideration for the acquisition, including the fair value of any contingent and deferred consideration, is allocated to the assets acquired and liabilities assumed. The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values as determined by management as of the acquisition date. The excess of the consideration over the assets acquired net of liabilities assumed is recognized as goodwill. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded as expense in the consolidated statements of operations.
In connection with certain acquisitions, the Company enters into agreements to pay additional cash amounts based on the achievement of certain performance measures and/or service and time requirements. Contingent and deferred consideration in connection with the acquisition of a business is measured at fair value on the acquisition date and remeasured at fair value each reporting period thereafter until the consideration is settled in cash or stock, with changes in fair value recorded in selling, general and administrative expense in the consolidated statements of operations.
Acquisition-related costs, such as due diligence, legal and accounting fees, are expensed as incurred and not considered in determining the fair value of the acquired assets. Acquisition-related costs are reflected in selling, general and administrative expense in the consolidated statements of operations.
Goodwill and Other Intangible Assets
The Company evaluates goodwill for impairment annually in the fourth quarter. In addition to the annual impairment evaluation, the Company evaluates at least quarterly whether events or circumstances have occurred in the period subsequent to the annual impairment testing which indicate that it is more likely than not an impairment loss has occurred. The initial impairment evaluation of goodwill is a qualitative assessment and is performed to assess whether the fair value of a reporting unit is less than its carrying amount. The Company completes a quantitative impairment test if evidence from the qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company determines the quantitative impairment test is required, the estimated fair value of the reporting unit is determined and compared to its carrying amount, including goodwill. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. The Company currently has only one reporting unit, therefore, all goodwill is allocated to that one reporting unit.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The Company evaluates its finite-lived intangible assets for impairment at least annually, or as events or changes in circumstances indicate the carrying value may not be recoverable. The Company records an impairment loss if impairment triggers exist and the fair value of the asset is less than the asset’s carrying amount. The Company measures recoverability by comparing the carrying amount to the future undiscounted cash flows that the intangible assets are expected to generate. If the carrying value of the intangible assets are not recoverable, the impairment recognized is measured as the amount by which the carrying value exceeds its fair value. The Company’s intangible assets primarily include non-compete agreements, customer relationships and contracts in progress that resulted from its business combinations. These intangible assets are generally amortized on a straight-line basis using a useful life between 1 and 7 years.
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
Recent Accounting Pronouncements
Recently Adopted
In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 is effective for all entities upon issuance and may be applied prospectively to contract modifications through December 31, 2022. The Company's Amended and Restated Credit Agreement (see Note 15 – “Commitments and Contingencies”) no longer references LIBOR. As the Company has not drawn funds from the credit facility, we determined that the adoption of ASU 2020-04 did not have an impact on the consolidated financial statements.
3.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Computer software and hardware equipment	$42,617	$33,819
Furniture, fixtures and equipment	26,453	24,511
Less: accumulated depreciation and amortization	(41,426)	(35,138)
	$27,644	$23,192
During the years ended December 31, 2022 and 2021, the Company wrote-off approximately $1.2 million and $3.2 million, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
4.    Operating Leases
The Company has operating leases for all of its facilities and autos. The operating lease cost, included in selling, general and administrative expense in the consolidated statements of operations, consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Operating lease cost:
Lease cost	$26,038	$26,209
Variable lease cost (1)	5,586	5,371
Sublease income (2)	(896)	(492)
	$30,728	$31,088
(1)Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.
(2)The Company changed its policy for recording sub-lease income from recording it as a component of other income, net, to a component of selling general and administrative expense to better align sublease income with the operating costs related to leasing. Amounts related to the current and prior years were not material.
Maturities of lease liabilities by year consisted of the following (in thousands):

December 31, 2022
2023	$19,663
2024	19,791
2025	17,220
2026	13,446
2027	8,640
Thereafter	11,974
Total future minimum lease payments	90,734
Less imputed interest	(8,641)
Present value of operating lease liabilities	$82,093
Other information related to the operating leases consisted of the following:

	December 31,
	2022	2021
Weighted average remaining operating lease term	4.97 years	4.57 years
Weighted average discount rate	3.9%	2.9%

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
5.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains/losses in accumulated other comprehensive income/loss and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$135,688	$—	$14	$(1,153)	$134,549
Corporate debt	118,135	—	1	(95)	118,041
Asset-backed securities (“ABS”) and other	859	—	—	(15)	844
	$254,682	$—	$15	$(1,263)	$253,434
Long-term investments:
U.S. treasuries	$21,434	$—	$—	$(719)	$20,715
U.S. government sponsored entities	602	—	—	(66)	536
Corporate debt	44,214	—	21	(2,877)	41,358
ABS and other	6,569	—	—	(583)	5,986
	$72,819	$—	$21	$(4,245)	$68,595

	December 31, 2021
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$35,767	$—	$—	$(34)	$35,733
Corporate debt	148,148	—	22	(35)	148,135
	$183,915	$—	$22	$(69)	$183,868
Long-term investments:
U.S. treasuries	$70,902	$—	$128	$(263)	$70,767
U.S. government sponsored entities	726	—	22	(3)	745
Corporate debt	33,197	—	962	(146)	34,013
ABS and other	7,033	—	82	(30)	7,085
	$111,858	$—	$1,194	$(442)	$112,610

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$73,055	$(1,232)	$66,144	$(640)	$139,199	$(1,872)
U.S. government sponsored entities	447	(46)	87	(20)	534	(66)
Corporate debt	130,816	(1,909)	10,681	(1,063)	141,497	(2,972)
ABS and other	4,710	(314)	2,091	(284)	6,801	(598)
	$209,028	$(3,501)	$79,003	$(2,007)	$288,031	$(5,508)

	December 31, 2021
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$103,019	$(297)	$—	$—	$103,019	$(297)
U.S. government sponsored entities	115	(3)	—	—	$115	$(3)
Corporate debt	115,908	(173)	146	(8)	116,054	(181)
ABS and other	2,915	(30)	—	—	2,915	(30)
	$221,957	$(503)	$146	$(8)	$222,103	$(511)
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Gross realized gains (1)	$113	$221	$241
Gross realized losses (1)	$(27)	$(2)	$(49)
(1)Recorded in other income, net in the consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of December 31, 2022, the portfolio had an average credit rating of AA+ and weighted term to contractual maturity of 1.16 years, with 224 securities in the portfolio with an unrealized loss aggregating $5.5 million, or 1.68% of amortized cost, and a weighted average credit rating of AA+.
As of December 31, 2022, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$254,683	$253,434	$183,915	$183,868
Due after one year through five years	56,507	54,169	96,035	96,257
Due after five years through ten years	13,435	11,850	11,129	11,601
Due after ten years	2,876	2,576	4,694	4,752
	$327,501	$322,029	$295,773	$296,478
Weighted average contractual maturity		1.1 years		1.5 years
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,914	$—	$37,914	$34,071	$—	$34,071
Intangible assets (1)(2)	32,287	(14,505)	17,782	23,974	(9,940)	14,034
	$70,201	$(14,505)	$55,696	$58,045	$(9,940)	$48,105
(1)Total weighted average amortization period was 4.54 years and 5.53 years as of December 31, 2022 and 2021, respectively.
(2)Amortization expense for the intangible assets was $4.7 million and $3.8 million for the years ended December 31, 2022 and 2021, respectively.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Beginning balance	$34,071	$33,375
Additions from acquisitions (1)	3,843	696
Ending balance	$37,914	$34,071
(1)The 2021 addition represents a measurement period adjustment for an acquisition made in 2020.
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

Year Ended December 31,
2023	$4,599
2024	4,089
2025	3,871
2026	2,156
2027	1,736
Thereafter	1,331
$17,782
The Company concluded there was no impairment of goodwill or intangible assets during the years ended December 31, 2022 and 2021.
7.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans consisted of the following (in thousands):

	Advances and Loans	Commissions Receivable	Total
Beginning balance as of January 1, 2022	$789	$5	$794
Credit loss expense (recovery)	(48)	(4)	(52)
Write-off	50	—	50
Ending balance as of December 31, 2022	$791	$1	$792

	Advances and Loans	Commissions Receivable	Total
Beginning balance as of January 1, 2021	$563	$94	$657
Credit loss expense (recovery)	255	(89)	166
Write-off (recovery)	(29)	—	(29)
Ending balance as of December 31, 2021	$789	$5	$794

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Other Assets
Other assets consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2022	2021	2022	2021
MSRs, net of amortization	$—	$—	$—	$1,855
Security deposits	—	—	1,625	1,395
Employee notes receivable	6	40	—	—
Securities, held-to-maturity(1)	—	—	9,500	9,500
Loan performance fee receivable	766	—	4,261	—
Prepaid lease costs, trusts and other	6,510	5,230	473	396
	$7,282	$5,270	$15,859	$13,146

(1)Securities, held-to-maturity, are expected to mature on September 1, 2024 and accrue interest based on the 1-year treasury rate.
MSRs
The net change in the carrying value of MSRs consisted of the following (in thousands):

	December 31,
	2022	2021
Beginning balance	$1,855	$1,897
Additions	—	483
Amortization	(1,275)	(525)
Reclassification to assets held for sale	(280)	—
Loss on sale	(300)	—
Ending balance	$—	$1,855
In the six months ended June 30, 2022, the Company received cancellation notices on certain servicing contracts. Amortization of those contracts was adjusted to reflect the cancellations. In June 2022, the Company discontinued its servicing activities and signed an agreement to sell the remaining servicing rights. The Company recorded a loss on the sale of the remaining rights in the second quarter of 2022 and had reclassified the remaining carrying value of the MSRs to assets held for sale. The loss on sale was recorded within selling, general and administrative expenses within the consolidated statements of operations. The sale closed in the third quarter of 2022.
The portfolio of loans serviced by the Company aggregated $1.7 billion for the period ended December 31, 2021.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2022	2021	2022	2021
SARs liability (1)	$2,323	$2,241	$13,137	$14,918
Commissions payable to investment sales and financing professionals	72,247	110,769	45,156	31,697
Deferred compensation liability (1)	493	1,080	6,168	6,921
Other	258	595	—	—
	$75,321	$114,685	$64,461	$53,536
(1)The SARs and deferred compensation liability become subject to payout at the time a participant ceases providing services to the Company. As a result of the retirement of certain participants, estimated amounts to be paid to the participants within the next twelve months have been classified as current.
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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014 at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2022, 2021, and 2020 were 3.63%, 2.93% and 3.92%, respectively. MMI recorded interest expense related to this liability of $542,000, $488,000 and $710,000 for the years ended December 31, 2022, 2021, and 2020, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During each of the years ended December 31, 2022 and 2021, the Company made payments of $2.2 million, consisting of principal and accumulated interest.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through Company owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected in service payout have been classified as current. During the years ended December 31, 2022 and 2021, the Company made total payments to participants of $1.1 million and $1.5 million, respectively.
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

	Years Ended December 31,
	2022	2021	2020
(Decrease) increase in the carrying value of the assets held in the rabbi trust (1)	$(1,743)	$1,445	$1,042
Decrease (increase) in the net carrying value of the deferred compensation obligation (2)	$1,743	$(1,104)	$(799)
(1)Recorded in other income (expense), net in the consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the consolidated statements of operations.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2022	2021	2022	2021
Deferred consideration	$3,633	$5,112	$1,486	$4,689
Contingent consideration	1,726	2,681	5,341	6,631
Dividends payable	612	—	1,603	—
Stock repurchase payable	565	—	—	—
Other	3,397	991	184	74
	$9,933	$8,784	$8,614	$11,394
8.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. Under the TSA, the Company incurred net costs (charge-back) during the years ended December 31, 2022, 2021, and 2020 of $(64,000), $(12,000) and $68,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the years ended December 31, 2022, 2021, and 2020, the Company earned real estate brokerage commissions and financing fees of $3.6 million, $2.4 million, and $2.9 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $2.4 million, $1.4 million, and $1.7 million, respectively, related to these revenue.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $1.3 million for each of the years ended December 31, 2022, 2021, and 2020, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying consolidated statements of operations. See Note 4 – “Operating Leases” for additional information.
Accounts Payable and Other Liabilities with MMC
As of December 31, 2022 and 2021, accounts payable and accrued expenses with MMC aggregating $79,000 and $93,000, respectively, remain unpaid and are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.
Other
The Company makes advances to non-executive employees from time-to-time. At December 31, 2022 and 2021, the aggregate principal amount for employee notes receivable was $4,000 and $40,000, respectively, which is included in other assets (current and non-current) in the accompanying consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data” for additional information.
As of December 31, 2022, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 38% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
9.    Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	December 31, 2022				December 31, 2021
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$9,553	$—	$9,553	$—	$11,508	$—	$11,508	$—
Cash equivalents (1):
Commercial paper	$41,324	$—	$41,324	$—	$8,948	$—	$8,948	$—
Money market funds	139,025	139,025	—	—	210,985	210,985	—	—
	$180,349	$139,025	$41,324	$—	$219,933	$210,985	$8,948	$—
Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$134,549	$134,549	$—	$—	$35,733	$35,733	$—	$—
Corporate debt	118,041	—	118,041	—	148,135	—	148,135	—
ABS and other	844	—	844	—	—	—	—	—
	$253,434	$134,549	$118,885	$—	$183,868	$35,733	$148,135	$—
Long-term investments:
U.S. treasuries	$20,715	$20,715	$—	$—	$70,767	$70,767	$—	$—
U.S. government sponsored entities	536	—	536	—	745	—	745	—
Corporate debt	41,358	—	41,358	—	34,013	—	34,013	—
ABS and other	5,986	—	5,986	—	7,085	—	7,085	—
	$68,595	$20,715	$47,880	$—	$112,610	$70,767	$41,843	$—
Liabilities:
Contingent consideration	$7,067	$—	$—	$7,067	$9,312	$—	$—	$9,312
Deferred consideration	$5,119	$—	$5,119	$—	$9,801	$—	$9,801	$—
Deferred compensation liability	$6,661	$6,661	$—	$—	$8,001	$8,001	$—	$—
(1)Included in cash, cash equivalents, and restricted cash on the accompanying consolidated balance sheets.
There were no transfers in or out of Level 3 during the year ended December 31, 2022.
During the year ended December 31, 2022, the Company considered the probability of achieving EBITDA and other performance targets and current and future interest rates in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of December 31, 2022 and 2021, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $21.3 million and $28.6 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to five-year period. Changes in fair value are included in selling, general and administrative expense in the consolidated statements of operations.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	December 31,
	2022	2021
Beginning balance	$9,312	$5,572
Contingent consideration in connection with acquisitions (1)	—	(100)
Change in fair value of contingent consideration	(161)	4,659
Payments of contingent consideration	(2,084)	(819)
Ending balance	$7,067	$9,312
(1)Contingent consideration in connection with acquisitions represents a noncash investing activity. The amount recorded during the year ended December 31, 2021 relates to a measurement period adjustment. See Note 6 – “Acquisitions, Goodwill and Other Intangible Assets” for additional information.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at December 31, 2022	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$7,067	Discounted cash flow	Expected life of cash flows	0.4-4.83 years	(2.7 years)
			Discount rate	6.0%-7.0%	(6.5%)
			Probability of achievement	0.0%-100.0%	(95.4%)

	Fair Value at December 31, 2021	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$9,312	Discounted cash flow	Expected life of cash flows	1.4-5.8 years	(3.4 years)
			Discount rate	2.2%-3.5%	(2.9%)
			Probability of achievement	29.0%-100.0%	(95.2%)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
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
MSRs were initially recorded at fair value and subsequently carried at the lower of amortized cost or fair value. The Company periodically reassessed and adjusted, when necessary, the underlying inputs and assumptions used to reflect observable market conditions and assumptions that a market participant would consider in valuing an MSR asset. Management used assumptions in the determination of fair value for MSRs after considering default, severity, prepayment and discount rates related to the specific types and underlying collateral of the various serviced loans, interest rates, and refinance rates. In June 2022, the Company discontinued its servicing activities and signed an agreement to sell the remaining servicing rights. The sale closed in the third quarter of 2022. The fair value of the MSRs approximated the carrying value at December 31, 2021 after consideration of the revisions to the various assumptions. See Note 7 – “Selected Balance Sheet Data – Other Assets – MSRs” for additional information.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
10.    Stockholders’ Equity
Common Stock
As of December 31, 2022 and 2021, there were 39,255,838 and 39,692,373 shares of common stock, $0.0001 par value, issued and outstanding, which include unvested RSAs issued to non-employee directors, respectively. See Note 14 – “Earnings per Share” for additional information.
On February 16, 2022, the Board of Directors declared a semi-annual regular dividend of $0.25 per share and a special dividend of $1.00 per share, and on August 2, 2022, the Board of Directors declared a semi-annual regular dividend of $0.25 per share. As a result, the Company paid $60.4 million in dividends to outstanding shareholders during the twelve months ended December 31, 2022.

As of December 31, 2022, $2.2 million remains to be paid upon vesting of stock awards. This payable of $2.2 million is recorded in other liabilities, current and other liabilities, non-current in the consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
Amounts reclassified from accumulated other comprehensive income (loss) are included as a component of other income (expense), net or selling, general and administrative expense, as applicable, in the consolidated statements of operations. The reclassifications were determined on a specific identification basis.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program of up to $70 million. During the year ended December 31, 2022, the Company repurchased and retired 864,271 shares of common stock for $29.6 million, at an average cost of $34.27 per share, of which $0.6 million was for shares repurchased but not settled. As of December 31, 2022, $40.4 million remained available under the stock repurchase program.
11.    Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s Board of Directors adopted the 2013 Plan, which became effective upon the Company’s IPO. In February 2017, the Board of Directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s Board of Directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a director compensation policy. At December 31, 2022, there were 3,806,730 shares available for future grants under the 2013 Plan.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to non-employee directors and RSUs to employees and independent contractors. RSAs vest over a one-year period from the date of grant subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s Board of Directors. Any unvested awards are canceled upon termination as a service provider. As of December 31, 2022, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
During the year ended December 31, 2022, 292,953 shares of RSUs and 13,323 of previously issued RSAs vested. 86,049 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Total	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2019 ⁽¹⁾	800,075	$33.91
Granted	434,705	$32.80
Vested	(284,503)	$32.74
Forfeited/canceled	(31,898)	$34.49
Nonvested shares at December 31, 2020 ⁽¹⁾	918,379	$33.73
Granted	381,215	$39.03
Vested	(277,253)	$31.89
Forfeited/canceled	(41,405)	$33.47
Nonvested shares at December 31, 2021 ⁽¹⁾	980,936	$36.32
Granted	1,094,507	$45.41
Vested	(306,276)	$35.49
Forfeited/canceled	(27,706)	$39.11
Nonvested shares at December 31, 2022 ⁽¹⁾	1,741,461	$42.14

As of December 31, 2022, the Company had unrecognized stock-based compensation relating to RSUs and RSAs of approximately $60.2 million, which is expected to be recognized over a weighted-average period of 3.77 years.
The aggregate fair value of RSUs and RSAs that vested were $13.4 million, $10.2 million, and $8.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The fair value of fully vested DSUs that settled was $13.4 million, $2.4 million and $0 million for the years ended December 31, 2022, 2021, and 2020, respectively. See “SARs and DSUs” section below and Note 14 – “Earnings per Share” for additional information.
ESPP
In 2013, the Company adopted the ESPP. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, non-overlapping 6-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. Qualifying employees may purchase shares of the Company stock at a 10% discount based on the lower of the market price at the beginning or end of the offering period, subject to Internal Revenue Service limitations. The Company determined that the ESPP was a compensatory plan and is required to expense the fair value of the awards over each 6-month offering period.
The ESPP initially had 366,667 shares of common stock reserved, and 136,912 shares of common stock remain available for issuance as of December 31, 2022. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the least of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the Board of Directors. No annual increases have been made to

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
date. At December 31, 2022, total unrecognized compensation cost related to the ESPP was $83,000 and is expected to be recognized over a weighted average period of 0.37 years.
SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled. During the twelve months ended December 31, 2022, 281,193 DSUs were settled, and 120,341 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the DSUs on the settlement date. As of December 31, 2022, all DSUs were fully vested and settled.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the consolidated statements of operations and consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
ESPP	$150	$142	$168
RSUs and RSAs	17,162	10,219	9,737
	$17,312	$10,361	$9,905
12.    Income Taxes
The components of income from continuing operations before provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
United States	$143,815	$193,147	$62,206
Foreign	(1,786)	156	(2,842)
	$142,029	$193,303	$59,364

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Federal:
Current	$34,968	$48,785	$12,437
Deferred	(4,973)	(9,600)	310
	29,995	39,185	12,747
State:
Current	8,857	13,903	3,616
Deferred	(1,100)	(2,243)	163
	7,757	11,660	3,779
Foreign:
Current	—	—	—
Deferred	52	(12)	—
	52	(12)	—
	$37,804	$50,833	$16,526
Significant components of the Company’s deferred tax assets, net consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred Tax Assets:
Accrued expenses and bonuses	$6,406	$6,822
Bad debt and other reserves	9,655	6,989
Deferred compensation	21,018	18,287
Operating lease ROU assets, net	20,798	20,937
Stock-based compensation	7,273	7,031
Net operating and capital loss carryforwards	3,835	3,769
State taxes	—	92
Other comprehensive income (loss)	1,676	—
Amortizable intangibles and other	2,221	1,577
Deferred tax assets before valuation allowance	72,882	65,504
Valuation allowance	(4,935)	(4,599)
Deferred Tax Assets	67,947	60,905
Deferred Tax Liabilities:
Fixed assets	(5,715)	(6,552)
Operating lease liabilities	(18,523)	(18,697)
Prepaid expenses	(1,180)	(1,513)
State taxes	(472)	—
Other comprehensive income (loss)	—	(195)
Goodwill and other	(736)	(212)
Deferred Tax Liabilities	(26,626)	(27,169)
Deferred Tax Assets, Net	$41,321	$33,736

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
As of December 31, 2022, and 2021, the Company had state and Canadian net operating loss carryforwards of approximately $14.2 million and $14.7 million, respectively, principally all of which will begin to expire in 2035.
A valuation allowance is required when it is more-likely-than not that all or a portion of a deferred tax asset will not be realized. Realization of a deferred tax asset is dependent upon taxable income in prior carryback years as appropriate, depending on jurisdiction, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. The Company determined that as of December 31, 2022 and 2021, $4.9 million and $4.6 million, respectively, of the deferred tax assets related to state and Canadian losses do not satisfy the recognition criteria. The Company has therefore recorded a valuation allowance for this amount. The valuation allowance for deferred tax assets was increased by $337,000, $179,000 and $497,000 during 2022, 2021 and 2020, respectively. The increases are primarily related to the Company’s Canadian operations.
The provision for income taxes differs from the amount computed by applying the statutory federal corporate income tax rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Years Ended December 31,
	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at the federal statutory rate	$29,826	21.0%	$40,594	21.0%	$12,466	21.0%
State income tax expense, net of federal benefit	6,127	4.3%	9,210	4.8%	2,983	5.0%
(Windfall) shortfall tax benefits, net related to stock-based compensation	(2,714)	(1.9)%	(555)	(0.3)%	240	0.4%
Change in valuation allowance	337	0.2%	179	0.1%	497	0.8%
Permanent and other items (1)	4,228	3.0%	1,405	0.7%	340	0.6%
	$37,804	26.6%	$50,833	26.3%	$16,526	27.8%
(1)Permanent items relate principally to compensation charges, qualified transportation fringe benefits, reversal of uncertain tax positions and meals and entertainment.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Beginning balance	$304	$55	$775
Gross increases/ (decreases) as a result of positions taken:
Prior periods	(304)	1	—
Current period	—	304	—
Expiration of applicable statutes of limitation	—	(56)	(720)
Ending balance	$—	$304	$55
Unrecognized tax benefits balance decreased by $304,000 due to the reversal of a prior year uncertain tax position. The Company records interest and penalties related to unrecognized tax benefit in provision of income taxes. As of December 31, 2022 and 2021, the Company has recorded $6,000 in the 2022 and 2021 years related to interest expense in provision of income taxes. During the years ended December 31, 2022 and 2021, penalties of $0 and $0, respectively, were recorded relating to unrecognized tax benefits.
The Company is subject to tax in various jurisdictions and, as a matter of ordinary course, the Company may be subject to income tax examinations by the federal, state and foreign taxing authorities for the tax years 2018 to 2022. The

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Company is currently under income tax examination by the state of Illinois, and the audit by the state of New York is closed without any assessment.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as this subsidiary is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.
13.    Retirement Plans
The Company has its own defined contribution plan (the “Marcus & Millichap, Inc. 401(k) Plan”) under Section 401(k) of the Internal Revenue Code for all eligible employees who have completed one month of service. The contribution plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Participants may contribute up to 100% of their annual eligible compensation, subject to Internal Revenue Service limitations and ERISA. The Company matches employees’ contributions each pay period, dollar for dollar, up to a maximum of $4,000. Employees become vested in these Company contributions 33% upon one year of service, 66% upon two years of service and 100% upon three years of service. Company matching contributions aggregated $2.0 million, $1.2 million and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, which is included in selling, general and administrative expense in the consolidated statements of operations.
14.    Earnings per Share
Basic and diluted earnings per share for the years ended December 31, 2022, 2021, and 2020 consisted of the following (in thousands, except per share data):

	Years Ended December 31,
	2022	2021	2020
Numerator (Basic and Diluted):
Net income	$104,225	$142,470	$42,838
Change in value for stock settled consideration	(37)	27	(3)
Adjusted net income	$104,188	$142,497	$42,835
Denominator:
Basic
Weighted Average Common Shares Issued and Outstanding	39,751	39,575	39,318
Deduct: Unvested RSAs (1)	(12)	(14)	(18)
Add: Fully vested DSUs (2)	154	327	342
Weighted Average Common Shares Outstanding	39,893	39,888	39,642
Basic earnings per common share	$2.61	$3.57	$1.08
Diluted
Weighted Average Common Shares Outstanding from above	39,893	39,888	39,642
Add: Dilutive effect of RSUs, RSAs & ESPP	207	206	67
Add: Contingently issuable shares (3)	86	93	26
Weighted Average Common Shares Outstanding	40,186	40,187	39,735
Diluted earnings per common share	$2.59	$3.55	$1.08
Antidilutive shares excluded from diluted earnings per common share (4)	1,084	366	684
(1)RSAs were issued and outstanding to the non-employee directors and have a one-year vesting term subject to service requirements. See Note 11 – “Stock-Based Compensation Plans” for additional information.
(2)Shares are included in weighted average common shares outstanding as the shares are fully vested but were not yet delivered. See Note 11 – “Stock-Based Compensation Plans” for additional information.
(3)Relates to contingently issuable stock settled consideration.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
(4)Primarily pertaining to RSU grants to the Company’s employees and independent contractors.
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
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at December 31, 2022. Borrowings under the Credit Facility will bear interest at the Daily Simple SOFR rate plus a spread of between 1.00% to 1.25% depending on the Company’s total funded debt to EBITDA as defined in the Credit Agreement. In connection with the amendments of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization of issuance costs and the commitment fee are included in interest expense in the consolidated statements of operations and were $167,000, $87,000, and $93,000 during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of December 31, 2022, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants.
Strategic Alliance
The Company, in connection with the strategic alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS Agreement with Fannie Mae. MTRCC’s agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of December 31, 2022, the Company has agreed to a maximum aggregate guarantee obligation of $55.7 million related to loans with an unpaid balance of $334.0 million. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. As of December 31, 2022, the Company has recorded an allowance for loss-sharing obligations of $275,000 and pledged $15,800 in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of December 31, 2022 aggregated $16.1 million.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
16.    Subsequent Events
In connection with agreements in principle with investment sales and financing professionals, the Company entered into commitments through the date these consolidated financial statements were issued, aggregating $15.3 million, of which $9.3 million has been paid. Such commitments to investment sales and financing professionals may be subject to various conditions.
On February 9, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, payable on April 6, 2023, to stockholders of record at the close of business on March 14, 2023. Based on the estimated number of shares to be outstanding as of March 14, 2023, the dividends declared aggregated $10.4 million, including dividend equivalents totaling $0.5 million to be paid on unvested restricted stock and deferred stock units granted under the 2013 Plan. These dividend equivalents will be paid when the underlying restricted stock and deferred stock units vest. Any and all future dividends are subject to review and approval by the Board of Directors.
Between December 31, 2022 and February 23, 2023, the Company repurchased an additional 11,850 shares of common stock for $0.4 million under the stock repurchase program.