Form 10-Q
period 2023-03-31
Marcus & Millichap, Inc.
filed 2023-05-05
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of May 2, 2023 was 38,476,404 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$228,026	$235,873
Commissions receivable	9,782	8,453
Prepaid expenses	8,740	9,411
Income tax receivable	18,053	8,682
Marketable debt securities, available-for-sale (includes amortized cost of $133,178 and $254,682 at March 31, 2023 and December 31, 2022, respectively, and $0 allowance for credit losses)	132,520	253,434
Advances and loans, net	3,045	4,005
Other assets, current	5,052	7,282
Total current assets	405,218	527,140
Property and equipment, net	28,223	27,644
Operating lease right-of-use assets, net	107,891	87,945
Marketable debt securities, available-for-sale (includes amortized cost of $73,823 and $72,819 at March 31, 2023 and December 31, 2022, respectively, and $0 allowance for credit losses)	70,493	68,595
Assets held in rabbi trust	9,953	9,553
Deferred tax assets, net	37,427	41,321
Goodwill and other intangible assets, net	54,551	55,696
Advances and loans, net	179,443	169,955
Other assets, non-current	17,293	15,859
Total assets	$910,492	$1,003,708
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$12,392	$11,450
Deferred compensation and commissions	46,253	75,321
Operating lease liabilities	16,911	16,984
Accrued bonuses and other employee related expenses	6,578	38,327
Other liabilities, current	20,781	9,933
Total current liabilities	102,915	152,015
Deferred compensation and commissions	34,422	64,461
Operating lease liabilities	82,768	65,109
Other liabilities, non-current	8,229	8,614
Total liabilities	228,334	290,199
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,876,354 and 39,255,838 at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	132,905	131,541
Retained earnings	551,696	585,581
Accumulated other comprehensive loss	(2,447)	(3,617)
Total stockholders’ equity	682,158	713,509
Total liabilities and stockholders’ equity	$910,492	$1,003,708
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Real estate brokerage commissions	$135,046	$286,909
Financing fees	15,868	26,453
Other revenue	3,878	6,102
Total revenue	154,792	319,464
Operating expenses:
Cost of services	95,427	196,768
Selling, general and administrative	72,219	74,535
Depreciation and amortization	3,207	3,911
Total operating expenses	170,853	275,214
Operating (loss) income	(16,061)	44,250
Other income, net	4,810	450
Interest expense	(215)	(160)
(Loss) income before (benefit) provision for income taxes	(11,466)	44,540
(Benefit) provision for income taxes	(5,633)	11,757
Net (loss) income	$(5,833)	$32,783

(Loss) earnings per share:
Basic	$(0.15)	$0.82
Diluted	$(0.15)	$0.81
Weighted average common shares outstanding:
Basic	39,200	39,989
Diluted	39,200	40,474
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net (loss) income	$(5,833)	$32,783
Other comprehensive income (loss):
Marketable debt securities, available-for-sale:
Change in net unrealized gains (losses)	1,116	(2,357)
Less: reclassification adjustment for net losses (gains) included in other income, net	—	(84)
Net change, net of tax of $366 and $(838) for the three months ended March 31, 2023, and 2022, respectively	1,116	(2,441)
Foreign currency translation gain (loss), net of tax of $0 for each of the three months ended March 31, 2023 and 2022, respectively	54	(59)
Total other comprehensive income (loss)	1,170	(2,500)
Comprehensive (loss) income	$(4,663)	$30,283
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	39,255,838	$4	$131,541	$585,581	$(3,617)	$713,509
Net and comprehensive (loss) income	—	—	—	—	—	(5,833)	1,170	(4,663)
Dividend	—	—	—	—	—	(10,284)	—	(10,284)
Stock-based award activity
Stock-based compensation	—	—	—	—	5,011	—	—	5,011
Issuance of common stock for vesting of restricted stock units	—	—	293,873	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(113,434)	—	(3,647)	—	—	(3,647)
Repurchases of common stock	—	—	(559,923)	—	—	(17,768)	—	(17,768)
Balance as of March 31, 2023	—	$—	38,876,354	$4	$132,905	$551,696	$(2,447)	$682,158

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	39,692,373	$4	$121,844	$573,546	$910	$696,304
Net and comprehensive income (loss)	—	—	—	—	—	32,783	(2,500)	30,283
Dividend	—	—	—	—	—	(52,136)	—	(52,136)
Stock-based award activity
Stock-based compensation	—	—	—	—	3,856	—	—	3,856
Issuance of common stock for vesting of restricted stock units	—	—	167,263	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(64,237)	—	(2,918)	—	—	(2,918)
Balance as of March 31, 2022	—	$—	39,795,399	$4	$122,782	$554,193	$(1,590)	$675,389
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(5,833)	$32,783
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,207	3,911
Noncash lease expense	6,003	5,961
Credit loss recovery	(1)	(167)
Stock-based compensation	5,011	3,856
Deferred taxes, net	3,529	1,104
Unrealized foreign exchange losses (gains)	65	(151)
Net realized gains on marketable debt securities, available-for-sale	—	(113)
Other non-cash items	52	11
Changes in operating assets and liabilities:
Commissions receivable	(1,318)	3,430
Prepaid expenses	671	2,850
Advances and loans	(8,271)	(25,084)
Other assets	(2,961)	(794)
Accounts payable and accrued expenses	2,390	1,308
Income tax receivable and payable	(9,371)	10,189
Accrued bonuses and other employee related expenses	(31,750)	(33,990)
Deferred compensation and commissions	(57,605)	(65,384)
Operating lease liabilities	(4,571)	(5,031)
Other liabilities	(454)	(2,224)
Net cash used in operating activities	(101,207)	(67,535)
Cash flows from investing activities
Acquisition of businesses, net of cash received	—	(12,500)
Purchases of marketable debt securities, available-for-sale	(67,042)	(40,551)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	187,258	61,970
Issuances of employee notes receivable	(10)	(71)
Payments received on employee notes receivable	13	18
Purchase of property and equipment	(2,863)	(1,883)
Net cash provided by investing activities	117,356	6,983
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(3,647)	(2,918)
Dividends paid	(441)	—
Principal payments on stock appreciation rights liability	(1,945)	(1,761)
Principal payments on deferred and contingent consideration	(1,283)	(1,264)
Cash paid for stock repurchases	(16,699)	—
Net cash used in financing activities	(24,015)	(5,943)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	19	50
Net decrease in cash, cash equivalents, and restricted cash	(7,847)	(66,445)
Cash, cash equivalents, and restricted cash at beginning of period	235,873	382,140
Cash, cash equivalents, and restricted cash at end of period	$228,026	$315,695
Supplemental cash flow disclosures:
Interest paid during the period	$393	$499
Income taxes paid, net	$209	$464
Supplemental disclosures of noncash investing and financing activities:
Unpaid purchases of property and equipment	$510	$406
Right-of-use assets obtained in exchange for operating lease liabilities	$25,910	$7,771
Measurement period adjustment of acquisition related contingent consideration	$—	$66
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of March 31, 2023, MMI operates 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed on February 28, 2023 with the SEC. The results of the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, for other interim periods or for future years.
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related disclosures at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
(Unaudited)
To reduce its credit risk, the Company monitors the credit standing of the financial institutions money market funds that represent amounts recorded as cash, cash equivalents, and restricted cash. The Company historically has not experienced any significant losses related to cash, cash equivalents, and restricted cash.
In September 2021, the Company entered into a Strategic Alliance (“Strategic Alliance”) with M&T Realty Capital Corporation (“MTRCC”) pursuant to which the Company has agreed to provide loan opportunities that may be funded through MTRCC’s Delegated Underwriting and Servicing Agreement (“DUS Agreement”) with the Federal National Mortgage Association (“Fannie Mae”) that requires MTRCC to guarantee a portion of each loan funded. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC through the DUS Agreement. The Company manages and limits the concentration of risk related to the guarantees assumed by monitoring the underlying property type, geographic location, credit of the borrowers, underlying debt service coverage, and loan to value ratios.
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three months ended March 31, 2023 and 2022, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three months ended March 31, 2023 and 2022, the Company’s Canadian operations represented 2.9% and 2.2% of total revenue, respectively.
During each of the three months ended March 31, 2023 and 2022, no office represented 10% or more of total revenue.
Revenue Recognition
The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell interests in commercial properties and generates financing fees from securing financing on purchase transactions, from refinancing its clients’ existing mortgage debt and other ancillary fees associated with financing activities, including, but not limited to, debt and equity advisory services, loan sales, due diligence services, guarantee fees, and loan performance fees.
Real Estate Brokerage Commissions
Contracts for representing buyers and sellers of real estate are usually negotiated on a transaction-by-transaction basis. The consideration associated with the successful outcome remains constrained until the completion of a transaction which occurs at the close of escrow. At that time, the Company's performance is complete, and revenue is recorded.
Financing Fees
Contracts for representing potential borrowers are usually negotiated on a transaction-by-transaction basis. The consideration associated with the successful outcome remains constrained until the completion of a transaction which occurs at the time the loan closes. At that time, the Company recognizes revenue related to the transaction. The Company’s fee arrangements, with an exception for guarantee obligations, do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the loan closes.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Guarantee Obligations - For certain loans originated through the Strategic Alliance with MTRCC, the Company may agree, at its option, to indemnify MTRCC for a portion of MTRCC’s obligations for loans sold to Fannie Mae. For these loans, the Company allocates a portion of the transaction price and records a loan guarantee obligation based on its fair value. Revenue for this stand-ready obligation is recorded on a straight-line basis over the term of the estimated guarantee period and is recorded in financing fees in the condensed consolidated statements of operations. The guarantee obligation is capped at 16.7% of any unpaid principal balance in excess of the collateral securing such loan. For these loans, the Company is required to pledge cash in a restricted bank account in support of the guarantee obligation. The Company records an allowance for estimated losses related to the loans subject to the guarantee considering the risk characteristics of the loan, the loan's risk rating, historical loss experience, potential adverse situations affecting individual loans and other forecasted information as appropriate.
Mortgage Servicing - The Company recognized mortgage servicing revenue upon the acquisition of a servicing contract. The Company recorded servicing fees when earned, provided the loans were current and the debt service payments were made by the borrowers. As of September 30, 2022, the Company no longer owns any mortgage servicing rights.
Other Revenue
Other revenue includes fees generated from consulting and advisory services, as well as referral fees from other real estate brokers, and fees are recognized when services are provided, or upon closing of the transaction.
2.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Computer software and hardware equipment	$44,786	$42,617
Furniture, fixtures and equipment	26,906	26,453
Less: accumulated depreciation and amortization	(43,469)	(41,426)
	$28,223	$27,644
Depreciation expense for property and equipment was $2.0 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive (loss) income and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$56,992	$—	$8	$(561)	$56,439
Corporate debt	75,935	—	5	(97)	75,843
Asset-backed securities (“ABS”) and other	251	—	—	(13)	$238
	$133,178	$—	$13	$(671)	$132,520
Long-term investments:
U.S. treasuries	$18,083	$—	$—	$(501)	$17,582
U.S. government sponsored entities	586	—	—	(56)	530
Corporate debt	45,869	—	72	(2,368)	43,573
ABS and other	9,285	—	10	(487)	8,808
	$73,823	$—	$82	$(3,412)	$70,493

	December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$135,688	$—	$14	$(1,153)	$134,549
Corporate debt	118,135	—	1	(95)	118,041
ABS and other	859	—	—	(15)	$844
	$254,682	$—	$15	$(1,263)	$253,434
Long-term investments:
U.S. treasuries	$21,434	$—	$—	$(719)	$20,715
U.S. government sponsored entities	602	—	—	(66)	536
Corporate debt	44,214	—	21	(2,877)	41,358
ABS and other	6,569	—	—	(583)	5,986
	$72,819	$—	$21	$(4,245)	$68,595

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	March 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$40,966	$(740)	$10,973	$(322)	$51,939	$(1,062)
U.S. government sponsored entities	—	—	528	(56)	528	(56)
Corporate debt	81,967	(500)	22,814	(1,965)	104,781	(2,465)
ABS and other	2,222	(25)	5,699	(475)	7,921	(500)
	$125,155	$(1,265)	$40,014	$(2,818)	$165,169	$(4,083)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$73,055	$(1,232)	$66,144	$(640)	$139,199	$(1,872)
U.S. government sponsored entities	447	(46)	87	(20)	534	(66)
Corporate debt	130,816	(1,909)	10,681	(1,063)	141,497	(2,972)
ABS and other	4,710	(314)	2,091	(284)	6,801	(598)
	$209,028	$(3,501)	$79,003	$(2,007)	$288,031	$(5,508)
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Gross realized gains (1)	$—	$113
Gross realized losses (1)	$—	$—

(1)	Recorded in other income, net in the condensed consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of March 31, 2023, the portfolio had a weighted average credit rating of AA and a weighted term to contractual maturity of 1.9 years, with 209 securities in the portfolio representing an unrealized aggregate loss of $4.1 million or 2% of amortized cost, and a weighted average credit rating of AA.
As of March 31, 2023, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$133,179	$132,520	$254,683	$253,434
Due after one year through five years	55,922	54,034	56,507	54,169
Due after five years through ten years	14,067	12,867	13,435	11,850
Due after ten years	3,833	3,592	2,876	2,576
	$207,001	$203,013	$327,501	$322,029
Weighted average contractual maturity		1.9 years		1.1 years
Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.
4.    Acquisitions, Goodwill and Other Intangible Assets
Goodwill is recorded as part of the Company’s acquisitions and primarily arose from the acquired assembled workforce and brokerage and financing sales platforms. The Company expects all of the goodwill to be tax deductible, with the tax-deductible amount of goodwill related to the contingent and deferred consideration to be determined once the cash payments are made to settle any contingent and deferred consideration. The goodwill resulting from acquisitions is allocated to the Company’s one reporting unit.
Goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,931	$—	$37,931	$37,914	$—	$37,914
Intangible assets (1)	32,304	(15,684)	16,620	32,287	(14,505)	17,782
	$70,235	$(15,684)	$54,551	$70,201	$(14,505)	$55,696

(1)	Total weighted average amortization period was 4.1 years and 4.5 years as of March 31, 2023 and December 31, 2022, respectively.
The Company recorded amortization expense for intangible assets of $1.2 million for both the three months ended March 31, 2023 and 2022.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Three Months Ended March 31, 2023
Beginning balance	$37,914
Additions from acquisitions	—
Impact of foreign currency translation	17
Ending balance	$37,931
In the three month period ended March 31, 2022, the Company recorded $4.0 million of goodwill in connection with an acquisition.
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

March 31, 2023
Remainder of 2023	$3,435
2024	4,091
2025	3,873
2026	2,156
2027	1,736
Thereafter	1,329
$16,620
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
As of March 31, 2023, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of March 31, 2023, there was no impairment of its intangible assets or goodwill.
5.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans as of March 31, 2023 and December 31, 2022 was $848,000 and $791,000, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Security deposits	$—	$—	$1,645	$1,625
Employee notes receivable	1	6	—	—
Securities, held-to-maturity(1)	—	—	9,500	9,500
Loan performance fee receivable	1,063	766	5,670	4,261
Prepaid lease costs and other	3,988	6,510	478	473
	$5,052	$7,282	$17,293	$15,859
(1)Securities, held-to-maturity, are expected to mature on September 1, 2024 and accrue interest based on the 1-year treasury rate.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Stock appreciation rights (“SARs”) liability (1)	$2,480	$2,323	$10,847	$13,137
Commissions payable to investment sales and financing professionals	42,648	72,247	16,384	45,156
Deferred compensation liability (1)	527	493	7,191	6,168
Other	598	258	—	—
	$46,253	$75,321	$34,422	$64,461

(1)	The SARs and deferred compensation liabilities become subject to payout at the time the participant is no longer considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to participants within the next twelve months have been classified as current.
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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2023 and 2022 were 5.79% and 3.63%, respectively. MMI recorded interest expense related to this liability of $190,000 and $135,000 for the three months ended March 31, 2023 and 2022, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the three months ended March 31, 2023 and 2022, the Company made total payments of $2.3 million and $2.2 million, respectively, consisting of principal and accumulated interest.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the three months ended March 31, 2023 and 2022, the Company made total payments to participants of $48,000 and $365,000 respectively.
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

	Three Months Ended March 31,
	2023	2022
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$458	$(525)
(Increase) decrease in the net carrying value of the deferred compensation obligation (2)	$(433)	$532
(1)Recorded in other income, net in the condensed consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the condensed consolidated statements of operations.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Deferred consideration	$2,323	$3,633	$1,510	$1,486
Contingent consideration	2,256	1,726	4,787	5,341
Dividends payable	10,531	612	1,528	1,603
Stock repurchase payable	1,634	565	—	—
Other	4,037	3,397	404	184
	$20,781	$9,933	$8,229	$8,614

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. Under the TSA, the Company incurred net costs (charge-back) during the three months ended March 31, 2023 and 2022 of $(25,000) and $12,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended March 31, 2023 and 2022, the Company earned real estate brokerage commissions and financing fees of $441,000 and $1,598,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $264,000 and $954,000, respectively, related to these revenues.
Operating Lease with MMC
The Company extended its operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $297,000 and $333,000 for the three months ended March 31, 2023 and 2022, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The related operating lease right-of-use asset, net and operating lease liability as of March 31, 2023 was $8,860,000 and $9,094,000, respectively and as of December 31, 2022 was $9,041,000 and $9,262,000, respectively.
Amounts due to (from) MMC
As of March 31, 2023 and December 31, 2022, the Company recorded a receivable of $4,000 and a payable of $79,000 with MMC, respectively. These amounts are included in other assets, current and accounts payable and accrued expenses, respectively, in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to non-executive employees from time-to-time. At March 31, 2023 and December 31, 2022, the aggregate principal amount for employee notes receivable was $1,000 and $6,000, respectively, which is included in other assets, current in the accompanying condensed consolidated balance sheets. See Note 5 - "Selected Balance Sheet Data".
As of March 31, 2023, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 39% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
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
(Unaudited)
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
Recurring Fair Value Measurements
The Company values its investments including commercial paper and floating net asset value money market funds recorded in cash, cash equivalents, and restricted cash, investments in marketable debt securities, available-for-sale, assets held in the rabbi trust, deferred compensation liability and contingent and deferred consideration at fair value on a recurring basis.
Fair values for investments included in cash, cash equivalents, and restricted cash and marketable debt securities, available-for-sale were determined for each individual security in the investment portfolio and all securities are Level 1 or 2 measurements as appropriate.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	March 31, 2023				December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$9,953	$—	$9,953	$—	$9,553	$—	$9,553	$—
Cash equivalents (1):
Commercial paper	$39,213	$—	$39,213	$—	$41,324	$—	$41,324	$—
Money market funds	135,353	135,353	—	—	139,025	139,025	—	—
	$174,566	$135,353	$39,213	$—	$180,349	$139,025	$41,324	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$56,439	$56,439	$—	$—	$134,549	$134,549	$—	$—
Corporate debt	75,843	—	75,843	—	118,041	—	118,041	—
ABS and other	238	—	238	—	844	—	844	—
	$132,520	$56,439	$76,081	$—	$253,434	$134,549	$118,885	$—

Long-term investments:
U.S. treasuries	$17,582	$17,582	$—	$—	$20,715	$20,715	$—	$—
U.S. government sponsored entities	530	—	530	—	536	—	536	—
Corporate debt	43,573	—	43,573	—	41,358	—	41,358	—
ABS and other	8,808	—	8,808	—	5,986	—	5,986	—
	$70,493	$17,582	$52,911	$—	$68,595	$20,715	$47,880	$—

Liabilities:
Contingent consideration	$7,043	$—	$—	$7,043	$7,067	$—	$—	$7,067
Deferred consideration	$3,833	$—	$3,833	$—	$5,119	$—	$5,119	$—
Deferred compensation liability	$7,718	$7,718	$—	$—	$6,661	$6,661	$—	$—

(1)	Included in cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the three months ended March 31, 2023 and 2022.
During the three months ended March 31, 2023, the Company considered current and future interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of March 31, 2023 and December 31, 2022, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $19.6 million and $21.3 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to five-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$7,067	$9,312
Contingent consideration in connection with acquisitions	—	—
Change in fair value of contingent consideration	226	51
Payments of contingent consideration	(250)	—
Ending balance	$7,043	$9,363
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at March 31, 2023	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$7,043	Discounted cash flow	Expected life of cash flows	0.2-4.6 years	(2.4 years)
			Discount rate	6.0%-6.7%	(6.3%)
			Probability of achievement	0.0%-100.0%	(94.9%)

	Fair Value at December 31, 2022	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$7,067	Discounted cash flow	Expected life of cash flows	0.4-4.8 years	(2.7 years)
			Discount rate	6.0%-7.0%	(6.5)%
			Probability of achievement	0.0%-100.0%	(95.4)%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
Nonrecurring Fair Value Measurements
In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of intangibles, goodwill and other assets for indications of impairment at least annually. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required.
8.    Stockholders’ Equity
Common Stock
As of March 31, 2023 and December 31, 2022, there were 38,876,354 and 39,255,838 shares of common stock, $0.0001 par value, issued and outstanding, which included unvested restricted stock awards (“RSAs”) issued to non-employee directors, respectively. See Note 11 – “(Loss) Earnings per Share” for additional information.
On February 9, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or $10.3 million, payable on April 6, 2023, to stockholders of record at the close of business on March 14, 2023.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2023, the dividend payable was $12.0 million, of which $9.8 million was paid on April 6, 2023, and $2.2 million remains to be paid upon vesting of stock awards. This payable of $12.0 million is recorded in other liabilities, current and other liabilities, non-current in the condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive (Loss) Income
Amounts reclassified from accumulated other comprehensive (loss) income are included as a component of other income, net or selling, general and administrative expense, as applicable, in the condensed consolidated statements of operations. The reclassifications were determined on a specific identification basis.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program of up to $70 million. During the three months ended March 31, 2023, the Company repurchased and retired 559,923 shares of common stock for $17.8 million, at an average cost of $31.73 per share, of which $1.6 million was for shares repurchased but not settled as of March 31, 2023. As of March 31, 2023, $22.6 million remained authorized for repurchases under the stock repurchase program.
9.    Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s Board of Directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the Board of Directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s Board of Directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a director compensation policy. The compensation committee of the Company’s Board of Directors has the option to grant dividend equivalents to unvested grants. Any dividend equivalents granted to unvested awards are paid to the participant at the time the related grants vest. As of March 31, 2023, there were 3,466,957 shares available for future grants under the 2013 Plan.
On February 9, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share payable on April 6, 2023, to stockholders of record at the close of business on March 14, 2023. The Compensation Committee granted dividend equivalents to all unvested grants as of the record date. As of March 31, 2023, $2.2 million remains to be paid upon vesting of stock awards, including $0.5 million related to the semi-annual regular dividend declared on February 9, 2023.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year period from the date of grant, subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s Board of Directors. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are canceled upon termination as a service provider. As of March 31, 2023, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the three months ended March 31, 2023, 293,873 shares of RSUs vested, with 113,434 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2022⁽¹⁾	1,741,461	$42.14
Granted	456,028	35.78
Vested	(293,873)	42.70
Forfeited/canceled	(2,821)	41.54
Nonvested shares at March 31, 2023⁽¹⁾	1,900,795	$40.53

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
As of March 31, 2023, the Company had unrecognized stock-based compensation relating to RSUs and RSAs of approximately $71.4 million, which is expected to be recognized over a weighted-average period of 3.88 years.
Employee Stock Purchase Plan
In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, non-overlapping six-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. Qualifying employees may purchase shares of the Company stock at a 10% discount based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations. The Company determined that the ESPP was a compensatory plan and is required to expense the fair value of the awards over each six-month offering period.
The ESPP initially had 366,667 shares of common stock reserved, and 136,912 shares of common stock remain available for issuance as of March 31, 2023. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the lesser of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the Board of Directors. Pursuant to the provisions of the ESPP, the Board of Directors has determined to not provide for any annual increases to date. As of March 31, 2023, total unrecognized compensation cost related to the ESPP was $27,000 and is expected to be recognized over a weighted average period of 0.12 years.
SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of deferred stock units (“DSUs”), which were fully vested upon receipt and will be settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs will be settled. As of December 31, 2022, all DSUs were settled.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of operations and consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
ESPP	$55	$56
RSUs and RSAs	4,956	3,800
	$5,011	$3,856
10.    Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 49.1% and 26.4%, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any.
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
	Amount	Rate	Amount	Rate
Income tax (benefit) expense at the federal statutory rate	$(2,408)	21.0%	$9,353	21.0%
State income tax (benefit) expense, net of federal benefit	(739)	6.4%	2,033	4.6%
(Windfall) shortfall tax benefits, net related to stock-based compensation	654	(5.7)%	(306)	(0.7)%
Change in valuation allowance	227	(2.0)%	(104)	(0.2)%
Permanent and other items (1)	(3,367)	29.4%	781	1.7%
	$(5,633)	49.1%	$11,757	26.4%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, meals and entertainment, and other items principally related to the effect of providing taxes in the interim financial statements based on the estimated full year effective tax rate.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    (Loss) Earnings per Share
Basic and diluted (loss) earnings per share for the three months ended March 31, 2023 and 2022, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator (Basic and Diluted):
Net (loss) income	$(5,833)	$32,783
Change in value for stock settled consideration	18	(63)
Adjusted net (loss) income	$(5,815)	$32,720

Denominator:
Basic
Weighted average common shares issued and outstanding	39,211	39,721
Deduct: Unvested RSAs (1)	(11)	(13)
Add: Fully vested DSUs (2)	—	281
Weighted average common shares outstanding	39,200	39,989

Basic (loss) earnings per common share	$(0.15)	$0.82
Diluted
Weighted average common shares outstanding from above	39,200	39,989
Add: Dilutive effect of RSUs, RSAs & ESPP(5)	—	396
Add: Contingently issuable shares(3)(5)	—	89
Weighted average common shares outstanding	39,200	40,474
Diluted (loss) earnings per common share	$(0.15)	$0.81
Antidilutive shares excluded from diluted earnings per common share(4)	1,608	778
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
(5)Shares related to the Company's RSUs, RSAs, ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for the quarter ended March 31, 2023 because inclusion of such shares would be antidilutive in a period of loss.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at March 31, 2023. Borrowings under the Credit Facility will bear interest at the Daily Simple SOFR rate plus a spread of between 1.00% to 1.25% depending on the Company’s total funded debt to EBITDA as defined in the Credit Agreement. In connection with the amendments of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in the interest expense in the accompanying condensed consolidated statements of operations and was $25,000 for both the three months ended March 31, 2023 and 2022. As of March 31, 2023, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of March 31, 2023, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of March 31, 2023, the Company has agreed to a maximum aggregate guarantee obligation of $89.2 million relating to loans with an unpaid balance of $535.0 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. As of March 31, 2023 and December 31, 2022, the Company has recorded an allowance for loss-sharing obligations of $496,000 and $275,000, respectively, and pledged $41,000 and $16,000, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of March 31, 2023 aggregated $17.7 million.
13.    Subsequent Events
Between March 31, 2023 and May 2, 2023, the Company repurchased an additional 401,462 shares of common stock for $12.7 million under the stock repurchase program pursuant to a Rule 10b5-1 trading plan.
On May 2, 2023, the Company's Board of Directors approved an additional $70 million to repurchase common stock under its stock repurchase program. After accounting for shares repurchased through April 28, 2023, and the increased authorization, the Company has approximately $80 million available to repurchase shares under its program. No time limit has been established for the completion of the program, and the repurchases are expected to be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to further interest rate changes, rising inflation, and geopolitical unrest. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 16 years. As of March 31, 2023, we had 1,864 investment sales and financing professionals that are primarily exclusive independent contractors operating in 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three months ended March 31, 2023, we closed 1,807 investment sales, financing and other transactions with total sales volume of approximately $10.4 billion, respectively. During the year ended December 31, 2022, we closed 12,272 investment sales, financing and other transactions with total sales volume of approximately $86.3 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing equity advisory services, loan sales, loan guarantees and consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended March 31, 2023, approximately 87% of our revenue was generated from real estate brokerage commissions, 10% from financing fees and 3% from other real estate related services.
We divide commercial real estate into four major market segments, characterized by price:
• Properties priced less than $1 million;
• Private client market: properties priced from $1 million to up to but less than $10 million;
• Middle market: properties priced from $10 million to up to but less than $20 million; and
• Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the $1-$10 million private client market segment, which contributed approximately 67% and 56% of our real estate brokerage commissions during the three months ended March 31, 2023 and 2022, respectively. The following table sets forth the number of transactions, sales volume and revenue by commercial real estate market segment for real estate brokerage:

	Three Months Ended March 31,
	2023			2022			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	183	$116	$5,038	206	$128	$5,787	(23)	$(12)	$(749)
Private Client Market ($1 – <$10 million)	970	3,254	90,503	1,606	5,696	161,031	(636)	(2,442)	(70,528)
Middle Market ($10 – <$20 million)	66	900	17,368	184	2,503	46,760	(118)	(1,603)	(29,392)
Larger Transaction Market (≥$20 million)	60	2,862	22,137	141	8,878	73,331	(81)	(6,016)	(51,194)
	1,279	$7,132	$135,046	2,137	$17,205	$286,909	(858)	$(10,073)	$(151,863)
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
Economic uncertainty continues to weigh on the investor perspective. Although numerous key economic indicators, such as job creation, the unemployment rate and GDP growth, remain modestly positive, many investors still anticipate a recession. Inflationary pressure remains above the Federal Reserve target, but several key measurements have sustained their downward movement with the Producer Price Index (PPI), a key forward-looking inflation indicator, tightening to 2.7%. Following the Federal Reserve's 25 basis points increase in May, we believe the combination of easing inflation, tighter credit markets and more modest economic growth indicators has the potential to curtail further Federal Reserve rate increases.
Various economic indicators continue to send mixed signals about the near-term economic outlook. The two best-known indicators of an ensuing recession remain in contradiction. The treasury rate yield curve inverted early in the fourth quarter last year, and short-term treasury rates remain higher than longer-term rates, signaling a possible downturn. However, the 3.5% unemployment rate has moved little, remaining near its 54-year low as of March 2023, indicating continued labor market strength. Other measures are mixed as well. The manufacturing outlook index suggests a contraction, and a variety of confidence indicators are low. Meanwhile, job creation, inflation-adjusted personal consumption, inflation-adjusted disposable income and other metrics suggest growth. This inconsistency among indicators has confounded economist forecasts for 2023, resulting in a variety of contradictory outlooks. Within that context, many commercial real estate investors remain on the sidelines as they await clarity and a stabilization of interest rates.
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
In the first quarter of 2023, national average office occupancy levels continued to decline as hybrid work and working from home eroded office space demand. Apartment and industrial occupancies remain above their long-run average, but each nudged 30 basis points lower, despite positive space demand due to record construction levels. Retail occupancy overall remained stable, but local neighborhood and community shopping center occupancy levels increased modestly. At present, retail occupancy levels are on par with pre-pandemic levels.
Overall, commercial and multifamily residential space demands have been trending below average as consumer and business sentiment remain constrained. Although numerous economic indicators remain positive, the combination of elevated inflation, heightened recession risk and the perception that the banking sector could face a crisis continue to weigh on confidence levels. Rent growth has been tempered by these same forces, in turn moderating the aggressiveness of investment buyer underwriting. This coupled with the substantial increase in interest rates is causing the bid-ask spread between buyers and sellers to widen. First quarter commercial real estate transaction activity was significantly reduced from the generally strong levels of last year, prior to the Federal Reserve’s aggressive tightening cycle. Economic crosscurrents and continuing questions about the Federal Reserve’s rate policies have created hurdles for investors. Looking forward, much will depend on the economic metrics that come in ahead of the June Federal Reserve meeting. The Federal Reserve has indicated that their next decision will be data dependent, and if they are satisfied with the trajectory of the inflation indicators, they could signal at least a temporary end to their rate increases, which could support increased stability in the commercial real estate transaction market.
Capital Markets
Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt, and as a result, credit and liquidity impact transaction activity and prices. Movements of interest rates in one direction, whether increasing or decreasing, could adversely or positively affect the operations and income potential of commercial real estate properties, as well as lender and equity underwriting for real estate investments. These changes directly influence investor demand for commercial real estate investments. Furthermore, the use of debt or loan-to-value ratios can shift along with lender confidence and underwriting standards. At times of heightened uncertainty or liquidity issues, loan-to-values decline, requiring buyers to provide more equity and take more risk to close deals.
The capital markets remain at the heart of the commercial real estate transaction slowdown. The combination of sharply higher interest rates with tighter lender underwriting and reduced loan-to-value standards have restrained market liquidity and forced investors to recalibrate their underwriting. This has exacerbated the buyer/seller expectation gap and restrained trading.
The Federal Reserve’s aggressive series of rate hikes have sent shockwaves through the financial markets. The rapid rate increases disrupted bank balance sheets, inciting several high-profile bank failures and placing many others at risk. Within this context, commercial real estate lending has been tightened significantly. While the 10-year treasury rate has fallen to the mid-3 percent range, many lenders have installed lending rate floors that have resulted in widened lender spreads and higher interest rates for borrowers. Although debt capital remains available for most property types, the underwriting has become more stringent, the loan-to-value percentages have tightened and the lending rates have tended to be higher. This has forced investors to underwrite acquisitions with higher cap rates, in turn weighing on property values. As a result, fewer property owners are bringing their assets to market, instead choosing to hold the properties until more clarity emerges and the market stabilizes.
The Federal Reserve’s rate decisions in May and June could significantly impact the market. Should the Federal Reserve signal at least a temporary end to their rate increases, lenders may begin to rein in their spreads, thereby reducing mortgage rates. Investors may begin to underwrite assets more aggressively, potentially narrowing the buyer/seller expectation gap. However, if the Federal Reserve continues to signal an intention to raise rates further, many lenders and investors may sustain their more conservative practices. In addition, concerns regarding commercial property loan performance and potential defaults have increased in recent weeks, particularly for office properties. Although overall systemic risk appears limited given healthy property fundamentals in most property types, this adds to a conservative stance among lenders in general. We believe record capital on the sidelines, eventual clarity on the factors outlined above and an end to the tightening cycle will result in a recovery in transaction volumes. The timing of such a recovery is difficult to predict.
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
Commercial real estate sales activity remains constrained as tightened lender underwriting, elevated debt capital prices, elevated recession risk and broad-based market uncertainty have weighed on investor decisions. A significant volume of investment capital remains on the sidelines waiting for increased economic, financial market and commercial real estate pricing clarity. The Federal Reserve’s interest rate decisions and messaging at their May and June meetings could play a pivotal role in the market outlook and whether investors choose to transact. Once investors re-engage in the market, it will likely take time to navigate the price discovery process and for sales activity to revive.
Office properties, particularly those in the urban core, face the greatest uncertainty and the greatest challenges in acquiring debt financing. Apartment financing, underpinned by Fannie Mae and Freddie Mac, has generally been the most attainable, with typically lower interest rates than other property types. However, the large apartment development pipeline and reduced housing demand are currently weighing on apartment sales. “Defensive” assets — such as single-tenant net lease properties backed by high-credit tenants — and medical office assets continue to receive buyer interest, but sales of these types of properties have also fallen as the flow of 1031 exchange capital coming from other property types has diminished. Ultimately, the market velocity will be dictated by a combination of the economic outlook, Federal Reserve action, interest rates and the narrowing of the buyer/seller expectation gap. If the Federal Reserve signals an end to their rate increases and the economy avoids a significant recession, we believe commercial real estate sales activity should move toward its historical norm in the latter part of 2023.
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
Real Estate Brokerage Commissions
We earn real estate brokerage commissions by acting as a broker for commercial real estate owners seeking to sell or investors seeking to buy properties. Revenue from real estate brokerage commissions is recognized at the close of escrow.
Financing Fees
We earn financing fees by securing financing on purchase transactions or by securing refinancing of our clients’ existing mortgage debt. We recognize financing fee revenue at the time the loan closes, and we have no remaining significant obligations in connection with the transaction.
To a lesser extent, we also earn fees on loan performance, equity advisory services, loan sales, loan guarantees and ancillary services associated with financing activities. We recognize guarantee fees over the term of the guarantee and other fees when we have no further obligations, generally upon the closing of a transaction. During the three months ended March 31, 2022, we generated mortgage servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related mortgage servicing functions, activities and services. We recognized mortgage servicing revenue upon the acquisition of a servicing obligation.
Other Revenue
Other revenue includes fees generated from consulting, advisory and other real estate services performed by our investment sales professionals, as well as referral fees from other real estate brokers. Revenue from these services is recognized as they are performed and completed.
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
Selling, General and Administrative Expenses
The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources, transaction costs related to acquisitions, expensing of capital used to acquire and retain talent, changes in fair value for contingent and deferred consideration and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to non-employee directors, employees and independent contractors (i.e. investment sales and financing professionals) under the Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”) and the 2013 Employee Stock Purchase Plan (“ESPP”).
Depreciation and Amortization Expense
Depreciation expense consists of depreciation recorded on our computer software and hardware and furniture, fixture and equipment. Depreciation is provided over estimated useful lives ranging from three to seven years for assets. Amortization expense consists of (i) amortization recorded for the 2022 period on our mortgage servicing rights (“MSRs”) using the interest method over the period that servicing income is expected to be received and (ii) amortization recorded on intangible assets amortized on a straight-line basis using a useful life between one and seven years.
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
(Benefit) Provision for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of the change in the mix of our activities in the jurisdictions in which we operate due to differing tax rates in those jurisdictions and the impact of permanent items, including compensation charges, qualified transportation fringe benefits, uncertain tax positions, meals and entertainment and tax-exempt deferred compensation plan assets. Our (benefit) provision for income taxes includes the windfall tax benefits and shortfall expenses, net, from shares issued in connection with our 2013 Plan and ESPP.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.
Results of Operations
Following is a discussion of our results of operations for the three months ended March 31, 2023 and 2022. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended March 31, 2023 and 2022, we closed more than 1,800 and 2,900 investment sales, financing and other transactions, respectively, with total sales volume of approximately $10.4 billion and $21.0 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended March 31,
Real Estate Brokerage	2023	2022
Average Number of Investment Sales Professionals	1,782	1,856
Average Number of Transactions per Investment Sales Professional	0.72	1.15
Average Commission per Transaction	$105,587	$134,258
Average Commission Rate	1.89%	1.67%
Average Transaction Size (in thousands)	$5,576	$8,051
Total Number of Transactions	1,279	2,137
Total Sales Volume (in millions)	$7,132	$17,205

	Three Months Ended March 31,
Financing (1)	2023	2022
Average Number of Financing Professionals	92	84
Average Number of Transactions per Financing Professional	3.03	6.19
Average Fee per Transaction	$46,548	$43,144
Average Fee Rate	0.75%	0.84%
Average Transaction Size (in thousands)	$6,189	$5,115
Total Number of Transactions	279	520
Total Financing Volume (in millions)	$1,727	$2,660
(1)Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended March 31, 2023 and 2022
Below are key operating results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (dollars in thousands):

	Three Months Ended March 31, 2023	Percentage of Revenue	Three Months Ended March 31, 2022	Percentage of Revenue	Change
					Dollar		Percentage
Revenue:
Real estate brokerage commissions	$135,046	87.2%	$286,909	89.8%	$(151,863)	-52.9%	(52.9)%
Financing fees	15,868	10.3	26,453	8.3	(10,585)	-40.0%	(40.0)%
Other revenue	3,878	2.5	6,102	1.9	(2,224)	-36.4%	(36.4)%
Total revenue	154,792	100	319,464	100	(164,672)	-51.5%	(51.5)%
Operating expenses:
Cost of services	95,427	61.6	196,768	61.6	(101,341)	-51.5%	(51.5)%
Selling, general and administrative	72,219	46.7	74,535	23.3	(2,316)	-3.1%	(3.1)%
Depreciation and amortization	3,207	2.1	3,911	1.2	(704)	-18.0%	(18.0)%
Total operating expenses	170,853	110.4	275,214	86.1	(104,361)	-37.9%	(37.9)%
Operating (loss) income	(16,061)	(10.4)	44,250	13.8	(60,311)	-136.3%	(136.3)%
Other income, net	4,810	3.1	450	0.1	4,360	968.9%	968.9%
Interest expense	(215)	(0.1)	(160)	0.0	(55)	34.4%	34.4%
(Loss) income before (benefit) provision for income taxes	(11,466)	(7.4)%	44,540	13.9	(56,006)	-125.7%	(125.7)%
(Benefit) provision for income taxes	(5,633)	(3.6)%	11,757	3.7	(17,390)	-147.9%	(147.9)%
Net (loss) income	$(5,833)	(3.8)%	$32,783	10.3%	$(38,616)	-117.8%	(117.8)%
Adjusted EBITDA (1)	$(7,423)	(4.8)%	$51,852	16.2%	$(59,275)	-114.3%	(114.3)%
(1)Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”
Revenue
Our total revenue was $154.8 million for the three months ended March 31, 2023 compared to $319.5 million for the same period in 2022, a decrease of $164.7 million, or 51.5%. Total revenue decreased as a result of decreases in real estate brokerage commissions, financing fees and other revenue, as described below. See "Factors Affecting Our Business" section for additional market information.

Real estate brokerage commissions. Revenue from real estate brokerage commissions decreased to $135.0 million for the three months ended March 31, 2023 from $286.9 million for the same period in 2022, a decrease of $151.9 million, or 52.9%. The sales volume decreased by 58.5% and the number of transactions decreased by 40.1%, which drove a decrease of revenue of 43.8% in the Private Client Market and a decrease of 67.1% in the combined Middle Market and Larger Transaction Market. The average commission rate increased by 22 basis points in the first quarter of 2023 compared to the same quarter in 2022, as a result of a shift in the proportion of transactions to the Private Client Market from the Middle Market and Larger Transaction Market as Private Client Market transactions typically earn higher commission rates.
Financing fees. Revenue from financing fees decreased to $15.9 million for the three months ended March 31, 2023 from $26.5 million for the same period in 2022, a decrease of $10.6 million, or 40.0%, resulting primarily from a 46.3% decrease in the number of financing transactions, partially offset by a 7.9% increase in the average fee per transaction. The average fee rate declined by 9 basis points due to an increase in the average transaction size of 21.0% as a result of an increase in the percentage of larger size financing transactions, which typically earn lower commission rates.

Other revenue. Other revenue decreased to $3.9 million for the three months ended March 31, 2023 from $6.1 million for the same period in 2022, a decrease of $2.2 million, or 36.4%. The decrease was primarily driven by decreases in consulting and advisory services during the three months ended March 31, 2023, compared to the same period in 2022.
Total Operating Expenses
Our total operating expenses were $170.9 million for the three months ended March 31, 2023 compared to $275.2 million for the same period in 2022, a decrease of $104.4 million, or 37.9%. Cost of services decreased by $101.3 million and selling, general, and administrative expenses decreased by $2.3 million, as described below. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities.
Cost of services. Cost of services decreased to $95.4 million for the three months ended March 31, 2023 from $196.8 million for the same period in 2022, a decrease of $101.3 million, or 51.5%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenue noted above. Cost of services as a percentage of total revenue remained constant at 61.6% for the same period in 2023 and 2022.
Selling, general, and administrative expense. Selling, general and administrative expense for the first quarter of 2023 decreased to $72.2 million, from $74.5 million compared to the same period in the prior year, a decrease of $2.3 million or 3.1%. The change was primarily due to a reduction in compensation related costs, specifically performance-based bonuses for the first quarter of 2023, partially offset by an increase in business development, marketing, other support and expensing of capital related to the long-term retention of our sales and financing professionals
Depreciation and amortization expense. Depreciation and amortization expense decreased by $0.7 million, or 18.0%, to $3.2 million in March 31, 2023 from $3.9 million in the same period in the prior year. The decrease was principally due to the additional amortization of mortgage servicing rights recorded during the first quarter of 2022 due to the cancellation notices received on certain servicing contracts.
Other Income, Net
Other income, net increased to $4.8 million for the three months ended March 31, 2023 from $0.4 million for the same period in 2022. The increase of $4.4 million was primarily driven by an increase of $3.7 million in income from investments and a favorable change of $1.0 million in the value of our deferred compensation plan assets that are held in a rabbi trust.
Interest Expense
Interest expense increased by an immaterial amount for the three months ended March 31, 2023 compared to the same period in 2022, and primarily relates to interest expense on the Company’s SARs liability.
(Benefit) provision for Income Taxes
The benefit for income taxes was $5.6 million for the three months ended March 31, 2023, compared to a provision for income taxes of $11.8 million for the same period in 2022. The effective income tax rate for the three months ended March 31, 2023, was 49.1% compared to 26.4% for the same period in 2022. The effective income tax rate increased primarily due to proportionally larger permanent nondeductible items in relation to decreased projected pre-tax income.
Non-GAAP Financial Measure
In this quarterly report on Form 10-Q, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization, stock-based compensation and other non-cash items, or Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income before (i) interest income and other, including net realized gains (losses) on marketable debt securities, available-for-sale and cash, cash equivalents, and restricted cash, (ii) interest expense, (iii) (benefit) provision for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(5,833)	$32,783
Adjustments:
Interest income and other (1)	(4,390)	(615)
Interest expense	215	160
(Benefit) provision for income taxes	(5,633)	11,757
Depreciation and amortization	3,207	3,911
Stock-based compensation	5,011	3,856
Adjusted EBITDA	$(7,423)	$51,852
(1)Other includes net realized gains (losses) on marketable debt securities available-for-sale.
Liquidity and Capital Resources
Our primary sources of liquidity are cash, cash equivalents, and restricted cash, cash flows from operations, marketable debt securities, available-for-sale and, if necessary, borrowings under our Credit Agreement. In order to enhance yield to us, we have invested a portion of our cash in money market funds and fixed and variable income debt securities, in accordance with our investment policy approved by the Board of Directors. Certain of our investments in money market funds may not maintain a stable net asset value and may impose fees on redemptions and/or gating fees. To date, the Company has not experienced any restrictions or gating fees on its ability to redeem funds from money market funds. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash, cash equivalents, and restricted cash, proceeds from the sale of marketable debt securities, available-for-sale or availability under our Credit Agreement.
Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $7.8 million to $228.0 million at March 31, 2023, compared to $235.9 million at December 31, 2022. The following table sets forth our summary cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash flows used in operating activities	$(101,207)	$(67,535)
Net cash flows provided by investing activities	117,356	6,983
Net cash flows used in financing activities	(24,015)	(5,943)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	19	50
Net decrease in cash, cash equivalents, and restricted cash	(7,847)	(66,445)
Cash, cash equivalents, and restricted cash at beginning of period	235,873	382,140
Cash, cash equivalents, and restricted cash at end of period	$228,026	$315,695

Operating Activities
Cash flows used in operating activities were $101.2 million for the three months ended March 31, 2023 compared to $67.5 million for the same period in 2022. The $33.7 million increase in cash flows used in operating activities for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to decreased operating income as discussed above. The cash flows from operating activities are also affected by the timing of certain cash receipts and payments.
Investing Activities
Cash flows provided by investing activities were $117.4 million for the three months ended March 31, 2023 compared to $7.0 million for the same period in 2022. The $110.4 million increase in cash provided by investing activities for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a net increase of $98.8 million in net proceeds from sales and maturities of securities in 2023 compared to the same period in 2022, as well as the 2022 acquisition of a business for $12.5 million, with no corresponding outflow in the current period.
Financing Activities
Cash flows used in financing activities were $24.0 million for the three months ended March 31, 2023 compared to $5.9 million for the same period in 2022. The $18.1 million additional cash flow used in financing activities for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to $16.7 million in stock repurchases in 2023, which did not occur in the 2022 period.
Liquidity
We believe that our existing balances of cash, cash equivalents, and restricted cash, cash flows expected to be generated from our operations, proceeds from the sale of marketable debt securities, available-for-sale and borrowings available under the Credit Agreement (defined below) will be sufficient to satisfy our operating requirements for at least the next 12 months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of March 31, 2023, cash, cash equivalents, and restricted cash and marketable debt securities, available-for-sale, aggregated $431.0 million, and we had $59.5 million of borrowing capacity under our Credit Agreement.
Credit Agreement
We have a Credit Agreement with Wells Fargo Bank, National Association for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2025 (the “Credit Agreement”). The Company is monitoring covenant compliance on a regular basis to ensure continued compliance with the Credit Agreement. See Note 12 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of March 31, 2023, the Company has agreed to a maximum aggregate guarantee obligation of $89.2 million relating to loans with an unpaid balance of $535.0 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The Company records a loan-loss obligation and is required to provide cash collateral to MTRCC for this obligation.

Material Cash Requirements
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 through the date the condensed consolidated financial statements were issued, other than for the payment on April 6, 2023 of a semi-annual regular dividend of $0.25 per share on outstanding common stock declared by our Board of Directors in the first quarter of 2023 on February 9, 2023, aggregating $10.3 million.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of rising interest rates on the broader economy.
The annual inflation rate in the U.S. increased to 9.1% in June 2022, the highest annual inflation rate since November 1981, but has since decreased to 5.0% in March 2023. In response to the elevated inflation levels, the Federal Reserve has increased the federal funds rate by 500 basis points through May 3, 2023. In the wake of several bank failures and continued concerns in the banking system, the Federal Reserve has sustained their tapered rate increases, fueling speculation that they may soon pause their upward pressure on the overnight rate. As a byproduct of the rapid increases in interest rates since March 2022, lenders have tightened their underwriting standards and raised rates substantively, adversely impacting commercial real estate transactions. Although inflation is still elevated and well above the Federal Reserve’s target rate, it appears to be on a downward trend. Services and wage inflation, however have yet to deliver a measurable downturn. Both of these types of inflation affect commercial real estate operators, increasing their operating costs. Sustained elevated interest rates and inflation would be expected to have a negative impact on client demand for commercial real estate.
Critical Accounting Policies; Use of Estimates
We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no significant changes in our critical accounting policies, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of March 31, 2023, the fair value of investments in marketable debt securities, available-for-sale was $203.0 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash, cash equivalents, and restricted cash) was AA as of March 31, 2023. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of March 31, 2023 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease …..................	$4,695
1% Decrease …..................	$2,347
1% Increase …..................	$(2,346)
2% Increase …..................	$(4,692)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a number of our employees and independent contractors are still working remotely. The design of our processes and controls allow for remote execution with accessibility to secure data. Given the current environment, we are continually monitoring and assessing the design and operating effectiveness on our internal controls.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
On August 2, 2022, our Board of Directors authorized a common stock repurchase program of up to $70 million. As of March 31, 2023, $22.6 million of common stock remains eligible for repurchase under the program.
Share repurchase activity during the three months ended March 31, 2023 was as follows:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2023 - January 31, 2023	—	$—	—	$40,381,973
February 1, 2023 - February 28, 2023	41,650	$34.31	41,650	$38,952,810
March 1, 2023 - March 31, 2023	518,273	$31.53	518,273	$22,614,153
Total	559,923		559,923	$22,614,153
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
(2)On May 2, 2023, the Company's Board of Directors approved an additional $70 million to repurchase common stock under its stock repurchase program, resulting in approximately $80 million available to repurchase shares under its program, after considering shares repurchased subsequent to March 31, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Not Applicable.

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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	May 5, 2023	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2023	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)