Form 10-Q
period 2023-06-30
Marcus & Millichap, Inc.
filed 2023-08-04
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of August 1, 2023 was 38,460,595 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$171,220	$235,873
Commissions receivable	9,954	8,453
Prepaid expenses	8,872	9,411
Income tax receivable	17,491	8,682
Marketable debt securities, available-for-sale (amortized cost of $165,471 and $254,682 at June 30, 2023 and December 31, 2022, respectively, and $0 allowance for credit losses)	164,856	253,434
Advances and loans, net	3,497	4,005
Other assets, current	5,850	7,282
Total current assets	381,740	527,140
Property and equipment, net	28,462	27,644
Operating lease right-of-use assets, net	102,741	87,945
Marketable debt securities, available-for-sale (amortized cost of $74,758 and $72,819 at June 30, 2023 and December 31, 2022, respectively, and $0 allowance for credit losses)	70,711	68,595
Assets held in rabbi trust	10,365	9,553
Deferred tax assets, net	35,933	41,321
Goodwill and other intangible assets, net	53,525	55,696
Advances and loans, net	181,944	169,955
Other assets, non-current	18,092	15,859
Total assets	$883,513	$1,003,708
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$11,893	$11,450
Deferred compensation and commissions	43,351	75,321
Operating lease liabilities	17,838	16,984
Accrued bonuses and other employee related expenses	11,088	38,327
Other liabilities, current	4,899	9,933
Total current liabilities	89,069	152,015
Deferred compensation and commissions	41,299	64,461
Operating lease liabilities	78,707	65,109
Other liabilities, non-current	10,519	8,614
Total liabilities	219,594	290,199
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,460,595 and 39,255,838 at June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	140,142	131,541
Retained earnings	526,373	585,581
Accumulated other comprehensive loss	(2,600)	(3,617)
Total stockholders’ equity	663,919	713,509
Total liabilities and stockholders’ equity	$883,513	$1,003,708
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Real estate brokerage commissions	$140,330	$354,685	$275,376	$641,594
Financing fees	17,896	36,811	33,764	63,264
Other revenue	4,640	4,461	8,518	10,563
Total revenue	162,866	395,957	317,658	715,421
Operating expenses:
Cost of services	101,163	256,042	196,590	452,810
Selling, general and administrative	68,910	79,841	141,129	154,376
Depreciation and amortization	3,468	3,332	6,675	7,243
Total operating expenses	173,541	339,215	344,394	614,429
Operating (loss) income	(10,675)	56,742	(26,736)	100,992
Other income (expense), net	4,890	(461)	9,700	(11)
Interest expense	(216)	(158)	(431)	(318)
(Loss) income before provision (benefit) for income taxes	(6,001)	56,123	(17,467)	100,663
Provision (benefit) for income taxes	2,728	13,955	(2,905)	25,712
Net (loss) income	$(8,729)	$42,168	$(14,562)	$74,951

(Loss) earnings per share:
Basic	$(0.23)	$1.05	$(0.37)	$1.87
Diluted	$(0.23)	$1.04	$(0.37)	$1.85
Weighted average common shares outstanding:
Basic	38,538	40,048	38,867	40,018
Diluted	38,538	40,342	38,867	40,390
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net (loss) income	$(8,729)	$42,168	$(14,562)	$74,951
Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	(516)	(1,558)	600	(3,915)
Less: reclassification adjustment for net losses (gains) included in other income (expense), net	17	7	17	(77)
Net change, net of tax of $(168) and $198 for the three and six months ended June 30, 2023, and $(528) and $(1,366) for the three and six months ended June 30, 2022, respectively	(499)	(1,551)	617	(3,992)
Foreign currency translation gain, net of tax of $0 for each of the three and six months ended June 30, 2023 and 2022, respectively	346	179	400	120
Total other comprehensive (loss) income	(153)	(1,372)	1,017	(3,872)
Comprehensive (loss) income	$(8,882)	$40,796	$(13,545)	$71,079
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	—	$—	38,876,354	$4	$132,905	$551,696	$(2,447)	$682,158
Net and comprehensive (loss) income	—	—	—	—	—	(8,729)	(153)	(8,882)
Stock-based award activity
Stock-based compensation	—	—	—	—	5,351	—	—	5,351
Shares issued pursuant to employee stock purchase plan	—	—	15,297	—	392	—	—	392
Issuance of common stock for vesting of restricted stock units	—	—	43,923	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,339	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(11,885)	—	(339)	—	—	(339)
Issuance of common stock for stock settled deferred consideration	—	—	58,205	—	1,833	—	—	1,833
Repurchases of common stock	—	—	(538,638)	—	—	(16,594)	—	(16,594)
Balance as of June 30, 2023	—	$—	38,460,595	$4	$140,142	$526,373	$(2,600)	$663,919

	Three Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	$—	39,795,399	$4	$122,782	$554,193	$(1,590)	$675,389
Net and comprehensive income (loss)	—	—	—	—	—	42,168	(1,372)	40,796
Stock-based award activity
Stock-based compensation	—	—	—	—	4,275	—	—	4,275
Shares issued pursuant to employee stock purchase plan			11,089		414	—	—	414
Issuance of common stock for settlement of deferred stock units			166,449	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	44,971	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards			11,494					—
Shares withheld related to net share settlement of stock-based awards	—	—	(93,783)	—	(5,121)	—	—	(5,121)
Issuance of common stock for stock settled deferred consideration			28,673		1,417			1,417
Balance as of June 30, 2022	—	$—	39,964,292	$4	$123,767	$596,361	$(2,962)	$717,170
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Six Months Ended June 30, 2023
	Preferred Stock				Common Stock				Additional Paid-in Capital		Retained Earnings		Accumulated Other Comprehensive (Loss) Income		Total
	Shares		Amount		Shares		Amount
Balance at December 31, 2022	—		$—		39,255,838		$4		$131,541		$585,581		$(3,617)		$713,509
Net and comprehensive (loss) income	—		—		—		—		—		(14,562)		1,017		(13,545)
Dividends	—		—		—				—		(10,284)		—		(10,284)
Stock-based award activity
Stock-based compensation	—		—		—		—		10,362		—		—		10,362
Shares issued pursuant to employee stock purchase plan	—		—		15,297		—		392		—		—		392
Issuance of common stock for vesting of restricted stock units	—		—		337,796		—		—		—		—		—
Issuance of common stock for unvested restricted stock awards	—		—		17,339		—		—		—		—		—
Shares withheld related to net share settlement of stock-based awards	—		—		(125,319)		—		(3,986)		—		—		(3,986)
Issuance of common stock for stock settled deferred consideration	—		—		58,205		—		1,833		—		—		1,833
Repurchases of common stock	—		—		(1,098,561)		—		—		(34,362)		—		(34,362)
Balance as of June 30, 2023	—	$0	$—	0	38,460,595	0	$4	$—	$140,142	$—	$526,373	$—	$(2,600)	$—	$663,919

	Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	39,692,373	$4	$121,844	$573,546	$910	$696,304
Net and comprehensive income (loss)	—	—	—	—	—	74,951	(3,872)	71,079
Dividends	—	—	—	—	—	(52,136)	—	(52,136)
Stock-based award activity								—
Stock-based compensation	—	—	—	—	8,131	—	—	8,131
Shares issued pursuant to employee stock purchase plan	—	—	11,089	—	414	—	—	414
Issuance of common stock for settlement of deferred stock units	—	—	166,449	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	212,234	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	11,494	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(158,020)	—	(8,039)	—	—	(8,039)
Issuance of common stock for stock settled deferred consideration	—	—	28,673	—	1,417	—	—	1,417
Balance as of June 30, 2022	—	$—	39,964,292	$4	$123,767	$596,361	$(2,962)	$717,170
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(14,562)	$74,951
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,675	7,243
Non-cash lease expense	12,928	11,944
Credit loss expense (recovery)	634	(28)
Stock-based compensation	10,362	8,131
Deferred taxes, net	5,188	(130)
Unrealized foreign exchange losses (gains)	(56)	403
Net realized losses (gains) on marketable debt securities, available-for-sale	23	(96)
Other non-cash items	(560)	(22)
Changes in operating assets and liabilities:
Commissions receivable	(1,396)	2,922
Prepaid expenses	540	3,177
Advances and loans	(12,043)	(48,539)
Other assets	(4,981)	(2,818)
Accounts payable and accrued expenses	672	(2,684)
Income tax receivable and payable	(8,808)	(15,005)
Accrued bonuses and other employee related expenses	(27,244)	(19,260)
Deferred compensation and commissions	(54,154)	(61,047)
Operating lease liabilities	(8,852)	(9,759)
Other liabilities	859	(1,223)
Net cash used in operating activities	(94,775)	(51,840)
Cash flows from investing activities
Acquisition of businesses, net of cash received	—	(12,500)
Purchases of marketable debt securities, available-for-sale	(142,867)	(174,259)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	230,795	135,206
Issuances of employee notes receivable	(119)	(71)
Payments received on employee notes receivable	33	71
Purchase of property and equipment	(5,469)	(5,022)
Net cash provided by (used in) investing activities	82,373	(56,575)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(3,986)	(8,039)
Proceeds from issuance of shares pursuant to employee stock purchase plan	392	414
Dividends paid	(10,327)	(50,082)
Principal payments on stock appreciation rights liability	(1,945)	(1,761)
Principal payments on deferred and contingent consideration	(1,578)	(2,431)
Cash paid for stock repurchases	(34,928)	—
Net cash used in financing activities	(52,372)	(61,899)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	121	(175)
Net decrease in cash, cash equivalents, and restricted cash	(64,653)	(170,489)
Cash, cash equivalents, and restricted cash at beginning of period	235,873	382,140
Cash, cash equivalents, and restricted cash at end of period	$171,220	$211,651
Supplemental cash flow disclosures:
Interest paid during the period	$408	$514
Income taxes paid, net	$714	$40,046
Supplemental disclosures of non-cash investing and financing activities:
Unpaid purchases of property and equipment	$382	$1,196
Right-of-use assets obtained in exchange for operating lease liabilities	$27,593	$15,169
Issuance of stock for the settlement of deferred consideration	$1,833	$1,417
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of June 30, 2023, MMI operates 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed on February 28, 2023 with the SEC. The results of the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, for other interim periods or for future years.
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
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and six months ended June 30, 2023 and 2022, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three and six months ended June 30, 2023, the Company’s Canadian operations represented 3.5% and 3.2% of total revenue, respectively. During both the three and six months ended June 30, 2022, the Company’s Canadian operations represented 2.2% of total revenue.
During each of the three and six months ended June 30, 2023 and 2022, no office represented 10% or more of total revenue.
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
Other Revenue
Other revenue includes fees generated from consulting and advisory services and fees are recognized when services are provided, or upon closing of the transaction.
2.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Computer software and hardware equipment	$46,995	$42,617
Furniture, fixtures and equipment	26,964	26,453
Less: accumulated depreciation and amortization	(45,497)	(41,426)
	$28,462	$27,644
Depreciation expense for property and equipment was $2.3 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively, and $4.3 million and $3.7 million for the six months ended June 30, 2023 and 2022 , respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive (loss) income and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$65,984	$—	$—	$(489)	$65,495
Corporate debt	99,487	—	1	(127)	99,361
	$165,471	$—	$1	$(616)	$164,856
Long-term investments:
U.S. treasuries	$18,115	$—	$—	$(706)	$17,409
U.S. government sponsored entities	574	—	—	(64)	510
Corporate debt	44,923	—	6	(2,679)	42,250
Asset-backed securities (“ABS”) and other	11,146	—	—	(604)	10,542
	$74,758	$—	$6	$(4,053)	$70,711

	December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$135,688	$—	$14	$(1,153)	$134,549
Corporate debt	118,135	—	1	(95)	118,041
ABS and other	859	—	—	(15)	$844
	$254,682	$—	$15	$(1,263)	$253,434
Long-term investments:
U.S. treasuries	$21,434	$—	$—	$(719)	$20,715
U.S. government sponsored entities	602	—	—	(66)	536
Corporate debt	44,214	—	21	(2,877)	41,358
ABS and other	6,569	—	—	(583)	5,986
	$72,819	$—	$21	$(4,245)	$68,595

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	June 30, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$42,767	$(139)	$39,930	$(1,056)	$82,697	$(1,195)
U.S. government sponsored entities	—	—	509	(64)	509	(64)
Corporate debt	107,067	(564)	25,047	(2,242)	132,114	(2,806)
ABS and other	4,623	(83)	5,887	(521)	10,510	(604)
	$154,457	$(786)	$71,373	$(3,883)	$225,830	$(4,669)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. treasuries	$73,055	$(1,232)	$66,144	$(640)	$139,199	$(1,872)
U.S. government sponsored entities	447	(46)	87	(20)	534	(66)
Corporate debt	130,816	(1,909)	10,681	(1,063)	141,497	(2,972)
ABS and other	4,710	(314)	2,091	(284)	6,801	(598)
	$209,028	$(3,501)	$79,003	$(2,007)	$288,031	$(5,508)
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross realized gains (1)	$—	$1	$—	$114
Gross realized losses (1)	$(23)	$(17)	$(23)	$(17)

(1)	Recorded in other income (expense), net in the condensed consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of June 30, 2023, the portfolio had a weighted average credit rating of AA and a weighted term to contractual maturity of 1.7 years, with 226 securities in the portfolio representing an unrealized aggregate loss of $4.7 million, or 2% of amortized cost, and a weighted average credit rating of AA.
As of June 30, 2023, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$165,471	$164,856	$254,683	$253,434
Due after one year through five years	55,898	53,492	56,507	54,169
Due after five years through ten years	14,560	13,210	13,435	11,850
Due after ten years	4,300	4,009	2,876	2,576
	$240,229	$235,567	$327,501	$322,029
Weighted average contractual maturity		1.7 years		1.1 years
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$38,047	$—	$38,047	$37,914	$—	$37,914
Intangible assets (1)	32,420	(16,942)	15,478	32,287	(14,505)	17,782
	$70,467	$(16,942)	$53,525	$70,201	$(14,505)	$55,696

(1)
Total weighted average amortization period was 4.2 years and 4.5 years as of June 30, 2023 and December 31, 2022, respectively. Intangible assets principally include non-competes and customer relationships.

The Company recorded amortization expense for intangible assets of $1.1 million for both the three months ended June 30, 2023 and 2022 and $2.3 million for both the six months ended June 30, 2023 and 2022.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months Ended June 30, 2023
Beginning balance	$37,914
Additions from acquisitions	—
Impact of foreign currency translation	133
Ending balance	$38,047
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

June 30, 2023
Remainder of 2023	$2,275
2024	4,101
2025	3,880
2026	2,156
2027	1,855
Thereafter	1,211
$15,478
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
As of June 30, 2023, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of June 30, 2023, there was no impairment of its intangible assets or goodwill.
5.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans as of June 30, 2023 and December 31, 2022 was $578,000 and $791,000, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Security deposits	$—	$—	$1,500	$1,625
Employee notes receivable	52	6	38	—
Securities, held-to-maturity(1)	—	—	9,500	9,500
Loan performance fee receivable	1,261	766	6,565	4,261
Other(2)	4,537	6,510	489	473
	$5,850	$7,282	$18,092	$15,859
(1)Securities, held-to-maturity, are expected to mature on September 1, 2024 and accrue interest based on the 1-year treasury rate.
(2)Other primarily includes customer trust accounts and prepaid lease costs.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Stock appreciation rights (“SARs”) liability (1)	$2,480	$2,323	$11,037	$13,137
Commissions payable to investment sales and financing professionals	40,196	72,247	22,647	45,156
Deferred compensation liability (1)	471	493	7,615	6,168
Other	204	258	—	—
	$43,351	$75,321	$41,299	$64,461

(1)	The SARs and deferred compensation liabilities become subject to payout at the time the participant is no longer considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to participants within the next twelve months have been classified as current.
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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2023 and 2022 were 5.79% and 3.63%, respectively. MMI recorded interest expense related to this liability of $190,000 and $136,000 for the three months ended June 30, 2023 and 2022, respectively, and $380,000 and $271,000 for the six months ended June 30, 2023 and 2022, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the six months ended June 30, 2023 and 2022, the Company made total payments of $2.3 million and $2.2 million, respectively, consisting of principal and accumulated interest.

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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the six months ended June 30, 2023 and 2022, the Company made total payments to participants of $163,000 and $625,000 respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$472	$(1,259)	$930	$(1,784)
(Increase) decrease in the net carrying value of the deferred compensation obligation (2)	$(452)	$1,259	$(885)	$1,791
(1)Recorded in other income (expense), net in the condensed consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Deferred consideration	$1,294	$3,633	$724	$1,486
Contingent consideration	1,513	1,726	5,005	5,341
Dividends payable	645	612	1,528	1,603
Stock repurchase payable	—	565	—	—
Loan guarantee obligation	537	2,040	2,696	—
Other	910	1,357	566	184
	$4,899	$9,933	$10,519	$8,614
6.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. Under the TSA, the Company earned net charge-backs during the three months ended June 30, 2023 and 2022 of $19,000 and $7,000, respectively, and during the six months ended June 30, 2023 and 2022 of $44,000 and $18,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended June 30, 2023 and 2022, the Company earned real estate brokerage commissions and financing fees of $0 and $912,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $0 and $547,000, respectively, related to this revenue. For the six months ended June 30, 2023 and 2022, the Company earned real estate brokerage commissions and financing fees of $441,000 and $2,510,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $264,000 and $1,501,000, respectively, related to this revenue.
Operating Lease with MMC
The Company extended its operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $295,000 and $320,000 for the three months ended June 30, 2023 and 2022, respectively, and $592,000 and $653,000 for the six months ended June 30, 2023 and 2022, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The related operating lease right-of-use asset, net and operating lease liability as of June 30, 2023 was $8,115,000 and $8,442,000, respectively and as of December 31, 2022 was $9,041,000 and $9,262,000, respectively.
Amounts due to (from) MMC
As of June 30, 2023 and December 31, 2022, the Company recorded a receivable of $3,000 and a payable of $79,000 with MMC, respectively. These amounts are included in other assets, current and accounts payable and accrued expenses, respectively, in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other
The Company makes advances to non-executive employees from time-to-time. At June 30, 2023 and December 31, 2022, the aggregate principal amount for employee notes receivable was $90,000 and $6,000, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets. See Note 5 - "Selected Balance Sheet Data".
As of June 30, 2023, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 39% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
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
Fair values for assets held in the rabbi trust and related deferred compensation liability were determined based on the cash surrender value of the Company-owned variable life insurance policies and underlying investments in the trust, and are Level 2 and Level 1 measurements, respectively.
Contingent consideration in connection with acquisitions, is carried at fair value and determined on a contract-by-contract basis, calculated using unobservable inputs based on a probability of achieving EBITDA and other performance requirements, and is a Level 3 measurement. Deferred consideration in connection with acquisitions is carried at fair value

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time, and is a Level 2 measurement.
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	June 30, 2023				December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$10,365	$—	$10,365	$—	$9,553	$—	$9,553	$—
Cash equivalents (1):
Commercial paper	$50,191	$—	$50,191	$—	$41,324	$—	$41,324	$—
Money market funds	81,411	81,411	—	—	139,025	139,025	—	—
	$131,602	$81,411	$50,191	$—	$180,349	$139,025	$41,324	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$65,495	$65,495	$—	$—	$134,549	$134,549	$—	$—
Corporate debt	99,361	—	99,361	—	118,041	—	118,041	—
ABS and other	—	—	—	—	844	—	844	—
	$164,856	$65,495	$99,361	$—	$253,434	$134,549	$118,885	$—

Long-term investments:
U.S. treasuries	$17,409	$17,409	$—	$—	$20,715	$20,715	$—	$—
U.S. government sponsored entities	510	—	510	—	536	—	536	—
Corporate debt	42,250	—	42,250	—	41,358	—	41,358	—
ABS and other	10,542	—	10,542	—	5,986	—	5,986	—
	$70,711	$17,409	$53,302	$—	$68,595	$20,715	$47,880	$—

Liabilities:
Contingent consideration	$6,518	$—	$—	$6,518	$7,067	$—	$—	$7,067
Deferred consideration	$2,018	$—	$2,018	$—	$5,119	$—	$5,119	$—
Deferred compensation liability	$8,086	$8,086	$—	$—	$6,661	$6,661	$—	$—

(1)	Included in cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the six months ended June 30, 2023 and 2022.
During the six months ended June 30, 2023, the Company considered current and future interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of June 30, 2023 and December 31, 2022, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $17.3 million and $21.3 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to four-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning balance	$7,067	$9,312
Contingent consideration in connection with acquisitions	—	—
Change in fair value of contingent consideration(1)	511	(493)
Payments of contingent consideration	(1,060)	(1,040)
Ending balance	$6,518	$7,779

(1)	Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at June 30, 2023	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$6,518	Discounted cash flow	Expected life of cash flows	0.1-4.3 years	(2.2 years)
			Discount rate	6.2%-7.3%	(6.8%)
			Probability of achievement	0.0%-100.0%	(94.8%)

	Fair Value at December 31, 2022	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$7,067	Discounted cash flow	Expected life of cash flows	0.4-4.8 years	(2.7 years)
			Discount rate	6.0%-7.0%	(6.5)%
			Probability of achievement	0.0%-100.0%	(95.4)%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
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
8.    Stockholders’ Equity
Common Stock
As of June 30, 2023 and December 31, 2022, there were 38,460,595 and 39,255,838 shares of common stock, $0.0001 par value, issued and outstanding, which included unvested restricted stock awards (“RSAs”) issued to non-employee directors, respectively. See Note 11 – “(Loss) Earnings per Share” for additional information.
On August 1, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, payable on October 6, 2023, to stockholders of record at the close of business on September 15, 2023.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2023, $2.2 million of dividend equivalents related to unvested stock awards are recorded in other liabilities in the condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive (Loss) Income
Amounts reclassified from accumulated other comprehensive (loss) income are included as a component of other income (expense), net or selling, general and administrative expense, as applicable, in the condensed consolidated statements of operations. The reclassifications were determined on a specific identification basis.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program of up to $70 million. On May 2, 2023, the Company's Board of Directors approved an additional $70 million to repurchase common stock under its stock repurchase program. During the six months ended June 30, 2023, the Company repurchased and retired 1,098,561 shares of common stock for $34.4 million, at an average cost of $31.28 per share. As of June 30, 2023, $76.0 million remained authorized for repurchases under the stock repurchase program.
9.    Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s Board of Directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”), which became effective upon the Company’s IPO. In February 2017, the Board of Directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s Board of Directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a director compensation policy. The compensation committee of the Company’s Board of Directors has the option to grant dividend equivalents to unvested grants. Any dividend equivalents granted to unvested awards are paid to the participant at the time the related grants vest. As of June 30, 2023, there were 3,401,886 shares available for future grants under the 2013 Plan.
On August 1, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of October 6, 2023, to stockholders of record at the close of business on September 15, 2023. The Compensation Committee granted dividend equivalents to all unvested grants as of the record date.
As of June 30, 2023, $2.2 million of dividend equivalents remains to be paid upon vesting of stock awards.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year period from the date of grant, subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s Board of Directors. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are canceled upon termination as a service provider. As of June 30, 2023, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During the six months ended June 30, 2023, 349,290 shares of RSUs and RSAs vested, with 125,319 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2022⁽¹⁾	1,741,461	$42.14
Granted	556,260	34.09
Vested	(349,290)	42.10
Forfeited/canceled	(10,347)	40.90
Nonvested shares at June 30, 2023⁽¹⁾	1,938,084	$39.85

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
As of June 30, 2023, the Company had unrecognized stock-based compensation relating to RSUs and RSAs of approximately $68.2 million, which is expected to be recognized over a weighted-average period of 3.69 years.
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
The ESPP initially had 366,667 shares of common stock reserved, and 121,615 shares of common stock remain available for issuance as of June 30, 2023. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the lesser of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the Board of Directors. Pursuant to the provisions of the ESPP, the Board of Directors has determined to not provide for any annual increases to date. As of June 30, 2023, total unrecognized compensation cost related to the ESPP was $65,000 and is expected to be recognized over a weighted average period of 0.38 years.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of operations and consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ESPP	$28	$29	$83	$85
RSUs and RSAs	5,323	4,246	10,279	8,046
	$5,351	$4,275	$10,362	$8,131
10.    Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2023 was (45.5)% and 16.6%, respectively, compared to 24.9% and 25.5% for the three and six months ended June 30, 2022, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any.
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax (benefit) expense at the federal statutory rate	$(1,260)	21.0%	$11,786	21.0%	$(3,668)	21.0%	$21,139	21.0%
State income tax expense (benefit), net of federal benefit	315	(5.3)%	2,389	4.3%	(424)	2.4%	4,422	4.4%
(Windfall) shortfall tax benefits, net related to stock-based compensation	119	(2.0)%	(1,758)	(3.1)%	773	(4.4)%	(2,064)	(2.1)%
Change in valuation allowance	17	(0.3)%	23	0.0%	244	(1.4)%	(81)	(0.1)%
Permanent and other items (1)	3,537	(58.9)%	1,515	2.7%	170	(1.0)%	2,296	2.3%
	$2,728	(45.5)%	$13,955	24.9%	$(2,905)	16.6%	$25,712	25.5%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, meals and entertainment, and other items principally related to the effect of providing taxes in the interim financial statements based on the estimated full year effective tax rate.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    (Loss) Earnings per Share
Basic and diluted (loss) earnings per share for the three and six months ended June 30, 2023 and 2022, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator (Basic and Diluted):
Net (loss) income	$(8,729)	$42,168	$(14,562)	$74,951
Change in value for stock settled consideration(3)	13	(24)	37	(38)
Adjusted net (loss) income	$(8,716)	$42,144	$(14,525)	$74,913

Denominator:
Basic
Weighted average common shares issued and outstanding	38,553	39,936	38,880	39,829
Deduct: Unvested RSAs (1)	(15)	(12)	(13)	(13)
Add: Fully vested DSUs (2)	—	124	—	202
Weighted average common shares outstanding	38,538	40,048	38,867	40,018

Basic (loss) earnings per common share	$(0.23)	$1.05	$(0.37)	$1.87
Diluted
Weighted average common shares outstanding from above	38,538	40,048	38,867	40,018
Add: Dilutive effect of RSUs, RSAs & ESPP(5)	—	213	—	291
Add: Contingently issuable shares(3)(5)	—	81	—	81
Weighted average common shares outstanding	38,538	40,342	38,867	40,390
Diluted (loss) earnings per common share	$(0.23)	$1.04	$(0.37)	$1.85
Antidilutive shares excluded from diluted earnings per common share(4)	1,887	843	1,781	843
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
(5)Shares related to the Company's RSUs, RSAs, ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for the three and six months ended June 30, 2023 because inclusion of such shares would be antidilutive in a period of loss.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Agreement are available for general corporate purposes and working capital. The Credit Facility includes a $10.0 million sublimit for the issuance of standby letters of credit of which $533,000 was utilized at June 30, 2023. Borrowings under the Credit Facility will bear interest at the Daily Simple SOFR rate plus a spread of between 1.00% to 1.25% depending on the Company’s total funded debt to EBITDA as defined in the Credit Agreement. In connection with the amendments of the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.1% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fee is included in the interest expense in the accompanying condensed consolidated statements of operations and was $26,000 and $22,000 for the three months ended June 30, 2023 and 2022, respectively, and $51,000 and $47,000 during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial and other covenant reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain (i) an EBITDAR Coverage Ratio (as defined in the Credit Agreement) of not less than 1.25:1.0 as of each quarter end, determined on a rolling four-quarter basis, and (ii) total funded debt to EBITDA not greater than 2.0:1.0 as of each quarter end, determined on a rolling four-quarter basis, and also limits investments in foreign entities and certain other loans. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of June 30, 2023, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of June 30, 2023, the Company has agreed to a maximum aggregate guarantee obligation of $114.7 million relating to loans with an unpaid balance of $688.1 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. As of June 30, 2023 and December 31, 2022, the Company has recorded an allowance for loss-sharing obligations of $656,000 and $275,000, respectively, and pledged $102,000 and $16,000, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of June 30, 2023 aggregated $10.0 million.
13.    Subsequent Events
On August 1, 2023, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, payable on October 6, 2023, to stockholders of record at the close of business on September 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to further interest rate changes, rising inflation, and geopolitical unrest. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 16 years. As of June 30, 2023, we had 1,865 investment sales and financing professionals that are primarily exclusive independent contractors operating in 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three and six months ended June 30, 2023, we closed 1,946 and 3,753 investment sales, financing and other transactions with total sales volume of approximately $9.7 billion and $20.2 billion, respectively. During the year ended December 31, 2022, we closed 12,272 investment sales, financing and other transactions with total sales volume of approximately $86.3 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing equity advisory services, loan sales, loan guarantees and consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended June 30, 2023, approximately 86% of our revenue was generated from real estate brokerage commissions, 11% from financing fees and 3% from other real estate related services.
We divide commercial real estate into four major market segments, characterized by price:
• Properties priced less than $1 million;
• Private client market: properties priced from $1 million to up to but less than $10 million;
• Middle market: properties priced from $10 million to up to but less than $20 million; and
• Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the $1-$10 million private client market segment, which contributed approximately 69% and 59% of our real estate brokerage commissions during the three months ended June 30, 2023 and 2022, respectively, and approximately 68% and 58% of our real estate brokerage commissions during the six months ended June 30, 2023 and 2022, respectively. The following tables set forth the number of transactions, sales volume and revenue by commercial real estate market segment for real estate brokerage:

	Three Months Ended June 30,
	2023			2022			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	209	$120	$4,665	279	$168	$6,672	(70)	$(48)	$(2,007)
Private Client Market ($1 – <$10 million)	1,070	3,571	96,238	2,021	7,348	209,868	(951)	(3,777)	(113,630)
Middle Market ($10 – <$20 million)	77	1,021	17,425	209	2,819	56,456	(132)	(1,798)	(39,031)
Larger Transaction Market (≥$20 million)	66	2,830	22,002	176	9,533	81,689	(110)	(6,703)	(59,687)
	1,422	$7,542	$140,330	2,685	$19,868	$354,685	(1,263)	$(12,326)	$(214,355)

	Six Months Ended June 30,
	2023			2022			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	392	$236	$9,703	485	$296	$12,459	(93)	$(60)	$(2,756)
Private Client Market ($1 – <$10 million)	2,040	6,825	186,741	3,627	13,044	370,899	(1,587)	(6,219)	(184,158)
Middle Market ($10 – <$20 million)	143	1,921	34,793	393	5,322	103,216	(250)	(3,401)	(68,423)
Larger Transaction Market (≥$20 million)	126	5,692	44,139	317	18,411	155,020	(191)	(12,719)	(110,881)
	2,701	$14,674	$275,376	4,822	$37,073	$641,594	(2,121)	$(22,399)	$(366,218)
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
Economic uncertainty continues to weigh on the investor perspective. Although numerous key economic indicators such as job creation, the unemployment rate and GDP growth remain positive and most economists are now predicting a soft landing, recession risk remains a concern among investors. Inflation has eased, with the headline Consumer Price Index (CPI) falling to 3.0% and the forward looking Producer Price Index (PPI) falling to just 0.1%, but many measurements including the core Personal Consumption Expenditures Index (core PCE), which is monitored most closely by the Federal Reserve, still remain well above their target of 2.0%. Following the Federal Reserve's 25 basis points increase in July 2023, we believe the combination of slowing job creation, reduced wage pressure, easing inflation, tighter credit markets and more modest economic growth has the potential to curtail further Federal Reserve rate increases.
Various economic indicators continue to send mixed signals about the near-term economic outlook. The two best-known indicators of an ensuing recession remain in contradiction. The treasury rate yield curve inverted early in the fourth quarter last year, and short-term treasury rates remain higher than longer-term rates, signaling a possible downturn ahead.

However, the 3.6% unemployment rate has moved little, remaining near its 54-year low as of July 2023, indicating continued labor market strength. Other measures are mixed as well. The Institute for Supply Management (ISM) manufacturing index continues to point to contraction, while the ISM services index points to growth. Meanwhile, job creation, inflation-adjusted retail sales and other metrics have begun to flatten, suggesting the economic growth trajectory may be shifting into neutral. The inconsistency among indicators continues to confound economic forecasts for 2023, but the broad consensus is leaning toward a soft landing and a period of slow growth in late 2023, early 2024. The rising perception that the U.S. economy could avoid a recession has convinced an increasing number of commercial real estate investors to cautiously reengage the investment market, but the sector has yet to attain the critical mass needed to fully revive investment activity.
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
Space demand for most commercial property types remained positive in the second quarter of 2023. Apartment absorption was reinvigorated by strengthening consumer sentiment and reduced fears of a recession, but the number of net new apartment leases fell short of the robust construction deliveries in the quarter, resulting in a 10 basis points rise of vacancy rates on a national level. Nonetheless, rent growth resumed in the second quarter, taking the national average effective rent to a record high. Retail space demand was also positive in the second quarter, slightly outpacing construction. As a result, retail vacancy rates remained flat for a third consecutive quarter at 4.6%, matching the record low set in 2018. Industrial space demand remained positive in the second quarter, but tapered relative to the first quarter in response to reduced retailer inventories and downshifted international trade. The robust pace of industrial space construction, on track to deliver a record 400 million square feet in 2023, resulted in an up-tick in industrial vacancy rates to 4.3%, up from the record low 3.6% rate achieved in the second quarter last year. Nonetheless, industrial rent growth remains elevated, achieving a 14.3% gain on a year-over-year basis.
Contrary to the positive momentum achieved by the other property types, office space demand has yet to stabilize. Hybrid and work-from-home business practices remain in place for most companies, but questions surrounding the long-term viability of these models remain. Some companies have reinvigorated their efforts to bring workers back to the office full time, while others appear content with more flexible practices. Thus far, no clear consensus has emerged, and long-term office space demand remains in question. The national average office vacancy rate continued to rise in the second quarter, reaching a 23 year record high of 17%. Suburban office space has outperformed the urban core while class B/C office space has a lower vacancy rate than class A office space. The broad-based uncertainty surrounding office space demand has been further complicated by dramatically tightened lending on office building assets, which has further restrained the limited office investor activity.
Although fundamentals for most property types remain positive, both lending and investor activity remain below the pre-pandemic norm. The expectation gap between buyers and sellers remains wide, though it is beginning to show preliminary signs of stabilization. Space demand will likely be strongly influenced in the second half of 2023 by Federal Reserve rate movements, consumer and business sentiment, and the prospects of a soft landing.
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
The capital markets remain at the heart of the commercial real estate transaction slowdown. The combination of sharply higher interest rates with tighter lender underwriting, reduced loan-to-value standards and a broad-based reduction in the volume of available debt capital have restrained market liquidity and forced investors to recalibrate their underwriting. This exacerbated the buyer/seller expectation gap and restrained trading in the first half of 2023.

The rapid withdrawal of savings from Silicon Valley Bank in March and then First Republic Bank in May forced the shutdown of both banks, causing other banks to shore up their reserves. To mitigate their risk exposure to runs on the bank by depositors, banks have increased their reserves by 10% to $3.3 trillion. They accomplished this by reducing their lending, including their lending on commercial real estate properties, and increasing their emphasis on deposits.
Following the Federal Reserve’s 25 basis points rate increase in July 2023, Chairman Powell indicated that future rate decisions will be data-driven. While this is not a clear signal that the Federal Reserve will stop increasing rates, Wall Street has assigned a 61% likelihood that the overnight rate at the end of the year will be in the current range of 5.25% - 5.5%. The 10-year treasury rate has recently been range-bound in the upper 3% to low 4% range, with each periodic fluctuation requiring repricing and causing transaction delays. Although many lenders continue to maintain lending rate floors that have sustained a widened lender spread and higher interest rates for borrowers, if the Federal Reserve signals rate stability at its September meeting, lenders may begin to tighten their spreads thereby reducing rates, if only nominally. While debt capital remains available for most property types, the underwriting remains stringent, with tightened loan-to-value percentages that have forced investors to underwrite acquisitions with higher cap rates. An increasing number of property owners have begun to seek updated property valuations and more owners have begun to test the sales market, suggesting that activity may begin to revive, despite fewer property owners bringing assets to the market in the first half of the year.
The Federal Reserve’s rate decision in September could significantly impact the market. Should the Federal Reserve signal at least a temporary end to their rate increases, lenders may begin to rein in their spreads, thereby reducing mortgage rates. Investors may begin to underwrite assets more aggressively, potentially narrowing the buyer/seller expectation gap. However, if the Federal Reserve continues to signal an intention to raise rates further, many lenders and investors may sustain their more conservative practices. In addition, concerns regarding commercial property loan performance and potential defaults have increased, particularly for office properties. Although overall systemic risk appears limited given healthy property fundamentals in most property types, these concerns add to a conservative stance among lenders in general. We believe record capital on the sidelines, eventual clarity on the factors outlined above and an end to the tightening cycle should result in a recovery in transaction volumes. The timing of such a recovery is difficult to predict.
Investor Sentiment and Investment Activity
We facilitate investors buying, selling, and financing properties in order to generate commissions. Investors’ desires and need to engage in real estate transactions are dependent on many factors that are beyond our control. The economy, supply and demand for properly positioned properties, available credit and market events impact investor sentiment and, therefore, transaction velocity. In addition, our private clients, who make up the largest source of revenue, are often motivated to buy, sell and/or refinance properties due to personal circumstances, such as death, divorce, partnership breakups and estate planning.
Commercial real estate sales activity remained constrained through the first half of 2023 as tightened lender underwriting, significantly higher interest rates, recession risk and broad-based market uncertainty weighed on investor decisions. We believe a significant volume of investment capital remains on the sidelines waiting for economic, interest rate, financial market and commercial real estate pricing clarity. Price adjustments are necessary to recalibrate values to higher interest rates, but how long that recalibration process takes will substantially depend on the Federal Reserve rate policies. Once investors re-engage in the market, it will likely take time to navigate the price discovery process and for sales activity to revive.
Office properties, particularly those in the urban core, face the greatest uncertainty and the greatest challenges in acquiring debt financing. Apartment financing, underpinned by Fannie Mae and Freddie Mac, has generally been the most attainable, with typically lower interest rates than other property types. However, the rapid interest rate spike relative to the sector's very low cap rates and the large apartment development pipeline together with the three quarters of weakened apartment demand in 2022 has weighted on apartment sales. Defensive assets — such as single-tenant net lease properties backed by high-credit tenants — and medical office assets continue to receive buyer interest, but sales of these types of properties have also fallen as the flow of 1031 exchange capital coming from other property types has diminished. Ultimately, the market velocity will be dictated by a combination of the economic outlook, Federal Reserve action, interest rates and the narrowing of the buyer/seller expectation gap. If the Federal Reserve signals an end to their rate increases and the economy avoids a significant recession, we believe commercial real estate sales activity should begin to move toward its historical norm in the latter part of 2023.

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
To a lesser extent, we also earn fees on loan performance, equity advisory services, loan sales, loan guarantees and ancillary services associated with financing activities. We recognize guarantee fees over the term of the guarantee and other fees when we have no further obligations, generally upon the closing of a transaction. During the six months ended June 30, 2022, we generated mortgage servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related mortgage servicing functions, activities and services. We recognized mortgage servicing revenue upon the acquisition of a servicing obligation.
Other Revenue
Other revenue includes fees generated from consulting, advisory and other real estate services performed by our investment sales professionals. Revenue from these services is recognized as they are performed and completed.
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
Selling, General and Administrative Expenses
The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources, transaction costs related to acquisitions, costs to acquire and retain talent, changes in fair value for contingent and deferred consideration and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to non-employee directors, employees and independent contractors (i.e. investment sales and financing professionals) under the Amended and Restated 2013 Omnibus Equity Incentive Plan (“2013 Plan”) and the 2013 Employee Stock Purchase Plan (“ESPP”).
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
Provision (Benefit) for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of (i) changes in our annual effective tax rate applied to current pre-tax income (loss), (ii) the change in the mix of our activities in the jurisdictions in which we operate due to differing tax rates in those jurisdictions and (iii) the impact of permanent items, including compensation charges, qualified transportation fringe benefits, uncertain tax positions, meals and entertainment and tax-exempt deferred compensation plan assets. Our provision (benefit) for income taxes includes the windfall tax benefits and shortfall expenses, net, from shares issued in connection with our 2013 Plan and ESPP.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.
Results of Operations
Following is a discussion of our results of operations for the three and six months ended June 30, 2023 and 2022. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended June 30, 2023 and 2022, we closed more than 1,900 and 3,600 investment sales, financing and other transactions, respectively, with total sales volume of approximately $9.7 billion and $26.4 billion, respectively. During the six months ended June 30, 2023 and 2022, we closed more than 3,700 and 6,500 investment sales, financing and other transactions, respectively, with total sales volume of approximately $20.2 billion and $47.4 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Brokerage	2023	2022	2023	2022
Average Number of Investment Sales Professionals	1,757	1,822	1,769	1,839
Average Number of Transactions per Investment Sales Professional	0.81	1.47	1.53	2.62
Average Commission per Transaction	$98,686	$132,099	$101,954	$133,056
Average Commission Rate	1.86%	1.79%	1.88%	1.73%
Average Transaction Size (in thousands)	$5,303	$7,399	$5,433	$7,688
Total Number of Transactions	1,422	2,685	2,701	4,822
Total Sales Volume (in millions)	$7,542	$19,868	$14,674	$37,073

	Three Months Ended June 30,		Six Months Ended June 30,
Financing (1)	2023	2022	2023	2022
Average Number of Financing Professionals	95	87	94	86
Average Number of Transactions per Financing Professional	2.99	8.01	5.99	14.15
Average Fee per Transaction	$52,166	$44,985	$49,382	$44,198
Average Fee Rate	0.90%	0.70%	0.82%	0.75%
Average Transaction Size (in thousands)	$5,786	$6,453	$5,986	$5,882
Total Number of Transactions	284	697	563	1,217
Total Financing Volume (in millions)	$1,643	$4,498	$3,370	$7,158
(1)Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended June 30, 2023 and 2022
Below are key operating results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 (dollars in thousands):

	Three Months Ended June 30, 2023	Percentage of Revenue	Three Months Ended June 30, 2022	Percentage of Revenue	Change
					Dollar		Percentage
Revenue:
Real estate brokerage commissions	$140,330	86.2%	$354,685	89.6%	$(214,355)	-60.4%	(60.4)%
Financing fees	17,896	11.0	36,811	9.3	(18,915)	-51.4%	(51.4)%
Other revenue	4,640	2.8	4,461	1.1	179	4.0%	4.0%
Total revenue	162,866	100	395,957	100	(233,091)	-58.9%	(58.9)%
Operating expenses:
Cost of services	101,163	62.1	256,042	64.7	(154,879)	-60.5%	(60.5)%
Selling, general and administrative	68,910	42.3	79,841	20.2	(10,931)	-13.7%	(13.7)%
Depreciation and amortization	3,468	2.1	3,332	0.8	136	4.1%	4.1%
Total operating expenses	173,541	106.5	339,215	85.7	(165,674)	-48.8%	(48.8)%
Operating (loss) income	(10,675)	(6.5)	56,742	14.3	(67,417)	-118.8%	(118.8)%
Other income (expense), net	4,890	3.0	(461)	(0.1)	5,351	-1160.7%	(1)
Interest expense	(216)	(0.1)	(158)	0.0	(58)	36.7%	36.7%
(Loss) income before provision for income taxes	(6,001)	(3.7)	56,123	14.2	(62,124)	-110.7%	(110.7)%
Provision for income taxes	2,728	1.7%	13,955	3.5	(11,227)	-80.5%	(80.5)%
Net (loss) income	$(8,729)	(5.4)%	$42,168	10.6%	$(50,897)	-120.7%	(120.7)%
Adjusted EBITDA (2)	$(1,056)	(0.6)%	$62,909	15.9%	$(63,965)	-101.7%	(101.7)%
(1)Percentage not meaningful.
(2)Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”
Revenue
Our total revenue was $162.9 million for the three months ended June 30, 2023 compared to $396.0 million for the same period in 2022, a decrease of $233.1 million, or 58.9%. Total revenue decreased as a result of decreases in real estate brokerage commissions and financing fees, as described below. See "Factors Affecting Our Business" section for additional market information.

Real estate brokerage commissions. Revenue from real estate brokerage commissions decreased to $140.3 million for the three months ended June 30, 2023 from $354.7 million for the same period in 2022, a decrease of $214.4 million, or 60.4%. The number of transactions decreased by 47.0% and the average commission per transaction decreased 25.3%, which drove a decrease of revenue of 54.1% in the Private Client Market and a decrease of 71.5% in the combined Middle Market and Larger Transaction Market. The average commission rate increased by seven basis points in the second quarter of 2023 compared to the same quarter in 2022 as a result of a shift in the proportion of transactions to the Private Client Market from the Middle Market and Larger Transaction Market as Private Client Market transactions typically earn higher commission rates.
Financing fees. Revenue from financing fees decreased to $17.9 million for the three months ended June 30, 2023 from $36.8 million for the same period in 2022, a decrease of $18.9 million, or 51.4%, resulting primarily from a 59.3% decrease in the number of financing transactions, partially offset by a 16.0% increase in the average fee per transaction. The average fee rate increased by 20 basis points primarily due to a decrease in the average transaction size of 10.3% as a result of a decrease in the percentage of larger size financing transactions, which typically earn lower commission rates.

Other revenue. Other revenue increased to $4.6 million for the three months ended June 30, 2023 from $4.5 million for the same period in 2022, an increase of $0.2 million, or 4.0%. The increase was primarily driven by increases in consulting and advisory services during the three months ended June 30, 2023, compared to the same period in 2022.
Total Operating Expenses
Our total operating expenses were $173.5 million for the three months ended June 30, 2023 compared to $339.2 million for the same period in 2022, a decrease of $165.7 million, or 48.8%. Cost of services decreased by $154.9 million and selling, general, and administrative expenses decreased by $10.9 million, as described below. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities.
Cost of services. Cost of services decreased to $101.2 million for the three months ended June 30, 2023 from $256.0 million for the same period in 2022, a decrease of $154.9 million, or 60.5%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenue noted above. Cost of services as a percentage of total revenue decreased by 260 basis points to 62.1% compared to the same period in 2022.
Selling, general, and administrative expense. Selling, general and administrative expense for the second quarter of 2023 decreased to $68.9 million, from $79.8 million compared to the same period in the prior year, a decrease of $10.9 million or 13.7%. The change was primarily due to a reduction in compensation related costs, specifically performance-based bonuses for the second quarter of 2023, partially offset by an increase in business development, marketing, and other support costs related to the long-term retention of our sales and financing professionals.
Depreciation and amortization expense. Depreciation and amortization expense increased by an immaterial amount for the three months ended June 30, 2023 compared to the same period in the prior year.
Other Income (Expense), Net
Other income (expense), net increased to income of $4.9 million for the three months ended June 30, 2023 from an expense of $0.5 million for the same period in 2022. The increase of $5.4 million was primarily driven by an increase of $3.2 million in income from investments and a favorable change of $1.7 million in the value of our deferred compensation plan assets that are held in a rabbi trust.
Interest Expense
Interest expense increased by an immaterial amount for the three months ended June 30, 2023 compared to the same period in 2022, and primarily relates to interest expense on the Company’s SARs liability.
Provision for Income Taxes
The provision for income taxes was $2.7 million for the three months ended June 30, 2023, compared to $14.0 million for the same period in 2022. The effective income tax rate for the three months ended June 30, 2023, was (45.5)% compared to 24.9% for the same period in 2022. The tax provision for the three months ended June 30, 2023 is affected by non-deductible permanent items and changes in estimates to reflect income taxes through June 30, 2023 at the estimated annual effective tax rate. This resulted in recording a tax provision versus a tax benefit despite the loss before income taxes for the three months ended June 30, 2023.

Comparison of Six Months Ended June 30, 2023 and 2022
Below are key operating results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 (dollars in thousands):

	Six Months Ended June 30, 2023	Percentage of Revenue	Six Months Ended June 30, 2022	Percentage of Revenue	Change
					Dollar		Percentage
Revenue:
Real estate brokerage commissions	$275,376	86.7%	$641,594	89.7%	$(366,218)	-57.1%	(57.1)%
Financing fees	33,764	10.6	63,264	8.8	(29,500)	-46.6%	(46.6)%
Other revenue	8,518	2.7	10,563	1.5	(2,045)	-19.4%	(19.4)%
Total revenue	317,658	100	715,421	100	(397,763)	-55.6%	(55.6)%
Operating expenses:
Cost of services	196,590	61.9	452,810	63.3	(256,220)	-56.6%	(56.6)%
Selling, general and administrative	141,129	44.4	154,376	21.6	(13,247)	-8.6%	(8.6)%
Depreciation and amortization	6,675	2.1	7,243	1.0	(568)	-7.8%	(7.8)%
Total operating expenses	344,394	108.4	614,429	85.9	(270,035)	-43.9%	(43.9)%
Operating (loss) income	(26,736)	(8.4)	100,992	14.1	(127,728)	-126.5%	(126.5)%
Other income (expense), net	9,700	3.0	(11)	0.0	9,711	-88281.8%	(1)
Interest expense	(431)	(0.1)	(318)	0.0	(113)	35.5%	35.5%
(Loss) income before (benefit) provision for income taxes	(17,467)	(5.5)	100,663	14.1	(118,130)	-117.4%	(117.4)%
(Benefit) provision for income taxes	(2,905)	(0.9)	25,712	3.6	(28,617)	-111.3%	(111.3)%
Net (loss) income	$(14,562)	(4.6)%	$74,951	10.5%	$(89,513)	-119.4%	(119.4)%
Adjusted EBITDA (2)	$(8,479)	(2.7)%	$114,761	16.0%	$(123,240)	-107.4%	(107.4)%
(1)Percentage not meaningful.
(2)Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, see “Non-GAAP Financial Measure.”
Revenue
Our total revenue was $317.7 million for the six months ended June 30, 2023 compared to $715.4 million for the same period in 2022, a decrease of $397.8 million, or 55.6%. Total revenue decreased as a result of decreases in real estate brokerage commissions, financing fees and other revenue, as described below. See "Factors Affecting Our Business" section for additional market information.

Real estate brokerage commissions. Revenue from real estate brokerage commissions decreased to $275.4 million for the six months ended June 30, 2023 from $641.6 million for the same period in 2022, a decrease of $366.2 million, or 57.1%. The number of transactions decreased by 44.0% and the average commission per transaction decreased 23.4%, which drove a decrease of revenue of 49.7% in the Private Client Market and a decrease of 69.4% in the combined Middle Market and Larger Transaction Market. The average commission rate increased by 15 basis points in the second quarter of 2023 compared to the same quarter in 2022, as a result of a shift in the proportion of transactions to the Private Client Market from the Middle Market and Larger Transaction Market as Private Client Market transactions typically earn higher commission rates.
Financing fees. Revenue from financing fees decreased to $33.8 million for the six months ended June 30, 2023 from $63.3 million for the same period in 2022, a decrease of $29.5 million, or 46.6%, resulting primarily from a 53.7% decrease in the number of financing transactions, partially offset by an 11.7% increase in the average fee per transaction. The average fee rate increased by seven basis points due to an increase in the number of smaller size financing transactions, which typically earn higher commission rates.

Other revenue. Other revenue decreased to $8.5 million for the six months ended June 30, 2023 from $10.6 million for the same period in 2022, a decrease of $2.0 million, or 19.4%. The decrease was primarily driven by decreases in consulting and advisory services during the six months ended June 30, 2023, compared to the same period in 2022.
Total Operating Expenses
Our total operating expenses were $344.4 million for the six months ended June 30, 2023 compared to $614.4 million for the same period in 2022, a decrease of $270.0 million, or 43.9%. Cost of services decreased by $256.2 million and selling, general, and administrative expenses decreased by $13.2 million, as described below. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities.
Cost of services. Cost of services decreased to $196.6 million for the six months ended June 30, 2023 from $452.8 million for the same period in 2022, a decrease of $256.2 million, or 56.6%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenue noted above. Cost of services as a percentage of total revenue decreased by 140 basis points to 61.9% compared to the same period in 2022.
Selling, general, and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2023 decreased to $141.1 million, from $154.4 million compared to the same period in the prior year, a decrease of $13.2 million or 8.6%. The change was primarily due to a reduction in compensation-related costs, specifically performance-based bonuses for the first half of 2023, partially offset by an increase in business development, marketing, other support and expensing of capital related to the long-term retention of our sales and financing professionals.
Depreciation and amortization expense. Depreciation and amortization expense decreased by an immaterial amount for the six months ended June 30, 2023 compared to the same period in the prior year.
Other Income (Expense), Net
Other income (expense), net increased to $9.7 million for the six months ended June 30, 2023 from $0.0 million for the same period in 2022. The increase of $9.7 million was primarily driven by an increase of $6.7 million in income from investments and a favorable change of $2.7 million in the value of our deferred compensation plan assets that are held in a rabbi trust.
Interest Expense
Interest expense increased by an immaterial amount for the three months ended June 30, 2023 compared to the same period in 2022, and primarily relates to interest expense on the Company’s SARs liability.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $2.9 million for the six months ended June 30, 2023, compared to a provision for income taxes of $25.7 million for the same period in 2022. The effective income tax rate for the six months ended June 30, 2023 was 16.6% compared to 25.5% for the same period in 2022. The effective income tax rate decreased primarily due to relationship of permanent nondeductible items to projected pre-tax income for the full year.
Non-GAAP Financial Measure
In this quarterly report on Form 10-Q, we include a non-GAAP financial measure, adjusted earnings before interest income/expense, taxes, depreciation and amortization, stock-based compensation and other non-cash items, or Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income before (i) interest income and other, including net realized gains (losses) on marketable debt securities, available-for-sale and cash, cash equivalents, and restricted cash, (ii) interest expense, (iii) provision (benefit) for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(8,729)	$42,168	$(14,562)	$74,951
Adjustments:
Interest income and other (1)	(4,090)	(979)	(8,480)	(1,594)
Interest expense	216	158	431	318
Provision (benefit) for income taxes	2,728	13,955	(2,905)	25,712
Depreciation and amortization	3,468	3,332	6,675	7,243
Stock-based compensation	5,351	4,275	10,362	8,131
Adjusted EBITDA	$(1,056)	$62,909	$(8,479)	$114,761
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
Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $64.7 million to $171.2 million at June 30, 2023, compared to $235.9 million at December 31, 2022. The following table sets forth our summary cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash flows used in operating activities	$(94,775)	$(51,840)
Net cash flows provided by (used in) investing activities	82,373	(56,575)
Net cash flows used in financing activities	(52,372)	(61,899)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	121	(175)
Net decrease in cash, cash equivalents, and restricted cash	(64,653)	(170,489)
Cash, cash equivalents, and restricted cash at beginning of period	235,873	382,140
Cash, cash equivalents, and restricted cash at end of period	$171,220	$211,651
Operating Activities
Cash flows used in operating activities were $94.8 million for the six months ended June 30, 2023 compared to $51.8 million for the same period in 2022. The $42.9 million increase in cash flows used in operating activities for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to decreased operating income as discussed above. The cash flows from operating activities are also affected by the timing of certain cash receipts and payments.
Investing Activities
Cash flows provided by investing activities were $82.4 million for the six months ended June 30, 2023 compared to cash flows used in investing activities of $56.6 million for the same period in 2022. The $138.9 million increase in cash provided by investing activities for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to a net increase of $127.0 million in net proceeds from sales and maturities of securities in 2023 compared to the same period in 2022, as well as the 2022 acquisition of a business for $12.5 million, with no corresponding outflow in the current period.
Financing Activities
Cash flows used in financing activities were $52.4 million for the six months ended June 30, 2023 compared to $61.9 million for the same period in 2022. The decrease of $9.5 million in cash flows used in financing activities for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to a decrease of $4.1 million in taxes paid related to net share settlement of stock-based awards, along with a decrease of $39.8 million in dividends paid, partially offset by $34.9 million in stock repurchases in 2023, which did not occur in the 2022 period.
Liquidity
We believe that our existing balances of cash, cash equivalents, and restricted cash, cash flows expected to be generated from our operations, and proceeds from the sale of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of June 30, 2023, cash, cash equivalents, and restricted cash and marketable debt securities, available-for-sale, aggregated $406.8 million, and we had $59.5 million of borrowing capacity under our Credit Agreement (defined below).
Credit Agreement
We have a Credit Agreement with Wells Fargo Bank, National Association for a $60.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2025 (the “Credit Agreement”). The Company is monitoring covenant compliance on a regular basis to ensure continued compliance with the Credit Agreement. Our ability to borrow under our Credit Agreement is limited by our ability to comply with its covenants or obtain necessary waivers. See Note 12 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of June 30, 2023, the Company has agreed to a maximum aggregate guarantee obligation of $114.7 million relating to loans with an unpaid balance of $688.1 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The Company records a loan-loss obligation and is required to provide cash collateral to MTRCC for this obligation.
Material Cash Requirements
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 through the date the condensed consolidated financial statements were issued, other than for the semi-annual regular dividend of $0.25 per share on outstanding common stock declared by our Board of Directors on August 1, 2023, payable on October 6, 2023.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of rising interest rates on the broader economy.
The annual inflation rate in the U.S. increased to 9.1% in June 2022, the highest annual inflation rate since November 1981, but has since decreased to 3.0% in June 2023. In response to elevated inflation levels, the Federal Reserve has increased the federal funds rate by 525 basis points through July 26, 2023. In the wake of several bank failures and continued concerns in the banking system, the Federal Reserve has sustained their tapered rate increases, fueling speculation that they may soon pause their upward pressure on the overnight rate. As a byproduct of the rapid increases in interest rates since March 2022, lenders have tightened their underwriting standards and raised rates substantively, adversely impacting commercial real estate transactions. Although inflation is still elevated and well above the Federal Reserve’s target rate, it appears to be on a downward trend. Services and wage inflation, however have yet to deliver a measurable downturn. Both of these types of inflation affect commercial real estate operators, increasing their operating costs. Sustained elevated interest rates and inflation would be expected to have a negative impact on client demand for commercial real estate.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of June 30, 2023, the fair value of investments in marketable debt securities, available-for-sale was $235.6 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash, cash equivalents, and restricted cash) was AA as of June 30, 2023. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of June 30, 2023 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease …..................	$4,424
1% Decrease …..................	$2,212
1% Increase …..................	$(2,211)
2% Increase …..................	$(4,422)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a number of our employees and independent contractors are still working remotely. The design of our processes and controls allow for remote execution with accessibility to secure data. Given the current environment, we are continually monitoring and assessing the design and operating effectiveness on our internal controls.

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
Share repurchase activity during the three months ended June 30, 2023 was as follows:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2023 - April 30, 2023	401,462	$31.56	401,462	$9,944,539
May 1, 2023 - May 31, 2023	115,076	$28.15	115,076	$76,704,946
June 1, 2023 - June 30, 2023	22,100	$31.02	22,100	$76,019,514
Total	538,638		538,638	$76,019,514
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
(2)On May 2, 2023, the Company's Board of Directors approved an additional $70 million to repurchase common stock under its stock repurchase program, resulting in approximately $76 million available to repurchase shares under its program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our officers and directors for the three months ended June 30, 2023, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), was as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Gregory A. LaBerge	Senior Vice President, Chief Administrative Officer	Adoption	May 22, 2023	Earlier of May 19, 2024 or when all shares are sold under the plan.	8,201
None of our officers or directors adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	August 4, 2023	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2023	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)