Form 10-Q
period 2023-09-30
Marcus & Millichap, Inc.
filed 2023-11-03
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of October 31, 2023 was 38,384,569 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$224,174	$235,873
Commissions receivable	14,751	8,453
Prepaid expenses	6,457	9,411
Income tax receivable	9,404	8,682
Marketable debt securities, available-for-sale (amortized cost of $116,989 and $254,682 at September 30, 2023 and December 31, 2022, respectively, and $0 allowance for credit losses)	116,713	253,434
Advances and loans, net	3,567	4,005
Other assets, current	14,796	7,282
Total current assets	389,862	527,140
Property and equipment, net	28,088	27,644
Operating lease right-of-use assets, net	96,878	87,945
Marketable debt securities, available-for-sale (amortized cost of $74,776 and $72,819 at September 30, 2023 and December 31, 2022, respectively, and $0 allowance for credit losses)	70,510	68,595
Assets held in rabbi trust	10,065	9,553
Deferred tax assets, net	46,009	41,321
Goodwill and other intangible assets, net	52,087	55,696
Advances and loans, net	178,952	169,955
Other assets, non-current	9,662	15,859
Total assets	$882,113	$1,003,708
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,151	$11,450
Deferred compensation and commissions	46,143	75,321
Operating lease liabilities	18,272	16,984
Accrued bonuses and other employee related expenses	15,342	38,327
Other liabilities, current	14,450	9,933
Total current liabilities	103,358	152,015
Deferred compensation and commissions	45,151	64,461
Operating lease liabilities	73,924	65,109
Other liabilities, non-current	10,327	8,614
Total liabilities	232,760	290,199
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,546,059 and 39,255,838 at September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	145,220	131,541
Retained earnings	507,045	585,581
Accumulated other comprehensive loss	(2,916)	(3,617)
Total stockholders’ equity	649,353	713,509
Total liabilities and stockholders’ equity	$882,113	$1,003,708
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Real estate brokerage commissions	$139,817	$292,889	$415,193	$934,483
Financing fees	17,257	28,099	51,021	91,363
Other revenue	4,952	2,852	13,470	13,415
Total revenue	162,026	323,840	479,684	1,039,261
Operating expenses:
Cost of services	104,628	217,360	301,218	670,170
Selling, general and administrative	69,192	73,004	210,321	227,380
Depreciation and amortization	3,637	2,924	10,312	10,167
Total operating expenses	177,457	293,288	521,851	907,717
Operating (loss) income	(15,431)	30,552	(42,167)	131,544
Other income, net	4,422	978	14,122	967
Interest expense	(241)	(229)	(672)	(547)
(Loss) income before (benefit) provision for income taxes	(11,250)	31,301	(28,717)	131,964
(Benefit) provision for income taxes	(2,010)	9,939	(4,915)	35,651
Net (loss) income	$(9,240)	$21,362	$(23,802)	$96,313

(Loss) earnings per share:
Basic	$(0.24)	$0.53	$(0.61)	$2.40
Diluted	$(0.24)	$0.53	$(0.61)	$2.39
Weighted average common shares outstanding:
Basic	38,492	40,086	38,740	40,038
Diluted	38,492	40,302	38,740	40,358
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net (loss) income	$(9,240)	$21,362	$(23,802)	$96,313
Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	89	(1,541)	690	(5,456)
Reclassification adjustment for net gains and losses included in other income, net	—	7	16	(70)
Net change, net of tax of $30 and $228 for the three and nine months ended September 30, 2023, and $(522) and $(1,888) for the three and nine months ended September 30, 2022, respectively	89	(1,534)	706	(5,526)
Foreign currency translation (loss) gain, net of tax of $0 for each of the three and nine months ended September 30, 2023 and 2022, respectively	(405)	569	(5)	689
Total other comprehensive (loss) income	(316)	(965)	701	(4,837)
Comprehensive (loss) income	$(9,556)	$20,397	$(23,101)	$91,476
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	—	$—	38,460,595	$4	$140,142	$526,373	$(2,600)	$663,919
Net and comprehensive loss	—	—	—	—	—	(9,240)	(316)	(9,556)
Dividends	—	—	—	—	—	(10,088)	—	(10,088)
Stock-based award activity
Stock-based compensation	—	—	—	—	5,446	—	—	5,446
Issuance of common stock for vesting of restricted stock units	—	—	95,672	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(10,208)	—	(368)	—	—	(368)
Balance as of September 30, 2023	—	$—	38,546,059	$4	$145,220	$507,045	$(2,916)	$649,353

	Three Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	$—	39,964,292	$4	$123,767	$596,361	$(2,962)	$717,170
Net and comprehensive income (loss)	—	—	—	—	—	21,362	(965)	20,397
Dividend	—	—	—	—	—	(10,436)	—	(10,436)
Stock-based award activity
Stock-based compensation	—	—	—	—	4,544	—	—	4,544
Issuance of common stock for vesting of restricted stock units	—	—	63,397	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(3,471)	—	(137)	—	—	(137)
Repurchases of common stock	—	—	(226,795)	—	—	(7,577)	—	(7,577)
Balance as of September 30, 2022	—	$—	39,797,423	$4	$128,174	$599,710	$(3,927)	$723,961
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Nine Months Ended September 30, 2023
	Preferred Stock				Common Stock				Additional Paid-in Capital		Retained Earnings		Accumulated Other Comprehensive (Loss) Income		Total
	Shares		Amount		Shares		Amount
Balance at December 31, 2022	—		$—		39,255,838		$4		$131,541		$585,581		$(3,617)		$713,509
Net and comprehensive (loss) income	—		—		—		—		—		(23,802)		701		(23,101)
Dividends	—		—		—				—		(20,372)		—		(20,372)
Stock-based award activity
Stock-based compensation	—		—		—		—		15,808		—		—		15,808
Shares issued pursuant to employee stock purchase plan	—		—		15,297		—		392		—		—		392
Issuance of common stock for vesting of restricted stock units	—		—		433,468		—		—		—		—		—
Issuance of common stock for unvested restricted stock awards	—		—		17,339		—		—		—		—		—
Shares withheld related to net share settlement of stock-based awards	—		—		(135,527)		—		(4,354)		—		—		(4,354)
Issuance of common stock for stock settled deferred consideration	—		—		58,205		—		1,833		—		—		1,833
Repurchases of common stock	—		—		(1,098,561)		—		—		(34,362)		—		(34,362)
Balance as of September 30, 2023	—	$0	$—	0	38,546,059	0	$4	$—	$145,220	$—	$507,045	$—	$(2,916)	$—	$649,353

	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	39,692,373	$4	$121,844	$573,546	$910	$696,304
Net and comprehensive income (loss)	—	—	—	—	—	96,313	(4,837)	91,476
Dividends	—	—	—	—	—	(62,572)	—	(62,572)
Stock-based award activity
Stock-based compensation	—	—	—	—	12,675	—	—	12,675
Shares issued pursuant to employee stock purchase plan	—	—	11,089	—	414	—	—	414
Issuance of common stock for settlement of deferred stock units	—	—	166,449	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	275,631	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	11,494	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(161,491)	—	(8,176)	—	—	(8,176)
Issuance of common stock for stock settled deferred consideration	—	—	28,673	—	1,417	—	—	1,417
Repurchases of common stock	—	—	(226,795)	—	—	(7,577)	—	(7,577)
Balance as of September 30, 2022	—	$—	39,797,423	$4	$128,174	$599,710	$(3,927)	$723,961
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net (loss) income	$(23,802)	$96,313
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	10,312	10,167
Non-cash lease expense	18,824	17,840
Credit loss expense (recovery)	660	—
Stock-based compensation	15,808	12,675
Deferred taxes, net	(4,915)	(2,256)
Unrealized foreign exchange losses (gains)	13	1,600
Net realized losses (gains) on marketable debt securities, available-for-sale	23	(87)
Other non-cash items	(546)	(1,459)
Changes in operating assets and liabilities:
Commissions receivable	(6,335)	4,891
Prepaid expenses	2,955	4,544
Advances and loans	(9,339)	(49,171)
Other assets	(5,371)	(4,472)
Accounts payable and accrued expenses	(1,872)	(4,942)
Income tax receivable and payable	(722)	(21,106)
Accrued bonuses and other employee related expenses	(22,970)	(15,239)
Deferred compensation and commissions	(47,135)	(45,481)
Operating lease liabilities	(13,445)	(14,598)
Other liabilities	743	(994)
Net cash used in operating activities	(87,114)	(11,775)
Cash flows from investing activities
Acquisition of businesses, net of cash received	—	(12,500)
Purchases of marketable debt securities, available-for-sale	(175,985)	(276,708)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	312,493	266,481
Issuances of employee notes receivable	(120)	(71)
Payments received on employee notes receivable	34	71
Purchase of property and equipment	(7,689)	(8,564)
Net cash provided by (used in) investing activities	128,733	(31,291)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(4,354)	(8,176)
Proceeds from issuance of shares pursuant to employee stock purchase plan	392	414
Dividends paid	(10,439)	(50,161)
Principal payments on stock appreciation rights liability	(1,945)	(1,761)
Principal payments on deferred and contingent consideration	(2,044)	(2,431)
Cash paid for stock repurchases	(34,928)	(5,659)
Net cash used in financing activities	(53,318)	(67,774)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	(436)
Net decrease in cash, cash equivalents, and restricted cash	(11,699)	(111,276)
Cash, cash equivalents, and restricted cash at beginning of period	235,873	382,140
Cash, cash equivalents, and restricted cash at end of period	$224,174	$270,864
Supplemental cash flow disclosures:
Interest paid during the period	$423	$599
Income taxes paid, net	$722	$58,572
Supplemental disclosures of non-cash investing and financing activities:
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$16	$—
Unpaid purchases of property and equipment	$259	$892
Right-of-use assets obtained in exchange for operating lease liabilities	$27,669	$20,799
Issuance of stock for the settlement of deferred consideration	$1,833	$1,417
Dividend payable	$10,555	$12,412
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. As of September 30, 2023, MMI operates over 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed on February 28, 2023 with the SEC. The results of the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, for other interim periods or for future years.
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
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and nine months ended September 30, 2023 and 2022, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three and nine months ended September 30, 2023, the Company’s Canadian operations represented 5.4% and 4.0% of total revenue, respectively. During the three and nine months ended September 30, 2022, the Company’s Canadian operations represented 1.5% and 2.0% of total revenue, respectively.
During the three and nine months ended September 30, 2023 and 2022, no office represented 10% or more of total revenue.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
2.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Computer software and hardware equipment	$48,913	$42,617
Furniture, fixtures and equipment	27,014	26,453
Less: accumulated depreciation and amortization	(47,839)	(41,426)
	$28,088	$27,644
Depreciation expense for property and equipment was $2.4 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, and $6.7 million and $5.4 million for the nine months ended September 30, 2023 and 2022 , respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive (loss) income and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$52,455	$—	$—	$(201)	$52,254
Corporate debt	64,534	—	—	(75)	64,459
	$116,989	$—	$—	$(276)	$116,713
Long-term investments:
U.S. treasuries	$18,152	$—	$—	$(651)	$17,501
U.S. government sponsored entities	562	—	—	(88)	474
Corporate debt	44,018	—	—	(2,911)	41,107
Asset-backed securities (“ABS”) and other	12,044	—	—	(616)	11,428
	$74,776	$—	$—	$(4,266)	$70,510

	December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$135,688	$—	$14	$(1,153)	$134,549
Corporate debt	118,135	—	1	(95)	118,041
ABS and other	859	—	—	(15)	$844
	$254,682	$—	$15	$(1,263)	$253,434
Long-term investments:
U.S. treasuries	$21,434	$—	$—	$(719)	$20,715
U.S. government sponsored entities	602	—	—	(66)	536
Corporate debt	44,214	—	21	(2,877)	41,358
ABS and other	6,569	—	—	(583)	5,986
	$72,819	$—	$21	$(4,245)	$68,595

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	September 30, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$25,803	$(23)	$43,677	$(829)	$69,480	$(852)
U.S. government sponsored entities	—	—	472	(88)	472	(88)
Corporate debt	71,514	(255)	33,638	(2,731)	105,152	(2,986)
ABS and other	5,265	(97)	6,130	(519)	11,395	(616)
	$102,582	$(375)	$83,917	$(4,167)	$186,499	$(4,542)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$73,055	$(1,232)	$66,144	$(640)	$139,199	$(1,872)
U.S. government sponsored entities	447	(46)	87	(20)	534	(66)
Corporate debt	130,816	(1,909)	10,681	(1,063)	141,497	(2,972)
ABS and other	4,710	(314)	2,091	(284)	6,801	(598)
	$209,028	$(3,501)	$79,003	$(2,007)	$288,031	$(5,508)

(1)	The fair value excludes accrued interest receivable.
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross realized gains (1)	$—	$—	$—	$114
Gross realized losses (1)	$—	$(10)	$(23)	$(27)

(1)	Recorded in other income, net in the condensed consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of September 30, 2023, the portfolio had a weighted average credit rating of AA- and a weighted term to contractual maturity of 1.9 years, with 220 securities in the portfolio representing an unrealized aggregate loss of $4.5 million, or 2% of amortized cost, and a weighted average credit rating of AA-.
As of September 30, 2023, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$116,989	$116,713	$254,683	$253,434
Due after one year through five years	55,024	52,633	56,507	54,169
Due after five years through ten years	12,293	10,987	13,435	11,850
Due after ten years	7,459	6,890	2,876	2,576
	$191,765	$187,223	$327,501	$322,029
Weighted average contractual maturity		1.9 years		1.1 years
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,909	$—	$37,909	$37,914	$—	$37,914
Intangible assets (1)	30,884	(16,706)	14,178	32,287	(14,505)	17,782
	$68,793	$(16,706)	$52,087	$70,201	$(14,505)	$55,696

(1)
Total weighted average amortization period was 4.0 years and 4.5 years as of September 30, 2023 and December 31, 2022, respectively. Intangible assets principally include non-competes and customer relationships.

The Company recorded amortization expense for intangible assets of $1.3 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $3.6 million and $3.5 million for the nine months ended September 30, 2023 and 2022.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months Ended September 30, 2023
Beginning balance	$37,914
Additions from acquisitions	—
Impact of foreign currency translation	(5)
Ending balance	$37,909
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

September 30, 2023
Remainder of 2023	$1,063
2024	4,022
2025	3,871
2026	2,156
2027	1,855
Thereafter	1,211
$14,178
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
As of September 30, 2023, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of September 30, 2023, there was no impairment of its intangible assets or goodwill.
5.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans as of September 30, 2023 and December 31, 2022 was $762,000 and $791,000, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Security deposits	$—	$—	$1,478	$1,625
Employee notes receivable	42	6	32	—
Securities, held-to-maturity(1)	9,500	—	—	9,500
Loan performance fee receivable	1,685	766	7,675	4,261
Other(2)	3,569	6,510	477	473
	$14,796	$7,282	$9,662	$15,859
(1)Securities, held-to-maturity, are expected to mature on September 1, 2024 and accrue interest based on the 1-year treasury rate.
(2)Other primarily includes customer trust accounts and prepaid lease costs.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Stock appreciation rights (“SARs”) liability (1)	$2,480	$2,323	$11,228	$13,137
Commissions payable to investment sales and financing professionals	43,028	72,247	26,575	45,156
Deferred compensation liability (1)	431	493	7,348	6,168
Other	204	258	—	—
	$46,143	$75,321	$45,151	$64,461

(1)	The SARs and deferred compensation liabilities become subject to payout at the time the participant is no longer considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to participants within the next twelve months have been classified as current.
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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2023 and 2022 were 5.79% and 3.63%, respectively. MMI recorded interest expense related to this liability of $190,000 and $135,000 for the three months ended September 30, 2023 and 2022, respectively, and $570,000 and $406,000 for the nine months ended September 30, 2023 and 2022, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the nine months ended September 30, 2023 and 2022, the Company made total payments of $2.3 million and $2.2 million, respectively, consisting of principal and accumulated interest.

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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the nine months ended September 30, 2023 and 2022, the Company made total payments to participants of $240,000 and $807,000 respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Decrease) increase in the carrying value of the assets held in the rabbi trust (1)	$(237)	$(347)	$693	$(2,131)
Decrease (increase) in the net carrying value of the deferred compensation obligation (2)	$262	$317	$(623)	$2,108
(1)Recorded in other income, net in the condensed consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Deferred consideration	$837	$3,633	$725	$1,486
Contingent consideration	1,649	1,726	4,156	5,341
Dividends payable	10,438	612	1,709	1,603
Stock repurchase payable	—	565	—	—
Loan guarantee obligation	725	2,040	3,050	—
Other	801	1,357	687	184
	$14,450	$9,933	$10,327	$8,614
6.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. Under the TSA, the Company earned net charge-backs during the three months ended September 30, 2023 and 2022 of $24,000 and $17,000, respectively, and during the nine months ended September 30, 2023 and 2022 of $68,000 and $35,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended September 30, 2023 and 2022, the Company earned real estate brokerage commissions and financing fees of $0 and $650,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $0 and $388,000, respectively, related to this revenue. For the nine months ended September 30, 2023 and 2022, the Company earned real estate brokerage commissions and financing fees of $441,000 and $3,200,000, respectively, from transactions with subsidiaries of MMC related to these services. For the nine months ended September 30, 2023 and 2022, the Company incurred cost of services of $264,000 and $1,900,000, respectively, related to this revenue.
Operating Lease with MMC
The Company extended its operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $291,000 and $296,000 for the three months ended September 30, 2023 and 2022, respectively, and $883,000 and $967,000 for the nine months ended September 30, 2023 and 2022, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The related operating lease right-of-use asset, net and operating lease liability as of September 30, 2023 was $7,934,000 and $8,425,000, respectively and as of December 31, 2022 was $9,041,000 and $9,262,000, respectively.
Amounts due to (from) MMC
As of September 30, 2023 and December 31, 2022, the Company recorded a receivable of $5,000 and a payable of $79,000 with MMC, respectively. These amounts are included in other assets, current and accounts payable and accrued expenses, respectively, in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other
The Company makes advances to non-executive employees from time-to-time. At September 30, 2023 and December 31, 2022, the aggregate principal amount for employee notes receivable was $74,000 and $6,000, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets. See Note 5 - "Selected Balance Sheet Data".
As of September 30, 2023, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 39% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
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
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	September 30, 2023				December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$10,065	$—	$10,065	$—	$9,553	$—	$9,553	$—
Cash equivalents (1):
Commercial paper	$20,022	$—	$20,022	$—	$41,324	$—	$41,324	$—
Money market funds	122,510	122,510	—	—	139,025	139,025	—	—
	$142,532	$122,510	$20,022	$—	$180,349	$139,025	$41,324	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$52,254	$52,254	$—	$—	$134,549	$134,549	$—	$—
Corporate debt	64,459	—	64,459	—	118,041	—	118,041	—
ABS and other	—	—	—	—	844	—	844	—
	$116,713	$52,254	$64,459	$—	$253,434	$134,549	$118,885	$—

Long-term investments:
U.S. treasuries	$17,501	$17,501	$—	$—	$20,715	$20,715	$—	$—
U.S. government sponsored entities	474	—	474	—	536	—	536	—
Corporate debt	41,107	—	41,107	—	41,358	—	41,358	—
ABS and other	11,428	—	11,428	—	5,986	—	5,986	—
	$70,510	$17,501	$53,009	$—	$68,595	$20,715	$47,880	$—

Liabilities:
Contingent consideration	$5,805	$—	$—	$5,805	$7,067	$—	$—	$7,067
Deferred consideration	$1,562	$—	$1,562	$—	$5,119	$—	$5,119	$—
Deferred compensation liability	$7,779	$7,779	$—	$—	$6,661	$6,661	$—	$—

(1)	Included in cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the nine months ended September 30, 2023 and 2022.
During the nine months ended September 30, 2023, the Company considered current and future interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of September 30, 2023 and December 31, 2022, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $16.8 million and $21.3 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to four-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$7,067	$9,312
Change in fair value of contingent consideration(1)	(202)	(248)
Payments of contingent consideration	(1,060)	(1,040)
Ending balance	$5,805	$8,024

(1)	Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at September 30, 2023	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$5,805	Discounted cash flow	Expected life of cash flows	1-4.09 years	(1.67 years)
			Discount rate	6.6%-7.3%	(7.2%)
			Probability of achievement	10.8%-100.0%	(96.2%)

	Fair Value at December 31, 2022	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$7,067	Discounted cash flow	Expected life of cash flows	0.4-4.8 years	(2.7 years)
			Discount rate	6.0%-7.0%	(6.5)%
			Probability of achievement	0.0%-100.0%	(95.4)%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
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
8.    Stockholders’ Equity
Common Stock
As of September 30, 2023 and December 31, 2022, there were 38,546,059 and 39,255,838 shares of common stock, $0.0001 par value, issued and outstanding, which included unvested restricted stock awards (“RSAs”) issued to non-employee directors, respectively. See Note 11 – “(Loss) Earnings per Share” for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On February 9, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of April 6, 2023, to stockholders of record at the close of business on March 14, 2023.
On August 1, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of October 6, 2023, to stockholders of record at the close of business on September 15, 2023.
As of September 30, 2023, the dividend payable was $12.1 million, of which $9.6 million was paid on October 6, 2023, and $2.5 million of dividend equivalents related to unvested stock awards remains to be paid upon vesting of stock awards. The $12.1 million payable is recorded in other liabilities in the condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
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
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program of up to $70 million. On May 2, 2023, the Company's Board of Directors approved an additional $70 million to repurchase common stock under its stock repurchase program. During the three months ended September 30, 2023, the Company did not purchase any shares of common stock under the repurchase program. During the nine months ended September 30, 2023, the Company repurchased and retired 1,098,561 shares of common stock for $34.4 million, at an average cost of $31.28 per share. As of September 30, 2023, $76.0 million remained authorized for repurchases under the stock repurchase program.
9.    Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s Board of Directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) on October 7, 2013. In February 2017, the Board of Directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. Grants are made from time to time by the compensation committee of the Company’s Board of Directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a director compensation policy. The compensation committee of the Company’s Board of Directors has the option to grant dividend equivalents to unvested grants. Any dividend equivalents granted to unvested awards are paid to the participant at the time the related grants vest. As of September 30, 2023, there were 3,368,324 shares available for future grants under the 2013 Plan.
On August 1, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of October 6, 2023, to stockholders of record at the close of business on September 15, 2023. The Compensation Committee granted dividend equivalents to all unvested grants as of the record date.
As of September 30, 2023, $2.5 million of dividend equivalents remains to be paid upon vesting of stock awards, of which $1.7 million is classified as non-current. See Note 5 - "Selected Balance Sheet Data" for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On October 6, 2023, the Board of Directors amended the 2013 Plan, subject to and contingent upon the approval of stockholders of the Company at the 2024 Annual Meeting of Stockholders, to eliminate the term of the 2013 Plan such that the 2013 Plan shall continue in effect until it is terminated by the Compensation Committee.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year period from the date of grant, subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the compensation committee of the Company’s Board of Directors. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are canceled upon termination as a service provider. As of September 30, 2023, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the nine months ended September 30, 2023, 444,962 shares of RSUs and RSAs vested, with 135,527 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2022⁽¹⁾	1,741,461	$42.14
Granted	600,138	34.30
Vested	(444,962)	41.04
Forfeited/canceled	(10,455)	40.86
Nonvested shares at September 30, 2023⁽¹⁾	1,886,182	$39.92

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
As of September 30, 2023, the Company had unrecognized stock-based compensation relating to RSUs and RSAs of approximately $64.5 million, which is expected to be recognized over a weighted-average period of 3.52 years.
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
The ESPP initially had 366,667 shares of common stock reserved, and 121,615 shares of common stock remain available for issuance as of September 30, 2023. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the lesser of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the compensation committee of the Board of Directors. Pursuant to the provisions of the ESPP, the Board of Directors has determined to not provide for any annual increases to date. As of September 30, 2023, total unrecognized compensation cost related to the ESPP was $21,000 and is expected to be recognized over a weighted average period of 0.12 years.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On October 6, 2023, the Board of Directors amended the ESPP to (i) eliminate the evergreen provision set forth in the ESPP such that the maximum number of shares of common stock of the Company made available for sale under the ESPP shall not automatically increase on the first day of each fiscal year of the Company and (ii) subject to and contingent upon the approval of the stockholders of the Company at the 2024 Annual Meeting of Stockholders, eliminate the term of the ESPP such that the ESPP shall continue in effect until the ESPP is terminated by the Board of Directors or the Compensation Committee.
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
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of operations and consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ESPP	$43	$66	$126	$151
RSUs and RSAs	5,403	4,478	15,682	12,524
	$5,446	$4,544	$15,808	$12,675
10.    Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 17.8% and 17.1%, respectively, compared to 31.7% and 27.0% for the three and nine months ended September 30, 2022, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax (benefit) expense at the federal statutory rate	$(2,363)	21.0%	$6,573	21.0%	$(6,031)	21.0%	$27,712	21.0%
State income tax (benefit) expense, net of federal benefit	(358)	3.2%	1,707	5.5%	(782)	2.7%	6,129	4.6%
Shortfall (windfall) tax benefits, net related to stock-based compensation	23	(0.2)%	(54)	(0.2)%	796	(2.8)%	(2,118)	(1.6)%
Change in valuation allowance	(3)	0.0%	1,073	3.4%	241	(0.8)%	992	0.8%
Permanent and other items (1)	691	(6.2)%	640	2.0%	861	(3.0)%	2,936	2.2%
	$(2,010)	17.8%	$9,939	31.7%	$(4,915)	17.1%	$35,651	27.0%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, meals and entertainment, and other items principally related to the effect of providing taxes in the interim financial statements based on the estimated full year effective tax rate.
11.    (Loss) Earnings per Share
Basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2023 and 2022, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator (Basic and Diluted):
Net (loss) income	$(9,240)	$21,362	$(23,802)	$96,313
Change in value for stock settled consideration(3)	11	(12)	48	(50)
Adjusted net (loss) income	$(9,229)	$21,350	$(23,754)	$96,263

Denominator:
Basic
Weighted average common shares issued and outstanding	38,509	39,983	38,755	39,881
Deduct: Unvested RSAs (1)	(17)	(12)	(15)	(12)
Add: Fully vested DSUs (2)	—	115	—	169
Weighted average common shares outstanding	38,492	40,086	38,740	40,038

Basic (loss) earnings per common share	$(0.24)	$0.53	$(0.61)	$2.40
Diluted
Weighted average common shares outstanding from above	38,492	40,086	38,740	40,038
Add: Dilutive effect of RSUs, RSAs & ESPP(5)	—	131	—	235
Add: Contingently issuable shares(3)(5)	—	85	—	85
Weighted average common shares outstanding	38,492	40,302	38,740	40,358
Diluted (loss) earnings per common share	$(0.24)	$0.53	$(0.61)	$2.39
Antidilutive shares excluded from diluted earnings per common share(4)	1,069	1,046	1,754	1,041

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
(5)Shares related to the Company's RSUs, RSAs, ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for the three and nine months ended September 30, 2023 because inclusion of such shares would be antidilutive in a period of loss.
12.    Commitments and Contingencies
Credit Agreement
On June 18, 2014, the Company entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”). On May 31, 2022, the Company executed an amended and restated Credit Agreement to extend the maturity date of the Credit Agreement to August 1, 2022, and which included substantially the same terms and conditions as the original credit facility. On July 28, 2022, the Company entered into the Second Amended and Restated Credit Agreement to adjust the maturity date of the Credit Agreement to June 1, 2025, with principally the same terms and conditions as the extension signed in May 2022. On September 25, 2023, the Company executed the First Amendment to the Second Amended and Restated Credit Agreement which provides for a $10 million line of credit and a maturity date of June 1, 2024 (“Credit Facility”).
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Facility are available for general corporate purposes and working capital. The Credit Facility includes a $3.0 million sublimit for the issuance of standby letters of credit of which $1,050,000 was utilized at September 30, 2023. Borrowings under the Credit Facility will bear interest at the Daily Simple SOFR rate plus a spread of 175 basis points. In connection with the amendments to the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.5% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fees are included in interest expense in the accompanying condensed consolidated statements of operations and were $50,000 and $94,000 for the three months ended September 30, 2023 and 2022, respectively, and $101,000 and $141,000 during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial covenants, financial reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain total liquidity including cash and cash equivalents and marketable securities, held for sale of $100 million and an average daily cash balance of $35 million with the Bank, on a combined basis with all the guarantors, calculated as of the end of the month. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of September 30, 2023, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of September 30, 2023, the Company has agreed to a maximum aggregate guarantee obligation of $138.5 million relating to loans with an unpaid balance of $831.2 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
were determined to be without value at the time of settlement. As of September 30, 2023 and December 31, 2022, the Company has recorded an allowance for loss-sharing obligations of $778,000 and $275,000, respectively, and pledged $180,000 and $16,000, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of September 30, 2023 aggregated $15.2 million.
13.    Subsequent Events
On August 1, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or $10.1 million, payable to stockholders of record at the close of business on September 15, 2023, of which $9.6 million was paid on October 6, 2023.
Between September 30, 2023 and October 31, 2023, the Company repurchased an additional 161,490 shares of common stock for $4.5 million pursuant to the stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its consolidated subsidiaries.
Forward-Looking Statements
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to expectations for future interest rates, inflation, and geopolitical unrest. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national brokerage firm specializing in commercial real estate investment sales, financing, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 16 years. As of September 30, 2023, we had 1,820 investment sales and financing professionals that are primarily exclusive independent contractors operating in more than 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three and nine months ended September 30, 2023, we closed 1,846 and 5,599 investment sales, financing and other transactions with total sales volume of approximately $11.4 billion and $31.7 billion, respectively. During the year ended December 31, 2022, we closed 12,272 investment sales, financing and other transactions with total sales volume of approximately $86.3 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and fees upon the financing, of commercial properties, and by providing equity advisory services, loan sales, loan guarantees and consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended September 30, 2023, approximately 86% of our revenue was generated from real estate brokerage commissions, 11% from financing fees and 3% from other real estate related services.
We divide commercial real estate into four major markets, characterized by price:
• Properties priced less than $1 million;
• Private client market: properties priced from $1 million to up to but less than $10 million;
• Middle market: properties priced from $10 million to up to but less than $20 million; and
• Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the $1-$10 million private client market, which contributed approximately 65% and 57% of our real estate brokerage commissions during the three months ended September 30, 2023 and 2022, respectively, and approximately 67% and 57% of our real estate brokerage commissions during the nine months ended September 30, 2023 and 2022, respectively. The following tables set forth the number of transactions, sales volume and revenue by each commercial real estate market for real estate brokerage:

	Three Months Ended September 30,
	2023			2022			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	208	$122	$5,511	243	$154	$7,252	(35)	$(32)	$(1,741)
Private Client Market ($1 – <$10 million)	1,014	3,344	91,466	1,658	5,885	165,534	(644)	(2,541)	(74,068)
Middle Market ($10 – <$20 million)	75	1,002	18,647	188	2,527	46,901	(113)	(1,525)	(28,254)
Larger Transaction Market (≥$20 million)	64	2,965	24,193	157	9,360	73,202	(93)	(6,395)	(49,009)
	1,361	$7,433	$139,817	2,246	$17,926	$292,889	(885)	$(10,493)	$(153,072)

	Nine Months Ended September 30,
	2023			2022			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	600	$358	$15,214	728	$450	$19,711	(128)	$(92)	$(4,497)
Private Client Market ($1 – <$10 million)	3,054	10,169	278,207	5,285	18,929	536,433	(2,231)	(8,760)	(258,226)
Middle Market ($10 – <$20 million)	218	2,923	53,440	581	7,849	150,117	(363)	(4,926)	(96,677)
Larger Transaction Market (≥$20 million)	190	8,657	68,332	474	27,771	228,222	(284)	(19,114)	(159,890)
	4,062	$22,107	$415,193	7,068	$54,999	$934,483	(3,006)	$(32,892)	$(519,290)
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
The Economy
Our business is dependent on economic conditions within the markets in which we operate. Changes in the economy on a global, national, regional or local basis can have a positive or negative impact on our business. Economic indicators and projections related to job growth, unemployment, interest rates, retail spending and consumer confidence trends can have a positive or negative impact on our business. Overall market conditions, including global trade, interest rate changes, inflation, job creation, and global events can affect investor sentiment and, ultimately, the demand for our services from investors in real estate.
Significant uncertainty in the economic outlook caused by government, geopolitical and financial market forces may impact the likelihood of an economic "soft landing". The ousting of the Speaker of the House in October 2023 and delay in selecting a replacement has raised the risk of a government shutdown occurring in November 2023. A government shutdown may spur economic fallout and a downgrade of the U.S. credit rating. In addition, labor union strikes could become increasingly disruptive for the U.S. economy. Escalating military conflict in the Middle East has the potential to draw additional nations into a regional conflagration with serious global economic implications. These risk factors, together with rising long-term treasury and mortgage rates, could derail the soft landing scenario forecast by many economists.
Despite the risks presented by these events, several economic drivers continue to support a soft landing scenario. Job creation has been durable, with the addition of an average of 266,000 jobs per month in the third quarter of 2023. The unemployment rate has been range-bound in the mid to upper 3% band for 20 months straight, while weekly first-time unemployment claims fell below 200,000 in October 2023. In addition, the total number of job openings remains high suggesting continued employment market strength. These positive trends align with steadily falling core inflation and stable inflation-adjusted core retail sales suggesting slowing but positive economic growth through the remainder of 2023 and into 2024.
Within this context, the Federal Reserve will likely hold rates flat through the remainder of 2023 and into 2024. This should help stabilize the commercial real estate lending climate in the coming months.
If the U.S. economy avoids a recession, an increasing number of commercial real estate investors could cautiously reengage the investment market, but the sector has yet to attain the critical mass needed for a full revival of investment activity.
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
Space demand for commercial real estate remained positive in the third quarter of 2023, though office absorption was marginally above zero. The number of net new apartment leases increased for a third consecutive quarter, but the absorption of 101,000 units in the quarter fell short of apartment completions, resulting in a 10 basis points increase of vacancy rates on a national level. Nonetheless, effective rent growth remained modestly positive in the third quarter. Retail space demand was also positive in the third quarter, roughly in alignment with construction resulting in stable vacancy rates and positive rent growth. Industrial space demand, while positive, continued to taper in the third quarter, with absorption falling short of the record pace of construction. As a result, industrial vacancy rates increased 50 basis points in the third quarter.
Although office space demand still faces significant headwinds, absorption was marginally positive in the third quarter. The space gains fell short of the modest pace of office completions, resulting in a 10 basis point increase in vacancy to 17.1% on a national level, the highest quarterly office vacancy rate in 23 years. Despite the overall weakening of the sector, some office property segments continue to outperform the sector as a whole. Smaller suburban office properties constructed since 2010 have a markedly lower vacancy rate than large, older urban properties, suggesting that the weakness in the office sector is not as broad-based as previously believed. Hybrid and work-from-home business practices remain in place for most companies, but questions surrounding the long-term viability of these models remain. Some companies have reinvigorated their efforts to bring workers back to the office full time, while others appear content with more flexible practices. Thus far, no clear consensus has emerged, and long-term office space demand remains in question. The broad-based uncertainty surrounding the office investment market has been further complicated by dramatically tightened lending on office building assets, which has increasingly restrained the already limited office investor activity.
Although fundamentals for most property types remain positive, both lending and investor activity remain below the pre-pandemic norm and the expectation gap between buyers and sellers remains wide. The demand for space will continue to be influenced by consumer and business sentiment as well as the broader economic outlook.
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
The capital markets remain at the heart of the commercial real estate transaction slowdown. The combination of sharply higher interest rates with tighter lender underwriting, reduced loan-to-value standards and a broad-based reduction in the volume of available debt capital have restrained market liquidity and forced investors to recalibrate their underwriting. This exacerbated the buyer/seller expectation gap and reduced trading through the first three quarters of 2023.
Following the Federal Reserve’s 25 basis points rate increase in July 2023, Chairman Powell indicated that future rate decisions will be data-driven. The Federal Reserve held interest rates flat in the 5.25% - 5.5% range at their September meeting. Prevailing Wall Street sentiment has assigned a 75% likelihood that the overnight rate at the end of the year will remain unchanged. The 10-year treasury rate has recently surged to the upper 4% range, even surpassing 5% in intraday trading. While the increase in the federal funds rate has had an impact, the rise of the 10-year treasury is largely attributable to the combination of increased treasury issuance and reduced treasury purchases by the Federal Reserve. The jump in the 10-year treasury rate has directly impacted both residential and commercial lending rates. Although many believe the Federal Reserve will hold the overnight rate stable through the remainder of the year, rising long-term interest rates could continue to place upward pressure on commercial real estate lending rates.
While debt capital remains available for most property types, the lending climate is constrained by a variety of factors. Persistent beliefs that commercial real estate poses a risk to the broader banking system remain despite low distress levels. Only office properties, which represent approximately 3.6% of total bank lending, have demonstrated outsized risk, with most of the distress limited to older urban office buildings. To offset perceptions of real estate related risk, many banks have reduced their lending to the sector while bolstering their cash reserves. The reduced availability of lending capital from traditional sources has motivated numerous private lenders to enter the market, typically at elevated interest rates.
Investors have been forced to underwrite acquisitions with higher cap rates placing additional pressure on the buyer/seller expectation gap due to more stringent underwriting with tightened loan-to-value percentages and higher interest rates. Although property owners continue to seek updated property valuations to correspond with the market, broad-based uncertainty surrounding the economy and lending climate have impacted prospective seller activity. We believe that as economic and financial sector clarity and stability reemerges, transaction activity should revive. An estimated $237 billion or more of real estate investment capital that is currently undeployed could quickly reenter the market as clarity emerges. The timing of the reentry of this capital is difficult to predict given the range of economic, political and geopolitical forces in play at the national and global level.
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
Commercial real estate sales activity remained constrained through three quarters of 2023 as tightened lender underwriting, significantly higher interest rates, recession risk and broad-based uncertainty impacted on investor decisions. We believe a significant volume of investment capital remains undeployed waiting for economic, interest rate, financial market, geopolitical and commercial real estate pricing clarity. Price adjustments are necessary to recalibrate values to higher interest rates, but the duration of the recalibration process will depend on the combination of Federal Reserve rate policies, political stability and the market forces driving long-term interest rates. Once investors re-engage in the market, it will likely take time to navigate the price discovery process and for sales activity to revive.
Office properties, particularly those in the urban core, face the greatest uncertainty and the greatest challenges in acquiring debt financing. Apartment financing, underpinned by Fannie Mae and Freddie Mac, has generally been the most attainable, with typically lower interest rates than other property types. However, the rapid interest rate spike relative to the sector's very low cap rates and the large apartment development pipeline together with slackening rent growth has impacted on apartment sales. Defensive assets — such as single-tenant net lease properties backed by high-credit tenants — and medical office assets continue to receive buyer interest, but sales of these types of properties have also fallen as the flow of 1031 exchange capital coming from other property types has diminished. Ultimately, the market velocity will be dictated by a combination of the economic outlook, geopolitical forces, Federal Reserve action, interest rates and the narrowing of the buyer/seller expectation gap. If the Federal Reserve signals an end to their rate increases, the ten-year treasury rate stabilizes and the economy avoids a significant recession, we believe commercial real estate sales activity should begin to move toward its historical norm in 2024.
Key Financial Measures and Indicators
Revenue
Our revenue is primarily generated from our real estate investment sales business. In addition to real estate brokerage commissions, we generate revenue from financing fees and from other revenue, which are primarily comprised of consulting and advisory fees.
Because our business is transaction oriented, we rely on investment sales and financing professionals to continually develop leads, identify properties to sell and finance, market those properties and close the sale timely to generate a consistent flow of revenue. While our sales volume is impacted by seasonality factors, the timing of closings is also dependent on many market and personal factors unique to a particular client or transaction, particularly clients transacting in the $1-$10 million private client market. These factors can cause transactions to be accelerated or delayed beyond our control. Further, commission rates earned are generally inversely related to the value of the property sold. As a result of our expansion into the middle and larger transaction market segments, we have seen our overall commission rates fluctuate from period-to-period as a result of changes in the relative mix of the number and volume of investment sales transactions closed in the middle and larger transaction market segments as compared to the $1-$10 million private client market. These factors may result in period-to-period variations in our revenue that differ from historical patterns.
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
To a lesser extent, we also earn fees on loan performance, equity advisory services, loan sales, loan guarantees and ancillary services associated with financing activities. We recognize guarantee fees over the term of the guarantee and other fees when we have no further obligations, generally upon the closing of a transaction. During the nine months ended September 30, 2022, we generated mortgage servicing fees through the provision of collection, remittance, recordkeeping, reporting and other related mortgage servicing functions, activities and services. We recognized mortgage servicing revenue upon the acquisition of a servicing obligation.
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
Depreciation and Amortization Expense
Depreciation expense consists of depreciation recorded on our computer software and hardware and furniture, fixture and equipment. Depreciation is provided over estimated useful lives ranging from three to seven years for assets. Amortization expense consists of (i) amortization recorded on intangible assets amortized on a straight-line basis using a useful life between one and seven years and (ii) amortization recorded for the 2022 period on our mortgage servicing rights using the interest method over the period that servicing income is expected to be received.
Other Income, Net
Other income, net primarily consists of interest income, realized gains and losses on our marketable debt securities, available-for-sale, net gains or losses on our deferred compensation plan assets, foreign currency gains and losses and other non-operating income and expenses.
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

Results of Operations
Following is a discussion of our results of operations for the three and nine months ended September 30, 2023 and 2022. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended September 30, 2023 and 2022, we closed more than 1,800 and 3,000 investment sales, financing and other transactions, respectively, with total sales volume of approximately $11.4 billion and $22.6 billion, respectively. During the nine months ended September 30, 2023 and 2022, we closed more than 5,500 and 9,500 investment sales, financing and other transactions, respectively, with total sales volume of approximately $31.7 billion and $69.9 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Brokerage	2023	2022	2023	2022
Average Number of Investment Sales Professionals	1,733	1,792	1,757	1,823
Average Number of Transactions per Investment Sales Professional	0.79	1.25	2.31	3.88
Average Commission per Transaction	$102,731	$130,405	$102,214	$132,213
Average Commission Rate	1.88%	1.63%	1.88%	1.70%
Average Transaction Size (in thousands)	$5,462	$7,981	$5,442	$7,781
Total Number of Transactions	1,361	2,246	4,062	7,068
Total Sales Volume (in millions)	$7,433	$17,926	$22,107	$54,999

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing (1)	2023	2022	2023	2022
Average Number of Financing Professionals	96	87	95	86
Average Number of Transactions per Financing Professional	2.88	5.95	8.83	20.17
Average Fee per Transaction	$50,062	$44,751	$49,606	$44,363
Average Fee Rate	0.73%	0.70%	0.79%	0.74%
Average Transaction Size (in thousands)	$6,904	$6,350	$6,288	$6,021
Total Number of Transactions	276	518	839	1,735
Total Financing Volume (in millions)	$1,906	$3,289	$5,276	$10,447
(1)Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended September 30, 2023 and 2022
Below are key operating results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 (dollars in thousands):

	Three Months Ended September 30, 2023	Percentage of Revenue	Three Months Ended September 30, 2022	Percentage of Revenue	Change
					Dollar		Percentage
Revenue:
Real estate brokerage commissions	$139,817	86.3%	$292,889	90.4%	$(153,072)	-52.3%	(52.3)%
Financing fees	17,257	10.7	28,099	8.7	(10,842)	-38.6%	(38.6)%
Other revenue	4,952	3.0	2,852	0.9	2,100	73.6%	73.6%
Total revenue	162,026	100	323,840	100	(161,814)	-50.0%	(50.0)%
Operating expenses:
Cost of services	104,628	64.6	217,360	67.1	(112,732)	-51.9%	(51.9)%
Selling, general and administrative	69,192	42.7	73,004	22.6	(3,812)	-5.2%	(5.2)%
Depreciation and amortization	3,637	2.2	2,924	0.9	713	24.4%	24.4%
Total operating expenses	177,457	109.5	293,288	90.6	(115,831)	-39.5%	(39.5)%
Operating (loss) income	(15,431)	(9.5)	30,552	9.4	(45,983)	-150.5%	(150.5)%
Other income, net	4,422	2.7	978	0.3	3,444	352.1%	(1)
Interest expense	(241)	(0.1)	(229)	0.0	(12)	5.2%	5.2%
(Loss) income before (benefit) provision for income taxes	(11,250)	(6.9)	31,301	9.7	(42,551)	-135.9%	(135.9)%
(Benefit) provision for income taxes	(2,010)	(1.2)%	9,939	3.1	(11,949)	-120.2%	(120.2)%
Net (loss) income	$(9,240)	(5.7)%	$21,362	6.6%	$(30,602)	-143.3%	(143.3)%
Adjusted EBITDA (2)	$(6,647)	(4.1)%	$36,633	11.3%	$(43,280)	-118.1%	(118.1)%
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
Revenue
Our total revenue was $162.0 million for the three months ended September 30, 2023 compared to $323.8 million for the same period in 2022, a decrease of $161.8 million, or 50.0%. Total revenue decreased as a result of decreases in real estate brokerage commissions and financing fees, as described below. See "Factors Affecting Our Business" section for additional market information.

Real estate brokerage commissions. Revenue from real estate brokerage commissions decreased to $139.8 million for the three months ended September 30, 2023 from $292.9 million for the same period in 2022, a decrease of $153.1 million, or 52.3%. The number of transactions decreased by 39.4% and the average commission per transaction decreased 21.2%, which drove a decrease of revenue of 44.7% in the Private Client Market and a decrease of 64.3% in the combined Middle Market and Larger Transaction Market. The average commission rate increased by 25 basis points in the third quarter of 2023 compared to the same quarter in 2022 as a result of a shift in the proportion of transactions to the Private Client Market from the Middle Market and Larger Transaction Market as Private Client Market transactions typically earn higher commission rates.
Financing fees. Revenue from financing fees decreased to $17.3 million for the three months ended September 30, 2023 from $28.1 million for the same period in 2022, a decrease of $10.8 million, or 38.6%, resulting primarily from a 46.7% decrease in the number of financing transactions. This decrease was partially offset by an increase in the average transaction size of 8.7%, and an increase in the average fee per transaction of 11.9%, resulting in an increase in the average fee rate of three basis points.

Other revenue. Other revenue increased to $5.0 million for the three months ended September 30, 2023 from $2.9 million for the same period in 2022, an increase of $2.1 million, or 73.6%. The increase was primarily driven by increases in consulting and advisory services during the three months ended September 30, 2023, compared to the same period in 2022.
Total Operating Expenses
Our total operating expenses were $177.5 million for the three months ended September 30, 2023 compared to $293.3 million for the same period in 2022, a decrease of $115.8 million, or 39.5%. Cost of services decreased by $112.7 million and selling, general, and administrative expenses decreased by $3.8 million, as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services decreased to $104.6 million for the three months ended September 30, 2023 from $217.4 million for the same period in 2022, a decrease of $112.7 million, or 51.9%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenue noted above. Cost of services as a percentage of total revenue decreased by 250 basis points to 64.6% compared to the same period in 2022 primarily due to our senior investment sales and financing professionals who earn additional commissions after meeting certain annual financial thresholds, reaching their thresholds earlier in prior year than in current year.
Selling, general, and administrative expense. Selling, general and administrative expense for the third quarter of 2023 decreased to $69.2 million, from $73.0 million compared to the same period in the prior year, a decrease of $3.8 million or 5.2%. The change was primarily due to a reduction in compensation related costs, specifically performance-based bonuses for the third quarter of 2023, partially offset by an increase in business development, marketing, and other support costs related to the long-term retention of our sales and financing professionals.
Depreciation and amortization expense. Depreciation and amortization expense increased by an immaterial amount for the three months ended September 30, 2023 compared to the same period in the prior year.
Other Income, Net
Other income, net increased to $4.4 million for the three months ended September 30, 2023 from $1.0 million for the same period in 2022. The increase of $3.4 million was primarily driven by an increase of $2.0 million in income from investments and the impact of unrealized foreign currency losses in 2022.
Interest Expense
Interest expense increased by an immaterial amount for the three months ended September 30, 2023 compared to the same period in 2022, and primarily relates to interest expense on the Company’s SARs liability.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $2.0 million for the three months ended September 30, 2023, compared to a provision for income taxes of $9.9 million for the same period in 2022. The effective income tax rate for the three months ended September 30, 2023, was 17.8% compared to 31.7% for the same period in 2022. The majority of the reduction in the effective tax rate is related to permanent and other items as presented in Note 10 - "Income Taxes" in the notes to the condensed consolidated financial statements in Item 1, Part I of this quarterly report.

Comparison of Nine Months Ended September 30, 2023 and 2022
Below are key operating results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 (dollars in thousands):

	Nine Months Ended September 30, 2023	Percentage of Revenue	Nine Months Ended September 30, 2022	Percentage of Revenue	Change
					Dollar		Percentage
Revenue:
Real estate brokerage commissions	$415,193	86.6%	$934,483	89.9%	$(519,290)	-55.6%	(55.6)%
Financing fees	51,021	10.6	91,363	8.8	(40,342)	-44.2%	(44.2)%
Other revenue	13,470	2.8	13,415	1.3	55	0.4%	0.4%
Total revenue	479,684	100	1,039,261	100	(559,577)	-53.8%	(53.8)%
Operating expenses:
Cost of services	301,218	62.8	670,170	64.5	(368,952)	-55.1%	(55.1)%
Selling, general and administrative	210,321	43.9	227,380	21.9	(17,059)	-7.5%	(7.5)%
Depreciation and amortization	10,312	2.1	10,167	0.9	145	1.4%	1.4%
Total operating expenses	521,851	108.8	907,717	87.3	(385,866)	-42.5%	(42.5)%
Operating (loss) income	(42,167)	(8.8)	131,544	12.7	(173,711)	-132.1%	(132.1)%
Other income, net	14,122	2.9	967	0.1	13,155	1360.4%	(1)
Interest expense	(672)	(0.1)	(547)	(0.1)	(125)	22.9%	22.9%
(Loss) income before (benefit) provision for income taxes	(28,717)	(6.0)	131,964	12.7	(160,681)	-121.8%	(121.8)%
(Benefit) provision for income taxes	(4,915)	(1.0)	35,651	3.4	(40,566)	-113.8%	(113.8)%
Net (loss) income	$(23,802)	(5.0)%	$96,313	9.3%	$(120,115)	-124.7%	(124.7)%
Adjusted EBITDA (2)	$(15,126)	(3.2)%	$151,394	14.6%	$(166,520)	-110.0%	(110.0)%
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
Revenue
Our total revenue was $479.7 million for the nine months ended September 30, 2023 compared to $1,039.3 million for the same period in 2022, a decrease of $559.6 million, or 53.8%. Total revenue decreased as a result of decreases in real estate brokerage commissions and financing fees, as described below. See "Factors Affecting Our Business" section for additional market information.

Real estate brokerage commissions. Revenue from real estate brokerage commissions decreased to $415.2 million for the nine months ended September 30, 2023 from $934.5 million for the same period in 2022, a decrease of $519.3 million, or 55.6%. The number of transactions decreased by 42.5% and the average commission per transaction decreased 22.7%, which drove a decrease of revenue of 48.1% in the Private Client Market and a decrease of 67.8% in the combined Middle Market and Larger Transaction Market. The average commission rate increased by 18 basis points in the nine months ended September 30, 2023 compared to the same period in 2022, as a result of a shift in the proportion of transactions to the Private Client Market from the Middle Market and Larger Transaction Market as Private Client Market transactions typically earn higher commission rates.
Financing fees. Revenue from financing fees decreased to $51.0 million for the nine months ended September 30, 2023 from $91.4 million for the same period in 2022, a decrease of $40.3 million, or 44.2%, resulting primarily from a 51.6% decrease in the number of financing transactions. This decrease was partially offset by an increase in the average transaction size of 4.4%, and an increase in the average fee per transaction of 11.8%, resulting in an increase in the average fee rate of five basis points.

Other revenue. Other revenue of $13.5 million for the nine months ended September 30, 2023 was comparable to $13.4 million for the same period in 2022.
Total Operating Expenses
Our total operating expenses were $521.9 million for the nine months ended September 30, 2023 compared to $907.7 million for the same period in 2022, a decrease of $385.9 million, or 42.5%. Cost of services decreased by $369.0 million and selling, general, and administrative expenses decreased by $17.1 million, as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services decreased to $301.2 million for the nine months ended September 30, 2023 from $670.2 million for the same period in 2022, a decrease of $369.0 million, or 55.1%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenue noted above. Cost of services as a percentage of total revenue decreased by 170 basis points to 62.8% compared to the same period in 2022 primarily due to our senior investment sales and financing professionals who earn additional commissions after meeting certain annual financial thresholds, reaching their thresholds earlier in prior year than in current year.
Selling, general, and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2023 decreased to $210.3 million, from $227.4 million compared to the same period in the prior year, a decrease of $17.1 million or 7.5%. The change was primarily due to a reduction in compensation-related costs, specifically performance-based bonuses for the first three quarters of 2023, partially offset by an increase in business development, marketing, other support and expensing of capital related to the long-term retention of our sales and financing professionals.
Depreciation and amortization expense. Depreciation and amortization expense increased by an immaterial amount for the nine months ended September 30, 2023 compared to the same period in the prior year.
Other Income, Net
Other income, net increased to $14.1 million for the nine months ended September 30, 2023 from $1.0 million for the same period in 2022. The increase of $13.2 million was primarily driven by an increase of $8.8 million in income from investments, a favorable change of $2.8 million in the value of our deferred compensation plan assets that are held in a rabbi trust and the impact of unrealized foreign currency losses in 2022.
Interest Expense
Interest expense increased by an immaterial amount for the three months ended September 30, 2023 compared to the same period in 2022, and primarily relates to interest expense on the Company’s SARs liability.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $4.9 million for the nine months ended September 30, 2023, compared to a provision for income taxes of $35.7 million for the same period in 2022. The effective income tax rate for the nine months ended September 30, 2023 was 17.1% compared to 27.0% for the same period in 2022. The majority of the reduction in the effective tax rate is related to permanent and other items as presented in Note 10 - "Income Taxes" in the notes to the condensed consolidated financial statements in Item 1, Part I of this quarterly report.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(9,240)	$21,362	$(23,802)	$96,313
Adjustments:
Interest income and other (1)	(4,721)	(2,365)	(13,201)	(3,959)
Interest expense	241	229	672	547
(Benefit) provision for income taxes	(2,010)	9,939	(4,915)	35,651
Depreciation and amortization	3,637	2,924	10,312	10,167
Stock-based compensation	5,446	4,544	15,808	12,675
Adjusted EBITDA	$(6,647)	$36,633	$(15,126)	$151,394
(1)Other includes net realized gains (losses) on marketable debt securities available-for-sale.
Liquidity and Capital Resources
Our primary sources of liquidity are cash, cash equivalents, and restricted cash, cash flows from operations, marketable debt securities, available-for-sale and, if necessary, borrowings under our Credit Agreement. In order to enhance yield to us, we have invested a portion of our cash in money market funds and fixed and variable income debt securities, in accordance with our investment policy approved by the Board of Directors. Certain of our investments in money market funds may not maintain a stable net asset value and may impose a discretionary liquidity fee. To date, the Company has not experienced any restrictions or gating fees on its ability to redeem funds from money market funds. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash, cash equivalents, and restricted cash, proceeds from the sale of marketable debt securities, available-for-sale or availability under our Credit Agreement.
Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $11.7 million to $224.2 million at September 30, 2023, compared to $235.9 million at December 31, 2022. The following table sets forth our summary cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash flows used in operating activities	$(87,114)	$(11,775)
Net cash flows provided by (used in) investing activities	128,733	(31,291)
Net cash flows used in financing activities	(53,318)	(67,774)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	—	(436)
Net decrease in cash, cash equivalents, and restricted cash	(11,699)	(111,276)
Cash, cash equivalents, and restricted cash at beginning of period	235,873	382,140
Cash, cash equivalents, and restricted cash at end of period	$224,174	$270,864

Operating Activities
Cash flows used in operating activities were $87.1 million for the nine months ended September 30, 2023 compared to $11.8 million for the same period in 2022. The $75.3 million increase in cash flows used in operating activities for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to decreased operating income as discussed above. The cash flows from operating activities are also affected by the timing of certain cash receipts and payments.
Investing Activities
Cash flows provided by investing activities were $128.7 million for the nine months ended September 30, 2023 compared to cash flows used in investing activities of $31.3 million for the same period in 2022. The $160.0 million increase in cash provided by investing activities for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a net increase of $146.7 million in net proceeds from sales and maturities of securities in 2023 compared to the same period in 2022, as well as the 2022 acquisition of a business for $12.5 million, with no corresponding outflow in the current period.
Financing Activities
Cash flows used in financing activities were $53.3 million for the nine months ended September 30, 2023 compared to $67.8 million for the same period in 2022. The decrease of $14.5 million in cash flows used in financing activities for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a decrease of $3.8 million in taxes paid related to net share settlement of stock-based awards, along with a decrease of $39.7 million in dividends paid, partially offset by an increase of $29.3 million in stock repurchases.
Liquidity
We believe that our existing balances of cash, cash equivalents, and restricted cash, cash flows expected to be generated from our operations, and proceeds from the sale of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of September 30, 2023, cash, cash equivalents, and restricted cash and marketable debt securities, available-for-sale, aggregated $411.4 million.
Credit Agreement
We have a credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement") which provides for a $10.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2024. The Company is monitoring covenant compliance on a regular basis to ensure continued compliance with the Credit Agreement. Our ability to borrow under our Credit Agreement is limited by our ability to comply with its covenants or obtain necessary waivers. See Note 12 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of September 30, 2023, the Company has agreed to a maximum aggregate guarantee obligation of $138.5 million relating to loans with an unpaid balance of $831.2 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The Company records a loan-loss obligation and is required to provide cash collateral to MTRCC for this obligation.

Material Cash Requirements
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 through the date the condensed consolidated financial statements were issued, other than for the semi-annual regular dividend of $0.25 per share on outstanding common stock declared by our Board of Directors on August 1, 2023, with a payment date of October 6, 2023.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of rising interest rates on the broader economy.
The annual inflation rate in the United States increased to 9.1% in June 2022, the highest annual inflation rate since November 1981, but has since stabilized at 3.7% as of September 2023. Core inflation, which does not consider volatile food and energy prices, has demonstrated a more consistent downward trend, falling nearly every month since September 2022. In response to elevated inflation levels, the Federal Reserve increased the federal funds rate to the 5.25%-5.5% range as of their meeting on September 20, 2023. Prevailing sentiment on Wall Street currently assigns a 75% likelihood that the Federal Reserve will hold rates flat through the remainder of 2023. Although inflation is still elevated and well above the Federal Reserve’s target rate, it appears to be trending downward. Services inflation and the lagging housing inflation metric, however, have yet to deliver a measurable downturn. Sustained elevated interest rates and inflation would be expected to have a negative impact on client demand for commercial real estate.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of September 30, 2023, the fair value of investments in marketable debt securities, available-for-sale was $187.2 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management, yield management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average rating (exclusive of cash, cash equivalents, and restricted cash) was AA- as of September 30, 2023. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of September 30, 2023 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease …..................	$3,643
1% Decrease …..................	$1,821
1% Increase …..................	$(1,821)
2% Increase …..................	$(3,641)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a number of our employees and independent contractors are still working remotely. The design of our processes and controls allow for remote execution with accessibility to secure data. Given the current environment, we are continually monitoring and assessing the design and operating effectiveness on our internal controls.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
There were no share repurchases as part of the publicly announced plans or programs during the three months ended September 30, 2023, and the approximate dollar value of shares that may yet be purchased under the plans or programs is $76.0 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits

Exhibit No.	Description

10.1*	First Amendment to the Second Amended and Restated Credit Agreement dated September 25, 2023, by and between Marcus & Millichap, Inc. and Wells Fargo Bank National Association

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	November 3, 2023	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	November 3, 2023	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)