Form 10-K
period 2023-12-31
Marcus & Millichap, Inc.
filed 2024-02-27
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________
Commission File Number 001-36155
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2023 was approximately $728.0 million, based on the closing price per share of common stock on June 30, 2023 of $31.51 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and executive officers of the registrant and 10% stockholders who are affiliates are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
As of February 23, 2024, there were 38,412,484 shares of the registrant’s common stock outstanding.
                    ________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on May 2, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2023.

MARKET, INDUSTRY AND OTHER DATA
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on (i) information gathered from various sources, (ii) certain assumptions that we have made, and (iii) our knowledge of the commercial real estate market. While we believe that the market position, market opportunity and market size information that is included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is generally based on information available through the nine months ended September 30, 2023 since full year 2023 information may not yet have been published. We use market data from CoStar Group, Inc. and Real Capital Analytics that consists of list side information of sales transactions of multifamily, retail, office, and industrial buildings, with a value of $1 million or more.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements, including the Company’s business outlook for 2024, market consensus on interest rate decreases in 2024 and for the 2024 economic forecast, our expectations of 2024 commercial real estate sales activity in the wake of reduced interest rates, the execution of our capital return program, including a semi-annual dividend and stock repurchase program, and expectations for market share growth. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•general uncertainty in the capital markets, a worsening of economic conditions, and the rate and pace of economic recovery following an economic downturn;
•changes in our business operations;
•market trends in the commercial real estate market or the general economy, including the impact of inflation and increased interest rates;
•our ability to attract and retain qualified senior executives, managers, and investment sales and financing professionals;
•the impact of forgivable loans and related expense resulting from the recruitment and retention of agents;
•the effects of increased competition on our business;
•our ability to successfully enter new markets or increase our market share;
•our ability to successfully expand our services and businesses and to manage any such expansions;
•our ability to retain existing clients and develop new clients;
•our ability to keep pace with changes in technology;
•any business interruption or technology failure, including cybersecurity risks and ransomware attacks, and any related impact on our reputation;
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
Item 1. Business
Company Overview
Marcus & Millichap, Inc. (“MMI”) is a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research, and advisory services. We are the leading national investment brokerage company in the $1 million to $10 million private client market. This is the largest and most active market and consistently comprises more than 80% of total U.S. commercial property transactions greater than $1 million in the marketplace. As of December 31, 2023, we had 1,783 investment sales and financing professionals that are primarily exclusive commission-based independent contractors who provide real estate investment brokerage and financing services to sellers and buyers of commercial real estate in over 80 offices in the United States and Canada. In 2023, we closed 7,546 sales, financing, and other transactions with total sales volume of approximately $43.6 billion.
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
•market leading share and brand within the $1 million to $10 million private client market, which consistently represents more than 80% of total U.S. commercial property transactions greater than $1 million in the marketplace;
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

Our Services
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. In 2023, approximately 87% of our revenues were generated from real estate brokerage commissions, 10% from financing fees, and 3% from other revenue, including consulting and advisory services.
We divide commercial real estate into four major markets, characterized by price in order to understand trends in our revenue from period to period:
•Properties priced less than $1 million;
•Private client market: properties priced from $1 million to up to but less than $10 million;
•Middle market: properties priced from $10 million to up to but less than $20 million; and
•Larger transaction market: properties priced from $20 million and above.
We serve clients with one property, multiple properties and large investment portfolios. The largest group of investors we serve typically transacts in the $1 million to $10 million private client market. The investment brokerage and financing professionals serving private clients within the private client market represent the largest part of our business, which differentiates us from our competitors. In 2023, approximately 67% of our brokerage commissions came from this market. Properties in this market are characterized by higher asset turnover rates due to the type of investor as compared to other markets. Private clients are often motivated to buy, sell and/or refinance properties not only for business reasons but also due to personal circumstances, such as death, divorce, taxes, changes in partnership structures and other personal or financial circumstances. Therefore, private client investors are influenced less by the macroeconomic trends than other large-scale investors, making the private client market less volatile over the long term than other markets. Accordingly, our business model distinguishes us from our national competitors, who may focus primarily on the more volatile larger transaction and middle markets, or on other business activities such as leasing or property management, and from our local and regional competitors, who lack a broad national platform.
Geographic Locations
We were founded in 1971 in the western United States, and we continue to increase our presence throughout North America through execution of our growth strategies by targeting markets based on population, employment, level of commercial real estate sales, inventory, and competitive landscape opportunities where we believe the markets will benefit from our business model. We have grown to have offices in 34 states across the United States and in four provinces in Canada.

Below is a map reflecting the geographic location of our offices as of December 31, 2023.
Commercial Real Estate Investment Brokerage
Our primary business and source of revenue is the representation of commercial property owners as their exclusive investment broker in the sale of their properties. Our investment sales professionals also represent buyers in fulfilling their investment real estate acquisition needs. Commissions from real estate investment brokerage sales accounted for approximately 87% of our revenue in 2023. Sales are generated by maintaining relationships with property owners, providing market information and trends to them during their investment or “hold” period, and being selected as their representative when they decide to sell, buy additional property, or exchange their property for another property. We collect commissions upon the sale of each property based on a percentage of sales price. These commission percentages are typically inversely correlated with sales price and thus are generally higher for smaller transactions.
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
In 2023, we closed 5,475 real estate brokerage transactions in a broad range of commercial property types, with a total sales volume of approximately $30.8 billion. For more than 15 years, we have closed more transactions than any other firm.
We are building on our track record of strength in multifamily, retail, office, and industrial properties by expanding our coverage of additional property types. These include hospitality, self-storage, seniors housing, healthcare, land, and manufactured housing properties, where we are already a leading broker but have significant room for additional growth due to market size, fragmentation, and specific geographic market opportunities. We have expanded our specialty group management and support infrastructure, specialized branding, and business development customized for each property type. In addition, we are continuously focusing on our recruitment efforts for new and experienced investment sales and financing professionals. We expect that these efforts will expand our presence and result in increased business in these property types.
We service clients in all markets by underwriting, marketing, selling and financing commercial real estate properties in a manner that maximizes value for sellers and provides buyers with the largest and most diverse inventory of commercial properties. In addition, we achieve growth by leveraging the strength of our relationships in the private client market to increase our share of the middle and larger transaction markets. Because commission rates earned on commercial properties are typically inversely correlated with sales price, our expansion into the middle and larger transaction markets has led to our average commission rates fluctuating from period-to-period as a result of changes in the relative mix of transactions closed in the middle and larger transaction markets as compared to the private client market.
The following table sets forth the number of investment sales transactions, sales volume, and revenue by commercial real estate market for real estate brokerage in 2023 compared to 2022:

	2023			2022			Change
Real Estate Brokerage:	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	809	$483	$20,894	936	$560	$24,809	(127)	$(77)	$(3,915)
Private Client Market ($1 – <$10 million)	4,097	13,616	372,979	6,850	24,474	682,019	(2,753)	(10,858)	(309,040)
Middle Market ($10 – <$20 million)	303	4,117	73,007	735	9,980	188,593	(432)	(5,863)	(115,586)
Larger Transaction Market (≥$20 million)	266	12,607	92,872	590	33,074	274,889	(324)	(20,467)	(182,017)
	5,475	$30,823	$559,752	9,111	$68,088	$1,170,310	(3,636)	$(37,265)	$(610,558)
Financing
Marcus & Millichap Capital Corporation (“MMCC”) is a financial intermediary that provides commercial real estate capital markets solutions, including senior debt, mezzanine debt, joint venture and preferred equity, as well as loan sales and consultative/due diligence services to commercial real estate owners, developers, investors, and capital providers. Our advisors assist clients to secure capital for both acquisitions and the refinancing of single assets and portfolios. MMCC generates revenue from advisory fees collected from capital placement with an assortment of capital providers including national and regional banks, credit unions, private equity funds, insurance companies, government agencies, including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal Housing Administration (“FHA”), conduit lenders, debt funds, hard money lenders, and structured debt facilitators (including preferred equity and mezzanine providers). MMCC additionally receives recurring loan performance fees from certain lenders and other incentive-based fees based on achieving certain production thresholds. MMCC’s financing fees vary by loan amount, transactional complexity, and loan type. In 2023, MMCC completed 1,076 financing transactions representing total financing volume of approximately $6.7 billion, resulting in $66.9 million in financing fees, which accounted for approximately 10% of MMI’s total revenue. The combination of MMCC’s size, market reach, and financing volume enables us to establish long-term relationships with various capital sources. This, in turn, improves MMCC’s value proposition to borrowers who are seeking competitive rates and terms. MMCC seeks to secure the most competitive financing solutions for each client’s specific needs and requirements. During 2023, approximately 38% of

MMCC’s revenue came from placing acquisition financing, 37% from refinancing activities, and 25% from other financing activities.
MMCC is fully integrated with the investment sales force in our brokerage offices. MMCC financing professionals are supervised by our MMCC management team and regional managers, who promote cross-selling, information-sharing, business referrals, and high-quality customer service within the offices. The MMCC national network of financing professionals is also supported by a dedicated, nationally-focused management team coordinating access to a broad range of national and regional capital sources. By combining these resources with the latest property and capital markets data and information, we can differentiate ourselves in the marketplace and deliver tailored financial solutions that meet our clients’ financial objectives. In 2021, MMCC entered into a strategic alliance with M&T Realty Capital Corporation (“MTRCC”) enabling MMCC to provide clients with increased access to MTRCC’s affordable and conventional multifamily agency financing through a highly streamlined process with dedicated resources. MTRCC has a Delegated Underwriting and Servicing Agreement (“DUS Agreement”) with Fannie Mae and is an approved lender for Freddie Mac’s Conventional and Targeted Affordable Housing loans.
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
Market Leader in the Private Client Market
Since our founding, we have focused on being the leading service provider to the $1 million to $10 million private client market. This market is the largest by ownership and transaction count and consistently accounts for over 80% of total U.S. commercial property transactions and over 60% of the commission pool. It is comprised of high-net-worth individuals, partnerships, and small private fund managers with both passive, long-term investments, as well as those with opportunistic and short-term investment horizons. Private clients are often motivated to buy, sell, and/or refinance properties not only for business reasons but also due to personal and financial circumstances. The vast size and personal transaction drivers of private clients make this market the most active in terms of sales velocity. In addition, this market is highly fragmented with the top 10 brokerage firms accounting for approximately 20% of transactions in 2023. We are the leading broker in the $1 million to $10 million private client market based on transaction count in 2023. With our established market leadership and brand name, we have significant room for market share expansion by further consolidating our leadership position in this market.
In addition, the private client market is characterized by high barriers to entry. These barriers include the need for a large, specialized sales force prospecting private clients, the difficulties in identifying, establishing, and maintaining relationships with such investors, capabilities of exposing properties to a large pool of potential buyers, and the challenge of serving their needs locally, regionally, and nationally. We believe this private client market is the least covered market by other national firms and is significantly underserved by local and regional firms that lack a national platform.
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
Based on the most recent data, our team of financing professionals at MMCC is one of largest producers in the investment brokerage industry, as measured by transaction volume. MMCC provides clients with commercial real estate capital markets financing solutions, including debt, mezzanine financing, preferred and joint venture equity, and sponsor equity. Our long-standing relationships with both foreign and domestic capital puts us in the best position to secure the most favorable financings for clients. Our dedicated market research team analyzes the latest local and national economic and real estate trends and produces proprietary analyses for our clients, enabling them to make informed investment and financing decisions. Integrating all these services into a single national platform increases opportunities to maximize value for our clients across multiple property types, markets, and geographies.
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

Growth Strategy
We have demonstrated the ability over the long term to manage through the cyclical market and continue to be a leader in the $1 million to $10 million private client market. The following graph shows the number of transactions and sales volume of all investment sales, financing and other transactions from 2014 to 2023:
We have a long track record of growing our business model driven by opening new offices, recruiting, training, and developing new investment sales and financing professionals as well as deploying our client-focused business model to increase coverage of specialty property types and the middle and larger transaction markets. Our long-term growth plan has focused on investing in our current business model through organic growth and acquisitions to provide our unique business model to a wider client base. Our future growth will depend on continually expanding our national footprint and optimizing the size, product segmentation, and specialization of our team of investment sales and financing professionals. Despite the current market circumstances, this remains our long-term strategy. The key strategies of our growth plan include:
Increase Market Share in the Private Client Market
Our leading position in the private client market and inherent fragmentation continues to provide significant opportunity for us to expand and bring our client service offerings to a larger portion of this expansive market. We can continue to leverage our existing platform, relationships, and brand recognition among private clients to grow through expanded marketing and coverage.
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
Expand and Develop Our Team of Investment Sales and Financing Professionals
A key to growing our business is recruiting, hiring, training, and developing investment sales and financing professionals. We are always focused on hiring experienced investment sales and financing professionals through our recruiting department, specialty directors, and regional managers in support of our expansion strategy. Our new investment sales and financing professionals are trained in all aspects of real estate fundamentals, client service, and our proprietary marketing technologies through formal training, apprenticeship programs, the William A. Millichap Fellowship Program (discussed below), and mentorship by our dedicated regional, district and division managers, as well as our senior investment sales and financing professionals. As these investment sales and financing professionals mature, we continue to provide them with identified best practices and training in specialty property types. We believe this model creates a high level of teamwork, as well as operational and client service consistency. Please see “Human Capital” for more information.
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
Grow in Specialty Property Types and Middle and Larger Transaction Market Presence
Leveraging our current business model into specialty property types and to the middle and larger transaction markets opens up significant opportunities for growth.
Specialty Property Types
We believe that specialty property types, including hospitality, self-storage, seniors housing, land, and manufactured housing offer significant opportunities for our clients. By deploying our unique business model to increase coverage of these property types, we can create growth for us as well as enhance value for our clients through diversification. To create these opportunities, we are increasing our property type expertise by continuing to strategically add specialty directors who can bring added management capacity, business development, and investment sales professional support. These executives will work with our sales management team to increase investment sales professional recruiting, hiring, training, development, and redeployment and to execute various branding and marketing campaigns to expand our presence in these targeted property types.
Middle and Larger Transaction Market Presence
Our extensive relationships with private client investors who typically invest in the $1 million to $10 million private client market have enabled us to capture a greater portion of commercial real estate transactions in excess of $10 million and bridge the private client market investor to the middle market and larger transaction markets in recent years. As property values increase and investors grow and expand, they require larger properties. Our IPA division positions us to provide our unique investment brokerage and financing services to investors in those markets. Our ability to connect private client capital with middle and larger transaction market properties allows us to continue to serve our clients as they grow and plays a major role in differentiating our services. The IPA division is a group dedicated to servicing larger investors. This strategy has had market acceptance and provides a vehicle for growth by delivering our unique service platform within the middle and larger transaction markets for the multifamily, retail, and office property types. The evolution of our investors and their utilization of our IPA division has driven incremental growth in these markets over the past several years. Hiring multiple investment sales teams into IPA in 2023 has expanded our capability to service clients and furthers our growth plan.
Expand Marcus & Millichap Capital Corporation Financing Business
Our growth plan for MMCC continues to focus on expanding our capital markets services in markets currently served by our investment sales brokerage offices and other strategic markets. This includes increasing the capacity of the existing professionals in offices we currently serve and integrating financing professionals and related services in offices that do not have an MMCC presence. We will also continue to expand our service platform by increasing access to a broad array of new capital resources and pursuing selective acquisitions. We have and continue to expand MMCC’s capital markets advisory services and added complementary services in loan sales, consultative/due diligence, and debt and equity advising through acquisitions, as well as expanded service offerings. While maintaining a core focus on our private client market, MMCC, through the IPA division, has commenced a focus on institutional clients. These specialized financing professionals work closely with IPA investment sales professionals across the country, supporting them and their clients in their financing needs as well as working directly with institutional clients.

We have established alliances with national capital sources that provide access to an assortment of highly competitive products including Fannie Mae, Freddie Mac, and FHA. These alliances serve to expand the distribution network for each of our capital partners, while affording our financing professionals and clients with more favorable pricing and terms. We will continue to hire and acquire experienced financing professionals and companies to further grow our MMCC business, support the growth of our service platform, and establish relationships with various capital sources. Further, our internally developed training programs are directed at enhancing the skill sets for our professionals, promoting the MMCC value proposition, increasing our internal capture rate with our investment sales brokerage clients, and increasing activity with non-brokerage clients. As of December 31, 2023, we had 39 offices with financing professionals, and we continue to capitalize on the synergies our financing professionals provide to our client-focused service platform.
Seasonality
Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor's ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has generally caused our revenue, operating income, net income, and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted both positively and negatively by major economic events, or natural disasters or pandemics such as the COVID-19 pandemic, which may impact, among other things, investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity, and the extent of limitations or availability of capital allocations for larger property buyers. For a more detailed description of our seasonality, refer to Item 1A – “Risk Factors – External Business Risks – Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Seasonality” of this Annual Report on Form 10-K.
Competition
We compete in real estate brokerage and financing within the commercial real estate industry on a national, regional, and local basis. Competition is based on a number of critical factors, including the quality and expertise of our investment sales and financing professionals, our execution skills, sales support, brand recognition, and our business reputation. We primarily compete with other brokerage and financing firms that seek investment brokerage and financing business from real estate owners and investors. To a lesser extent, we compete with in-house real estate departments, owners who may transact without using a brokerage firm, direct lenders, consulting firms, and investment managers. Our relative competitive position also varies across geographies, property types, and services. In investment brokerage, our competitors on a national level include CBRE Group Inc. ("CBRE"), Cushman & Wakefield plc ("Cushman"), Colliers International Group, Inc. ("Colliers"), Jones Lang LaSalle Incorporated (“JLL”), Newmark Group Inc. ("Newmark") and NAI Global. Competitors in financing services include institutional firms such as CBRE, JLL, Cushman, Walker & Dunlop Inc., NorthMarq Capital, LLC, and a large group of local and regional mortgage banking firms. These investment brokerage firms mainly focus on larger sales and institutional investors and are not heavily concentrated in our largest market, which is the $1 million to $10 million private client market. However, there is crossover and competition between us and these firms. As a result of the fragmentation in the market, there are also numerous local and regional competitors in our markets, as well as competitors specializing in certain property types. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive.
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
In 2020, we relaunched the Marcus & Millichap external website, bringing improved search capabilities and enhanced features for our investment sales professionals as well as our clients, via integrated deal room functionality. The website is designed not only to bring in new clients for our investment sales and financing professionals, but also to make our inventory of properties available for maximum exposure for our sellers, and to provide buyers with an opportunity to engage with our investment sales and financing professionals. In October 2022, we launched a new feature on our website called MyMMI, which allows investors to register for an account and create personalized criteria for inventory, research, and events notifications. Since its launch, over 90,000 visitors have created MyMMI accounts. We actively qualify leads generated from the saved search preferences and share those leads with our agents via our customer relationship management platform. During 2023, our websites averaged approximately 144,000 new visitors per month and approximately 473,000 page views per month and also served as a portal for delivery of online marketing materials and for deal collaboration.
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
In recent years we have also garnered recognition among institutions and larger private investors due to our integrated platform and ability to link private and institutional capital. We continue to strengthen and broaden our name recognition and credibility by executing a variety of marketing and branding strategies. Locally, our offices and investment sales and financing professionals engage in numerous events, direct mail campaigns, and investor symposiums as well as participate in real estate conferences and organizations for various markets and property types. Our regional managers and investment sales and financing professionals develop long-term client relationships and promote our brand through these activities.
Our research division produces more than 2,000 publications and client presentations per year and is a leading source of information for the industry as well as the general business media. We provide research on 10 commercial property types covering: multifamily, retail, office, industrial, single-tenant net lease, seniors housing, self-storage, hospitality, medical office, and manufactured housing, as well as capital markets/financing. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing, and yield trends. It is designed to assist investors in their strategy formation and decisions relating to specific assets and to help our investment sales and financing professionals develop and maintain relationships with clients.
Our transactional and market research expertise result in significant print, radio, television, and online media coverage including major national real estate publications such as Real Estate Forum, GlobeSt, Multi-Housing News,

Commercial Property Executive, Connect CRE, Wealth Management Real Estate, as well as local market business journals and major national news outlets such as CNBC, The Wall Street Journal, Los Angeles Times, The New York Times, Fox Business, Bloomberg Businessweek, Forbes, and numerous newspapers and trade publications in major metropolitan cities. Our CEO is frequently interviewed on national business channels, such as CNBC, Yahoo! Finance, Schwab Network, Fox Business, and Bloomberg to discuss the commercial real estate market. We frequently have featured speaking roles in key regional and national industry events, we are regularly quoted in regional and national publications and media, and we deliver content directly to the real estate investment community through print, electronic publications, and video. Nationally, our specialty groups and capital markets executives actively participate in various trade organizations, many of which focus on specific property types and provide an effective vehicle for branding and client relationship development.
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
Government Regulation
We are subject to various real estate regulations, and we maintain real estate and other broker licenses in 47 states and the District of Columbia in the United States and four provinces in Canada. We are a licensed broker in each state in which we have an office, as well as those states where we frequently do business. We are also subject to numerous other federal, state, and local laws and regulations that contain general standards for, and prohibitions on, the conduct of real estate brokers and sales associates, including agency duties, collection of commissions, telemarketing, advertising, and consumer disclosures. One of our wholly-owned subsidiaries is subject to certain human resource, data security, information technology, and other compliance requirements due to its loan sale and consulting contracts with certain U.S. government agencies.
Investment Sales Professionals
Our investment sales professionals are classified as independent contractors under state and Internal Revenue Service guidelines. As such, we generally do not pay for the professionals’ expenses or benefits or withhold payroll taxes; rather, they are paid from the commissions earned by us upon the closing of a transaction, and these individuals do not earn a salary from which taxes are withheld. Our investment sales professionals hold applicable real estate sales licenses for their function and execute a “Salespersons Agreement” setting out the relationship between the professional and us. Each professional is obligated to provide brokerage services exclusively to us, and is provided access to our information technology, research and other support and business forms. Each professional generally reports on their activities to either the local regional manager, or in some cases, to product specialty managers.
Environmental Sustainability
We recognize that operating our business in an environmentally sustainable manner is important to our success. For this reason, we are exploring ways to address the environmental impact of our business, reduce carbon emissions, increase energy efficiency, reduce waste, and limit our consumption of natural resources.
Climate Measures
As an organization, we have made a commitment to identifying, mitigating, and managing risks associated with climate change. In addition, although we do not own or manage real property, we recognize the impact our activities, as well as those of our clients and vendors, may have on the environment and are exploring ways to reduce these impacts. We have enacted policies designed to manage our environmental impact and support our clients, vendors, and suppliers in their efforts to advance their own sustainability initiatives.
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
We are committed to leasing office space in LEED Certified, Energy Star Rated, and BOMA Best Gold buildings where appropriate and are working with our current landlords to make environmentally sustainable improvements. Thirty-five of our current offices are located in such buildings, and we expect this number to increase as leases expire and new space is acquired. Additionally, we facilitate remote work where appropriate and have invested in best-of-class tools to allow our team to work at the highest levels outside the office, thereby reducing the carbon footprint associated with unnecessary office energy consumption and a regular commute. We also request data regarding our energy consumption and our utilization of other natural resources from each of our landlords.
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
Human Capital
We consider our relationship with our employees and independent contractors to be good, and we endeavor to offer reasonable and equitable opportunities to create a workplace that is welcoming, diverse, inclusive, equitable, safe, engaged, and respectful of all people. We take recruiting, development, training, and the retention of talent very seriously to help drive long-term value. Our local management team members, as executives of the Company, are tasked with recruiting, training, developing, and supporting our investment sales and financing professionals. The majority of our local management teams are former senior investment sales professionals of the Company, who now focus on management, do not compete with our sales force and have an average of 14 years of real estate investment brokerage experience with our Company.
Recruiting
We seek to attract talent by offering in-depth training to our employees, independent investment sales and financing professionals, as well as competitive salaries and benefit programs for our employees, competitive commissions and business support for our independent investment sales and financing professionals, and through our reputation as the top broker within the $1 million to $10 million private client market.
Development and Training
On the development and training front, our National Director of Development and Training is charged with overseeing the training and development of our investment sales and financing professionals. In addition, our regional managers provide extensive training and development to our sales force, including classroom training, coaching, mentoring, workshops, and working with and supporting our professionals. Their past experience as senior investment sales professionals plays a key role in developing new and experienced investment sales and financing professionals. They do not compete with our sales and financing professionals and help to establish technical and client service skills as well as set up, develop, and grow relationships with clients. Our training programs are further facilitated and supported by Marcus & Millichap University, our learning management system, and other professional development opportunities.
We maintain the William A. Millichap Fellowship Program, a comprehensive two-year training and development program designed to prepare participants for rewarding careers in commercial real estate. The Fellowship Program was launched in partnership with the Commercial Real Estate Women Network (“CREW Network”), a premier business network dedicated to transforming the commercial real estate industry by advancing women globally and Project Destined, a leading social impact platform that provides training in financial literacy, entrepreneurship, and real estate, and sponsors real estate internships in HBCUs and Public Universities. The Fellowship Program is currently conducted in 15 major cities within the U.S. We believe our training, development, and mentoring programs have helped differentiate us from our competitors and achieve better results for our clients.
We continue to partner with a leading analytics and advisory company to implement a robust leadership training program for our senior leadership including our regional managers. This program includes a leadership strengths assessment, a leadership development program, and an employee engagement survey. We also have a variety of training programs available to our employees through LinkedIn Learning, as well as other training resources.
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
Diversity, Equity and Inclusion
We strive to create a company culture that embraces, supports, and promotes a diverse and inclusive workforce across all levels of the organization where people feel respected, valued, and heard. We are committed to and value an environment, which recognizes and upholds the human rights of both our employees and our independent investment sales and financing professionals. To lead this effort, we have created the role of Head of Diversity, Equity and Inclusion, a Senior Director level position, reporting directly to our executive team. We continue to implement internal initiatives to increase diversity in our workforce and strengthen an inclusive culture. Among these initiatives are our sponsorships of CREW Network, Project Destined, and CORE REimagined. We are currently a National Platinum Sponsor of CREW Network. Our affinity group, MMWomen (Marcus & Millichap Women), holds various networking and virtual events designed for agents and originators who are interested in making connections across the firm, in addition to internal Company events such as Fireside Chats with leaders inside and outside the Company. We also partner with the U.S. Department of Defense's SkillBridge program, which assists retiring military veterans retrain for, and transition to, civilian careers.
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
To support employee well-being, we maintain the Learn to Live program. These digital tools are available anywhere, anytime to help employees identify thoughts and behavior patterns that affect their emotional well-being and work through them. It provides tools and instruction to manage stress, depression, anxiety, substance use, and sleep issues. The program includes one-on-one coaching, a support team to work through individual programs, and live and on-demand webinars. We also provide “Well-ness Resource Monthly Articles” to all employees, which are available on our intranet. Topics have included: healthy habits, burnout and resilience, financial wellness, vaccine information, breast cancer awareness, suicide prevention, and alcohol and substance abuse. We also hold an annual fitness challenge in which all employees can participate.
Community Engagement and Empowerment
We have participated in and continue to be involved in ongoing community and charity events to promote community and employee engagement. Some of these events have included Marcus & Millichap’s employee participation in community volunteer events such as Habitat for Humanity, food banks, and monetary donations to various veterans’ groups.
Our policy requires that our outside contractors and vendors are held to the same ethical standards and share our views on corporate responsibility. More information on our Commitment to People and Community policy can be found at https://www.marcusmillichap.com/corporate-social-responsibility-policy.
Key Metrics
As of December 31, 2023, we had 896 employees, consisting of 89 employees who serve as financing professionals, 46 employees in communications and marketing, 21 employees in research and 740 employees in management, support and general and administrative functions. As we noted above in “Growth Strategy,” a key factor to growing our business is recruiting, hiring, training, and developing investment sales and financing professionals.
As of December 31, 2023, we had 1,783 investment sales and financing professionals, a 6.4% decrease compared to December 31, 2022. The decline in the overall headcount is attributable to a reduction of unproductive investment sales and financing professionals and the challenge of recruiting and retaining investment sales and financing professionals in the current market environment.
Available Information
Our website address is www.MarcusMillichap.com. Information on our website does not constitute part of this report and inclusions of our internet address in this Annual Report on Form 10-K are inactive textual references only. We are required to file current, annual and quarterly reports, proxy statements, and other information required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the SEC. We make available free of charge through a link provided on our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed by or on behalf of directors, executive officers and certain large stockholders, and any amendments to those documents filed or furnished pursuant to the Exchange Act. Such reports are available as soon as reasonably practicable after they are filed with the SEC.
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
From time to time, we may announce key information in compliance with Regulation Fair Disclosure by disclosing that information on our website. The information on our website (or any webpages referenced in this Annual Report on Form 10-K) is not part of this or any other report Marcus & Millichap files with, or furnishes to, the SEC.

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Position and Results of Operations," "Quantitative and Qualitative Disclosures About Market Risk," and our consolidated financial statements and related notes, before making any investment decisions regarding our securities. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our securities could decline, and you may lose part or all of your investment. Moreover, the risks below are not the only risks we face, and additional risks not currently known to us or that we presently deem immaterial may emerge or become material at any time and may negatively impact business, financial condition and operating results. Investors should carefully consider all relevant risks and uncertainties before investing in our common stock.
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
Over the past several years macroeconomic factors have caused significant volatility to the U.S. economy. The impact of these factors has led to uncertainty in the financial markets, inflation, increased interest rates, which has adversely impacted the commercial real estate industry. The commercial real estate industry, in particular, has seen significant slowing, and we experienced a significant decline in revenues in 2023 resulting in an operating loss. We may continue to be negatively impacted by periods of economic downturns, recessions and disruptions in the capital markets; credit and liquidity issues in the capital markets, including international, national, regional and local markets; inflationary pressures; tax and regulatory changes and corresponding declines in the demand for commercial real estate investment and related services. Historically, commercial real estate markets and, in particular, the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole, and to the perceptions and confidence of market participants to the economic outlook. Cycles in the real estate markets may lead to similar cycles in our earnings and significant volatility in our stock price. Further real estate markets may “lag” behind the broader economy such that even when underlying economic fundamentals improve in a given market, additional time may be required for these improvements to translate into strength in the real estate markets. The “lag” may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.
Negative economic conditions, changes in interest rates such as the significant increase in rates during 2022 and 2023, credit and the availability of capital, both debt and/or equity, disruptions in capital markets, uncertainty of the tax and regulatory environment and/or declines in the demand for commercial real estate investment and related services in international and domestic markets or in significant markets in which we do business, had a significant impact to our financial results in 2023 and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In particular, the commercial real estate market is directly impacted by (i) the lack of debt and/or equity financing for commercial real estate transactions, (ii) increased interest rates and changes in monetary policies by the U.S. Federal Reserve, (iii) changes in the perception that commercial real estate is an accepted asset class for portfolio diversification, (iv) changes in tax policy affecting the attractiveness of real estate as an investment choice, (v) changes in regulatory policy impacting real estate development opportunities and capital markets, (vi) slowdowns in economic activity that could cause residential and commercial tenant demand to decline, (vii) declines in the regional or local demand for commercial real estate, or (viii) significant disruptions in other areas of the real estate markets could adversely affect our results of operations. Any of the foregoing could adversely affect the operation and income of commercial real estate properties. Additionally, we are subject to inflationary pressures on employee and contractor wages and salaries, which materially impact our financial results.
These and other types of events have recently led to a decline in transaction activity as well as a decrease in property values which, in turn, has and may continue to lead to a reduction in brokerage commissions and financing fees relating to such transactions. These effects have and may continue to cause us to realize lower revenue from our transaction service fees, including brokerage commissions, which fees usually are tied to the transaction value and are payable upon the successful completion of a particular transaction. Such declines in transaction activity and value have and may continue to also significantly reduce our financing activities and revenue.
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
Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity and flow of capital to the commercial real estate markets. Severe restrictions in debt or equity liquidity as well as the lack of the availability of credit in the markets we service can significantly reduce the volume and pace of commercial real estate transactions. These restrictions can also have a general negative effect upon commercial real estate prices themselves. Our business is particularly sensitive to the volume of activity and pricing in the commercial real estate market. This has recently had, and may have in the future, a significant adverse effect on our business.
We cannot predict with any degree of certainty the magnitude or duration of developments in the credit markets and commercial real estate markets as it is inherently difficult to make accurate predictions with respect to such macroeconomic movements that are beyond our control. This uncertainty limits our ability to plan for future developments. In addition, uncertainty regarding market conditions have and may continue to limit the ability of other participants in the credit markets or commercial real estate markets to plan for the future. As a result, market participants have and may continue to act more conservatively than they might in a stabilized market, which may perpetuate and amplify the adverse developments in the markets we service. While business opportunities may emerge from assisting clients with transactions relating to distressed commercial real estate assets, the volume of such transactions has not been, and may in the future not be, sufficient to meaningfully offset the declines in transaction volumes within the overall commercial real estate market.
Increases in prevailing interest rates may result in downward pressure on the price of real estate and reduce activity in the commercial real estate industry resulting in a negative impact on our business.
Market interest rates are affected by many factors outside of our control, including governmental monetary policies, domestic and international economic conditions, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Increased interest rates create downward pressure on the price of real estate and reduce activity in the commercial real estate industry, which have recently and may continue to have an adverse impact on our business.
Interest rates remained at relatively low levels on a historical basis and the U.S. Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2020 and 2021. During 2022, the Federal Reserve raised interest rates by an aggregate of 425 basis points. These increases resulted in a slowdown in activity during the second half of 2022. During 2023, the Federal Reserve raised rates by an additional 100 basis points, which further contributed to the market slowdown. The market consensus is that interest rates will decrease during 2024. If interest rates continue at current rates or increase further, the resulting reduction in commercial real estate transactions and subsequent price reduction of commercial real estate generally may result in us continuing to close fewer brokerage, financing and other transactions, which would result in further decreased revenue and adversely impact our business.
Inflation can have an adverse impact on our business and on our clients.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate in the U.S. increased to 9.1% in June 2022, the highest annual inflation rate since November 1981, but decreased to 3.4% in December 2023. As a result, during 2023, the Federal Reserve increased the federal funds rate an additional 100 basis points in an effort to combat inflation. Inflation has increased the wages paid to our employees and independent contractors. Furthermore, our clients are also affected by inflation and increased interest rates. A significant and continued increase in interest rates and inflation would be expected to have a further negative impact on client demand for commercial real estate and demand for our services, which would, in turn, affect our profitability.
Our loss sharing indemnification obligation pursuant to our agreement with M&T Realty Capital Corporation may adversely impact our results of operations, cash flows and/or our financial condition.
In September 2021, MMCC entered into an agreement with MTRCC, which has a DUS Agreement with Fannie Mae and is an approved lender for Freddie Mac’s Conventional and Targeted Affordable Housing loans. MTRCC originates, underwrites, closes and services loans under the DUS Agreement and is subject to indemnifying Fannie Mae for a portion of the risk of loss for those loans. Under the agreement with MTRCC, MMCC provides loan opportunities to MTRCC, and for those loans closed under the DUS Agreement by MTRCC, MMCC has the option to assume a portion of the indemnification obligation of MTRCC to Fannie Mae. We may need to secure additional sources of financing to satisfy our loss sharing indemnification obligations under these programs. We cannot make any assurances that such financing would be available on attractive terms, if at all, or that any indemnification obligations might be material or would not have an adverse effect on our business, financial condition and results of operations.
We have numerous significant competitors and potential future competitors, some of which may have greater resources than we do, and we may not be able to continue to compete effectively.
We compete in investment sales and financing within the commercial real estate industry. Our investment sales focus is on the private client market, which is highly fragmented. The fragmentation of our market makes it challenging to effectively gain market share. We also face competition from local and regional service providers who have existing relationships with potential clients. Furthermore, transactions in the private client market are smaller than many other commercial real estate transactions. Although the brokerage commissions in this market are generally a higher percentage of the sales price, the smaller size of the transactions requires us to close many more transactions to sustain revenue. If the commission structure or the velocity of transactions were to change, we could be disproportionately affected by changes compared to other companies that focus on larger transactions, institutional clients and other areas of the commercial real estate market.
There is no assurance that we will be able to continue to compete effectively, maintain our current fee arrangements with our private clients, maintain current margin levels or counteract increased competition. The services we provide to our clients are highly competitive on a national, regional and local level. Depending on the geography, property type or service, we face competition from, including, but not limited to, commercial real estate service providers, in-house real estate departments, private owners and developers, institutional lenders, research and consulting firms, and investment managers, some of whom are clients and many of whom may have greater financial resources than we do. In addition, future changes in laws and regulations could lead to the entry of other competitors. Many of our competitors are local, regional or national firms. Although most are substantially smaller than we are, some of these competitors are larger on a local, regional or national basis, and we believe more national firms are exploring entry into or expansion in the $1 million to $10 million private client market. We may face increased competition from even stronger competitors in the future due to a trend toward acquisitions and consolidation. We are also subject to competition from other large national and multi-national firms as well as regional and local firms that have similar service competencies to ours. Our existing and future competitors may choose to undercut our fees or increase the levels of compensation they are willing to pay to their employees and investment sales and financing professionals. This could result in these competitors recruiting our employees and investment sales and financing professionals, cause us to increase our level of compensation or commission necessary to retain employees or investment sales and financing professionals, and/or require us to recruit new employees or investment sales and financing professionals. These occurrences could cause our revenue to decrease, and/or expenses to increase, which could have an adverse effect on our business, financial condition and results of operations.
Our brokerage operations are subject to geographic and commercial real estate market risks, which could adversely affect our revenue and profitability.
Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market regions throughout the U.S. and Canada. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We realize more of our revenue in California than in any other state. In

2023, we earned approximately 24% of our revenue from offices in California. In particular, as a result of this concentration, we are subject to risks related to the California economy and real estate markets more than in other geographic markets. In addition to economic conditions, this geographic concentration means that California-specific legislation, real estate and income taxes, rent control or rent stabilization laws and regulations, a migration of residents from the California markets or a reduction in the attractiveness of the California market as a place to live and regional disasters, such as earthquakes and wildfires as well as the impact of climate change, could disproportionately affect us. A downturn in investment real estate demand or economic conditions in California and other regions could result in a further decline in our total gross commission income which could have an adverse effect on our business, financial condition and results of operations.
Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult.
Our revenue and profits have historically tended to be significantly higher in the second half of each year than in the first half of the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and because certain of our expenses are relatively constant throughout the year. This historical trend can be disrupted both positively and negatively by major economic, regulatory or political events impacting investor sentiment for a particular property type or location, current and future projections of interest rates and tax rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger institutional buyers, to name a few. During the year ended December 31, 2023, seasonal fluctuations were disrupted by continued volatility in overall market conditions and increased interest rates. As a result, our historical pattern of seasonality may or may not continue to the same degree experienced in the prior years and may make it difficult to determine, during the course of the year, whether planned results will be achieved, and thus to adjust to changes in expectations.
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
Changes in tax laws can impact investors’ perceived value of real estate, timing of transactions and perception of real estate as a favorable investment. As a result, such changes may increase or decrease investors’ desire to engage in real estate transactions, which could have an unfavorable impact on our business, financial condition, results of operations and the value of our stock. Changes in tax laws in the various jurisdictions in which we operate may also impact the taxes we are required to pay, our ability to transact business in such jurisdictions, and may make operating in these jurisdictions unprofitable and unfavorably impact our results of operations and ability to execute our growth plans.
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
An important component of maintaining and growing our business includes the recruiting, training and retention of new and experienced investment sales and financing professionals. Any future growth will be dependent upon the continued availability of qualified candidates fitting the culture of our firm that can be recruited and retained on favorable economic terms and conditions. However, our competitors compete vigorously with us to recruit and retain investment sales and financing professionals and may offer lucrative compensation packages and commission splits that we may not be able to match on terms that are economically favorable to us.
The recruitment and retention of key experienced professionals may require substantial investments, such as lucrative compensation packages, support agreements, and commission splits. Additionally, in order to recruit and retain investment sales and financing professionals, we may, and often have had to, advance funds in the form of forgivable loans which would be expensed over the contractual term of the loan agreement. All of these investments involve the risk that such professionals will not perform in accordance with performance expectations under such arrangements and that the business judgments concerning the value, strengths and weaknesses of such professionals will prove incorrect, and therefore may not have been worth the substantial investment.
During a downturn in the commercial real estate industry, the number of experienced professionals may be reduced temporarily because they have a harder time transacting in a difficult market and may need to seek income from other sources. In addition, it is more difficult to recruit and retain less experienced professionals because the industry is less attractive during downturns from an income opportunity perspective.
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
The concentration of sales among our top investment sales and financing professionals could lead to losses if we are unable to retain them or if there is an economic downturn.
Our most successful investment sales and financing professionals are responsible for a significant percentage of our revenue. They also serve as mentors and role models, and provide invaluable training for younger professionals, which is an integral part of our culture. This concentration among our top investment sales and financing professionals of real estate brokerage commissions and financing fees revenue can lead to greater and more concentrated risk of loss if we are unable to retain them, and could have a material adverse impact on our business and financial condition. Furthermore, many of our investment sales and financing professionals work in teams. If a team leader or manager leaves our Company, his or her team members may leave with the team leader or manager. Additionally, in economic downturns sales are often further concentrated among our top investment sales and financing professionals who have negotiated high commission splits that further reduce our profits and could have a material adverse impact on our business and financial condition.
Our investment sales professionals are independent contractors, not employees, and if laws, regulations or rulings mandate that they be employees, our business would be adversely impacted.
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
We intend to expand our specialty groups, particularly multi-tenant retail, office, industrial and hospitality, as well as various niche markets, including multifamily tax credit, affordable housing, student housing, manufactured housing, seniors housing and self-storage. We also plan to grow our financing services provided through our subsidiary, Marcus & Millichap Capital Corporation. We expect to incur expenses relating to acquisitions, recruitment, training, and expanding our markets and services. The planned expansion of services and platforms requires significant resources, and there can be no assurance we will compete effectively, attract or train a sufficient number of professionals to support the expansion, or operate these businesses profitably. We may incur significant expenses for these plans without corresponding returns, which would harm our business, financial condition and results of operations.
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
We historically have earned principally all our revenue from real estate brokerage transactions and financing fees. We expect that we will continue to rely heavily on revenue from these sources for substantially all our revenue for the foreseeable future. A continued decline in the number of transactions completed or in the value of the commercial real estate we sell could significantly decrease our revenue further, which would adversely affect our business, financial condition and results of operations.
If we are unable to retain existing clients and develop new clients, our financial condition may be adversely affected.
We are substantially dependent on long-term client relationships and on revenue received for services provided for them. Our listing agreements generally expire within six months and depend on the cooperation of the client during the pendency of the agreement, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. Historically, a global economic downturn and weaknesses in the markets in which our clients and potential clients compete have led to a lower volume of transactions and fewer real estate clients generally, which makes it more difficult to maintain existing and establish new client relationships. These effects have in the past and could increase again in the wake of the continuing political and economic uncertainties in the U.S. and in other countries.
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
To remain competitive, we must continue to enhance and improve the functionality, features and security of our technology infrastructure. Infrastructure upgrades may require significant capital investment outside of the normal course of business. In the future, we will likely need to improve and upgrade our technology, database systems and network infrastructure to allow our business to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow performance or unreliable service levels, any of which could negatively affect our ability to provide rapid customer service. We may face significant delays in introducing new services, investment sales professional tools and enhancements. Moreover, if we do not keep pace with the rapid innovations and changes taking place in information technology in our industry, we could be at a competitive disadvantage. The proliferation of freely available information on the Internet, including advancements in areas such as artificial intelligence, for example, has substantially increased the accessibility and transparency of information relating to commercial real estate listings and transactions, which could change the way commercial real estate transactions are conducted. This has occurred to some extent in the residential real estate market as online brokerage and/or auction companies have eroded part of the market for traditional residential real estate brokerage firms. The accumulation of large amounts of data on the Internet could also devalue the information that we gather and disseminate as part of our business model and may harm certain aspects of our investment brokerage business in the event that principals of transactions prefer to transact directly with each other. Further, the rapid dissemination and increasing transparency of information, particularly for public companies, increases the risks to our business that could result from negative media or announcements about ethics lapses, improper behavior or other operational problems, which could lead clients to terminate or reduce their relationships with us. If competitors introduce new products and services using new technologies, our proprietary technology and systems may become less competitive, and our business may be harmed. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance that our business will improve.
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
In addition, the operation and maintenance of these systems and networks is, in some cases, dependent on third-party technologies, systems and service providers for which there is no certainty of security or uninterrupted availability. Any of these events could cause system interruption, delays, and loss of critical data or intellectual property (such as our client lists and information, business methods and research) and may also disrupt our ability to provide services to or interact with our clients, and we may not be able to successfully implement contingency plans that depend on communication or travel. The business continuity planning and backup systems we have in place for such events may not be sufficient and cannot account for all eventualities. An event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected. Our business relies significantly on the use of commercial real estate data. We produce much of this data internally, but a significant portion is purchased from third-party providers for which there is no certainty of uninterrupted availability. A disruption of our ability to provide data to our professionals and/or clients could damage our reputation, and our operating results could be adversely affected.
Failure to maintain the security of our information and technology networks, including personally identifiable and client information could adversely affect us.
Security breaches and other disruptions could compromise our and our clients' information and expose us to liability, which could cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property and that of our clients and personally identifiable information of our employees and contractors, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Our security measures vary in maturity across our business. Our information technology and infrastructure have been subject to, and may in the future be vulnerable to various cyber-attacks, such as hacking, spoofing and phishing attacks and ransomware attacks, exploitation of system or application vulnerabilities or our systems may be breached due to employee error, malfeasance or other disruptions. We may also not have sufficient logging available to fully investigate the scope of a cyber-attack.
Additionally, since 2020, a portion of our workforce has worked remotely in some capacity in response to the COVID-19 pandemic. This arrangement introduces new threat vectors and vulnerabilities.
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
Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect our reputation. In the past several years, supply chain attacks have increased in frequency and severity. As we are a consumer of information systems and technology, we are at risk of being impacted either directly or indirectly by these attacks. The control systems, cybersecurity program, infrastructure, physical facilities of, and personnel associated with third parties that we rely on are beyond our control.
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
We invest a portion of our available cash and cash equivalent balances in money market funds, some of which have floating net asset values or by purchasing marketable debt securities with maturities in excess of three months in a managed portfolio in a variety of fixed or variable rate debt securities, including U.S. government and federal agency securities and corporate debt securities. The primary objective of our investment activity is to maintain the safety of principal, provide for future liquidity requirements while maximizing yields without significantly increasing risk. Should any of our investments or marketable debt securities lose value or have their liquidity impaired, it could affect our overall financial condition. Additionally, if we choose or are required to sell these securities in the future at a loss, our consolidated operating results or cash flows may be affected.
We may be deemed to be an investment company due to our investments in marketable debt securities, available-for-sale and, if such a determination were made, we would become subject to significant regulation that would adversely affect our business.
We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), if, among other things, we own “investment securities” with a value exceeding 40% of the value of our total assets, unless we qualify under a particular exemption or safe harbor. We invest part of our available cash and cash equivalents in a variety of short-term, investment-grade securities, some of which may qualify as “investment securities” under the Investment Company Act. Investment companies are subject to registration under the Investment Company Act and compliance with a variety of restrictions and requirements. If we were to be deemed an investment company we would become subject to these restrictions and requirements, and the consequences of having been an investment company without registering under the Investment Company Act could have a material adverse effect on our business, financial condition and results of operations, as well as restrict our ability to sell and issue securities, borrow funds, engage in various transactions or other activities and make certain investment decisions. In addition, we may incur significant costs or limitation on business opportunities to avoid investment company status if an exemption from the Investment Company Act were to be considered unavailable to us at a time when the value of our “investment securities” exceeds 40% of the value of our total assets. We believe that we satisfy the conditions to be exempt from the Investment Company Act because, among other things, we are engaged directly and primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities. However, absent an exemptive order from the SEC, our status of being exempt cannot be assured.
Risks Related to Our Founder
Our Chair and founder owns a significant portion of our common stock, which may prevent other stockholders from influencing significant decisions, and the sale of such stock may depress the price of our common stock and impair our ability to raise capital.
George M. Marcus, our Chair and founder beneficially owns approximately 15.0 million shares, or approximately 39% of our outstanding common stock as of December 31, 2023. Because of Mr. Marcus’ substantial ownership of our outstanding common stock, he may be able to significantly influence the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock. Mr. Marcus’ shares may also be sold in a public or private sale which could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities.
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
We have experienced and may continue to experience fluctuations in revenue and net income as a result of many factors, including, but not limited to, economic conditions, capital market disruptions, the timing of transactions, revenue mix and the timing of additional selling, general and administrative expenses to support growth initiatives, recognition and expensing of forgivable loans provided to investment sales and financing professionals. We provide many of our services pursuant to contracts that typically expire within six months and that are dependent on the client’s cooperation. Consequently, many of our clients can terminate or significantly reduce their relationships with us on very short notice for any reason. In addition, a significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. If our clients terminate or significantly reduce their relationships with us on short notice for any reason, we may be unable to adjust our expenses in a timely manner which could have an immediate material adverse effect on our business, financial condition and results of operation.
We plan our capital and operating expenditures based on our expectations of future revenue and, if revenues are below expectations in any given quarter or year, we may be unable to adjust capital or operating expenditures in a timely manner to compensate for any unexpected revenue shortfall, which could have an immediate material adverse effect on our business, financial condition and results of operation.
Future sales or the perception of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.
Future sales, issuances of shares under our Amended and Restated 2013 Omnibus Equity Incentive Plan, as amended (the "2013 Plan"), and 2013 Employee Stock Purchase Plan (the "ESPP") or the availability of a substantial amount of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.
Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all company risks. As part of this process, appropriate disclosure personnel collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.
We also have a cybersecurity specific risk assessment process, which helps identify our cybersecurity threat risks. As part of this process, and our processes to provide for the availability of critical data and systems, maintain regulatory compliance, identify and manage our risks from cybersecurity threats, and to protect against, detect, and respond to cybersecurity incidents, as such term is defined in Item 106(a) of Regulation S-K, we undertake the below listed activities, among others:
•periodic comparison of our processes to standards set by the National Institute of Standards and Technology;
•closely monitor emerging data protection laws and implement changes to our processes designed to comply;
•undertake an annual review of our consumer-facing policies and statements related to cybersecurity;
•conduct regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•conduct annual cybersecurity training for all employees and contractors, along with targeted training on a quarterly basis for specific subsets of employees identified through our phishing simulations;

•through policy, practice and contract (as applicable) require employees, as well as third-parties who provide services on our behalf, to treat customer information and data with care;
•conduct regular network and endpoint monitoring and vulnerability assessments to improve our information systems, as such term is defined in Item 106(a) of Regulation S-K;
•carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident;
•conduct vulnerability scans and leverage the scan results to continuously patch and manage our network as new threats emerge; and
•active monitoring by our contracted 24x7 Security Operations Center.
Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. The incident response team assesses the severity and priority of incidents on a rolling basis, with escalations of higher severity cybersecurity incidents provided to our management team. If a cybersecurity incident is determined to be a material cybersecurity incident, our incident response processes define the steps to disclose such a material cybersecurity incident.
As part of the above processes, we regularly engage with assessors, consultants, auditors, and other third parties, including by regularly conducting technical and data reviews with our cybersecurity partners to help identify areas for continued focus, improvement and/or compliance.
Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those in our supply chain or who have access to our customer and employee data or our systems. Third-party risks are included within our broader overall risk assessment process, as well as our cybersecurity-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits, which we conduct as appropriate.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Technology and Cybersecurity Risks”, which disclosure is incorporated by reference herein.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management.
Our audit committee is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the audit committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the audit committee generally receives materials indicating current and emerging material cybersecurity threat risks, and describing the company’s ability to mitigate those risks, and discusses such matters with our Chief Information Officer. Members of the audit committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Officer. This individual has over 30 years of work experience in various technology roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs. This experience has included positions at large public companies. Our CIO also holds a degree in electrical engineering.
The firm’s senior executive team, inclusive of the CEO, CFO, COOs, CAO and Legal, are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.
As discussed above, these members of management report to the audit committee about cybersecurity threat risks, among other cybersecurity related matters.
Item 2. Properties
Our principal executive offices are located at 23975 Park Sorrento, Suite 400, Calabasas, California 91302 where our telephone number is (818) 212-2250. We lease all of our brokerage offices (typically less than 12,000 square feet) and other support facilities in the United States and Canada. We believe that our current facilities are adequate to meet our needs through the end of 2024; however, as we continue to evaluate our office footprint, our lease needs could change during the year.
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
As of February 13, 2024, there were 66 stockholders of record, and the closing price of our common stock was $37.30 per share as reported on the NYSE.
Dividends
On February 9, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of April 6, 2023, to stockholders of record at the close of business on March 14, 2023. On August 1, 2023, the Board of Directors declared the second semi-annual regular dividend with a payment date of October 6, 2023, to stockholders of record at the close of business on September 15, 2023. The total dividend declared by the Company during the year ended December 31, 2023 was $20.4 million. As of December 31, 2023, $2.5 million remains to be paid upon vesting of stock awards.
On February 8, 2024, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, payable on April 5, 2024, to stockholders of record at the close of business on March 12, 2024. Based on the estimated number of shares to be outstanding as of March 12, 2024, the dividends declared are estimated to aggregate $10.1 million, including dividend equivalents totaling $0.4 million related to unvested restricted stock units granted under the 2013 Plan. These dividend equivalents will be paid when the underlying restricted stock units vest. We currently expect to continue to declare semi-annual regular dividends; however, the declaration and amount of any future cash dividends will be subject to the sole discretion of the Board of Directors and will depend upon many factors, including our business, financial condition and results of operations and other factors deemed relevant by our Board of Directors from time to time.
Stock Performance Graph
The performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Marcus & Millichap, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
The following graph shows a comparison from December 31, 2018 through December 31, 2023 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period.
The graph assumes that $100 was invested at the market close on December 31, 2018 in the common stock of Marcus & Millichap Inc., the S&P 500 Index and the peer group, and assumes reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE, Colliers, Cushman, JLL, and Newmark (collectively “Peer Group”). We selected our Peer Group based on companies that represent our primary competitors with certain business lines reasonably comparable to ours and based on how long they have been publicly-traded.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Marcus & Millichap, Inc, the S&P 500 Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Marcus & Millichap, Inc.
S&P 500 Index
Peer Group

	Base Period 12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Marcus & Millichap, Inc.	100.00	108.51	108.45	149.90	103.70	133.59
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
Peer Group	100.00	147.96	137.37	240.57	156.91	188.48
Purchases of Equity Securities by the Issuer
Share repurchase activity during the three months ended December 31, 2023 was as follows:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2023 - October 31, 2023	161,490	$27.92	161,490	$71,511,196
November 1, 2023 - November 30, 2023	200	28.52	200	71,505,492
December 1, 2023 - December 31, 2023	—	—	—	71,505,492
Total	161,690		161,690	$71,505,492
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

(2)On May 2, 2023, the Board of Directors authorized an additional $70 million to repurchase common stock under its common stock repurchase program, resulting in approximately $72 million available to repurchase shares under its common stock repurchase program as of December 31, 2023.
Recent Sales of Unregistered Securities
None.
Item 6. [RESERVED]

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
Overview
Our Business
We are a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research, and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of December 31, 2023, we had 1,783 investment sales and financing professionals that are primarily exclusive independent contractors operating in more than 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the year ended December 31, 2023, we closed 7,546 investment sales, financing and other transactions with total sales volume of approximately $43.6 billion. During the year ended December 31, 2022, we closed 12,272 investment sales, financing and other transactions with total sales volume of approximately $86.3 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the year ended December 31, 2023, approximately 87% of our revenue was generated from real estate brokerage commissions, 10% from financing fees and 3% from other revenue, including consulting and advisory services.
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
A “soft landing” has emerged as the consensus 2024 economic forecast suggests the U.S. will likely avoid a recession. However, several factors continue to pose a risk to the outlook, including the potential of the Federal Reserve holding rates too high for too long or dropping rates too soon, the upcoming election and governmental dysfunction that has made it particularly difficult to set a federal budget, geopolitical headwinds including the war in Ukraine and the Middle East conflict and possible financial market and banking sector disruptions.
Despite the risks, numerous metrics suggest the economy remains sound. Job creation has been durable with the addition of an average of 227,000 jobs per month in the fourth quarter of 2023. The unemployment rate has been range-bound in the mid to upper 3% band for 24 months straight, while weekly first-time unemployment claims from December 9, 2023 to January 20, 2024 remain near 200,000, approximately 35% below the pre-pandemic average. In addition, retail sales increased by 2.8% on an inflation adjusted basis in 2023, and consumer confidence has risen to a more than two year high. These positive trends align with steadily falling inflation. While core Personal Consumption Expenditure (excluding food and energy), the Federal Reserve’s favored measure, stood at 2.9% on a year-over-year basis as of December 2023, over the last six months this metric has remained at 1.9% annualized, which is below the Federal Reserve’s target of 2%.
Within this context, the Federal Reserve has suggested they could begin reducing rates in 2024, although the timing of any reductions remains uncertain. Decreasing the overnight rate would send a strong signal to the financial sector and commercial real estate investors that the Federal Reserve has completed the tightening cycle and begun a normalization process. That in turn could lead to modest declines in debt capital interest rates, which could support increased commercial real estate transaction activity.
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
Space demand remained positive in 2023 for most commercial real estate property types, with office being the notable exception. Despite office’s filling an additional 21 million square feet in the fourth quarter, the total net office space absorption for the year was negative, resulting in a national office vacancy rate of 16.9%. Multifamily demand was positive throughout 2023, but the 236,000 additional filled units failed to keep pace with the record number of apartment completions on a macro level, resulting in a 90 basis point national average vacancy increase in 2023. Industrial properties faced a similar challenge with space demand remaining positive through the year, but falling short of the record development. Retail space also sustained positive absorption throughout the year, with limited new construction helping the sector achieve a record low vacancy rate.
Although the fundamentals of most property types remain sound, both lending and investor activity remain below the pre-pandemic norm and the expectation gap between buyers and sellers remains wide. The demand for space will continue to be influenced by consumer and business sentiment as well as the broader economic outlook.
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
The capital markets remain at the heart of the commercial real estate transaction slowdown. The combination of sharply higher interest rates with tighter lender underwriting, reduced loan-to-value standards and a broad-based reduction in the volume of available debt capital have restrained market liquidity and forced investors to recalibrate their underwriting. This exacerbated the buyer/seller expectation gap and reduced trading throughout 2023.
Although the Federal Reserve has suggested an increased likelihood of reductions in the overnight rate in 2024, the timing of any adjustments remains unclear. The Federal Reserve has held interest rates flat in the 5.25% - 5.5% range since July 2023, but considering that the annualized rate of inflation over the last six months has been below the Federal Reserve’s 2% target, it appears that inflation risks may be substantively contained. Prevailing Wall Street sentiment has assigned a 90% likelihood that the overnight rate at the end of 2024 will be lowered by 100 basis points or more, which would likely place downward pressure on the interest rates charged for commercial real estate debt capital. The 10-year treasury rate has remained range bound near 4% since early December 2023, and many economists predict it will remain in that range through 2024. In general, rate stability with a modest downward bias in combination with a stable economy could support increased investor activity in 2024.
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
Commercial real estate sales activity remained constrained through 2023 as tightened lender underwriting, significantly higher interest rates, recession risk and broad-based uncertainty impacted investor decisions. We believe a significant volume of investment capital remains undeployed waiting for economic, interest rate, financial market, geopolitical and commercial real estate pricing clarity. Price adjustments are necessary to recalibrate values to higher interest rates, but the duration of the recalibration process will depend on the combination of Federal Reserve rate policies, political stability and the market forces driving long-term interest rates. Once investors re-engage in the market, it will likely take time to navigate the price discovery process and for sales activity to revive.
Office properties, particularly those in the urban core, face the greatest uncertainty and the greatest challenges in acquiring debt financing. Apartment financing, underpinned by Fannie Mae and Freddie Mac, has generally been the most attainable, with typically lower interest rates than other property types. However, the rapid interest rate spike relative to the sector's very low cap rates and the large apartment development pipeline together with slackening rent growth has impacted apartment sales. Defensive assets — such as single-tenant net lease properties backed by high-credit tenants — and medical office assets continue to receive buyer interest, but sales of these types of properties have also fallen as the flow of 1031 exchange capital coming from other property types has diminished. Ultimately, the market velocity will be dictated by a combination of the economic outlook, geopolitical forces, Federal Reserve action, interest rates and the narrowing of the buyer/seller expectation gap. If, and when, the Federal Reserve reduces rates, we believe commercial real estate sales activity should begin to increase toward its historical norm in 2024.
Seasonality
Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has generally caused our revenue, operating income, net income, and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted both positively and negatively by major economic events, political events, natural disasters or pandemics such as the COVID-19 pandemic, which may impact, among other things, investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity, and the extent of limitations or availability of capital allocations for larger property buyers, among others. Private client investors may accelerate or delay transactions due to personal or business-related reasons unrelated to economic events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually, pursuant to which higher commissions are paid for higher sales volumes. During the year ended December 31, 2023, seasonal fluctuations were disrupted by changes in overall market conditions and increased interest rates, and going forward our historical pattern of seasonality may or may not continue to the same degree experienced in prior years.
Key Financial Measures and Indicators
Revenue
Our revenue is primarily generated from our real estate investment sales business. In addition to real estate brokerage commissions, we generate revenue from financing fees and from other revenue, which are primarily comprised of consulting and advisory fees.
Because our business is transaction oriented, we rely on investment sales and financing professionals to continually develop leads, identify properties to sell and finance, market those properties and close the sale timely to generate a consistent flow of revenue. While our sales volume is impacted by seasonality factors, the timing of closings is also dependent on many market and personal factors unique to a particular client or transaction, particularly clients transacting in the $1 million to $10 million private client market. These factors can cause transactions to be accelerated or delayed beyond our control. Further, commission rates earned are generally inversely related to the value of the property sold. As a result of our expansion into the middle and larger transaction markets, we have seen our overall commission rates fluctuate from period-to-period as a result of changes in the relative mix of the number and volume of investment sales transactions closed in the middle and larger transaction markets as compared to the $1 million to $10 million private client market. These factors may result in period-to-period variations in our revenue that differ from historical patterns.
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
To a lesser extent, we also earn fees on loan performance, equity advisory services, loan sales, loan guarantees and ancillary services associated with financing activities. We recognize guarantee fees over the term of the guarantee and other fees when we have no further obligations, generally upon the closing of the transaction. We no longer hold any mortgage servicing rights ("MSRs"), but prior to the third quarter of 2022, we recognized mortgage servicing revenue upon the acquisition of a servicing obligation. We generated mortgage servicing fees through the provision of collection, remittance, recordkeeping, reporting, and other related mortgage servicing functions, activities, and services.
Other Revenue
Other revenue includes fees generated from consulting and advisory services, leasing, as well as referral fees from other real estate brokers, and are recognized when services are provided, upon closing of the transaction or when we have no further obligations.

Operating Expenses
Our operating expenses consist of cost of services, selling, general and administrative expenses and depreciation and amortization. The significant components of our expenses are further described below.
Cost of Services
The majority of our cost of services expense is variable commissions paid to our investment sales and financing professionals and compensation-related costs related to our financing activities. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, because there are some who are initially paid a salary and certain of our financing professionals are employees, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals can also earn additional commissions after meeting certain annual financial thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at our election, and paid at the end of the third calendar year. Cost of services also includes referral fees paid to other real estate brokers where we are the principal service provider. Cost of services, therefore, can vary based on the commission structure of the independent contractors that closed transactions in any particular period.
Selling, General and Administrative Expenses
The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff, as well as business development, marketing, and expensing of forgivable loans over the retention period of our sales and financing professionals. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources, transaction costs related to acquisitions, changes in fair value for contingent and deferred consideration and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to non-employee directors, employees and independent contractors (i.e. investment sales and financing professionals) under the 2013 Plan and the ESPP.
Depreciation and Amortization Expense
Depreciation expense consists of depreciation recorded on our computer software and hardware equipment, as well as our furniture, fixtures and equipment. Depreciation is recognized over estimated useful lives ranging from three to seven years for assets. Amortization expense consists of (i) amortization recorded on intangible assets amortized on a straight-line basis using a useful life between one and seven years and (ii) amortization recorded for the 2022 and 2021 periods on our mortgage servicing rights using the interest method over the period that servicing income was expected to be received. Such servicing rights were terminated in June 2022.
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
Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2023 and 2022. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the years ended December 31, 2023, 2022, and 2021, we closed more than 7,500, 12,200 and 13,200 investment sales, financing and other transactions, respectively, with total sales volume of approximately $43.6 billion, $86.3 billion and $84.4 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Years Ended December 31,
Real Estate Brokerage	2023	2022	2021
Average Number of Investment Sales Professionals	1,744	1,817	1,925
Average Number of Transactions per Investment Sales Professional	3.14	5.01	5.01
Average Commission per Transaction	$102,238	$128,450	$121,319
Average Commission Rate	1.82%	1.72%	1.73%
Average Transaction Size (in thousands)	$5,630	$7,473	$6,994
Total Number of Transactions	5,475	9,111	9,652
Total Sales Volume (in millions)	$30,823	$68,088	$67,507

	Years Ended December 31,
Financing (1)	2023	2022	2021
Average Number of Financing Professionals	96	86	85
Average Number of Transactions per Financing Professional	11.21	24.92	29.11
Average Fee per Transaction	$50,677	$44,546	$37,959
Average Fee Rate	0.81%	0.74%	0.81%
Average Transaction Size (in thousands)	$6,254	$5,984	$4,691
Total Number of Transactions	1,076	2,143	2,474
Total Financing Volume (in millions)	$6,729	$12,823	$11,605
(1)Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Years Ended December 31, 2023 and 2022
Below are key operating results for the year ended December 31, 2023 compared to the results for the year ended December 31, 2022 (dollars in thousands):

	Year Ended December 31 2023,	Percentage of Revenue	Year Ended December 31 2022,	Percentage of Revenue	Change
					Dollar	Percentage
Revenue:
Real estate brokerage commissions	$559,752	86.6%	$1,170,310	89.9%	$(610,558)	(52.2)%
Financing fees	66,898	10.4	112,978	8.7	(46,080)	(40.8)%
Other revenue	19,277	3.0	18,422	1.4	855	4.6%
Total revenue	645,927	100	1,301,710	100	(655,783)	(50.4)%
Operating expenses:
Cost of services	406,645	63.0	850,894	65.4	(444,249)	(52.2)%
Selling, general and administrative	285,023	44.1	300,009	23.0	(14,986)	(5.0)%
Depreciation and amortization	13,627	2.1	13,406	1.0	221	1.6%
Total operating expenses	705,295	109.2	1,164,309	89.4	(459,014)	(39.4)%
Operating (loss) income	(59,368)	(9.2)	137,401	10.6	(196,769)	(143.2)%
Other income, net	19,855	3.0	5,336	0.4	14,519	272.1%
Interest expense	(888)	(0.1)	(708)	(0.1)	(180)	25.4%
(Loss) income before (benefit) provision for income taxes	(40,401)	(6.3)	142,029	10.9	(182,430)	(128.4)%
(Benefit) provision for income taxes	(6,366)	(1.0)	37,804	2.9	(44,170)	(116.8)%
Net (loss) income	$(34,035)	(5.3)%	$104,225	8.0%	$(138,260)	(132.7)%
Adjusted EBITDA (1)	$(19,630)	(3.0)%	$165,504	12.7%	$(185,134)	(111.9)%
(1)Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss) income, which is the most directly comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measure” below.
Revenue
Our total revenue was $645.9 million in 2023 compared to $1,301.7 million in 2022, a decrease of $655.8 million, or 50.4%. Total revenue decreased as a result of decreases in real estate brokerage commissions and financing fees, as described below. See "Factors Affecting Our Business" section for additional market information.

Real estate brokerage commissions. Revenue from real estate brokerage commissions decreased to $559.8 million in 2023, from $1,170.3 million in 2022, a decrease of $610.6 million, or 52.2%. The number of transactions decreased by 39.9% and the average transaction size decreased by 24.7%, which drove a decrease of revenue of 45.3% in the Private Client Market and a decrease of 64.2% in the combined Middle Market and Larger Transaction Market. The average commission rate increased by 10 basis points in 2023 compared to 2022, as a result of a shift in the proportion of transactions to the Private Client Market from the Middle Market and Larger Transaction Market as Private Client Market transactions typically earn higher commission rates.
Financing fees. Revenue from financing fees decreased to $66.9 million in 2023 from $113.0 million in 2022, a decrease of $46.1 million, or 40.8%, resulting primarily from a 49.8% decrease in the number of financing transactions. This decrease was partially offset by an increase in the average transaction size of 4.5%, and an increase in the average fee per transaction of 13.8%, resulting in an increase in the average fee rate of seven basis points.
Other revenue. Other revenue of $19.3 million in 2023 was comparable to $18.4 million in 2022.

Total Operating Expenses
Our total operating expenses were $705.3 million in 2023 compared to $1,164.3 million in 2022, a decrease of $459.0 million, or 39.4%. Cost of services decreased by $444.2 million and selling, general, and administrative expenses decreased by $15.0 million, as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services decreased to $406.6 million in 2023 from $850.9 million in 2022, a decrease of $444.2 million, or 52.2%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenue discussed above. Cost of services as a percentage of total revenue decreased by 240 basis points to 63.0% compared to 2022 primarily due to our senior investment sales and financing professionals earning a lower amount of additional commissions due to lower revenue.
Selling, general, and administrative expense. Selling, general and administrative expense decreased to $285.0 million in 2023, from $300.0 million in 2022, a decrease of $15.0 million or 5.0%. The decrease was primarily due to a reduction in compensation-related costs, specifically performance-based bonuses for 2023, partially offset by an increase in business development, marketing, and expensing of forgivable loans related to the long-term retention of our sales and financing professionals. As a percentage of revenue, selling, general and administrative expense increased due to the fixed nature of certain of these expenses.
Depreciation and amortization expense. Depreciation and amortization expense increased by an immaterial amount in 2023 compared to 2022.
Other Income, Net
Other income, net increased to $19.9 million in 2023 from $5.3 million in 2022. The increase of $14.5 million was primarily driven by an increase of $8.9 million in income from investments as a result of increased interest rates and a favorable change of $3.3 million in the value of our deferred compensation plan assets that are held in a rabbi trust.
Interest Expense
Interest expense increased by an immaterial amount in 2023 compared to 2022, and primarily relates to interest expense on our SARs liability.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $6.4 million in 2023, compared to a provision for income taxes of $37.8 million in 2022. The effective income tax rate for 2023 was 15.8% compared to 26.6% for 2022. The majority of the reduction in the effective tax rate is related to permanent and other items and state income tax expense as presented in Note 12 - "Income Taxes" of our accompanying Notes to Consolidated Financial Statements.
Comparison of Years Ended December 31, 2022 and 2021
A discussion regarding our results of operations for the year ended December 31, 2022 compared to the results for the year ended December 31, 2021 can be found under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023, which is available on the SEC’s website at www.sec.gov.
Non-GAAP Financial Measure
In this Annual Report on Form 10-K, we include a non-GAAP financial measure, Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income before (i) interest income and other, including net realized gains (losses) on marketable debt securities, available-for-sale and cash, cash equivalents, and restricted cash, (ii) interest expense, (iii) (benefit) provision for income taxes, (iv) depreciation and amortization, (v) stock-based compensation, and (vi) non-cash MSR activity. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(34,035)	$104,225	$142,470
Adjustments:
Interest income and other (1)	(17,890)	(7,951)	(2,496)
Interest expense	888	708	580
(Benefit) provision for income taxes	(6,366)	37,804	50,833
Depreciation and amortization	13,627	13,406	11,721
Stock-based compensation	24,146	17,312	10,361
Non-cash MSR activity (2)	—	—	(467)
Adjusted EBITDA	$(19,630)	$165,504	$213,002
(1)Other includes net realized gains (losses) on marketable debt securities, available-for-sale.
(2)Non-cash MSR activity includes the assumption of servicing obligations.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, marketable debt securities, available-for-sale and, if necessary, borrowings under the Credit Agreement (as defined herein). In order to enhance our yield, we have invested a portion of our cash in money market funds and fixed and variable income debt securities, in accordance with our investment policy approved by the Board of Directors. Certain of our investments in money market funds may not maintain a stable net asset value and may impose a discretionary liquidity fee. To date, we have not experienced any restrictions on our ability to redeem funds from money market funds. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash and cash equivalents, proceeds from the sale of marketable debt securities, available-for-sale or availability under the Credit Agreement.
Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $65.1 million to $170.8 million at December 31, 2023, compared to $235.9 million at December 31, 2022. The following table sets forth our summary cash flows for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Years Ended December 31,
	2023	2022	2021
Net cash (used in) provided by operating activities	$(72,430)	$13,629	$255,903
Net cash provided by (used in) investing activities	74,867	(53,975)	(108,356)
Net cash used in financing activities	(67,679)	(105,555)	(5,919)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	122	(366)	(2,640)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(65,120)	(146,267)	138,988
Cash, cash equivalents, and restricted cash at beginning of period	235,873	382,140	243,152
Cash, cash equivalents, and restricted cash at end of period	$170,753	$235,873	$382,140

Operating Activities
Cash flows used in operating activities were $72.4 million in 2023 compared to cash flows provided by operating activities of $13.6 million in 2022. The $86.0 million decrease in cash flows from operating activities in 2023 compared to 2022 was primarily due to decreased operating income, as discussed above. The cash flows from operating activities were also affected by the timing of certain cash receipts and payments.
Investing Activities
Cash flows provided by investing activities were $74.9 million in 2023 compared to cash flows used in investing activities of $54.0 million in 2022. The $128.9 million increase in cash provided by investing activities in 2023 compared to 2022 was primarily due to a net increase of $119.1 million in net proceeds from sales, purchases, and maturities of securities in 2023 compared to the same period in 2022, as well as the 2022 acquisition of a business for $12.5 million, with no corresponding outflow in 2023.
Financing Activities
Cash flows used in financing activities were $67.7 million in 2023 compared to $105.6 million in 2022. The decrease of $37.9 million in cash flows used in financing activities in 2023 compared to 2022 was primarily due to a decrease of $5.3 million in taxes paid related to net share settlement of stock-based awards, along with a decrease of $40.3 million in dividends paid, partially offset by an increase of $10.4 million in stock repurchases. The decrease in dividend paid relates primarily to a one-time special dividend paid in 2022 with no corresponding one-time dividend payment in 2023.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, and proceeds from the sale of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months and beyond. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of December 31, 2023, cash, cash equivalents, and restricted cash and marketable debt securities, available-for-sale, aggregated $407.1 million.
Credit Agreement
We have a credit agreement with Wells Fargo Bank, National Association (as amended, the "Credit Agreement") which provides for a $10.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2024. We monitor covenant compliance on a regular basis to ensure continued compliance with the Credit Agreement. Our ability to borrow under the Credit Agreement is limited by our ability to comply with its covenants or obtain necessary waivers. See Note 15 – “Commitments and Contingencies” of our accompanying Notes to Consolidated Financial Statements for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae, which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of December 31, 2023, the Company has agreed to a maximum aggregate guarantee obligation of $152.6 million relating to loans with an unpaid balance of $915.4 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The Company records a loan-loss obligation and is required to provide cash collateral to MTRCC for this obligation and has provided $283,000 as of December 31, 2023 which is included in cash and cash equivalent on the balance sheet.

Material Cash Requirements
The following table summarizes current and long-term material cash requirements as of December 31, 2023, which we expect to fund primarily with operating cash flows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other (7)
Operating lease liabilities, including imputed interest (1)	$100,099	$21,795	$38,241	$20,711	$19,352	$—
SARs liability (principal and interest) (2)	19,264	2,457	5,559	1,382	9,866	—
Deferred commissions payable (3)	48,706	20,508	28,198	—	—	—
Deferred compensation liability (4)	8,356	201	221	207	1,587	6,140
Contingent consideration (5)	5,482	819	4,588	75	—	—
Deferred consideration (5)	1,570	1,177	393	—	—	—
Other (6)	15,888	9,162	2,130	1,130	390	3,076
	$199,365	$56,119	$79,330	$23,505	$31,195	$9,216
(1)See Note 4 – “Operating Leases” of our accompanying Notes to Consolidated Financial Statements.
(2)Forecasted principal payments are based on each participant’s estimated retirement age and current contractual interest rate of 5.79% as of January 1, 2023 and reflect required payments that resulted from the retirement of certain executives. See Note 7 – “Selected Balance Sheet Data” of our accompanying Notes to Consolidated Financial Statements.
(3)Includes short-term and long-term deferred commissions payable (excludes commissions currently payable on closed transactions). See Note 7 – “Selected Balance Sheet Data” of our accompanying Notes to Consolidated Financial Statements.
(4)Represents current estimated payouts for participants currently receiving payments based on their elections at the time of deferral. We hold assets in a rabbi trust of $10.8 million to settle outstanding amounts when they become due. Amounts assume no increase or decrease in the liability due to future returns or losses. See Note 7 – “Selected Balance Sheet Data” of our accompanying Notes to the Consolidated Financial Statements.
(5)Relates to contingent and deferred consideration in connection with our business acquisitions. See Note 6 – “Acquisitions, Goodwill and Other Intangible Assets” and Note 9 – “Fair Value Measurements” of our accompanying Notes to Consolidated Financial Statements.
(6)Relates to amounts that may be advanced to sales and financing professionals. See Note 15 – “Commitments and Contingencies” of our accompanying Notes to Consolidated Financial Statements.
(7)Amounts in Other represent amounts where payments are dependent on future events, which may occur at any time from less than 1 year to more than 5 years and relates to our deferred compensation liability and certain advances to sales and financing professionals. Payments for deferred compensation liability are based on the participants’ elections at the time of deferral and may not begin before separation from service. The ultimate resolution depends on many factors and assumptions. Certain amounts advanced to sales and financing professionals are contingent upon reaching specified performance criteria. Accordingly, we are not able to reasonably estimate the timing of such payments, if any.
Other than operating expenses, including those accrued and payable as December 31, 2023, cash requirements for 2024 are expected to consist primarily of capital expenditures for the future acquisitions, if any, payment of dividends, payments for stock repurchases, and advances to our investment sales and financing professionals.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of increased interest rates on the broader economy.
The annual inflation rate in the U.S. increased to 9.1% in June 2022, the highest annual inflation rate since November 1981, but has fallen to 3.4% in December 2023. In 2022 through 2023, the Federal Reserve increased the federal funds rate to the 5.25%-5.5% range in an effort to combat inflation, and this has had an adverse impact on commercial real estate transactions. Inflation has increased the wages paid to our employees and independent contractors. Furthermore, our clients are also affected by inflation and increased interest rates. Entering 2024, consensus forecasts anticipate the Federal Reserve will begin cutting rates this year, but the timing and magnitude of any prospective cuts will be dependent on a continued decline in inflation and slowing economic growth.
Critical Accounting Estimates
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
Due to the nature of our business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, our tax position can be complex. As such, our effective tax rate is subject to changes as a result of fluctuations in the mix of our activity in the various jurisdictions in which we operate including changes in tax rates, state apportionment, tax related interest and penalties, valuation allowances and other permanent items, including net windfalls and shortfalls related to stock-based compensation. Calculating some of the amounts involves a high degree of judgment. Our state taxes, net of federal benefit, has ranged from 1.5% to 4.8% over the past 3 years.
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
The above factors create volatility in our effective tax rate from quarter to quarter and have caused our effective tax rates to range from 15.8% to 26.6% over the past three years.
We recognize interest and penalties incurred as income tax expense. See Note 12 – “Income Taxes” of our accompanying Notes to Consolidated Financial Statements for additional information.

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
Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all of which add complexity and impact the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. We use the implicit rate in the lease when determinable. As most of our leases do not have a determinable implicit rate, determining the rate to be used in our calculations is judgmental. We use an estimated incremental borrowing rate based on borrowing options under our credit agreement and apply a spread over treasury rates for the indicated term of the lease based on the information available on the commencement date of the lease. As a result, the incremental borrowing rate has and will continue to be impacted by market interest rates. The weighted average incremental borrowing rate was 4.7% in 2023 and 3.9% in 2022. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
We have lease agreements with lease and non-lease components, which are accounted for as a single lease component. Lease cost is recognized on a straight-line basis over the lease term. Variable lease payments consist of common area costs, insurance, taxes, utilities, parking, and other lease related costs, which are determined principally based on billings from landlords.
Investments in Marketable Debt Securities, Available-for-Sale
We maintain a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities, and other. We consider our investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. We determine the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income, net in the consolidated statements of operations. See Note 5 – “Investments in Marketable Debt Securities, Available-for-Sale” of our accompanying Notes to Consolidated Financial Statements for additional information. We typically invest in highly rated debt securities, and our investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities.
Unrealized losses on our marketable securities, available-for-sale, fluctuate based on changes in market interest rates due the fixed interest rates of most of the securities. Unrealized losses aggregated $2,635,000 and $5,508,000 as of December 31, 2023 and 2022, respectively. We review our investment portfolio quarterly for all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. We exclude accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale, for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive (loss) income, net of applicable taxes. We made an accounting policy election to not measure an allowance for credit losses for accrued interest receivable. We evaluate write-off of accrued interest receivable by the major security-type level at the time credit loss exists for the underlying security.
Determining whether a credit loss exists requires a high degree of judgment, and we consider both qualitative and quantitative factors in making our determination. We evaluate our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. For all securities in an unrealized loss position, we evaluate, among other items, the extent and length of time the fair market value of a security is less than its amortized cost, time to maturity, duration, seniority, the financial condition of the issuer including credit ratings, any changes thereto and relative default rates and loss severity, leverage ratios, availability of liquidity to make principle and interest payments, performance indicators of the underlying assets, analyst reports and recommendations, and changes in base and market interest rates. If the qualitative and quantitative analysis is sufficient to conclude that an impairment related to credit losses does not exist, we typically do not perform further quantitative analysis to estimate the present value of cash flows expected to be collected from the debt security. Estimates of expected future cash flows are our best estimate based on past events, current conditions, and reasonable and supportable economic forecasts. To date, we have not recorded any credit losses or impairments on our portfolio of marketable securities, available for sale.
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
In its determination of fair value for contingent and deferred consideration, the Company uses judgment in determining the probability of achieving contractual EBITDA and other performance targets and the time frame in which the settlements will occur. Further, judgment is used in determining the appropriate current and future interest rates to apply in each situation. The Company estimated the probability of achievement of contractual EBITDA and other performance targets was between 11.1% to 100.0% based on each acquisition’s historical and estimated future performance and risk adjusted discount rates of between 5.3% to 6.4%, which resulted in a recorded fair value for the contingent consideration of $5.5 million and $7.1 million as of December 31, 2023, and 2022, respectively. The Company estimated the fair value of the deferred consideration using a discounted cash flow estimate using market rates, with the only remaining condition on such payments being the passage of time which resulted in a recorded fair value of $1.6 million and $5.1 million as of December 31, 2023, and 2022, respectively. The maximum undiscounted future settlements of contingent and deferred consideration was $14.7 million at December 31, 2023, and the Company is uncertain as to the extent of the volatility in the judgments and unobservable inputs will have on the ultimate settlement of these amounts in the foreseeable future.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, see Note 2 – “Accounting Policies and Recent Accounting Pronouncements” of our accompanying Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K. We do not believe any of the other accounting pronouncements listed in that note will have a significant impact on our business.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of December 31, 2023, the fair value of investments in marketable debt securities, available-for-sale was $236.3 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management, yield management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average credit rating of our portfolio investments (exclusive of cash, cash equivalents, and restricted cash) was AA as of December 31, 2023. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of December 31, 2023 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease …..................	$4,624
1% Decrease …..................	$2,312
1% Increase …..................	$(2,311)
2% Increase …..................	$(4,621)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on such evaluation, our management has concluded that as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In conducting its assessment, management used the criteria issued by COSO. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria. The effectiveness of internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a number of our employees and independent contractors are still working remotely. The design of our processes and controls allow for remote execution with accessibility to secure data. Given the current environment, we are continually monitoring and assessing the design and operating effectiveness on our internal controls.
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
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements
During the quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The names and ages of our executive officers and directors as of February 27, 2024 are as follows:

Name	Age	Position(s)
Hessam Nadji	58	President, Chief Executive Officer and Director
Steven F. DeGennaro	60	Executive Vice President and Chief Financial Officer
John David Parker	43	Executive Vice President and Chief Operating Officer, Eastern Division
Richard Matricaria	45	Executive Vice President and Chief Operating Officer, Western Division
Gregory A. LaBerge	53	Senior Vice President, Chief Administrative Officer
Hessam Nadji
Mr. Nadji has served as President and Chief Executive Officer and as a director of the Company since March 2016. He previously served as Senior Executive Vice President and Chief Strategy Officer. He joined the Company as Vice President of Research in 1996 and held various other senior management roles through the years, including Chief Marketing Officer and head of the Company’s specialty brokerage divisions. He launched the Company's IPA division and played a leading role in the Company’s initial public offering in 2013. Mr. Nadji received a B.S. in information management and computer science from City University in Seattle and has over 35 years of experience working in the real estate industry.
Steven F. DeGennaro
Mr. DeGennaro has served as Executive Vice President and Chief Financial Officer since August 2020. Prior to joining the Company, Mr. DeGennaro held the position of Chief Financial Officer at InTouch Health Inc., a venture-backed telehealth company, from March 2018 to July 2020. Prior to that he served as Chief Financial Officer at Xirrus, Inc., a manufacturer of wireless networking products, from January 2004 to November 2017. He also served as Chief Financial Officer at Calix Networks, Inc. and Xircom, Inc. Mr. DeGennaro began his career at KPMG. Mr. DeGennaro holds a B.B.A. in Accounting from the University of San Diego.
John David Parker
Mr. Parker has served as Executive Vice President and Chief Operating Officer, Eastern Division since June 2021. Mr. Parker joined the Company in 2004 as a multifamily agent in the Manhattan office and transitioned to management in 2006. In 2007, Mr. Parker opened the Company's Brooklyn office and took over responsibility for the New York regional offices soon afterward. Mr. Parker was appointed Division Manager for the Northeast in 2016 and has been instrumental in driving the Company's expansion in Canada. Mr. Parker holds a bachelor’s degree in operations and information systems management from Pennsylvania State University.
Richard Matricaria
Mr. Matricaria has served as Executive Vice President and Chief Operating Officer, Western Division since June 2021. Mr. Matricaria joined the Company in 2000 as a retail broker from 2002 to 2010 before moving to management in 2010. From 2010 to 2016, Mr. Matricaria opened offices in Orlando and Tampa, and in 2016, Mr. Matricaria moved to Chicago to oversee the Midwest Division. Mr. Matricaria relocated to the Company's headquarters in Calabasas in 2019 as part of his expanded responsibilities. Mr. Matricaria received a B.B.A. in management from the University of Alabama and earned an M.B.A. from St. Thomas University.
Gregory A. LaBerge
Mr. LaBerge has served as Senior Vice President and Chief Administrative Officer since 2015. Mr. LaBerge joined the Company in 2005 as an investment broker, became a regional manager in 2008, and was named National Director of our National Hospitality Group in 2012. Prior to that, he worked for 10 years as a management consultant, five years with

Ernst & Young LLP, and for Diamond Technology Partners (now part of PricewaterhouseCoopers LLP). His expertise was in working with Fortune 500 companies on strategic and operational initiatives. Mr. LaBerge received his B.A. degree in economics from Northwestern University and his M.B.A. from the Kelley School of Business at Indiana University.
Other Proxy Information
Certain information required by this Item regarding our Audit Committee is incorporated herein by reference to information appearing in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (“Proxy Statement”), which information will appear under the caption entitled “Corporate Governance—Board Committees and Charters.”

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

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2023. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,982,406	$—	3,332,511
Equity compensation plans not approved by security holders	—	—	—
	1,982,406	$—	3,332,511
(1)Consists of restricted stock units (“RSUs”) granted under our 2013 Plan. Excludes restricted stock awards granted under the 2013 Plan, purchase rights granted under the ESPP. Excludes 17,073 shares of restricted stock units subject to the approval of the revised 2013 Plan by the stockholders at the annual meeting of stockholders on May 2, 2024, which were previously approved by the Compensation Committee subject to shareholder approval.
(2)Outstanding RSUs have no exercise price.
(3)Includes 3,221,417 shares available for future issuance under the 2013 Plan. Includes 111,094 shares available for future issuance under the ESPP, including shares subject to purchase during the current offering period, which commenced on November 15, 2023 (the exact number of which will not be known until the purchase date on May 15, 2024). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period, may not exceed 1,250 shares.
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
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to information appearing in our Proxy Statement, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2024” in the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Report:
(1)Consolidated Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form 10-K beginning on page F-1.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
(2)Financial Statement Schedules
The financial statement schedules have been omitted because they are not applicable, or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(b)Exhibits
The following exhibits are included herein or incorporated herein by reference:

Number	Description

3.1
Amended and Restated Certificate of Incorporation of Marcus & Millichap, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended September 30, 2013 filed on November 22, 2013).

3.2
Amended and Restated Bylaws of Marcus & Millichap, Inc. (incorporated by reference to Exhibit 3.2 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended September 30, 2013 filed on November 22, 2013).

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

10.13
First Amendment to the Second Amended and Restated Credit Agreement dated September 25, 2023, by and between Marcus & Millichap, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) filed on November 3, 2023).

10.14†
Employment Agreement between the Company and Steven F. DeGennaro effective as of August 4, 2020 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended September 30, 2020 filed on November 9, 2020).

10.15†
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

10.17†
Employment Agreement by and between John David Parker and Marcus & Millichap, Inc., dated August 4, 2022 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 20, 2022 filed on August 5, 2022).

10.18†
Employment Agreement by and between Richard Matricaria and Marcus & Millichap, Inc., dated August 4, 2022 (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2022 filed on August 5, 2022).

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Restated Compensation Recovery Policy of Marcus & Millichap, Inc.

Number	Description

101*
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: February 27, 2024	Marcus & Millichap, Inc.

/s/ Hessam Nadji
Hessam Nadji
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hessam Nadji	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2024
Hessam Nadji

/s/ Steven F. DeGennaro	Chief Financial Officer (Principal Financial Officer)	February 27, 2024
Steven F. DeGennaro

/s/ Kurt H. Schwarz	First Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2024
Kurt H. Schwarz

/s/ George M. Marcus	Director	February 27, 2024
George M. Marcus

/s/ Collete English Dixon	Director	February 27, 2024
Collete English Dixon

/s/ Norma J. Lawrence	Director	February 27, 2024
Norma J. Lawrence

/s/ Lauralee E. Martin	Director	February 27, 2024
Lauralee E. Martin

/s/ Nicholas F. McClanahan	Director	February 27, 2024
Nicholas F. McClanahan

/s/ George T. Shaheen	Director	February 27, 2024
George T. Shaheen

/s/ Don C. Watters	Director	February 27, 2024
Don C. Watters

MARCUS & MILLICHAP, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Marcus & Millichap, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Deferred commissions payable
Description of the Matter
At December 31, 2023, Company’s commissions payable to investment sales and financing professionals was $80.9 million. As discussed in Note 7 to the consolidated financial statements, certain investment sales and financing professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. All commissions are recognized as cost of services in the period in which they are earned as they relate to specific transactions closed. The Company has the ability to defer payment of certain commissions, at its election, for up to three years. These payments are referred to as deferred commissions.

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
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Marcus & Millichap, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Marcus & Millichap, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Los Angeles, California
February 27, 2024

MARCUS & MILLICHAP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$170,753	$235,873
Commissions receivable	16,171	8,453
Prepaid expenses	8,813	9,411
Income tax receivable	9,299	8,682
Marketable debt securities, available-for-sale (amortized cost of $169,018 and $254,682 at December 31, 2023 and December 31, 2022, respectively, and $0 allowance for credit losses)	168,881	253,434
Advances and loans, net	3,574	4,005
Other assets, current	16,203	7,282
Total current assets	393,694	527,140
Property and equipment, net	27,450	27,644
Operating lease right-of-use assets, net	90,058	87,945
Marketable debt securities, available-for-sale (amortized cost of $69,538 and $72,819 at December 31, 2023 and December 31, 2022, respectively, and $0 allowance for credit losses)	67,459	68,595
Assets held in rabbi trust	10,838	9,553
Deferred tax assets, net	46,930	41,321
Goodwill and other intangible assets, net	51,183	55,696
Advances and loans, net	175,827	169,955
Other assets, non-current	14,972	15,859
Total assets	$878,411	$1,003,708
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,126	$11,450
Deferred compensation and commissions	55,769	75,321
Operating lease liabilities	18,336	16,984
Accrued bonuses and other employee related expenses	19,119	38,327
Other liabilities, current	3,919	9,933
Total current liabilities	105,269	152,015
Deferred compensation and commissions	47,771	64,461
Operating lease liabilities	69,407	65,109
Other liabilities, non-current	10,690	8,614
Total liabilities	233,137	290,199
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,412,484 and 39,255,838 at December 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	153,740	131,541
Retained earnings	492,298	585,581
Accumulated other comprehensive loss	(768)	(3,617)
Total stockholders’ equity	645,274	713,509
Total liabilities and stockholders’ equity	$878,411	$1,003,708
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue:
Real estate brokerage commissions	$559,752	$1,170,310	$1,170,969
Financing fees	66,898	112,978	109,690
Other revenue	19,277	18,422	15,781
Total revenue	645,927	1,301,710	1,296,440
Operating expenses:
Cost of services	406,645	850,894	840,209
Selling, general and administrative	285,023	300,009	255,154
Depreciation and amortization	13,627	13,406	11,721
Total operating expenses	705,295	1,164,309	1,107,084
Operating (loss) income	(59,368)	137,401	189,356
Other income, net	19,855	5,336	4,527
Interest expense	(888)	(708)	(580)
(Loss) income before (benefit) provision for income taxes	(40,401)	142,029	193,303
(Benefit) provision for income taxes	(6,366)	37,804	50,833
Net (loss) income	$(34,035)	$104,225	$142,470

(Loss) earnings per share:
Basic	$(0.88)	$2.61	$3.57
Diluted	$(0.88)	$2.59	$3.55
Weighted average common shares outstanding:
Basic	38,659	39,893	39,888
Diluted	38,659	40,186	40,187
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2023	2022	2021

Net (loss) income	$(34,035)	$104,225	$142,470
Other comprehensive income (loss):
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	2,300	(4,565)	(1,554)
Reclassification adjustment for net gains and losses included in other income, net	142	(70)	72
Net change, net of tax of $813, $(1,559) and $(505) for the years ended December 31, 2023, 2022, and 2021, respectively	2,442	(4,635)	(1,482)
Foreign currency translation gain (loss), net of tax of $0 for each of the years ended December 31, 2023, 2022, and 2021, respectively	407	108	(182)
Total other comprehensive income (loss)	2,849	(4,527)	(1,664)
Comprehensive (loss) income	$(31,186)	$99,698	$140,806
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	39,401,976	$4	$113,182	$431,076	$2,574	$546,836
Net and comprehensive income (loss)	—	—	—	—	—	142,470	(1,664)	140,806
Stock-based award activity:
Stock-based compensation	—	—	—	—	10,361	—	—	10,361
Issuance of common stock pursuant to employee stock purchase plan	—	—	20,152	—	653	—	—	653
Issuance of common stock for settlement of deferred stock units	—	—	60,373	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	260,525	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	13,323	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(91,457)	—	(3,352)	—	—	(3,352)
Issuance of common stock for stock settled deferred consideration	—	—	27,481	—	1,000	—	—	1,000
Balance as of December 31, 2021	—	—	39,692,373	4	121,844	573,546	910	696,304
Net and comprehensive income (loss)	—	—	—	—	—	104,225	(4,527)	99,698
Dividends	—	—	—	—	—	(62,572)	—	(62,572)
Stock-based award activity:
Stock-based compensation	—	—	—	—	17,312	—	—	17,312
Issuance of common stock pursuant to employee stock purchase plan	—	—	19,813	—	709	—	—	709
Issuance of common stock for settlement of deferred stock units	—	—	281,193	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	292,953	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	11,494	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(206,390)	—	(9,741)	—	—	(9,741)
Issuance of common stock for stock settled deferred consideration	—	—	28,673	—	1,417	—	—	1,417
Repurchases of common stock	—	—	(864,271)	—	—	(29,618)	—	(29,618)
Balance as of December 31, 2022	—	—	39,255,838	4	131,541	585,581	(3,617)	713,509
Net and comprehensive (loss) income	—	—	—	—	—	(34,035)	2,849	(31,186)
Dividends	—	—	—		—	(20,372)	—	(20,372)
Stock-based award activity:
Stock-based compensation	—	—	—	—	24,146	—	—	24,146
Issuance of common stock pursuant to employee stock purchase plan	—	—	25,818	—	661	—	—	661
Issuance of common stock for vesting of restricted stock units	—	—	453,986	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,339	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(138,451)	—	(4,441)	—	—	(4,441)
Issuance of common stock for stock settled deferred consideration	—	—	58,205	—	1,833	—	—	1,833
Repurchases of common stock	—	—	(1,260,251)	—	—	(38,876)	—	(38,876)
Balance as of December 31, 2023	—	$—	38,412,484	$4	$153,740	$492,298	$(768)	$645,274
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(34,035)	$104,225	$142,470
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	13,627	13,406	11,721
Non-cash lease expense	26,348	23,112	23,729
Credit loss expense (recovery)	(128)	(51)	166
Stock-based compensation	24,146	17,312	10,361
Deferred taxes, net	(6,429)	(6,073)	(11,845)
Unrealized foreign exchange losses (gains)	(37)	534	3,824
Net realized losses (gains) on marketable debt securities, available-for-sale	190	(86)	(219)
Other non-cash items	(341)	(973)	641
Changes in operating assets and liabilities:
Commissions receivable	(7,590)	8,445	(10,832)
Prepaid expenses	599	3,802	(3,066)
Advances and loans	(5,177)	(54,818)	(12,382)
Other assets	(7,208)	(9,830)	(3,046)
Accounts payable and accrued expenses	(2,960)	(4,071)	9,779
Income tax receivable and payable	(616)	(26,535)	14,128
Accrued bonuses and other employee related expenses	(19,182)	(11,491)	29,073
Deferred compensation and commissions	(35,846)	(24,631)	75,047
Operating lease liabilities	(18,364)	(21,176)	(21,276)
Other liabilities	573	2,528	(2,370)
Net cash (used in) provided by operating activities	(72,430)	13,629	255,903
Cash flows from investing activities
Acquisition of businesses, net of cash received	—	(12,500)	229
Purchases of marketable debt securities, available-for-sale	(302,283)	(380,799)	(378,106)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	391,612	350,993	285,628
Purchases of convertible notes	(5,000)	—	—
Purchases of securities, held-to-maturity	—	—	(9,500)
Issuances of employee notes receivable	(126)	(74)	(40)
Payments received on employee notes receivable	34	71	290
Purchase of property and equipment	(9,370)	(11,666)	(6,857)
Net cash provided by (used in) investing activities	74,867	(53,975)	(108,356)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(4,441)	(9,741)	(3,352)
Proceeds from issuance of shares pursuant to employee stock purchase plan	661	709	653
Dividends paid	(20,103)	(60,358)	—
Principal payments on stock appreciation rights liability	(1,945)	(1,761)	(1,481)
Principal payments on deferred and contingent consideration	(2,410)	(5,351)	(1,739)
Cash paid for stock repurchases	(39,441)	(29,053)	—
Net cash used in financing activities	(67,679)	(105,555)	(5,919)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	122	(366)	(2,640)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(65,120)	(146,267)	138,988
Cash, cash equivalents, and restricted cash at beginning of period	235,873	382,140	243,152
Cash, cash equivalents, and restricted cash at end of period	$170,753	$235,873	$382,140

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Supplemental disclosures of cash flow information:
Interest paid during the period	$478	$614	$749
Income taxes paid, net	$674	$69,847	$48,563
Cash paid for amounts included in the measurement of operating lease liabilities	$22,276	$21,770	$23,662

Supplemental disclosures of noncash investing and financing activities:
Unpaid purchases of property and equipment	$257	$684	$406
Right-of-use assets obtained in exchange for operating lease liabilities	$28,306	$27,027	$19,981
Issuance of stock for the settlement of deferred consideration	$1,833	$1,417	$1,000
Dividend payable	$923	$2,215	$—
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
1.    Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. As of December 31, 2023, MMI operates over 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
2.    Accounting Policies and Recent Accounting Pronouncements
Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
The Company considers cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. Portions of the balance of cash, cash equivalents, and restricted cash were held in financial institutions, various money market funds with fixed and floating net asset values and short-term commercial paper. Money market funds have floating net asset values and may be subject to liquidity fees. The Company assesses short-term commercial paper for impairment in connection with investments in marketable debt securities, available-for-sale. The likelihood of realizing material losses from cash, cash equivalents, and restricted cash, including the excess of cash balances over federally insured limits, is remote.
Revenue Recognition
The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell interests in commercial properties and generates financing fees from securing financing on purchase transactions, from refinancing its clients’ existing mortgage debt and other ancillary fees associated with financing activities, including, but not limited to, debt and equity advisory services, loan sales, due diligence services, loan guarantee fees, loan performance fees and other consulting.
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
Other Revenue
Other revenue includes fees generated from consulting and advisory services, leasing, as well as referral fees from other real estate brokers, and such fees are recognized when services are provided, upon closing of the transaction or when the Company has no further obligations.
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
Commissions Receivable, Net
Commissions receivable, net consists of commissions earned on brokerage and financing transactions for which payment has not yet been received. The Company evaluates the need for an allowance for credit losses based on consideration of historical experience, current conditions and forecasts of future economic conditions. The majority of commissions earned are settled within 10 days after the close of escrow. Certain commissions for leasing transactions are received upon occupancy.
Advances and Loans, Net
Advances and loans, net includes amounts advanced and loans due from the Company’s investment sales and financing professionals.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
In order to attract and retain highly skilled professionals, from time to time the Company advances funds to its investment sales and financing professionals. The advances are typically in the form of forgivable loans that have terms that are generally between 5 and 10 years. The principal amount of a forgivable loan and accrued interest are forgiven over the term of the loan, so long as the investment sales and financing professionals continue to be a service provider with the Company, and/or upon achieving contractual performance criteria. These amounts are charged to selling, general and administrative expense over the service period. If the investment sales and financing professional’s relationship with the Company is terminated before the amount advanced is forgiven, the unforgiven amount, and any accrued interest, becomes due and payable. The Company evaluates the need for an allowance for credit losses based on amounts advanced, expected forgiveness, consideration of historical experience, current conditions and forecasts of future economic conditions. Estimated credit losses, net of any reversals, are charged to credit loss expense included in selling, general and administrative expense. Amounts are generally written off when amounts are determined to be no longer collectable.
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
Cost of Services
Cost of services principally consists of variable commissions, compensation-related costs related to the Company’s financing activities, and other costs for the Company’s investment sales and financing professionals related to transactions closed in the period. Commissions are accrued based on revenue from transactions generated by the Company’s investment sales and financing professionals. Investment sales and financing professionals are compensated at commission rates based on individual agreements, and a portion of the commissions due upon the closing of a transaction may be deferred in accordance with their contracts. Some of the Company's most senior investment sales and financing professionals also have the ability to earn additional commissions after meeting certain annual financial thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at our election, and paid at the end of the third calendar year. These deferred commissions are included in deferred compensation and commissions (current and non-current) captions in the accompanying consolidated balance sheets. Cost of services also includes referral fees paid to other real estate brokers where we are the principal service provider.
Investments in Marketable Debt Securities, Available-for-Sale
The Company maintains a portfolio of investments in a variety of fixed and variable rate debt securities, including U.S. treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities (“ABS”) and other. The Company considers its investments in marketable debt securities to be available-for-sale, and accordingly, are recorded at their fair values. The Company determines the appropriate classification of investments in marketable debt securities at the time of purchase. Interest along with amortization of purchase premiums and accretion of discounts from the purchase date through the estimated maturity date, including consideration of variable maturities and contractual call provisions, are included in other income, net in the consolidated statements of operations. The Company typically invests in highly rated debt securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires substantially all investments to be investment grade, with the primary objective of minimizing the potential risk of principal loss and matching long-term liabilities. See Note 5 – “Investments in Marketable Debt Securities, Available-for-Sale” for additional information.
The Company reviews quarterly its investment portfolio of all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. The Company excludes accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale, for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive (loss) income, net of applicable taxes. The Company made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. The Company evaluates write-off of accrued interest receivable at the time credit loss exists for the underlying security.
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
Assets Held in Rabbi Trust
The Company maintains a non-qualified deferred compensation program for certain employees. Deferred amounts are invested in variable whole life insurance policies owned by the Company supporting the deferred obligation and are held in a rabbi trust. Participants elect to invest in various hypothetical equity and debt securities offered within the plan on a notional basis. The net change in the carrying value of the underlying assets held in the rabbi trust is recorded in other income, net. The change in the deferred compensation liability as a result of the change in the notional value of the participants accounts is recorded as a component of selling, general and administrative expense in the consolidated statements of operations.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Recurring Fair Value Measurements
The Company values its investments including commercial paper and floating net asset value money market funds recorded in cash, cash equivalents, and restricted cash, investments in marketable debt securities, available-for-sale, assets held in the rabbi trust, deferred compensation liability, contingent and deferred consideration and investments in convertible notes at fair value on a recurring basis.
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
We have elected to account for our investments in convertible notes, included in other assets, under the fair value option, with changes in fair value recognized in other income, net in the consolidated statement of operations. We estimate the fair value of each convertible note at each balance sheet date using a scenario-based framework that incorporates various scenarios weighted based on the expected likelihood of occurrence. Within each scenario, a discounted cash flow approach was utilized, taking the expected settlement for the event, and discounting it based on the expected timing and a discount rate. Each of the assumptions in the model were considered significant assumptions. We noted that a change in the expected probability, expected payoff, timing, or discount rate, would result in a change to the fair value ascribed to the convertible notes. As these are significant inputs not observable in the market, the valuation is classified as a Level 3 measurement.
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
Other Assets
Other assets consist primarily of securities, held-to-maturity, investments in convertible notes, loan performance fee receivable, security deposits made in connection with operating leases, customer trust accounts, employee notes receivable and other assets and receivables. In connection with a brokerage transaction, the Company may need to, or be required to, hold cash in escrow for a transaction participant. These amounts are deposited into separate customer trust accounts controlled by the Company. The amounts are included in current other assets, net, with a corresponding liability included in accounts payable and other liabilities, both in the consolidated balance sheets.
Leases
The Company utilizes operating leases for all its facilities and autos. The Company determines if an arrangement is a lease at inception. Right-of-use assets (“ROU assets”) represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s contractual obligation to make lease payments under the lease. Operating leases are included in operating lease ROU assets, and operating lease liabilities, current and non-current captions in the consolidated balance sheets.
ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all of which add complexity and impact the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. The Company uses the implicit rate in the lease when determinable. As most of the Company’s leases do not have a determinable implicit rate, the Company uses an estimated incremental borrowing rate calculated on a spread over treasuries based on our estimated credit rating for the indicated term of the lease based on the information available on the commencement date of the lease. The Company typically leases general purpose built-out office space, which reverts to the lessor upon termination of the lease. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
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
Advertising costs for the years ended December 31, 2023, 2022, and 2021 were $1,892,000, $1,653,000, and $830,000 respectively.
Income Taxes
The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (ii) operating losses and tax credit carryforwards. The Company measures existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to have temporary differences realized or settled. The Company recognizes in the (benefit) provision for income taxes, the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. The Company periodically evaluates deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, the Company considers the timing of deferred tax reversals, current year taxable income and historical performance. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
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
Foreign Currency Translation
The Company prepares the financial statements of its Canadian subsidiary using the local currency as the functional currency. The assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of stockholder’s equity through other comprehensive income (loss) in the consolidated statements of comprehensive (loss) income.
Income and expenses are translated at the average monthly rates of exchange. The Company includes gains and losses from foreign currency transactions in other income, net in the consolidated statements of operations.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, and restricted cash, investments in marketable debt securities, available-for-sale, investments in strategic alliance partners (included in other assets), security deposits (included under other assets, non-current), and commissions receivable, net. Cash, cash equivalents, and restricted cash are placed with high-credit quality financial institutions and invested in high-credit quality money market funds and commercial paper. Concentrations and ratings of investments in marketable debt securities, available-for-sale are limited by the approved investment policy.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
risk related to the guarantees assumed by monitoring the underlying property type, geographic location, credit of the borrowers, underlying debt service coverage, and loan to value ratios.
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the years ended December 31, 2023, 2022, and 2021, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the year ended December 31, 2023, the Company’s Canadian operations represented approximately 4% of total revenue. During each of the years ended December 31, 2022 and 2021, the Company’s Canadian operations represented 2% of total revenue.
During each of the years ended December 31, 2023, 2022, and 2021, no office represented 10% or more of total revenue.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
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
Recent Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was issued in response to the SEC’s final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated, and to align the requirements in the Codification with the SEC’s disclosure requirements. The effective date for each amendment in ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to require the disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (the “CODM”), and (iii) included in each reported measure of a segment’s profit or loss. Public entities will be required to provide this disclosure quarterly. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. Pursuant to this ASU, the notes to the Company's consolidated financial statements will include incremental disclosures related to the Company's single reportable segment, including the disclosures about the CODM’s review of the Company's consolidated net operating income — the profit/loss measure of its single reportable segment — and a reconciliation of consolidated net operating income to its consolidated net income. Compliance with these and certain other disclosure requirements will be required for the Company's Annual Report on Form 10-K for the year 2024, and for subsequent quarterly and annual reports, with early adoption permitted. The Company expects to adopt this ASU for its 2024 Annual Report on Form 10-K.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), to require disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
3.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Computer software and hardware equipment	$49,851	$42,617
Furniture, fixtures and equipment	26,097	26,453
Less: accumulated depreciation and amortization	(48,498)	(41,426)
	$27,450	$27,644
Depreciation expense for property and equipment was $8.9 million, $7.5 million and $7.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
During the years ended December 31, 2023 and 2022, the Company wrote-off approximately $2.0 million and $1.2 million, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
4.    Operating Leases
The Company has operating leases for all of its facilities and autos. The operating lease cost, included in selling, general and administrative expense in the consolidated statements of operations, consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Operating lease cost:
Lease cost (1)	$30,269	$26,038
Variable lease cost (2)	5,283	5,586
Sublease income	(976)	(896)
	$34,576	$30,728
(1)Includes charges related to consolidation of office space during the year ended December 31, 2023.
(2)Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.
Maturities of lease liabilities by year consisted of the following (in thousands):

December 31, 2023
2024	$21,795
2025	21,085
2026	17,156
2027	11,971
2028	8,740
Thereafter	19,352
Total future minimum lease payments	100,099
Less imputed interest	(12,356)
Present value of operating lease liabilities	$87,743

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Other information related to the operating leases consisted of the following:

	December 31,
	2023	2022
Weighted average remaining operating lease term	5.40 years	4.97 years
Weighted average discount rate	4.7%	3.9%
5.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive (loss) income and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$91,951	$—	$60	$(171)	$91,840
Corporate debt	77,067	—	14	(40)	77,041
	$169,018	$—	$74	$(211)	$168,881
Long-term investments:
U.S. treasuries	$10,097	$—	$—	$(245)	$9,852
U.S. government sponsored entities	1,069	—	29	(58)	1,040
Corporate debt	45,990	—	244	(1,669)	44,565
Asset-backed securities (“ABS”) and other	12,382	—	72	(452)	12,002
	$69,538	$—	$345	$(2,424)	$67,459

	December 31, 2022
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$135,688	$—	$14	$(1,153)	$134,549
Corporate debt	118,135	—	1	(95)	118,041
ABS and other	859	—	—	(15)	$844
	$254,682	$—	$15	$(1,263)	$253,434
Long-term investments:
U.S. treasuries	$21,434	$—	$—	$(719)	$20,715
U.S. government sponsored entities	602	—	—	(66)	536
Corporate debt	44,214	—	21	(2,877)	41,358
ABS and other	6,569	—	—	(583)	5,986
	$72,819	$—	$21	$(4,245)	$68,595

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$9,982	$(1)	$20,610	$(415)	$30,592	$(416)
U.S. government sponsored entities	—	—	488	(58)	488	(58)
Corporate debt	45,251	(59)	30,423	(1,650)	75,674	(1,709)
ABS and other	1,701	(15)	5,988	(437)	7,689	(452)
	$56,934	$(75)	$57,509	$(2,560)	$114,443	$(2,635)

	December 31, 2022
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$73,055	$(1,232)	$66,144	$(640)	$139,199	$(1,872)
U.S. government sponsored entities	447	(46)	87	(20)	534	(66)
Corporate debt	130,816	(1,909)	10,681	(1,063)	141,497	(2,972)
ABS and other	4,710	(314)	2,091	(284)	6,801	(598)
	$209,028	$(3,501)	$79,003	$(2,007)	$288,031	$(5,508)

(1)	The fair value excludes accrued interest receivable.
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Gross realized gains (1)	$—	$113	$221
Gross realized losses (1)	$(190)	$(27)	$(2)

(1)	Recorded in other income, net in the consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of December 31, 2023, the portfolio had a weighted average credit rating of AA and a weighted term to contractual maturity of 1.9 years, with 176 securities in the portfolio representing an unrealized aggregate loss of $2.6 million, or 1% of amortized cost, and a weighted average credit rating of AA-.
As of December 31, 2023, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$169,018	$168,881	$254,683	$253,434
Due after one year through five years	48,241	47,200	56,507	54,169
Due after five years through ten years	12,950	12,279	13,435	11,850
Due after ten years	8,347	7,980	2,876	2,576
	$238,556	$236,340	$327,501	$322,029
Weighted average contractual maturity		1.9 years		1.1 years
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$38,046	$—	$38,046	$37,914	$—	$37,914
Intangible assets (1)	31,022	(17,885)	13,137	32,287	(14,505)	17,782
	$69,068	$(17,885)	$51,183	$70,201	$(14,505)	$55,696

(1)
Weighted average remaining amortization period was 3.8 years and 4.5 years as of December 31, 2023 and 2022, respectively. Intangible assets principally include non-competes and customer relationships.

The Company recorded amortization expense for intangible assets of $4.7 million for both of the years ended December 31, 2023 and 2022 and $3.8 million for the year ended December 31, 2021.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Beginning balance	$37,914	$34,071
Additions from acquisitions	—	4,030
Impact of foreign currency translation	132	(187)
Ending balance	$38,046	$37,914
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

Years Ended December 31,
2024	$4,035
2025	3,880
2026	2,156
2027	1,856
2028	1,210
Thereafter	—
$13,137
As of December 31, 2023, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that there was no impairment of goodwill or intangible assets during the years ended December 31, 2023 and 2022.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
7.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans as of December 31, 2023 and 2022 was $680,000 and $791,000, respectively.
Other Assets
Other assets consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2023	2022	2023	2022
Security deposits	$—	$—	$1,491	$1,625
Employee notes receivable	37	6	26	—
Securities, held-to-maturity(1)	9,500	—	—	9,500
Loan performance fee receivable	1,725	766	7,885	4,261
Investments in convertible notes(2)	—	—	5,081	—
Other(3)	4,941	6,510	489	473
	$16,203	$7,282	$14,972	$15,859

(1)	Securities, held-to-maturity, are expected to mature on September 1, 2024 and accrue interest based on the 1-year treasury rate.
(2)
Convertible notes were purchased during the fourth quarter 2023 in connection with strategic alliances with companies in the real estate sector. The convertible notes accrue interest at rates between 6% and 10%, are convertible into equity for premiums and mature in a weighted average 1.7 years subject to extension at the option of the holders.

(3)	Other primarily includes customer trust accounts and prepaid lease costs.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2023	2022	2023	2022
SARs liability (1)	$2,480	$2,323	$11,418	$13,137
Commissions payable to investment sales and financing professionals	52,689	72,247	28,198	45,156
Deferred compensation liability (1)	201	493	8,155	6,168
Other	399	258	—	—
	$55,769	$75,321	$47,771	$64,461

(1)	The SARs and deferred compensation liabilities become subject to payout at the time the participant is no longer considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to participants within the next twelve months have been classified as current.
SARs Liability
Prior to the IPO, certain employees of the Company were granted SARs under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
the SARs was frozen as of March 31, 2013 and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in ten annual installments in January of each year upon retirement or termination from service, or in full upon consummation of a change in control of the Company.
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2023, 2022 and 2021 were 5.79%, 3.63% and 2.93%, respectively. MMI recorded interest expense related to this liability of $761,000, $542,000 and $488,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. The Company made payments of $2.3 million and $2.2 million during the years ended December 31, 2023 and 2022, respectively, consisting of principal and accumulated interest.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the years ended December 31, 2023 and 2022, the Company made total payments to participants of $0.5 million and $1.1 million respectively.
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

	Years Ended December 31,
	2023	2022	2021
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$1,526	$(1,743)	$1,445
(Increase) decrease in the net carrying value of the deferred compensation obligation (2)	$(1,439)	$1,743	$(1,104)
(1)Recorded in other income, net in the consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the consolidated statements of operations.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2023	2022	2023	2022
Deferred consideration	$1,178	$3,633	$393	$1,486
Contingent consideration	819	1,726	4,663	5,341
Dividends payable	802	612	1,680	1,603
Stock repurchase payable	—	565	—	—
Loan guarantee obligation	725	2,040	3,194	—
Other	395	1,357	760	184
	$3,919	$9,933	$10,690	$8,614
8.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. In addition, the Company charges MMC for certain shared licensing arrangements. Under the TSA, the Company earned net charge-backs during the years ended December 31, 2023, 2022, and 2021 of $77,000, $64,000, and $12,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the years ended December 31, 2023, 2022, and 2021, the Company earned real estate brokerage commissions and financing fees of $1.1 million, $3.6 million, and $2.4 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $0.7 million, $2.4 million, and $1.4 million respectively, related to this revenue.
Operating Lease with MMC
The Company extended its operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $1,200,000 for the year ended December 31, 2023, and $1,300,000 for each of the years ended December 31, 2022 and 2021, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The related operating lease ROU asset, net and operating lease liability as of December 31, 2023 was $7,800,000 and $8,300,000, respectively and as of December 31, 2022 was $9,041,000 and $9,262,000, respectively.
Amounts due to MMC
As of December 31, 2023 and 2022, the Company recorded a payable of $10,000 and $79,000 with MMC, respectively. These amounts are included in accounts payable, in the accompanying consolidated balance sheets.
Other
The Company makes advances to non-executive employees from time-to-time. At December 31, 2023 and 2022, the aggregate principal amount for employee notes receivable was $63,000 and $4,000, respectively, which is included in other assets and in the accompanying consolidated balance sheets. See Note 7 – "Selected Balance Sheet Data".

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
As of December 31, 2023, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 39% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
9.    Fair Value Measurements
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	December 31, 2023				December 31, 2022
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$10,838	$—	$10,838	$—	$9,553	$—	$9,553	$—
Convertible notes	$5,081	$—	$—	$5,081	$—	$—	$—	$—
Cash equivalents (1):
Commercial paper	$27,998	$—	$27,998	$—	$41,324	$—	$41,324	$—
Money market funds	68,364	68,364	—	—	139,025	139,025	—	—
	$96,362	$68,364	$27,998	$—	$180,349	$139,025	$41,324	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$91,840	$91,840	$—	$—	$134,549	$134,549	$—	$—
Corporate debt	77,041	—	77,041	—	118,041	—	118,041	—
ABS and other	—	—	—	—	844	—	844	—
	$168,881	$91,840	$77,041	$—	$253,434	$134,549	$118,885	$—

Long-term investments:
U.S. treasuries	$9,852	$9,852	$—	$—	$20,715	$20,715	$—	$—
U.S. government sponsored entities	1,040	—	1,040	—	536	—	536	—
Corporate debt	44,565	—	44,565	—	41,358	—	41,358	—
ABS and other	12,002	—	12,002	—	5,986	—	5,986	—
	$67,459	$9,852	$57,607	$—	$68,595	$20,715	$47,880	$—

Liabilities:
Contingent consideration	$5,482	$—	$—	$5,482	$7,067	$—	$—	$7,067
Deferred consideration	$1,571	$—	$1,571	$—	$5,119	$—	$5,119	$—
Deferred compensation liability	$8,356	$8,356	$—	$—	$6,661	$6,661	$—	$—

(1)	Included in cash, cash equivalents, and restricted cash on the accompanying consolidated balance sheets.
There were no transfers in or out of Level 3 during the years ended December 31, 2023 and 2022.
During the year ended December 31, 2023, the Company considered current interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
As of December 31, 2023 and December 31, 2022, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $14.7 million and $21.3 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to four-year period. Changes in fair value are included in selling, general and administrative expense in the consolidated statements of operations.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Beginning balance	$7,067	$9,312
Change in fair value of contingent consideration(1)	(16)	(161)
Payments of contingent consideration	(1,569)	(2,084)
Ending balance	$5,482	$7,067

(1)	Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at December 31, 2023	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$5,482	Discounted cash flow	Expected life of cash flows	0.75-3.83 years	(1.42 years)
			Discount rate	5.3%-6.4%	(6.1%)
			Probability of achievement	11.1%-100.0%	(96.5%)

	Fair Value at December 31, 2022	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$7,067	Discounted cash flow	Expected life of cash flows	0.4-4.8 years	(2.7 years)
			Discount rate	6.0%-7.0%	(6.5)%
			Probability of achievement	0.0%-100.0%	(95.4)%

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
The fair value of the convertible notes considered (i) the contractual maturity which may be extended at the option of the holders, (ii) a weighted average premium at settlement of 112% upon a subsequent financing, equity financing or a change in control, and (iii) a weighted average discount rate of 15.3%. During the three months ended December 31, 2023, the fair value of the convertible notes increased by approximately $81,000 due to the reduction in the estimated time to the settlement from a weighed average of 1.9 years to 1.7 years.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required.
10.    Stockholders’ Equity
Common Stock
As of December 31, 2023 and December 31, 2022, there were 38,412,484 and 39,255,838 shares of common stock, $0.0001 par value, issued and outstanding, which included unvested restricted stock awards (“RSAs”) issued to non-employee directors, respectively. See Note 14 – “(Loss) Earnings per Share” for additional information.
On February 9, 2023, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of April 6, 2023, to stockholders of record at the close of business on March 14, 2023. On August 1, 2023, the Board of Directors declared the second semi-annual regular dividend of $0.25 per share, with a payment date of October 6, 2023, to stockholders of record at the close of business on September 15, 2023. The total dividends declared by the Company during the year ended December 31, 2023 were $20.4 million.
As of December 31, 2023, the dividend payable related to unvested stock awards remaining to be paid upon vesting of stock awards was $2.5 million The dividend payable is recorded in other liabilities in the consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive (Loss) Income
Amounts reclassified from accumulated other comprehensive (loss) income are included as a component of other income, net or selling, general and administrative expense, as applicable, in the consolidated statements of operations. The reclassifications were determined on a specific identification basis.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program of up to $70 million. On May 2, 2023, the Company's Board of Directors authorized an additional $70 million to repurchase common stock under its common stock repurchase program. During the year ended December 31, 2023, the Company repurchased and retired 1,260,251 shares of common stock for $38.9 million, at an average cost of $30.85 per share. During the year ended December 31, 2022, the Company repurchased and retired 864,271 shares of common stock for $29.6 million, at an average cost of $34.27 per share. As of December 31, 2023, $71.5 million remained authorized for repurchases under the common stock repurchase program.
11.    Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s Board of Directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) on October 7, 2013. In February 2017, the Board of Directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. On October 6, 2023, the Board of Directors amended the 2013 Plan, subject to and contingent upon the approval of stockholders of the Company at the 2024 Annual Meeting of Stockholders, to eliminate the term of the 2013 Plan such that the 2013 Plan shall continue in effect until it is terminated by the Compensation

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Committee. The Compensation Committee has approved 17,073 shares of restricted stock units subject to the approval of the revised 2013 Plan by the stockholders.
Grants are made from time to time by the Compensation Committee of the Company’s Board of Directors at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a director compensation policy. The Compensation Committee of the Company’s Board of Directors has the option to grant dividend equivalents to unvested grants. Any dividend equivalents granted to unvested awards are paid to the participant at the time the related grants vest. As of December 31, 2023, there were 3,221,417 shares available for future grants under the 2013 Plan.
Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year period from the date of grant, subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the Compensation Committee of the Company’s Board of Directors. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are canceled upon termination as a service provider. As of December 31, 2023, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the year ended December 31, 2023, 465,480 shares of RSUs and RSAs vested, with 138,451 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2020 ⁽¹⁾	918,379	$33.73
Granted	381,215	$39.03
Vested	(277,253)	$31.89
Forfeited/canceled	(41,405)	$33.47
Nonvested shares at December 31, 2021 ⁽¹⁾	980,936	$36.32
Granted	1,094,507	$45.41
Vested	(306,276)	$35.49
Forfeited/canceled	(27,706)	$39.11
Nonvested shares at December 31, 2022⁽¹⁾	1,741,461	$42.14
Granted	734,388	$35.20
Vested	(465,480)	$40.87
Forfeited/canceled	(10,624)	$40.96
Nonvested shares at December 31, 2023⁽¹⁾	1,999,745	$39.90

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
As of December 31, 2023, the Company had unrecognized stock-based compensation relating to RSUs and RSAs of approximately $64.1 million, which is expected to be recognized over a weighted-average period of 3.32 years.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The aggregate fair value of RSUs and RSAs that vested were $15.1 million, $13.4 million and $10.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The fair value of fully vested DSUs that settled was $13.4 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, all DSUs were settled. See “SARs and DSUs” section below and Note 14 – “(Loss) Earnings per Share” for additional information.
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
The ESPP initially had 366,667 shares of common stock reserved, and 111,094 shares of common stock remain available for issuance as of December 31, 2023. The ESPP provided for annual increases in the number of shares available for issuance under the ESPP, equal to the lesser of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the Compensation Committee of the Board of Directors. Pursuant to the provisions of the ESPP, the Board of Directors determined to not provide for any annual increases to date. As of December 31, 2023, total unrecognized compensation cost related to the ESPP was $79,000 and is expected to be recognized over a weighted average period of 0.37 years.
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
SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of DSUs, which were fully vested upon receipt and were settled in actual stock at a rate of 20% per year if the participant remains employed by the Company during that period (otherwise all unsettled shares of stock upon termination from service will be settled five years from the termination date, unless otherwise agreed to by the Company). In the event of death or termination of service after reaching the age of 67, 100% of the DSUs were to be settled. As of December 31, 2022, all DSUs were settled.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the consolidated statements of operations and consisted of the following (in thousands):

	December 31,
	2023	2022	2021
ESPP	$146	$150	$142
RSUs and RSAs	24,000	17,162	10,219
	$24,146	$17,312	$10,361

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
12.    Income Taxes
The components of income from continuing operations before (benefit) provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
United States	$(39,708)	$143,815	$193,147
Foreign	(693)	(1,786)	156
	$(40,401)	$142,029	$193,303
The (benefit) provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Federal:
Current	$(220)	$34,968	$48,785
Deferred	(5,342)	(4,973)	(9,600)
	(5,562)	29,995	39,185
State:
Current	277	8,857	13,903
Deferred	(1,087)	(1,100)	(2,243)
	(810)	7,757	11,660
Foreign:
Current	—	—	—
Deferred	6	52	(12)
	6	52	(12)
	$(6,366)	$37,804	$50,833

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets, net consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred Tax Assets:
Accrued expenses and bonuses	$3,201	$6,406
Advances and loans and other reserves	12,612	9,655
Deferred compensation and commissions	17,764	21,018
Operating lease ROU assets, net	23,359	20,798
Stock-based compensation	7,106	7,273
Net operating and capital loss carryforwards	13,664	3,835
Other comprehensive income	580	1,676
Amortizable intangibles and other	2,687	2,221
Deferred tax assets before valuation allowance	80,973	72,882
Valuation allowance	(5,296)	(4,935)
Deferred Tax Assets	75,677	67,947
Deferred Tax Liabilities:
Property and equipment	(4,366)	(5,715)
Operating lease liabilities	(20,781)	(18,523)
Prepaid expenses	(841)	(1,180)
State taxes	(1,385)	(472)
Goodwill and other	(1,374)	(736)
Deferred Tax Liabilities	(28,747)	(26,626)
Deferred Tax Assets, Net	$46,930	$41,321
As of December 31, 2023, the Company had $7.8 million of net operating loss carryforwards, which are available to reduce future federal income taxes, and have no expiration date. Under the Coronavirus Aid Relief and Economic Security Act (CARES Act) and Tax Cuts and Jobs Act (2017 Tax Act), federal NOLs incurred after December 31,2017 carried forward indefinitely and can offset up to 80% of future taxable income for tax years after December 31, 2020. State NOLs of $1.7 million is also available to reduce future state income taxes and will expire between 2034 and 2044. As of December 31, 2023, and 2022, the Company had Canadian net operating loss carryforwards of approximately $4.2 million and $3.8 million, respectively, principally all of which will begin to expire in 2035.
A valuation allowance is required when it is more-likely-than not that all or a portion of a deferred tax asset will not be realized. Realization of a deferred tax asset is dependent upon taxable income in prior carryback years as appropriate, depending on jurisdiction, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. The Company determined that as of December 31, 2023 and 2022, $5.3 million and $4.9 million, respectively, of the deferred tax assets related to Canadian losses do not satisfy the recognition criteria. The Company has therefore recorded a valuation allowance for this amount. The valuation allowance for deferred tax assets was increased by $361,000, $337,000 and $179,000 during 2023, 2022 and 2021, respectively. The increases are primarily related to the Company’s Canadian operations.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The (benefit) provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Years Ended December 31,
	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax (benefit) expense at the federal statutory rate	$(8,484)	21.0%	$29,826	21.0%	$40,594	21.0%
State income tax (benefit) expense, net of federal benefit	(602)	1.5%	6,127	4.3%	9,210	4.8%
Shortfall (windfall) tax benefits, net related to stock-based compensation	1,260	(3.1)%	(2,714)	(1.9)%	(555)	(0.3)%
Change in valuation allowance	388	(0.9)%	337	0.2%	179	0.1%
Permanent and other items (1)	1,072	(2.7)%	4,228	3.0%	1,405	0.7%
	$(6,366)	15.8%	$37,804	26.6%	$50,833	26.3%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, meals and entertainment, and other items.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Beginning balance	$—	$304	$55
Gross increases/ (decreases) as a result of positions taken:
Prior periods	—	(304)	1
Current period	—	—	304
Expiration of applicable statutes of limitation	—	—	(56)
Ending balance	$—	$—	$304
There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023, and 2022.
The Company is subject to tax in various jurisdictions and, as a matter of ordinary course, the Company may be subject to income tax examinations by the federal, state and foreign taxing authorities for the tax years 2019 to 2023. The Company is currently under income tax examination by the state of Illinois, and the examination by the state of New York was closed without any assessment.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as this subsidiary is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.
13.    Retirement Plans
The Company has a defined contribution plan (the “Marcus & Millichap, Inc. 401(k) Plan”) under Section 401(k) of the Internal Revenue Code for all eligible employees who have completed one month of service. The contribution plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Participants may contribute up to 100% of their annual eligible compensation, subject to Internal Revenue Service limitations and ERISA. The Company matches employees' contributions each pay period, dollar for dollar, up to an annual maximum of $4,000 ("Company Match"). For the 2023 Plan year, the discretionary Company Match was suspended during the period of April 1, 2023 through December 31, 2023. Employees become vested in Company Match contributions 33% upon completion of one year of service, 66% upon completion of two years of service and 100% upon completion of three years

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
of service. Company Match contributions aggregated $1.1 million, $2.0 million and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, which is included in selling, general and administrative expense in the consolidated statements of operations.
14.    (Loss) Earnings per Share
Basic and diluted (loss) earnings per share for the years ended December 31, 2023, 2022 and 2021, respectively consisted of the following (in thousands, except per share data):

	Years Ended December 31,
	2023	2022	2021
Numerator (Basic and Diluted):
Net (loss) income	$(34,035)	$104,225	$142,470
Change in value for stock settled consideration(1)	65	(37)	27
Adjusted net (loss) income	$(33,970)	$104,188	$142,497

Denominator:
Basic
Weighted average common shares issued and outstanding	38,674	39,751	39,575
Deduct: Unvested RSAs (2)	(15)	(12)	(14)
Add: Fully vested DSUs (3)	—	154	327
Weighted average common shares outstanding	38,659	39,893	39,888

Basic (loss) earnings per common share	$(0.88)	$2.61	$3.57
Diluted
Weighted average common shares outstanding from above	38,659	39,893	39,888
Add: Dilutive effect of RSUs, RSAs & ESPP(4)	—	207	206
Add: Contingently issuable shares(1)(4)	—	86	93
Weighted average common shares outstanding	38,659	40,186	40,187
Diluted (loss) earnings per common share	$(0.88)	$2.59	$3.55
Antidilutive shares excluded from diluted earnings per common share(5)	1,593	1,084	366
(1)Relates to contingently issuable stock settled consideration.
(2)RSAs were issued and outstanding to the non-employee directors and have a one-year vesting term subject to service requirements. See Note 11 – “Stock-Based Compensation Plans” for additional information.
(3)Shares are included in weighted average common shares outstanding as the shares are fully vested but have not yet been delivered. See Note 11 – “Stock-Based Compensation Plans” for additional information.
(4)Shares related to the Company's RSUs, RSAs, ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for the year ended December 31, 2023 because inclusion of such shares would be antidilutive in a period of loss.
(5)Primarily pertaining to RSU grants to the Company’s employees and independent contractors.
15.    Commitments and Contingencies
Credit Agreement
On June 18, 2014, the Company entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association (the “Bank”). On May 31, 2022, the Company executed an amended and restated Credit Agreement to extend the maturity date of the Credit Agreement to August 1, 2022, and which included substantially the same terms and conditions as the original credit facility. On July 28, 2022, the Company entered into the Second Amended and Restated Credit Agreement to adjust the maturity date of the Credit Agreement to June 1, 2025, with principally the same terms and conditions as the extension signed in May 2022. On September 25, 2023, the Company executed the First

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Amendment to the Second Amended and Restated Credit Agreement which provides for a $10 million line of credit and a maturity date of June 1, 2024 (the “Credit Facility”).
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Facility are available for general corporate purposes and working capital. The Credit Facility includes a $3.0 million sublimit for the issuance of standby letters of credit of which $1.05 million was utilized at December 31, 2023. Borrowings under the Credit Facility will bear interest at the Daily Simple SOFR rate plus a spread of 175 basis points. In connection with the amendments to the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.5% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fees are included in interest expense in the accompanying consolidated statements of operations and were $128,000 and $167,000 during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial covenants, financial reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain total liquidity including cash and cash equivalents and marketable securities, held for sale of $100 million and an average daily cash balance of $35 million with the Bank, on a combined basis with all the guarantors, calculated as of the end of the month. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of December 31, 2023, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS Agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of December 31, 2023, the Company has agreed to a maximum aggregate guarantee obligation of $152.6 million relating to loans with an unpaid balance of $915.4 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. As of December 31, 2023 and December 31, 2022, the Company has recorded an allowance for loss-sharing obligations of $851,000 and $275,000, respectively, and pledged $283,000 and $16,000, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of December 31, 2023 aggregated $15.9 million, of which $4.6 million has been paid subsequent to year end.
16.    Subsequent Events
On February 8, 2024, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or $10.1 million, payable on April 5, 2024, to stockholders of record at the close of business on March 12, 2024.