Form 10-K/A
period 2023-12-31
Marcus & Millichap, Inc.
filed 2024-02-28
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Marcus & Millichap, Inc. (the “Company”) for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the “Original 2023 Form 10-K”). We are filing this Amendment to replace the consent of Ernst & Young LLP previously filed as Exhibit 23.1 to the Original 2023 Form 10-K.
As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, updated certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment in Part IV, Item 15.
Except as set forth in this Amendment, no other changes have been made to the Original 2023 Form 10-K. The Original 2023 Form 10-K has not been amended or updated to reflect events occurring after February 27, 2024, except as specifically set forth in this Amendment.

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

21.1+	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97+	Restated Compensation Recovery Policy of Marcus & Millichap, Inc.

Number	Description

101+
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

104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
†    Indicates management contract or compensatory plan.
*    Filed herewith.
**    Furnished, not filed.
+    Previously filed.

(c)    Financial Statement Schedules.
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2024	Marcus & Millichap, Inc.

/s/ Hessam Nadji
Hessam Nadji
President and Chief Executive Officer