Form 10-Q
period 2024-03-31
Marcus & Millichap, Inc.
filed 2024-05-08
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of May 3, 2024 was 38,675,669 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$90,556	$170,753
Commissions receivable	13,785	16,171
Prepaid expenses	7,546	8,813
Income tax receivable	9,461	9,299
Marketable debt securities, available-for-sale (amortized cost of $198,847 and $169,018 at March 31, 2024 and December 31, 2023, respectively, and $0 allowance for credit losses)	198,314	168,881
Advances and loans, net	7,861	3,574
Other assets, current	16,014	16,203
Total current assets	343,537	393,694
Property and equipment, net	27,832	27,450
Operating lease right-of-use assets, net	92,929	90,058
Marketable debt securities, available-for-sale (amortized cost of $59,302 and $69,538 at March 31, 2024 and December 31, 2023, respectively, and $0 allowance for credit losses)	57,400	67,459
Assets held in rabbi trust	11,467	10,838
Deferred tax assets, net	51,725	46,930
Goodwill and other intangible assets, net	50,041	51,183
Advances and loans, net	175,604	175,827
Other assets, non-current	16,116	14,972
Total assets	$826,651	$878,411
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,359	$8,126
Deferred compensation and commissions	40,511	55,769
Operating lease liabilities	17,535	18,336
Accrued bonuses and other employee related expenses	7,264	19,119
Other liabilities, current	17,923	3,919
Total current liabilities	92,592	105,269
Deferred compensation and commissions	27,304	47,771
Operating lease liabilities	73,935	69,407
Other liabilities, non-current	7,265	10,690
Total liabilities	201,096	233,137
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,633,603 and 38,412,484 at March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	155,157	153,740
Retained earnings	471,670	492,298
Accumulated other comprehensive loss	(1,276)	(768)
Total stockholders’ equity	625,555	645,274
Total liabilities and stockholders’ equity	$826,651	$878,411
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Real estate brokerage commissions	$109,475	$135,046
Financing fees	14,427	15,868
Other revenue	5,202	3,878
Total revenue	129,104	154,792
Operating expenses:
Cost of services	76,868	95,427
Selling, general and administrative	68,916	72,219
Depreciation and amortization	3,422	3,207
Total operating expenses	149,206	170,853
Operating loss	(20,102)	(16,061)
Other income, net	5,568	4,810
Interest expense	(199)	(215)
Loss before benefit for income taxes	(14,733)	(11,466)
Benefit for income taxes	(4,746)	(5,633)
Net loss	$(9,987)	$(5,833)

Net loss per share:
Basic	$(0.26)	$(0.15)
Diluted	$(0.26)	$(0.15)
Weighted average common shares outstanding:
Basic	38,447	39,200
Diluted	38,447	39,200
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(9,987)	$(5,833)
Other comprehensive loss:
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	(159)	1,116
Reclassification adjustment for net gains and losses included in other income, net	—	—
Net change, net of tax of $(49) and $366 for the three months ended March 31, 2024 and 2023, respectively	(159)	1,116
Foreign currency translation (loss) gain, net of tax of $0 for each of the three months ended March 31, 2024 and 2023, respectively	(349)	54
Total other comprehensive loss	(508)	1,170
Comprehensive loss	$(10,495)	$(4,663)
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	38,412,484	$4	$153,740	$492,298	$(768)	$645,274
Net and comprehensive loss	—	—	—	—	—	(9,987)	(508)	(10,495)
Dividends	—	—	—	—	—	(10,087)	—	(10,087)
Stock-based award activity
Stock-based compensation	—	—	—	—	5,795	—	—	5,795
Issuance of common stock for vesting of restricted stock units	—	—	366,559	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(128,540)	—	(4,378)	—	—	(4,378)
Repurchases of common stock	—	—	(16,900)	—	—	(554)	—	(554)
Balance as of March 31, 2024	—	$—	38,633,603	$4	$155,157	$471,670	$(1,276)	$625,555

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	39,255,838	$4	$131,541	$585,581	$(3,617)	$713,509
Net and comprehensive income (loss)	—	—	—	—	—	(5,833)	1,170	(4,663)
Dividend	—	—	—	—	—	(10,284)	—	(10,284)
Stock-based award activity
Stock-based compensation	—	—	—	—	5,011	—	—	5,011
Issuance of common stock for vesting of restricted stock units	—	—	293,873	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(113,434)	—	(3,647)	—	—	(3,647)
Repurchases of common stock	—	—	(559,923)	—	—	(17,768)	—	(17,768)
Balance as of March 31, 2023	—	$—	38,876,354	$4	$132,905	$551,696	$(2,447)	$682,158
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(9,987)	$(5,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,422	3,207
Non-cash lease expense	5,649	6,003
Credit loss expense (recovery)	134	(1)
Stock-based compensation	5,795	5,011
Deferred taxes, net	(4,746)	3,529
Unrealized foreign exchange (gains) losses	18	65
Other non-cash items	(710)	52
Changes in operating assets and liabilities:
Commissions receivable	2,192	(1,318)
Prepaid expenses	1,267	671
Advances and loans	(4,304)	(8,271)
Other assets	(864)	(2,961)
Accounts payable and accrued expenses	1,098	2,390
Income tax receivable	(162)	(9,371)
Accrued bonuses and other employee related expenses	(11,840)	(31,750)
Deferred compensation and commissions	(34,159)	(57,605)
Operating lease liabilities	(4,934)	(4,571)
Other liabilities	1,110	(454)
Net cash used in operating activities	(51,021)	(101,207)
Cash flows from investing activities
Purchases of marketable debt securities, available-for-sale	(66,045)	(67,042)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	47,083	187,258
Issuances of employee notes receivable	—	(10)
Payments received on employee notes receivable	—	13
Purchase of property and equipment	(2,639)	(2,863)
Net cash (used in) provided by investing activities	(21,601)	117,356
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(4,378)	(3,647)
Dividends paid	(592)	(441)
Principal payments on stock appreciation rights liability	(1,976)	(1,945)
Principal payments on deferred and contingent consideration	—	(1,283)
Cash paid for stock repurchases	(554)	(16,699)
Net cash used in financing activities	(7,500)	(24,015)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(75)	19
Net decrease in cash, cash equivalents, and restricted cash	(80,197)	(7,847)
Cash, cash equivalents, and restricted cash at beginning of period	170,753	235,873
Cash, cash equivalents, and restricted cash at end of period	$90,556	$228,026
Supplemental cash flow disclosures:
Interest paid during the period	$492	$393
Income taxes paid, net	$162	$209
Supplemental disclosures of non-cash investing and financing activities:
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$13	$—
Unpaid purchases of property and equipment	$437	$510
Right-of-use assets obtained in exchange for operating lease liabilities	$8,541	$25,910
Dividend payable	$10,088	$10,284
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Description of Business, Basis of Presentation and Recent Accounting Pronouncements
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. As of March 31, 2024, MMI operates over 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed on February 27, 2024 with the SEC. The results of the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for other interim periods or for future years.
Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the related disclosures at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three months ended March 31, 2024 and 2023, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three months ended March 31, 2024 and 2023, the Company’s Canadian operations represented 4.4% and 2.9% of total revenue, respectively.
During the three months ended March 31, 2024 and 2023, no office represented 10% or more of total revenue.
Revenue Recognition
The Company generates real estate brokerage commissions by acting as a broker for real estate owners or investors seeking to buy or sell interests in commercial properties and generates financing fees from securing financing on purchase transactions, from refinancing its clients’ existing mortgage debt and other ancillary fees associated with financing activities, including, but not limited to, debt and equity advisory services, loan sales, due diligence services, loan guarantee fees, loan performance fees and other consulting services.
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
Other Revenue
Other revenue includes fees generated from consulting and advisory services, leasing, as well as referral fees from other real estate brokers, and such fees are recognized when services are provided, or upon closing of the transaction or when the Company has no further performance obligations.
Recent Accounting Pronouncements
Pending Adoption
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was issued in response to the SEC’s final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated, and to align the requirements in the FASB Accounting Standards Codification (“Codification”) with the SEC’s disclosure requirements. The effective date for each amendment in ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements and related disclosures.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to require disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), which removes references to various FASB Concepts Statements in the guidance to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of ASU 2024-02 to have a material impact on its consolidated financial statements and related disclosures.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Computer software and hardware equipment	$52,257	$49,851
Furniture, fixtures and equipment	26,281	26,097
Less: accumulated depreciation and amortization	(50,706)	(48,498)
	$27,832	$27,450
Depreciation expense for property and equipment was $2.4 million and $2.0 million for the three months ended March 31, 2024 and 2023, respectively.
3.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive loss and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	March 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$78,335	$—	$—	$(330)	$78,005
Corporate debt	120,512	—	—	(203)	120,309
	$198,847	$—	$—	$(533)	$198,314
Long-term investments:
U.S. treasuries	$843	$—	$—	$(52)	$791
U.S. government sponsored entities	1,052	—	13	(66)	999
Corporate debt	45,145	—	141	(1,629)	43,657
Asset-backed securities (“ABS”) and other	12,262	—	73	(382)	11,953
	$59,302	$—	$227	$(2,129)	$57,400

	December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$91,951	$—	$60	$(171)	$91,840
Corporate debt	77,067	—	14	(40)	77,041
	$169,018	$—	$74	$(211)	$168,881
Long-term investments:
U.S. treasuries	$10,097	$—	$—	$(245)	$9,852
U.S. government sponsored entities	1,069	—	29	(58)	1,040
Corporate debt	45,990	—	244	(1,669)	44,565
ABS and other	12,382	—	72	(452)	12,002
	$69,538	$—	$345	$(2,424)	$67,459

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	March 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$61,178	$(12)	$17,208	$(370)	$78,386	$(382)
U.S. government sponsored entities	—	—	469	(66)	469	(66)
Corporate debt	120,550	(188)	31,652	(1,644)	152,202	(1,832)
ABS and other	2,082	(12)	5,575	(370)	7,657	(382)
	$183,810	$(212)	$54,904	$(2,450)	$238,714	$(2,662)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$9,982	$(1)	$20,610	$(415)	$30,592	$(416)
U.S. government sponsored entities	—	—	488	(58)	488	(58)
Corporate debt	45,251	(59)	30,423	(1,650)	75,674	(1,709)
ABS and other	1,701	(15)	5,988	(437)	7,689	(452)
	$56,934	$(75)	$57,509	$(2,560)	$114,443	$(2,635)

(1)	The fair value excludes accrued interest receivable.
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Gross realized gains (1)	$—	$—
Gross realized losses (1)	$—	$—

(1)	Recorded in other income, net in the condensed consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of March 31, 2024, the portfolio had a weighted average credit rating of AA- and a weighted term to contractual maturity of 1.8 years, with 211 securities in the portfolio representing an unrealized aggregate loss of $2.7 million, or 1% of amortized cost, and a weighted average credit rating of AA-.
As of March 31, 2024, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$198,847	$198,314	$169,018	$168,881
Due after one year through five years	38,336	37,491	48,241	47,200
Due after five years through ten years	11,709	10,997	12,950	12,279
Due after ten years	9,257	8,912	8,347	7,980
	$258,149	$255,714	$238,556	$236,340
Weighted average contractual maturity		1.8 years		1.9 years
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,929	$—	$37,929	$38,046	$—	$38,046
Intangible assets (1)	30,904	(18,792)	12,112	31,022	(17,885)	13,137
	$68,833	$(18,792)	$50,041	$69,068	$(17,885)	$51,183

(1)
Total weighted remaining average amortization period was 3.6 years and 3.8 years as of March 31, 2024 and December 31, 2023, respectively. Intangible assets principally include non-competes and customer relationships.

The Company recorded amortization expense for intangible assets of $1.0 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Three Months Ended March 31, 2024
Beginning balance	$38,046
Additions from acquisitions	—
Impact of foreign currency translation	(117)
Ending balance	$37,929
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

March 31, 2024
Remainder of 2024	$3,017
2025	3,873
2026	2,156
2027	1,856
2028	1,210
Thereafter	—
$12,112
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
As of March 31, 2024, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of March 31, 2024, there was no impairment of its intangible assets or goodwill.
5.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans as of March 31, 2024 and December 31, 2023 was $797,000 and $680,000, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Security deposits	$—	$—	$1,478	$1,491
Employee notes receivable	30	37	19	26
Securities, held-to-maturity(1)	9,500	9,500	—	—
Loan performance fee receivable	2,094	1,725	9,123	7,885
Investments in convertible notes(2)	—	—	5,273	5,081
Other(3)	4,390	4,941	223	489
	$16,014	$16,203	$16,116	$14,972
(1)Securities, held-to-maturity, are expected to mature on September 1, 2024 and accrue interest based on the 1-year treasury rate.
(2)Convertible notes were purchased during the fourth quarter 2023 in connection with strategic alliances with companies in the real estate sector. The convertible notes accrue interest at rates between 6% and 10%, are convertible into equity for premiums and mature in a weighted average 1.6 years subject to extension at the option of the holders.
(3)Other primarily includes customer trust accounts and prepaid lease costs.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Stock appreciation rights (“SARs”) liability (1)	$2,603	$2,480	$9,007	$11,418
Commissions payable to investment sales and financing professionals	37,223	52,689	9,139	28,198
Deferred compensation liability (1)	151	201	9,158	8,155
Other	534	399	—	—
	$40,511	$55,769	$27,304	$47,771

(1)	The SARs and deferred compensation liabilities become subject to payout at the time the participant is no longer considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to participants within the next twelve months have been classified as current.
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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2024 and 2023 were 5.95% and 5.79%, respectively. MMI recorded interest expense related to this liability of $170,000 and $190,000 for the three months ended March 31, 2024 and 2023, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the three months ended March 31, 2024 and 2023, the Company made total payments of $2.5 million and $2.3 million, respectively, consisting of principal and accumulated interest.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the three months ended March 31, 2024 and 2023, the Company made total payments to participants of $71,000 and $48,000 respectively.
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

	Three Months Ended March 31,
	2024	2023
Increase in the carrying value of the assets held in the rabbi trust (1)	$689	$458
Increase in the net carrying value of the deferred compensation obligation (2)	$(575)	$(433)
(1)Recorded in other income, net in the condensed consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Deferred consideration	$1,187	$1,178	$395	$393
Contingent consideration	4,905	819	757	4,663
Dividends payable	10,529	802	1,450	1,680
Loan guarantee obligation	892	725	3,768	3,194
Other	410	395	895	760
	$17,923	$3,919	$7,265	$10,690
6.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. In addition, the Company charges MMC for certain shared licensing arrangements. Under the TSA, the Company earned net charge-backs during the three months ended March 31, 2024 and 2023 of $10,600 and $25,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended March 31, 2024 and 2023, the Company earned real estate brokerage commissions and financing fees of $730,000 and $441,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $442,000 and $264,000, respectively, related to this revenue.
Operating Lease with MMC
In June 2022, the Company extended its operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $291,000 and $297,000 for the three months ended March 31, 2024 and 2023, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The related operating lease right-of-use asset, net and operating lease liability as of March 31, 2024 was $7,550,000 and $8,091,000, respectively and as of December 31, 2023 was $7,800,000 and $8,300,000, respectively.
Amounts due to MMC
As of March 31, 2024 and December 31, 2023, the Company recorded a payable of $2,000 and $10,000 with MMC, respectively. These amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to non-executive employees from time-to-time. At March 31, 2024 and December 31, 2023, the aggregate principal amount for employee notes receivable was $49,000 and $63,000, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets. See Note 5 - “Selected Balance Sheet Data”.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2024, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 39% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	March 31, 2024				December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$11,467	$—	$11,467	$—	$10,838	$—	$10,838	$—
Convertible notes	$5,273	$—	$—	$5,273	$5,081	$—	$—	$5,081
Cash equivalents (1):
Commercial paper	$—	$—	$—	$—	$27,998	$—	$27,998	$—
Money market funds	21,210	21,210	—	—	68,364	68,364	—	—
	$21,210	$21,210	$—	$—	$96,362	$68,364	$27,998	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$78,005	$78,005	$—	$—	$91,840	$91,840	$—	$—
Corporate debt	120,309	—	120,309	—	77,041	—	77,041	—
	$198,314	$78,005	$120,309	$—	$168,881	$91,840	$77,041	$—

Long-term investments:
U.S. treasuries	$791	$791	$—	$—	$9,852	$9,852	$—	$—
U.S. government sponsored entities	999	—	999	—	1,040	—	1,040	—
Corporate debt	43,657	—	43,657	—	44,565	—	44,565	—
ABS and other	11,953	—	11,953	—	12,002	—	12,002	—
	$57,400	$791	$56,609	$—	$67,459	$9,852	$57,607	$—

Liabilities:
Contingent consideration	$5,662	$—	$—	$5,662	$5,482	$—	$—	$5,482
Deferred consideration	$1,582	$—	$1,582	$—	$1,571	$—	$1,571	$—
Deferred compensation liability	$9,309	$9,309	$—	$—	$8,356	$8,356	$—	$—

(1)	Included in cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the three months ended March 31, 2024 and 2023.
During the three months ended March 31, 2024, the Company considered current and future interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of March 31, 2024 and December 31, 2023, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $14.7 million. Assuming the achievement of the applicable performance criteria

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
and time requirements, the Company anticipates these payments will be made over the next one to three-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of operations.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$5,482	$7,067
Change in fair value of contingent consideration(1)	180	226
Payments of contingent consideration	—	(250)
Ending balance	$5,662	$7,043

(1)	Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at March 31, 2024	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$5,662	Discounted cash flow	Expected life of cash flows	0.5-3.58	(1.18)
			Discount rate	5.5%-6.6%	(6.3%)
			Probability of achievement	10.8%-100.0%	(97.5%)

	Fair Value at December 31, 2023	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$5,482	Discounted cash flow	Expected life of cash flows	0.8-3.8 years	(1.4 years)
			Discount rate	5.3%-6.4%	(6.1%)
			Probability of achievement	11.1%-100.0%	(96.5%)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
The fair value of the convertible notes considered (i) the contractual maturity which may be extended at the option of the holders, (ii) a weighted average premium at settlement of 112% upon a subsequent financing, equity financing or a change in control, and (iii) a weighted average discount rate of 15.0%. During the three months ended March 31, 2024, the fair value of the convertible notes increased by approximately $192,000 due to accrued interest and the reduction in the estimated time to settlement from a weighted average of 1.9 years to 1.6 years.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Stockholders’ Equity
Common Stock
As of March 31, 2024 and December 31, 2023, there were 38,633,603 and 38,412,484 shares of common stock, $0.0001 par value, issued and outstanding, which included unvested restricted stock awards (“RSAs”) issued to non-employee directors, respectively. See Note 11 – “Loss per Share” for additional information.
On February 8, 2024, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or $10.1 million with a payment date of April 5, 2024, to stockholders of record at the close of business on March 12, 2024. The compensation committee of the Company’s Board of Directors (“Compensation Committee”) granted dividend equivalents to all unvested grants as of the record date.
As of March 31, 2024, the dividend payable was $12.0 million, of which $9.7 million was paid on April 5, 2024 and $2.3 million of dividend equivalents related to unvested stock awards remain to be paid upon vesting of stock awards. The $12.0 million dividend payable is recorded in other liabilities in the condensed consolidated balance sheets, of which $1.5 million is classified as non-current. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive Loss
Amounts reclassified from accumulated other comprehensive loss are included as a component of other income, net or selling, general and administrative expense, as applicable, in the condensed consolidated statements of operations. The reclassifications were determined on a specific identification basis.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program of up to $70 million. On May 2, 2023, the Company's Board of Directors approved an additional $70 million to repurchase common stock under its common stock repurchase program. During the three months ended March 31, 2024, the Company repurchased and retired 16,900 shares of common stock for $0.6 million, at an average cost of $32.77 per share. As of March 31, 2024, $71.0 million remained authorized for repurchases under the common stock repurchase program.
9.    Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s Board of Directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) on October 7, 2013. In February 2017, the Board of Directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. On October 6, 2023, the Board of Directors amended the 2013 Plan, (the “Amended Plan”) to, among other things, (i) eliminate the term of the 2013 Plan and (ii) make certain other best practice and administrative changes, which was approved by the stockholders of the Company at the 2024 Annual Meeting of Stockholders. See Note 13 - “Subsequent Events” for additional information.
Grants are made from time to time by the Compensation Committee at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a director compensation policy. The Compensation Committee, at its discretion, may credit dividend equivalents to certain unvested awards as provided in the Amended Plan. Any dividend equivalents credited to unvested awards are paid to the participant at the time the related grants vest. As of March 31, 2024, there were 3,361,470 shares available for future grants under the 2013 Plan.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Awards Granted and Settled
Under the 2013 Plan, the Company has issued RSAs to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year period from the date of grant, subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the Compensation Committee. Dividend equivalents granted for unvested stock awards that were granted prior to the Amended Plan are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are canceled upon termination as a service provider. As of March 31, 2024, there were no issued or outstanding options, SARs, performance units or performance share awards under the 2013 Plan.
During the three months ended March 31, 2024, 366,559 shares of RSUs vested, with 128,540 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the 2013 Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the 2013 Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2023(1)	1,999,745	$39.90
Granted⁽[2]⁾	—	—
Vested	(366,559)	41.39
Forfeited/canceled	(11,513)	38.32
Nonvested shares at March 31, 2024(1)	1,621,673	$39.57

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	See Note 13, for additional information on grants.
As of March 31, 2024, the Company had unrecognized stock-based compensation relating to RSUs and RSAs of approximately $64.5 million, which is expected to be recognized over a weighted-average period of 3.35 years.
Employee Stock Purchase Plan
In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (“ESPP”). The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, non-overlapping six-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. Qualifying employees may purchase shares of the Company stock at a 10% discount based on the lower of the market price at the beginning or end of the offering period, subject to Internal Revenue Service (“IRS”) limitations. The Company determined that the ESPP was a compensatory plan and is required to expense the fair value of the awards over each six-month offering period.
The ESPP initially had 366,667 shares of common stock reserved, and 111,094 shares of common stock remain available for issuance as of March 31, 2024. The ESPP provides for annual increases in the number of shares available for issuance under the ESPP, equal to the lesser of (i) 366,667 shares, (ii) 1% of the outstanding shares on such date, or (iii) an amount determined by the Compensation Committee. Pursuant to the provisions of the ESPP, the Board of Directors determined not to provide for any annual increases to date. As of March 31, 2024, total unrecognized compensation cost related to the ESPP was $26,000 and is expected to be recognized over a weighted average period of 0.12 years.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On October 6, 2023, the Board of Directors amended the ESPP (the “Amended ESPP”) to (i) eliminate the evergreen provision set forth in the ESPP such that the maximum number of shares of common stock of the Company made available for sale under the ESPP shall not automatically increase on the first day of each fiscal year of the Company, (ii) eliminate the term of the ESPP such that the ESPP shall continue in effect until the ESPP is terminated by the Board of Directors or the Compensation Committee and (iii) increase the discount qualifying employees may purchase shares of the Company stock to 15% based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations, which was approved by the stockholders of the Company at the 2024 Annual Meeting of Stockholders.
SARs and DSUs
Prior to the IPO, certain employees were granted SARs. As of March 31, 2013, the outstanding SARs were frozen at the liability amount, and will be paid out to each participant in installments upon retirement or departure under the terms of the revised SARs agreements. To replace beneficial ownership in the SARs, the difference between the book value liability and the fair value of the awards was granted to plan participants in the form of deferred stock units (“DSUs”), which were fully vested upon receipt and were subsequently settled in stock of the Company. As of December 31, 2022, all DSUs were settled.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of operations and consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
ESPP	$54	$55
RSUs and RSAs	5,741	4,956
	$5,795	$5,011
10.    Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 32.2% and 49.1%, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any.
The benefit for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before benefit for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
	Amount	Rate	Amount	Rate
Income tax benefit at the federal statutory rate	$(3,094)	21.0%	$(2,408)	21.0%
State income tax benefit, net of federal benefit	(651)	4.4%	(739)	6.4%
Shortfall tax expense, net related to stock-based compensation	565	(3.8)%	654	(5.7)%
Change in valuation allowance	572	(3.9)%	227	(2.0)%
Permanent and other items (1)	(2,138)	14.5%	(3,367)	29.4%
	$(4,746)	32.2%	$(5,633)	49.1%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, meals and entertainment, and other items principally related to the effect of providing taxes in the interim financial statements based on the estimated full year effective tax rate.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Loss per Share
Basic and diluted loss per share for the three months ended March 31, 2024 and 2023, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator (Basic and Diluted):
Net loss	$(9,987)	$(5,833)
Change in value for stock settled consideration(1)	18	18
Adjusted net loss	$(9,969)	$(5,815)

Denominator:
Basic
Weighted average common shares issued and outstanding	38,464	39,211
Deduct: Unvested RSAs (2)	(17)	(11)
Weighted average common shares outstanding	38,447	39,200

Basic loss per common share	$(0.26)	$(0.15)
Diluted
Weighted average common shares outstanding from above	38,447	39,200
Add: Dilutive effect of RSUs, RSAs & ESPP(3)	—	—
Add: Contingently issuable shares(1)(3)	—	—
Weighted average common shares outstanding	38,447	39,200
Diluted loss per common share	$(0.26)	$(0.15)
Antidilutive shares excluded from diluted earnings per common share(4)	1,020	1,608
(1)Relates to contingently issuable stock settled consideration.
(2)RSAs were issued and outstanding to the non-employee directors and have a one-year vesting term subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(3)Shares related to the Company's RSUs, RSAs, ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for the three months ended March 31, 2024 because inclusion of such shares would be antidilutive in a period of loss.
(4)Primarily pertaining to RSU grants to the Company’s employees and independent contractors.
12.    Commitments and Contingencies
Credit Agreement
On June 18, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”). On May 31, 2022, the Company executed an amended and restated Credit Agreement to extend the maturity date of the Credit Agreement to August 1, 2022, and which included substantially the same terms and conditions as the original credit facility. On July 28, 2022, the Company entered into the Second Amended and Restated Credit Agreement to adjust the maturity date of the Credit Agreement to June 1, 2025, with principally the same terms and conditions as the extension signed in May 2022. On September 25, 2023, the Company executed the First Amendment to the Second Amended and Restated Credit Agreement which provides for a $10 million line of credit and a maturity date of June 1, 2024 (the “Credit Facility”).
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Facility are available for general corporate purposes and working capital. The Credit Facility includes a $3.0 million sublimit for the issuance of standby letters of credit of which $1,050,000 was utilized at March 31, 2024. Borrowings under the Credit

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Facility will bear interest at the Daily Simple SOFR rate plus a spread of 175 basis points. In connection with the amendments to the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.5% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fees are included in interest expense in the accompanying condensed consolidated statements of operations and were $30,000 and $25,000 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial covenants, financial reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain total liquidity including cash and cash equivalents and marketable securities, held for sale of $100 million and an average daily cash balance of $35 million with the Bank, on a combined basis with all the guarantors, calculated as of the end of the month. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of March 31, 2024, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS Agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of March 31, 2024, the Company has agreed to a maximum aggregate guarantee obligation of $186.8 million relating to loans with an unpaid balance of $1,120.7 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. As of March 31, 2024 and December 31, 2023, the Company has recorded an allowance for loss-sharing obligations of $986,000 and $851,000, respectively, and pledged $402,000 and $283,000, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of March 31, 2024 aggregated $18.3 million.
13.    Subsequent Events
On October 6, 2023, the Board of Directors amended the 2013 Plan and amended the ESPP Plan. The amendments to the 2013 Plan (i) eliminated the term of the 2013 Plan, and (ii) made certain other best practice and administrative changes. Further, the amendments to the ESPP (i) eliminated the term of the ESPP, (ii) removed the “evergreen” feature providing for annual increases in the number of shares reserved for issuance under the ESPP without stockholder approval, (iii) increased the discount qualifying employees may purchase shares of the Company stock to 15% based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations, (iv) and made certain other best practice and administrative changes to the ESPP.
On May 2, 2024, stockholders of the Company approved the Amended Plan and Amended ESPP. On that same date, the grants of RSU awards covering 547,424 shares, which were previously granted subject to stockholder approval of the Amended Plan, became effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its consolidated subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, including our expectations regarding the long-term outlook of the commercial real estate transaction market and our positioning within it, our belief relating to the Company’s long-term growth, our assessment of the key factors influencing the Company’s business outlook for 2024 and the execution of our capital return program, including a semi-annual dividend and stock repurchase program. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
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
•our ability to successfully identify, negotiate, execute, and integrate accretive acquisitions; and
•other risk factors included under “Risk Factors” in our most recent Annual Report on Form 10-K.
In addition, in this Quarterly Report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “goal,” “expect,” “predict,” “potential,” “should,” and similar expressions, as they relate to our Company, our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.
Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview
We are a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of March 31, 2024, we had 1,722 investment sales and financing professionals that are primarily exclusive independent contractors operating in more than 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three months ended March 31, 2024, we closed 1,564 investment sales, financing and other transactions with total sales volume of approximately $9.7 billion. During the year ended December 31, 2023, we closed 7,546 investment sales, financing and other transactions with total sales volume of approximately $43.6 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended March 31, 2024, approximately 85% of our revenue was generated from real estate brokerage commissions, 11% from financing fees and 4% from other real estate related services.
We divide commercial real estate into four major markets, characterized by price:
• Properties priced less than $1 million;
• Private client market: properties priced from $1 million to up to but less than $10 million;
• Middle market: properties priced from $10 million to up to but less than $20 million; and
• Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the $1-$10 million private client market, which contributed approximately 67% of our real estate brokerage commissions during both the three months ended March 31, 2024 and 2023. The following tables set forth the number of transactions, sales volume and revenue by each commercial real estate market for real estate brokerage:

	Three Months Ended March 31,
	2024			2023			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	186	$103	$4,764	183	$116	$5,038	3	$(13)	$(274)
Private Client Market ($1 – <$10 million)	808	2,590	73,163	970	3,254	90,503	(162)	(664)	(17,340)
Middle Market ($10 – <$20 million)	59	802	15,093	66	900	17,368	(7)	(98)	(2,275)
Larger Transaction Market (≥$20 million)	49	2,166	16,455	60	2,862	22,137	(11)	(696)	(5,682)
	1,102	$5,661	$109,475	1,279	$7,132	$135,046	(177)	$(1,471)	$(25,571)

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
While most economists remain committed to a “soft landing” economic forecast for 2024, inflation has remained tenacious, moderating the prospects of Federal Reserve initerest rate reductions this year. Numerous economic metrics remain positive, with several gaining momentum. First quarter hiring added an average of 276,000 new jobs per month, while the unemployment rate has remained range-bound below 4%. In addition, real disposable income is up by 1.7% compared to last year while total savings, including money market accounts, has been trending higher for the 10 months prior to March 31, 2024. The broad-based positive economic momentum has in-turn supported rising consumer sentiment, and inflation-adjusted core retail sales were up by 2.4% compared to last year as of March 2024.
The positive economic momentum in conjunction with higher than anticipated inflation metrics in the first quarter has led Wall Street to restrain forecasts of impending Federal Reserve interest rate reductions this year. The Federal Reserve has repeatedly stressed its cautious perspective, reiterating its desire to see concrete evidence that inflation will fall to and remain around the Federal Reserve goal of 2% per annum. This “higher for longer” stance is contrary to the hopes of many commercial real estate investors, but the stronger than expected economic momentum could ultimately bolster commercial real estate space demand, in turn supporting property values.
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
Space demand in the first quarter of 2024 was mixed, with apartment and retail properties generating increased absorption while industrial space demand fell modestly negative. Office space demand was positive in 40% of the major metropolitan areas, but net negative in the first quarter on a national basis. Multifamily absorption in the first quarter of 2024 topped 100,000 units, the strongest quarterly results since the fourth quarter of 2021, but the gains were more than offset by the delivery of 135,000 new apartment units resulting in a 10-basis point uptick in the national vacancy rate. The delivery of an additional 345,000 new apartment units is expected through the remainder of the year, which will continue to apply upward pressure to multifamily vacancy rates on a national level.
Although the fundamentals of most property types remain sound, with the notable exception of urban office, both lending and investor activity remain below the pre-pandemic historical norm and the expectation gap between buyers and sellers remains challenging. The demand for space will continue to be influenced by consumer and business sentiment as well as the broader economic outlook.
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
The capital markets remain at the heart of the commercial real estate transaction slowdown. The combination of sustained higher interest rates with tighter lender underwriting, reduced loan-to-value standards and a broad-based reduction in the volume of available debt capital have restrained market liquidity and forced investors to recalibrate their underwriting. This exacerbated the buyer/seller expectation gap and reduced trading throughout 2023 and into the first quarter of 2024.

Although the Federal Reserve had suggested an increased likelihood of reductions in the overnight rate in 2024, stronger than expected economic momentum and higher than anticipated inflation readings in the first quarter have dampened the rate reduction outlook. FedWatch rate predictions have shifted dramatically since the beginning of the year when the forward-looking indicator suggested the Federal Reserve would reduce rates to between 3.75% to 4.75% by year end. Now, FedWatch predicts end of year Federal Funds rates in the 4.5%-5.5% band. The reduced expectations of Federal Reserve rate reductions together with a variety of other factors has in turn placed upward pressure on the 10-year U.S. Treasury yield, driving the rate upward by more than 60 basis points since the beginning of the year. The higher than expected interest rate climate has increased pressure on the expectation gap between buyers and sellers and placed additional strains on the commercial real estate transactional market.
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
The commercial real estate sector marked a fifth consecutive quarter of below average sales activity as persistent headwinds, including still-elevated interest rates, tightened lender underwriting and the buyer/seller expectation gap weighed on transactions. Although some signs of recovery have begun to emerge, with pre-transaction broker engagement gathering momentum, the market has yet to clearly signal a turning point. We believe a significant volume of investment capital remains undeployed waiting for economic, interest rate, financial market, geopolitical and commercial real estate pricing clarity. Additional price adjustments likely remain necessary to recalibrate values to higher interest rates, but the duration of the recalibration process will depend on the combination of Federal Reserve rate policies, political stability and the market forces driving long-term interest rates. Once investors re-engage in the market, it will likely take time to navigate the price discovery process and for sales activity to revive.
Office properties, particularly those in the urban core, continue to face the greatest uncertainty and the greatest challenges in acquiring debt financing. Apartment financing, underpinned by Fannie Mae and Freddie Mac, has generally been the most attainable, with typically lower interest rates than other property types. However, the rapid interest rate spike relative to the sector's very low cap rates and the large apartment development pipeline together with slackening rent growth has impacted apartment sales. Defensive assets — such as single-tenant net lease properties backed by high-credit tenants — and medical office assets continue to receive buyer interest, but sales of these types of properties have also fallen as the flow of 1031 exchange capital coming from other property types has diminished. Ultimately, the market velocity will be dictated by a combination of the economic outlook, geopolitical forces, Federal Reserve action, interest rates and the narrowing of the buyer/seller expectation gap. If, and when, the Federal Reserve reduces rates, we believe commercial real estate sales activity should begin to increase toward its historical norm.
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
To a lesser extent, we also earn fees on loan performance, equity advisory services, loan sales, loan guarantees and ancillary services associated with financing activities. We recognize guarantee fees over the term of the guarantee and other fees when we have no further performance obligations, generally upon the closing of a transaction.
Other Revenue
Other revenue includes fees generated from consulting and advisory services, leasing, as well as referral fees from other real estate brokers, and are recognized when services are provided, upon closing of the transaction or when we have no further performance obligations.
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

Depreciation and Amortization Expense
Depreciation expense consists of depreciation recorded on our computer software and hardware equipment, as well as our furniture, fixtures and equipment. Depreciation is recognized over estimated useful lives ranging from three to seven years for assets. Amortization expense consists of amortization recorded on intangible assets amortized on a straight-line basis using a useful life between one and seven years.
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
Benefit for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of (i) changes in our annual effective tax rate applied to current pre-tax income (loss), (ii) the change in the mix of our activities in the jurisdictions in which we operate due to differing tax rates in those jurisdictions and (iii) the impact of permanent items, including compensation charges, qualified transportation fringe benefits, uncertain tax positions, meals and entertainment and tax-exempt deferred compensation plan assets. Our benefit for income taxes includes the windfall tax benefits and shortfall expenses, net, from shares issued in connection with our 2013 Plan and ESPP.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.
Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2024 and 2023. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended March 31, 2024 and 2023, we closed more than 1,500 and 1,800 investment sales, financing and other transactions, respectively, with total sales volume of approximately $9.7 billion and $10.4 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended March 31,
Real Estate Brokerage	2024	2023
Average Number of Investment Sales Professionals	1,638	1,782
Average Number of Transactions per Investment Sales Professional	0.67	0.72
Average Commission per Transaction	$99,343	$105,587
Average Commission Rate	1.93%	1.89%
Average Transaction Size (in thousands)	$5,137	$5,576
Total Number of Transactions	1,102	1,279
Total Sales Volume (in millions)	$5,661	$7,132

	Three Months Ended March 31,
Financing (1)	2024	2023
Average Number of Financing Professionals	99	92
Average Number of Transactions per Financing Professional	2.36	3.03
Average Fee per Transaction	$47,178	$46,548
Average Fee Rate	0.67%	0.75%
Average Transaction Size (in thousands)	$7,094	$6,189
Total Number of Transactions	234	279
Total Financing Volume (in millions)	$1,660	$1,727
(1)Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended March 31, 2024 and 2023
Below are key operating results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 (dollars in thousands):

	Three Months Ended March 31, 2024	Percentage of Revenue	Three Months Ended March 31, 2023	Percentage of Revenue	Change
					Dollar		Percentage
Revenue:
Real estate brokerage commissions	$109,475	84.8%	$135,046	87.2%	$(25,571)	-18.9%	(18.9)%
Financing fees	14,427	11.2	15,868	10.3	(1,441)	-9.1%	(9.1)%
Other revenue	5,202	4.0	3,878	2.5	1,324	34.1%	34.1%
Total revenue	129,104	100	154,792	100	(25,688)	-16.6%	(16.6)%
Operating expenses:
Cost of services	76,868	59.5	95,427	61.6	(18,559)	-19.4%	(19.4)%
Selling, general and administrative	68,916	53.4	72,219	46.7	(3,303)	-4.6%	(4.6)%
Depreciation and amortization	3,422	2.7	3,207	2.1	215	6.7%	6.7%
Total operating expenses	149,206	115.6	170,853	110.4	(21,647)	-12.7%	(12.7)%
Operating loss	(20,102)	(15.6)	(16,061)	(10.4)	(4,041)	25.2%	25.2%
Other income, net	5,568	4.3	4,810	3.1	758	15.8%	15.8%
Interest expense	(199)	(0.1)	(215)	(0.1)	16	-7.4%	(7.4)%
Loss before benefit for income taxes	(14,733)	(11.4)	(11,466)	(7.4)	(3,267)	28.5%	28.5%
Benefit for income taxes	(4,746)	(3.7)	(5,633)	(3.6)	887	-15.7%	(15.7)%
Net loss	$(9,987)	(7.7)%	$(5,833)	(3.8)%	$(4,154)	71.2%	71.2%
Adjusted EBITDA (1)	$(10,082)	(7.8)%	$(7,423)	(4.8)%	$(2,659)	35.8%	35.8%
(1)Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measure” below.
Revenue
Our total revenue was $129.1 million for the three months ended March 31, 2024 compared to $154.8 million for the same period in 2023, a decrease of $25.7 million, or 16.6%. Total revenue decreased as a result of decreases in real estate brokerage commissions and financing fees, as described below. See “Factors Affecting Our Business” section for additional market information.

Real estate brokerage commissions. Revenue from real estate brokerage commissions decreased to $109.5 million for the three months ended March 31, 2024 from $135.0 million for the same period in 2023, a decrease of $25.6 million, or 18.9%. The number of transactions decreased by 13.8% and the average transaction size decreased by 7.9%, which drove a decrease of revenue of 19.2% in the Private Client Market and a decrease of 20.1% in the combined Middle Market and Larger Transaction Market. The average commission rate increased by four basis points during the three months ended March 31, 2024 compared to the same period in 2023 as a result of a shift in the proportion of transactions from the Middle Market and Larger Transaction Market as smaller transactions typically earn higher commission rates.
Financing fees. Revenue from financing fees decreased to $14.4 million for the three months ended March 31, 2024 from $15.9 million for the same period in 2023, a decrease of $1.4 million, or 9.1%, resulting primarily from a 16.1% decrease in the number of financing transactions. This decrease was partially offset by an increase in the average transaction size of 14.6% and an increase in the average fee per transaction of 1.4%.

Other revenue. Other revenue increased to $5.2 million for the three months ended March 31, 2024 from $3.9 million for the same period in 2023, an increase of $1.3 million, or 34.1%. The increase was primarily driven by increases in fees generated from leasing activity during the three months ended March 31, 2024, compared to the same period in 2023.
Total Operating Expenses
Our total operating expenses were $149.2 million for the three months ended March 31, 2024 compared to $170.9 million for the same period in 2023, a decrease of $21.6 million, or 12.7%. Cost of services decreased by $18.6 million and selling, general, and administrative expenses decreased by $3.3 million, as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services decreased to $76.9 million for the three months ended March 31, 2024 from $95.4 million for the same period in 2023, a decrease of $18.6 million, or 19.4%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenue noted above. Cost of services as a percentage of total revenue decreased by 210 basis points to 59.5% compared to the same period in 2023 primarily due to our senior investment sales and financing professionals earning a lower amount of additional commissions due to lower revenue.
Selling, general, and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2024 decreased to $68.9 million, from $72.2 million compared to the same period in 2023, a decrease of $3.3 million or 4.6%. The decrease was primarily due to a reduction in marketing support and events attributable to lower revenue, partially offset by increased compensation-related costs. As a percentage of revenue, selling, general and administrative expense increased due to the fixed nature of certain of these expenses.
Depreciation and amortization expense. Depreciation and amortization expense increased by an immaterial amount for the three months ended March 31, 2024 compared to the same period in 2023.
Other Income, Net
Other income, net increased to $5.6 million for the three months ended March 31, 2024 from $4.8 million compared to the same period in 2023. The increase of $0.8 million was primarily driven by an increase in interest income as a result of rebalancing the Company's investments.
Interest Expense
Interest expense increased by an immaterial amount for the three months ended March 31, 2024 compared to the same period in 2023, and primarily relates to interest expense on the Company’s SARs liability.
Benefit for Income Taxes
The benefit for income taxes was $4.7 million for the three months ended March 31, 2024, compared to $5.6 million for the same period in 2023. The effective income tax rate for the three months ended March 31, 2024, was 32.2% compared to 49.1% for the same period in 2023. The majority of the reduction in the effective tax rate is due to the relationship of permanent and other items to pre-tax loss as presented in Note 10 - “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measure
In this Quarterly Report on Form 10-Q, we include a non-GAAP financial measure, Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income before (i) interest income, (ii) interest expense, (iii) (benefit) provision for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted

EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(9,987)	$(5,833)
Adjustments:
Interest income	(4,765)	(4,390)
Interest expense	199	215
Benefit for income taxes	(4,746)	(5,633)
Depreciation and amortization	3,422	3,207
Stock-based compensation	5,795	5,011
Adjusted EBITDA	$(10,082)	$(7,423)
Liquidity and Capital Resources
Our primary sources of liquidity are cash, cash equivalents, and restricted cash, cash flows from operations, marketable debt securities, available-for-sale and, if necessary, borrowings under our Credit Agreement (as defined herein). In order to enhance yield to us, we have invested a portion of our cash in money market funds and fixed and variable income debt securities, in accordance with our investment policy approved by the Board of Directors. Certain of our investments in money market funds may not maintain a stable net asset value and may impose a discretionary liquidity fee. To date, the Company has not experienced any restrictions or gating fees on its ability to redeem funds from money market funds. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash, cash equivalents, and restricted cash, proceeds from the sale of marketable debt securities, available-for-sale or availability under our Credit Agreement.
Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $80.2 million to $90.6 million at March 31, 2024, compared to $170.8 million at December 31, 2023. The following table sets forth our summary cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash flows used in operating activities	$(51,021)	$(101,207)
Net cash flows (used in) provided by investing activities	(21,601)	117,356
Net cash flows used in financing activities	(7,500)	(24,015)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(75)	19
Net decrease in cash, cash equivalents, and restricted cash	(80,197)	(7,847)
Cash, cash equivalents, and restricted cash at beginning of period	170,753	235,873
Cash, cash equivalents, and restricted cash at end of period	$90,556	$228,026
Operating Activities
Cash flows used in operating activities were $51.0 million for the three months ended March 31, 2024 compared to $101.2 million for the same period in 2023. The $50.2 million decrease in cash flows used in operating activities for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to decreased bonus, deferred commission and compensation and advances and loans payments in the current year compared to the same period in prior year, partially offset by decreased operating income as discussed above. The cash flows from operating activities are also affected by the timing of certain cash receipts and payments.
Investing Activities
Cash flows used in investing activities were $21.6 million for the three months ended March 31, 2024 compared to cash flows provided by investing activities of $117.4 million for the same period in 2023. The $139.0 million decrease in cash flows from investing activities for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a net decrease of $139.2 million in net proceeds from sales and maturities of securities in 2024 compared to the same period in 2023.
Financing Activities
Cash flows used in financing activities were $7.5 million for the three months ended March 31, 2024 compared to $24.0 million for the same period in 2023. The decrease of $16.5 million in cash flows used in financing activities for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a decrease of $16.1 million in stock repurchases in 2024 compared to the same period in 2023 .
Liquidity
We believe that our existing balances of cash, cash equivalents, and restricted cash, cash flows expected to be generated from our operations, and proceeds from the sale of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months and the foreseeable future. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of March 31, 2024, cash, cash equivalents, and restricted cash and marketable debt securities, available-for-sale, aggregated $346.3 million.
Credit Agreement
We have a credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”) which provides for a $10.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2024. The Company is monitoring covenant compliance on a regular basis to ensure continued compliance with the Credit Agreement. Our ability to borrow under our Credit Agreement is limited by our ability to comply with its covenants or obtain necessary waivers. See Note 12 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae, which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of March 31, 2024, the Company has agreed to a maximum aggregate guarantee obligation of $186.8 million relating to loans with an unpaid balance of $1,120.7 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The Company records a loan-loss obligation and is required to provide cash collateral to MTRCC for this obligation.
Material Cash Requirements
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 through the date the condensed consolidated financial statements were issued, other than for the payment on April 5, 2024 of a semi-annual regular dividend of $0.25 per share on outstanding common stock declared by our Board of Directors on February 8, 2024, aggregating $10.1 million.

Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of increased interest rates on the broader economy.
The annual Consumer Price Index (“CPI”) inflation rate in the U.S. peaked at 9.1% in June 2022, the highest annual inflation rate since November 1981, then fell to 3.1% in November 2023. Since then, the headline CPI inflation rate has trended upward to a reading of 3.5% in March 2024. In 2022 through 2023, the Federal Reserve increased the federal funds rate to the 5.25%-5.5% range in an effort to combat inflation, which has had an adverse impact on commercial real estate transactions. We have had to increase the wages we pay our employees due to inflationary pressures. Furthermore, our clients are also affected by inflation and increased interest rates. The inflation volatility in the first quarter of 2024 has raised questions about whether and when the Federal Reserve will reduce interest rates. At the beginning of the year, there were broad expectations that the Federal Reserve would make several rate cuts in 2024, but expectations have been pared back to just one or two rate reductions this year. The uncertainty surrounding the interest rate outlook continues to restrain investor transaction activity in the commercial real estate market.
Critical Accounting Estimates
We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no significant changes in our critical accounting policies, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 27, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of March 31, 2024, the fair value of investments in marketable debt securities, available-for-sale was $255.7 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management, yield management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average credit rating of our portfolio investments (exclusive of cash, cash equivalents, and restricted cash) was AA- as of March 31, 2024. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of March 31, 2024 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease …..................	$4,834
1% Decrease …..................	$2,417
1% Increase …..................	$(2,416)
2% Increase …..................	$(4,832)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that as of March 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Share repurchase activity during the three months ended March 31, 2024 was as follows:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2024 - January 31, 2024	—	$—	—	$71,505,492
February 1, 2024 - February 29, 2024	—	—	—	71,505,492
March 1, 2024 - March 31, 2024	16,900	32.77	16,900	70,951,742
Total	16,900		16,900	$70,951,742
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
(2)On May 2, 2023, our Board of Directors announced its approval of an additional $70 million to repurchase common stock under its common stock repurchase program, resulting in approximately $71.0 million available to repurchase shares under its common stock repurchase program as of March 31, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Hessam Nadji President and Chief Executive Officer	March 14, 2024	Rule 10b5-1 Trading Arrangement	Up 30,000 shares to be sold	Earlier of March 14, 2025 or when all shares are sold under the plan.	N/A	N/A

(1)Except as indicated by footnote, each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c), as amended (the “Rule”).
(2)Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. Each trading arrangement marked as a “Rule 10b5-1 Trading Arrangement” only permitted or only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule. Except as indicated by footnote, each arrangement also provided or provides for automatic expiration in the event of death, liquidation, dissolution, bankruptcy, insolvency, termination by the employee or their agent, the broker’s determination or exercise of its termination right as set forth in the arrangement.
(3)Complied with the then-applicable requirements of Rule 10b5-1(c) when adopted in March 2024.

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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	May 8, 2024	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2024	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)