Form 10-Q
period 2024-06-30
Marcus & Millichap, Inc.
filed 2024-08-07
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of August 2, 2024 was 38,729,323 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$161,993	$170,753
Commissions receivable	15,731	16,171
Prepaid expenses	7,843	8,813
Income tax receivable	9,724	9,299
Marketable debt securities, available-for-sale (amortized cost of $120,308 and $169,018 at June 30, 2024 and December 31, 2023, respectively, and $0 allowance for credit losses)	119,807	168,881
Advances and loans, net	11,125	3,574
Other assets, current	17,795	16,203
Total current assets	344,018	393,694
Property and equipment, net	27,366	27,450
Operating lease right-of-use assets, net	89,256	90,058
Marketable debt securities, available-for-sale (amortized cost of $55,493 and $69,538 at June 30, 2024 and December 31, 2023, respectively, and $0 allowance for credit losses)	53,700	67,459
Assets held in rabbi trust	11,686	10,838
Deferred tax assets, net	49,595	46,930
Goodwill and other intangible assets, net	48,970	51,183
Advances and loans, net	185,612	175,827
Other assets, non-current	15,226	14,972
Total assets	$825,429	$878,411
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,036	$8,126
Deferred compensation and commissions	46,644	55,769
Operating lease liabilities	17,858	18,336
Accrued bonuses and other employee related expenses	10,760	19,119
Other liabilities, current	7,791	3,919
Total current liabilities	93,089	105,269
Deferred compensation and commissions	28,188	47,771
Operating lease liabilities	70,590	69,407
Other liabilities, non-current	6,892	10,690
Total liabilities	198,759	233,137
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,729,323 and 38,412,484 at June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	161,895	153,740
Retained earnings	466,132	492,298
Accumulated other comprehensive loss	(1,361)	(768)
Total stockholders’ equity	626,670	645,274
Total liabilities and stockholders’ equity	$825,429	$878,411
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Real estate brokerage commissions	$135,423	$140,330	$244,898	$275,376
Financing fees	18,294	17,896	32,721	33,764
Other revenue	4,650	4,640	9,852	8,518
Total revenue	158,367	162,866	287,471	317,658
Operating expenses:
Cost of services	98,081	101,163	174,949	196,590
Selling, general and administrative	65,003	68,910	133,919	141,129
Depreciation and amortization	3,329	3,468	6,751	6,675
Total operating expenses	166,413	173,541	315,619	344,394
Operating loss	(8,046)	(10,675)	(28,148)	(26,736)
Other income, net	4,812	4,890	10,380	9,700
Interest expense	(204)	(216)	(403)	(431)
Loss before provision (benefit) for income taxes	(3,438)	(6,001)	(18,171)	(17,467)
Provision (benefit) for income taxes	2,100	2,728	(2,646)	(2,905)
Net loss	$(5,538)	$(8,729)	$(15,525)	$(14,562)

Net loss per share:
Basic	$(0.14)	$(0.23)	$(0.40)	$(0.37)
Diluted	$(0.14)	$(0.23)	$(0.40)	$(0.37)
Weighted average common shares outstanding:
Basic	38,675	38,538	38,561	38,867
Diluted	38,675	38,538	38,561	38,867
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(5,538)	$(8,729)	$(15,525)	$(14,562)
Other comprehensive loss:
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	97	(516)	(62)	600
Reclassification adjustment for net gains and losses included in other income, net	—	17	—	17
Net change, net of tax of $33 and $(16) for the three and six months ended June 30, 2024, and $(168) and $198 for the three and six months ended 2023, respectively	97	(499)	(62)	617
Foreign currency translation (loss) gain, net of tax of $0 for each of the three and six months ended June 30, 2024 and 2023, respectively	(182)	346	(531)	400
Total other comprehensive (loss) income	(85)	(153)	(593)	1,017
Comprehensive loss	$(5,623)	$(8,882)	$(16,118)	$(13,545)
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	—	$—	38,633,603	$4	$155,157	$471,670	$(1,276)	$625,555
Net and comprehensive loss	—	—	—	—	—	(5,538)	(85)	(5,623)
Stock-based award activity
Stock-based compensation	—	—	—	—	5,889	—	—	5,889
Shares issued pursuant to employee stock purchase plan	—	—	16,348	—	424	—	—	424
Issuance of common stock for vesting of restricted stock units	—	—	48,808	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	16,121	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(11,502)	—	(408)	—	—	(408)
Issuance of common stock for stock settled deferred consideration	—	—	25,945	—	833	—	—	833
Balance as of June 30, 2024	—	$—	38,729,323	$4	$161,895	$466,132	$(1,361)	$626,670

	Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	—	$—	38,876,354	$4	$132,905	$551,696	$(2,447)	$682,158
Net and comprehensive loss	—	—	—	—	—	(8,729)	(153)	(8,882)
Stock-based award activity
Stock-based compensation	—	—	—	—	5,351	—	—	5,351
Shares issued pursuant to employee stock purchase plan			15,297		392	—	—	392
Issuance of common stock for vesting of restricted stock units	—	—	43,923	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards			17,339					—
Shares withheld related to net share settlement of stock-based awards	—	—	(11,885)	—	(339)	—	—	(339)
Issuance of common stock for stock settled deferred consideration			58,205		1,833			1,833
Repurchases of common stock	—	—	(538,638)	—	—	(16,594)	—	(16,594)
Balance as of June 30, 2023	—	$—	38,460,595	$4	$140,142	$526,373	$(2,600)	$663,919
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	38,412,484	$4	$153,740	$492,298	$(768)	$645,274
Net and comprehensive loss	—	—	—	—	—	(15,525)	(593)	(16,118)
Dividends	—	—	—		—	(10,087)	—	(10,087)
Stock-based award activity
Stock-based compensation	—	—	—	—	11,684	—	—	11,684
Shares issued pursuant to employee stock purchase plan	—	—	16,348	—	424	—	—	424
Issuance of common stock for vesting of restricted stock units	—	—	415,367	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	16,121	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(140,042)	—	(4,786)	—	—	(4,786)
Issuance of common stock for stock settled deferred consideration	—	—	25,945	—	833	—	—	833
Repurchases of common stock	—	—	(16,900)	—	—	(554)	—	(554)
Balance as of June 30, 2024	—	$—	38,729,323	$4	$161,895	$466,132	$(1,361)	$626,670

	Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	39,255,838	$4	$131,541	$585,581	$(3,617)	$713,509
Net and comprehensive (loss) income	—	—	—	—	—	(14,562)	1,017	(13,545)
Dividends	—	—	—	—	—	(10,284)	—	(10,284)
Stock-based award activity
Stock-based compensation	—	—	—	—	10,362	—	—	10,362
Shares issued pursuant to employee stock purchase plan	—	—	15,297	—	392	—	—	392
Issuance of common stock for vesting of restricted stock units	—	—	337,796	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,339	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(125,319)	—	(3,986)	—	—	(3,986)
Issuance of common stock for stock settled deferred consideration	—	—	58,205	—	1,833	—	—	1,833
Repurchases of common stock	—	—	(1,098,561)	—	—	(34,362)	—	(34,362)
Balance as of June 30, 2023	—	$—	38,460,595	$4	$140,142	$526,373	$(2,600)	$663,919
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(15,525)	$(14,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,751	6,675
Non-cash lease expense	11,060	12,928
Credit loss expense	205	634
Stock-based compensation	11,684	10,362
Deferred taxes, net	(2,646)	5,188
Unrealized foreign exchange losses (gains)	35	(56)
Net realized losses on marketable debt securities, available-for-sale	—	23
Other non-cash items	(480)	(560)
Changes in operating assets and liabilities:
Commissions receivable	145	(1,396)
Prepaid expenses	970	540
Advances and loans	(17,716)	(12,043)
Other assets	(1,951)	(4,981)
Accounts payable and accrued expenses	1,602	672
Income tax receivable	(425)	(8,808)
Accrued bonuses and other employee related expenses	(8,336)	(27,244)
Deferred compensation and commissions	(27,216)	(54,154)
Operating lease liabilities	(9,522)	(8,852)
Other liabilities	1,195	859
Net cash used in operating activities	(50,170)	(94,775)
Cash flows from investing activities
Purchases of marketable debt securities, available-for-sale	(68,507)	(142,867)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	131,575	230,795
Issuances of employee notes receivable	—	(119)
Payments received on employee notes receivable	5	33
Purchase of property and equipment	(4,296)	(5,469)
Net cash provided by investing activities	58,777	82,373
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(4,786)	(3,986)
Proceeds from issuance of shares pursuant to employee stock purchase plan	424	392
Dividends paid	(10,337)	(10,327)
Principal payments on stock appreciation rights liability	(1,976)	(1,945)
Principal payments on deferred and contingent consideration	—	(1,578)
Cash paid for stock repurchases	(554)	(34,928)
Net cash used in financing activities	(17,229)	(52,372)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(138)	121
Net decrease in cash, cash equivalents, and restricted cash	(8,760)	(64,653)
Cash, cash equivalents, and restricted cash at beginning of period	170,753	235,873
Cash, cash equivalents, and restricted cash at end of period	$161,993	$171,220
Supplemental cash flow disclosures:
Interest paid during the period	$559	$408
Income taxes paid, net	$425	$714
Supplemental disclosures of non-cash investing and financing activities:
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$19	$—
Unpaid purchases of property and equipment	$645	$382
Right-of-use assets obtained in exchange for operating lease liabilities	$10,273	$27,593
Issuance of stock for the settlement of deferred consideration	$833	$1,833
Dividend payable	$430	$467
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Description of Business, Basis of Presentation and Recent Accounting Pronouncements
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. As of June 30, 2024, MMI operates over 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed on February 27, 2024 with the SEC. The results of the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, for other interim periods or for future years.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, and restricted cash, investments in marketable debt securities, available-for-sale, investments in strategic alliance partners (included under other assets, current and non-current), security deposits (included under other assets, non-current), and commissions receivable, net. Cash, cash equivalents, and restricted cash are placed with high-credit quality financial institutions and invested in high-credit quality money market funds and commercial paper. Concentrations and ratings of investments in marketable debt securities, available-for-sale are limited by the approved investment policy.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
To reduce its credit risk, the Company monitors the credit standing of the financial institutions and money market funds that represent amounts recorded as cash, cash equivalents, and restricted cash. The Company historically has not experienced any significant losses related to cash, cash equivalents, and restricted cash.
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
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and six months ended June 30, 2024 and 2023, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due for brokerage and financing transactions are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three and six months ended June 30, 2024, the Company’s Canadian operations represented 6.5% and 5.6% of total revenue, respectively. During the three and six months ended June 30, 2023, the Company's Canadian operations represented 3.5% and 3.2% of total revenue, respectively.
During the three and six months ended June 30, 2024 and 2023, no office represented 10% or more of total revenue.
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
Other Revenue
Other revenue includes fees generated from leasing, consulting and advisory services, as well as referral fees from other real estate brokers, and such fees are recognized when services are provided, or upon closing of the transaction or when the Company has no further performance obligations.
Recent Accounting Pronouncements
Pending Adoption
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was issued in response to the SEC’s final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated, and to align the requirements in the FASB Accounting Standards Codification (“Codification”) with the SEC’s disclosure requirements. The effective date for each amendment in ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements and related disclosures.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computer software and hardware equipment	$54,010	$49,851
Furniture, fixtures and equipment	26,306	26,097
Less: accumulated depreciation and amortization	(52,950)	(48,498)
	$27,366	$27,450
Depreciation expense for property and equipment was $2.3 million for both the three months ended June 30, 2024 and 2023 and $4.7 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively.
3.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive loss and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$45,725	$—	$—	$(236)	$45,489
Corporate debt	74,583	—	—	(265)	74,318
	$120,308	$—	$—	$(501)	$119,807
Long-term investments:
U.S. treasuries	$828	$—	$—	$(52)	$776
U.S. government sponsored entities	1,033	—	6	(71)	968
Corporate debt	41,991	—	88	(1,515)	40,564
Asset-backed securities (“ABS”) and other	11,641	—	69	(318)	11,392
	$55,493	$—	$163	$(1,956)	$53,700

	December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$91,951	$—	$60	$(171)	$91,840
Corporate debt	77,067	—	14	(40)	77,041
	$169,018	$—	$74	$(211)	$168,881
Long-term investments:
U.S. treasuries	$10,097	$—	$—	$(245)	$9,852
U.S. government sponsored entities	1,069	—	29	(58)	1,040
Corporate debt	45,990	—	244	(1,669)	44,565
ABS and other	12,382	—	72	(452)	12,002
	$69,538	$—	$345	$(2,424)	$67,459

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	June 30, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$28,678	$(3)	$17,328	$(285)	$46,006	$(288)
U.S. government sponsored entities	—	—	453	(71)	453	(71)
Corporate debt	73,596	(167)	32,937	(1,613)	106,533	(1,780)
ABS and other	345	(1)	5,444	(317)	5,789	(318)
	$102,619	$(171)	$56,162	$(2,286)	$158,781	$(2,457)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$9,982	$(1)	$20,610	$(415)	$30,592	$(416)
U.S. government sponsored entities	—	—	488	(58)	488	(58)
Corporate debt	45,251	(59)	30,423	(1,650)	75,674	(1,709)
ABS and other	1,701	(15)	5,988	(437)	7,689	(452)
	$56,934	$(75)	$57,509	$(2,560)	$114,443	$(2,635)

(1)	The fair value excludes accrued interest receivable.
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross realized gains (1)	$—	$—	$—	$—
Gross realized losses (1)	$—	$(23)	$—	$(23)

(1)	Recorded in other income, net in the condensed consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of June 30, 2024, the portfolio had a weighted average credit rating of A+ and a weighted term to contractual maturity of 2.3 years, with 190 securities in the portfolio representing an unrealized aggregate loss of $2.5 million, or 1% of amortized cost, and a weighted average credit rating of A+.
As of June 30, 2024, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$120,308	$119,807	$169,018	$168,881
Due after one year through five years	35,472	34,686	48,241	47,200
Due after five years through ten years	10,888	10,205	12,950	12,279
Due after ten years	9,133	8,809	8,347	7,980
	$175,801	$173,507	$238,556	$236,340
Weighted average contractual maturity		2.3 years		1.9 years
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,871	$—	$37,871	$38,046	$—	$38,046
Intangible assets (1)	30,846	(19,747)	11,099	31,022	(17,885)	13,137
	$68,717	$(19,747)	$48,970	$69,068	$(17,885)	$51,183

(1)
Total weighted remaining average amortization period was 3.4 years and 3.8 years as of June 30, 2024 and December 31, 2023, respectively. Intangible assets principally include non-competes and customer relationships.

The Company recorded amortization expense for intangible assets of $1.0 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and $2.0 million and $2.3 million for the six months ended June 30, 2024 and 2023.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months Ended June 30, 2024
Beginning balance	$38,046
Additions from acquisitions	—
Impact of foreign currency translation	(175)
Ending balance	$37,871
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

June 30, 2024
Remainder of 2024	$2,008
2025	3,869
2026	2,156
2027	1,856
2028	1,210
Thereafter	—
$11,099
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
As of June 30, 2024, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of June 30, 2024, there was no impairment of its intangible assets or goodwill.
5.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans as of June 30, 2024 and December 31, 2023 was $883,000 and $680,000, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Security deposits	$—	$—	$1,320	$1,491
Employee notes receivable	26	37	11	26
Securities, held-to-maturity(1)	9,500	9,500	—	—
Loan performance fee receivable	2,211	1,725	9,142	7,885
Investments in convertible notes(2)	1,132	—	4,532	5,081
Other(3)	4,926	4,941	221	489
	$17,795	$16,203	$15,226	$14,972

(1)	Securities, held-to-maturity, are expected to mature on September 1, 2024 and accrue interest based on the 1-year treasury rate.
(2)
Convertible notes were purchased during the fourth quarter 2023 in connection with strategic alliances with companies in the real estate sector. The convertible notes accrue interest at rates between 6% and 10%, are convertible into equity for premiums and mature in a weighted average 1.2 years subject to extension at the option of the holders.

(3)	Other primarily includes customer trust accounts and prepaid lease costs.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Stock appreciation rights (“SARs”) liability (1)	$2,603	$2,480	$9,178	$11,418
Commissions payable to investment sales and financing professionals	43,651	52,689	9,742	28,198
Deferred compensation liability (1)	188	201	9,268	8,155
Other	202	399	—	—
	$46,644	$55,769	$28,188	$47,771

(1)	The SARs and deferred compensation liabilities become subject to payout at the time the participant is no longer considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to participants within the next twelve months have been classified as current.
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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2024 and 2023 were 5.95% and 5.79%, respectively. MMI recorded interest expense related to this liability of $170,000 and $190,000 for

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the three months ended June 30, 2024 and 2023, respectively, and $340,000 and $380,000 for the six months ended June 30, 2024 and 2023, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the six months ended June 30, 2024 and 2023, the Company made total payments of $2.5 million and $2.3 million, respectively, consisting of principal and accumulated interest.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the six months ended June 30, 2024 and 2023, the Company made total payments to participants of $121,000 and $163,000 respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Increase in the carrying value of the assets held in the rabbi trust (1)	$280	$472	$969	$930
Increase in the net carrying value of the deferred compensation obligation (2)	$(161)	$(452)	$(736)	$(885)
(1)Recorded in other income, net in the condensed consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Deferred consideration	$759	$1,178	$—	$393
Contingent consideration	4,703	819	810	4,663
Dividends payable	832	802	1,403	1,680
Loan guarantee obligation	932	725	3,731	3,194
Other	565	395	948	760
	$7,791	$3,919	$6,892	$10,690
6.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. In addition, the Company charges MMC for certain shared licensing arrangements. Under the TSA, the Company received net charge-backs during the three months ended June 30, 2024 and 2023 of $17,000 and $19,000, respectively, and during the six months ended June 30, 2024 and 2023 of $27,000 and $44,000, respectively These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended June 30, 2024 and 2023, the Company earned real estate brokerage commissions and financing fees of $290,000 and $0, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $168,000 and $0, respectively, related to this revenue. For the six months ended June 30, 2024 and 2023, the Company earned real estate brokerage commissions and financing fees of $1,020,000 and $441,000, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $610,000 and $264,000, respectively, related to this revenue.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $290,000 and $295,000 for the three months ended June 30, 2024 and 2023, respectively, and $581,000 and $592,000 for the six months ended June 30, 2024 and 2023, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The related operating lease right-of-use asset, net and operating lease liability as of June 30, 2024 was $7,363,000 and $7,918,000, respectively and as of December 31, 2023 was $7,800,000 and $8,300,000, respectively.
Amounts due to (from) MMC
As of June 30, 2024 and December 31, 2023, the Company recorded a receivable of $2,100 and payable of $10,000 with MMC, respectively. These amounts are included in other assets, current and accounts payable and accrued expenses, respectively, in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other
The Company makes advances to non-executive employees from time-to-time. At June 30, 2024 and December 31, 2023, the aggregate principal amount for employee notes receivable was $37,000 and $63,000, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets. See Note 5 - “Selected Balance Sheet Data”.
As of June 30, 2024, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 39% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
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
We have elected to account for our investments in convertible notes, included in other assets, under the fair value option, with changes in fair value recognized in other income, net in the condensed consolidated statements of operations. We estimate the fair value of each convertible note at each balance sheet date using a scenario-based framework that incorporates various scenarios weighted based on the expected likelihood of occurrence. Within each scenario, a discounted cash flow approach was utilized, taking the expected settlement for the event, and discounting it based on the expected timing and a discount rate. Each of the assumptions in the model were considered significant assumptions. We noted that a change in the expected probability, expected payoff, timing, or discount rate, would result in a change to the fair value ascribed to the convertible notes. As these are significant inputs not observable in the market, the valuation is classified as a Level 3 measurement.
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	June 30, 2024				December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$11,686	$—	$11,686	$—	$10,838	$—	$10,838	$—
Convertible notes	$5,664	$—	$—	$5,664	$5,081	$—	$—	$5,081
Cash equivalents (1):
Commercial paper	$24,391	$—	$24,391	$—	$27,998	$—	$27,998	$—
Money market funds	65,888	65,888	—	—	68,364	68,364	—	—
	$90,279	$65,888	$24,391	$—	$96,362	$68,364	$27,998	$—
Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$45,489	$45,489	$—	$—	$91,840	$91,840	$—	$—
Corporate debt	74,318	—	74,318	—	77,041	—	77,041	—
	$119,807	$45,489	$74,318	$—	$168,881	$91,840	$77,041	$—
Long-term investments:
U.S. treasuries	$776	$776	$—	$—	$9,852	$9,852	$—	$—
U.S. government sponsored entities	968	—	968	—	1,040	—	1,040	—
Corporate debt	40,564	—	40,564	—	44,565	—	44,565	—
ABS and other	11,392	—	11,392	—	12,002	—	12,002	—
	$53,700	$776	$52,924	$—	$67,459	$9,852	$57,607	$—
Liabilities:
Contingent consideration	$5,513	$—	$—	$5,513	$5,482	$—	$—	$5,482
Deferred consideration	$759	$—	$759	$—	$1,571	$—	$1,571	$—
Deferred compensation liability	$9,456	$9,456	$—	$—	$8,356	$8,356	$—	$—

(1)	Included in cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the six months ended June 30, 2024 and 2023.
During the six months ended June 30, 2024, the Company considered current and future interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of June 30, 2024 and December 31, 2023, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $13.2 million and $14.7 million, respectively. Assuming the achievement of the applicable performance criteria and time requirements, the Company anticipates these payments will be made over the next one to three-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of operations.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning balance	$5,482	$7,067
Change in fair value of contingent consideration(1)	31	511
Payments of contingent consideration	—	(1,060)
Ending balance	$5,513	$6,518

(1)	Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at June 30, 2024	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$5,513	Discounted cash flow	Expected life of cash flows	0.3-3.3	(0.9)
			Discount rate	5.3%-6.7%	(6.4%)
			Probability of achievement	10.8%-100.0%	(97.0%)

	Fair Value at December 31, 2023	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$5,482	Discounted cash flow	Expected life of cash flows	0.8-3.8 years	(1.4 years)
			Discount rate	5.3%-6.4%	(6.1%)
			Probability of achievement	11.1%-100.0%	(96.5%)

(1)	Unobservable inputs were weighted by the relative fair value of the instruments.
The fair value of the convertible notes considered (i) the contractual maturity which may be extended at the option of the holders, (ii) a weighted average premium at settlement of 113% upon a subsequent financing, equity financing or a change in control, and (iii) a weighted average discount rate of 15.4%. During the three months ended June 30, 2024, the fair value of the convertible notes increased by approximately $391,000. During the six months ended June 30, 2024, the fair value of the convertible notes increased by approximately $583,000 primarily due to accrued interest and the reduction in the estimated time to settlement from a weighted average of 1.8 years to 0.9 years.
Nonrecurring Fair Value Measurements
In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of intangibles, goodwill and other assets for indications of

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
8.    Stockholders’ Equity
Common Stock
As of June 30, 2024 and December 31, 2023, there were 38,729,323 and 38,412,484 shares of common stock, $0.0001 par value, issued and outstanding, which included unvested restricted stock awards (“RSAs”) issued to non-employee directors, respectively. See Note 11 – “Loss per Share” for additional information.
On August 1, 2024, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of October 4, 2024, to stockholders of record at the close of business on September 16, 2024. The compensation committee of the Company’s Board of Directors (“Compensation Committee”) granted dividend equivalents to all unvested grants as of the record date.
As of June 30, 2024, the $2.2 million dividend payable related to unvested stock awards remaining to be paid upon vesting of stock awards. The dividend payable is recorded in other liabilities in the condensed consolidated balance sheets, of which $1.4 million is classified as non-current. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At June 30, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.
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
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program (the “Repurchase Program”) of up to $70 million. On May 2, 2023, the Company's Board of Directors approved an additional $70 million to repurchase common stock under the Repurchase Program. During the three months ended June 30, 2024, the Company did not purchase any shares of common stock under the Repurchase Program. During the six months ended June 30, 2024, the Company repurchased and retired 16,900 shares of common stock for $0.6 million, at an average cost of $32.77 per share. As of June 30, 2024, $71.0 million remained authorized for repurchases under the Repurchase Program.
9.    Stock-Based Compensation Plans
2013 Omnibus Equity Incentive Plan
The Company’s Board of Directors adopted the 2013 Omnibus Equity Incentive Plan (the “2013 Plan”) in October 2013. In February 2017, the Board of Directors amended and restated the 2013 Plan, which was approved by the Company’s stockholders in May 2017. In October 2023, February 2024 and March 2024, the Board of Directors further amended the 2013 Plan to eliminate the term of the 2013 Plan and to make certain other best practice and administrative changes (the 2013 Plan, as amended, the “Amended Plan”). The Amended Plan was approved by the stockholders of the Company at the 2024 Annual Meeting of Stockholders.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Grants are made from time to time by the Compensation Committee at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a director compensation policy. The Compensation Committee, at its discretion, may credit dividend equivalents to certain unvested awards as provided in the Amended Plan. Any dividend equivalents credited to unvested awards are paid to the participant at the time the related grants vest. As of June 30, 2024, there were 3,033,769 shares available for future grants under the Amended Plan.
Awards Granted and Settled
Under the Amended Plan, the Company has issued RSAs to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year period from the date of grant, subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the Compensation Committee. Dividend equivalents granted for unvested stock awards that were granted prior to the Amended Plan are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are canceled upon termination as a service provider. As of June 30, 2024, there were no issued or outstanding options, SARs, performance units or performance share awards under the Amended Plan.
During the six months ended June 30, 2024, 432,706 RSUs and RSAs vested, with 140,042 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the Amended Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the Amended Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2023(1)	1,999,745	$39.90
Granted⁽[2]⁾	589,498	35.72
Vested	(432,706)	40.30
Forfeited/canceled	(41,994)	40.09
Nonvested shares at June 30, 2024(1)	2,114,543	$38.64

(1)	Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)	On May 2, 2024, stockholders of the Company approved the Amended Plan. On that same date, previously approved RSU awards covering 547,424 shares were granted when the Amended Plan became effective.
As of June 30, 2024, the Company had unrecognized stock-based compensation relating to RSUs and RSAs of approximately $69.5 million, which is expected to be recognized over a weighted-average period of 3.38 years.
Employee Stock Purchase Plan
In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, non-overlapping six-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year. Qualifying employees may purchase shares of the Company stock at a discount based on the lower of the market price at the beginning or end of the offering period, subject to Internal Revenue Service (“IRS”) limitations. The Company determined that the ESPP was a compensatory plan and is required to expense the fair value of the awards over each six-month offering period.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In October 2023 and February 2024, the Board of Directors amended the ESPP to (i) eliminate the term of the ESPP such that the ESPP shall continue in effect until the ESPP is terminated by the Board of Directors or the Compensation Committee, (ii) eliminate the “evergreen” feature providing for annual increases in the number of shares reserved for issuance under the ESPP without stockholder approval, (iii) increase the discount qualifying employees may purchase shares of the Company stock to 15% based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations and (iv) make certain other best practice and administrative changes to the ESPP (the “Amended ESPP”). The Amended ESPP was approved by the stockholders of the Company at the 2024 Annual Meeting of Stockholders.
The ESPP initially had 366,667 shares of common stock reserved, and 94,746 shares of common stock remain available for issuance as of June 30, 2024. As of June 30, 2024, total unrecognized compensation cost related to the Amended ESPP was $99,000 and is expected to be recognized over a weighted average period of 0.37 years.
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
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of operations and consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ESPP	$54	$28	$108	$83
RSUs and RSAs	5,835	5,323	11,576	10,279
	$5,889	$5,351	$11,684	$10,362
10.    Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2024 was (61.1)% and 14.6%, respectively, compared to (45.5)% and 16.6% for the three and six months ended June 30, 2023, respectively. The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The benefit for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before benefit for income taxes and consisted of the following (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax benefit at the federal statutory rate	$(722)	21.0%	$(1,260)	21.0%	$(3,816)	21.0%	$(3,668)	21.0%
State income tax expense (benefit), net of federal benefit	146	(4.2)%	315	(5.3)%	(505)	2.8%	(424)	2.4%
Shortfall tax expense, net related to stock-based compensation	11	(0.3)%	119	(2.0)%	576	(3.2)%	773	(4.4)%
Change in valuation allowance	(889)	25.9%	17	(0.3)%	(317)	1.7%	244	(1.4)%
Permanent and other items (1)	3,554	(103.5)%	3,537	(58.9)%	1,416	(7.7)%	170	(1.0)%
	$2,100	(61.1)%	$2,728	(45.5)%	$(2,646)	14.6%	$(2,905)	16.6%

(1)	Permanent items relate principally to compensation charges, qualified transportation fringe benefits, meals and entertainment, and other items principally related to the effect of providing taxes in the interim financial statements based on the estimated full year effective tax rate.
11.    Loss per Share
Basic and diluted loss per share for the three and six months ended June 30, 2024 and 2023, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator (Basic and Diluted):
Net loss	$(5,538)	$(8,729)	$(15,525)	$(14,562)
Change in value for stock settled consideration(1)	3	13	24	37
Adjusted net loss	$(5,535)	$(8,716)	$(15,501)	$(14,525)
Denominator:
Basic
Weighted average common shares issued and outstanding	38,692	38,553	38,578	38,880
Deduct: Unvested RSAs (2)	(17)	(15)	(17)	(13)
Weighted average common shares outstanding	38,675	38,538	38,561	38,867
Basic loss per common share	$(0.14)	$(0.23)	$(0.40)	$(0.37)
Diluted
Weighted average common shares outstanding from above	38,675	38,538	38,561	38,867
Add: Dilutive effect of RSUs, RSAs & ESPP(3)	—	—	—	—
Add: Contingently issuable shares(1)(3)	—	—	—	—
Weighted average common shares outstanding	38,675	38,538	38,561	38,867
Diluted loss per common share	$(0.14)	$(0.23)	$(0.40)	$(0.37)
Antidilutive shares excluded from diluted loss per common share(4)	1,296	1,887	1,220	1,781
(1)Relates to contingently issuable stock settled consideration.
(2)RSAs were issued to the non-employee directors and have a one-year vesting term subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3)Shares related to the Company's RSUs, RSAs, ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for the six months ended June 30, 2024 because inclusion of such shares would be antidilutive in a period of loss.
(4)Primarily pertaining to RSU grants to the Company’s employees and independent contractors.
12.    Commitments and Contingencies
Credit Agreement
On June 18, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”). On May 31, 2022, the Company executed an amended and restated Credit Agreement to extend the maturity date of the Credit Agreement to August 1, 2022, and which included substantially the same terms and conditions as the original credit facility. On July 28, 2022, the Company entered into the Second Amended and Restated Credit Agreement to adjust the maturity date of the Credit Agreement to June 1, 2025, with principally the same terms and conditions as the extension signed in May 2022. On September 25, 2023, the Company executed the First Amendment to the Second Amended and Restated Credit Agreement which provides for a $10 million line of credit and a maturity date of June 1, 2024. On May 30, 2024, the Company executed the Second Amendment to the Second Amended Restated Credit Agreement which extended the maturity date to June 1, 2025 (the “Credit Facility”).
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Facility are available for general corporate purposes and working capital. The Credit Facility includes a $3.0 million sublimit for the issuance of standby letters of credit of which $1,050,000 was utilized at June 30, 2024. Borrowings under the Credit Facility will bear interest at the Daily Simple SOFR rate plus a spread of 175 basis points. In connection with the amendments to the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.5% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fees are included in interest expense in the accompanying condensed consolidated statements of operations and were $33,000 and $26,000 for the three months ended June 30, 2024 and 2023, respectively, and $63,000 and $51,000 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial covenants, financial reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain total liquidity including cash and cash equivalents and marketable securities, held for sale of $100 million and an average daily cash balance of $35 million with the Bank, on a combined basis with all the guarantors, calculated as of the end of the month. In addition, the Credit Facility requires that $10 million of the minimum daily average cash deposits be held in a blocked account at the Bank, as cash collateral. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of June 30, 2024, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS Agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of June 30, 2024, the Company has agreed to a maximum aggregate guarantee obligation of $194.7 million relating to loans with an unpaid balance of $1,168.3 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. As of June 30, 2024 and December 31, 2023, the Company has recorded an allowance for loss-sharing obligations of $1,039,000 and $851,000, respectively, and pledged $532,000 and $283,000, respectively, in a restricted bank account in support of the guarantee obligation.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of June 30, 2024 aggregated $22.5 million.
13.    Subsequent Events
On August 1, 2024, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or approximately $10.2 million, with a payment date of October 4, 2024, to stockholders of record at the close of business on September 16, 2024.
In connection with the Strategic Alliance with MTRCC, the Company holds a $9.5 million investment in MTRCC Mandatorily Redeemable Fixed-Rate Cumulative Preferred Stock classified as held-to-maturity, which matures on September 1, 2024. Upon the redemption of the above shares, the Company has committed to purchase $9.5 million of Mandatorily Redeemable Fixed-Rate Cumulative Preferred Stock of MTRCC on September 1, 2024. The preferred stock will accrue dividends, as and if declared, based on the one-year treasury rate.

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
•changes in interest rates, availability of capital, tax laws, employment laws, or other government regulation affecting our business, in each case as may be impacted by the 2024 presidential election;
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
The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview
We are a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of June 30, 2024, we had 1,726 investment sales and financing professionals that are primarily exclusive independent contractors operating in more than 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three and six months ended June 30, 2024, we closed 1,800 and 3,364 investment sales, financing and other transactions with total sales volume of approximately $9.5 billion and $19.2 billion, respectively. During the year ended December 31, 2023, we closed 7,546 investment sales, financing and other transactions with total sales volume of approximately $43.6 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and by providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended June 30, 2024, approximately 86% of our revenue was generated from real estate brokerage commissions, 11% from financing fees and 3% from other real estate related services.
We divide commercial real estate into four major markets, characterized by price:
• Properties priced less than $1 million;
• Private client market: properties priced from $1 million to up to but less than $10 million;
• Middle market: properties priced from $10 million to up to but less than $20 million; and
• Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the $1-$10 million private client market, which contributed approximately 63% and 69% of our real estate brokerage commissions during the three months ended June 30, 2024 and 2023, respectively, and approximately 65% and 68% of our real estate brokerage commissions during the six months ended June 30, 2024 and 2023, respectively. The following tables set forth the number of transactions, sales volume and revenue by each commercial real estate market for real estate brokerage:

	Three Months Ended June 30,
	2024			2023			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	207	$116	$5,352	209	$120	$4,665	(2)	$(4)	$687
Private Client Market ($1 – <$10 million)	922	2,899	84,816	1,070	3,571	96,238	(148)	(672)	(11,422)
Middle Market ($10 – <$20 million)	79	1,082	19,135	77	1,021	17,425	2	61	1,710
Larger Transaction Market (≥$20 million)	64	3,072	26,120	66	2,830	22,002	(2)	242	4,118
	1,272	$7,169	$135,423	1,422	$7,542	$140,330	(150)	$(373)	$(4,907)

	Six Months Ended June 30,
	2024			2023			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	393	$219	$10,116	392	$236	$9,703	1	$(17)	$413
Private Client Market ($1 – <$10 million)	1,730	5,489	157,979	2,040	6,825	186,741	(310)	(1,336)	(28,762)
Middle Market ($10 – <$20 million)	138	1,884	34,228	143	1,921	34,793	(5)	(37)	(565)
Larger Transaction Market (≥$20 million)	113	5,238	42,575	126	5,692	44,139	(13)	(454)	(1,564)
	2,374	$12,830	$244,898	2,701	$14,674	$275,376	(327)	$(1,844)	$(30,478)
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
While a “soft landing” remains the leading consensus economic forecast for 2024, tapering economic performance has drawn the attention of the Federal Reserve. Average job creation fell to 170,000 positions in the trailing three months ending July 2024, while the unemployment rate increased by 40 basis points over the three-month span, reaching 4.3% in July. At the same time, inflation-adjusted retail sales gains were modest, up just 1.3% compared to the same period last year, and the Institute of Supply Chain Management leading economic indices also fell to mildly contractionary readings. We believe this combination of economic trends suggests the economy, though still positive, is moving toward a flatter trajectory and recession risks are beginning to rise. These trends have been noted by the Federal Reserve, and their commentary has begun to shift toward favoring reductions in the federal funds rate this year.
While a short-term inflation increase in the first quarter of 2024 spurred the Federal Reserve to hold back on rate cuts, both the Consumer Price Index (“CPI”) and the core Personal Consumption Expenditure (“PCE”) inflation metrics reverted to trend in the second quarter of 2024, suggesting sustained disinflation. As of June, the primary inflation measurement monitored by the Federal Reserve, core PCE, reached 2.6%, down 170 basis points from the same period last year. Though they did not cut rates at their July meeting, Wall Street metrics suggest the Federal Reserve will make their first rate cut in September. We believe that such a move could positively impact investor sentiment and bolster the flow of capital into commercial real estate.
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
All four major property types demonstrated positive space demand in the second quarter of 2024, though each demonstrated unique nuances. Nearly 164,000 net apartment units were filled in the quarter, the strongest quarterly results since 2021. The demand modestly outpaced apartment completions of 157,000 to reduce vacancy by 10 basis points to 5.8%. The completion of an additional 200,000 or more units is anticipated in the second half of the year, which will set a new multifamily construction high-tide mark with approximately 480,000 total new units coming to market this year. Apartment demand in the second half of 2024 could taper if consumer sentiment continues to decline and new household formation slows, but positive job creation and the prospect of an economic “soft landing” could revive consumer expectations.
The industrial vacancy rate increased in the second quarter of 2024 as elevated construction exceeded space demand. Industrial completions have been highly concentrated, with half of the second quarter additions being delivered in just seven metros. At the same time, many retailers have begun to shrink their warehouse industrial space needs in the post-pandemic era as supply chains have become increasingly reliable. Retail vacancy rates held firm near a record-low, with space absorption being restricted by limited space availability and nominal construction levels. Office vacancy rates also remained stable as the sector achieved minimal positive absorption.
Although the fundamentals of most property types remain sound, with the notable exception of urban office, both lending and investor activity remain below the pre-pandemic historical norm and the expectation gap between buyers and sellers remains challenging. The demand for space will continue to be influenced by consumer and business sentiment as well as the broader economic outlook. That said, should the Federal Reserve cut rates in the third quarter as expected, sentiment could shift and space demand could be lifted.
Capital Markets
Credit and liquidity issues in the financial markets have a direct impact on the flow of capital to the commercial real estate market. Real estate purchases are often financed with debt, and as a result, credit and liquidity impact transaction activity and prices. Movements of interest rates in one direction, whether increasing or decreasing, could adversely or positively affect the operations and income potential of commercial real estate properties, as well as lender and equity underwriting for real estate investments. These changes directly influence investor demand for commercial real estate investments and what they are willing to pay. Furthermore, the use of debt or loan-to-value ratios can shift along with lender confidence and underwriting standards. At times of heightened uncertainty or liquidity issues, loan-to-values decline, requiring buyers to provide more equity and take more risk to close deals.
The capital markets remain at the heart of the commercial real estate transaction slowdown. The combination of sustained higher interest rates with tighter lender underwriting, reduced loan-to-value standards and a broad-based reduction in the volume of available debt capital have restrained market liquidity. This has forced investors to recalibrate their underwriting. This widened the buyer/seller expectation gap and reduced trading throughout 2023 and into the second quarter of 2024.
Although the Federal Reserve had suggested an increased likelihood of reductions in the overnight rate in 2024, stronger than expected economic momentum and higher than anticipated inflation readings in the first quarter caused the Federal Reserve to hold rates flat through July. FedWatch rate predictions have zeroed-in on the September 2024 Federal Reserve meeting as the most likely date for the first rate reduction of this cycle. FedWatch has also assigned a high likelihood of a second rate reduction this year. These expectations have placed downward pressure on the 10-year U.S. Treasury yield, causing the rate to fall by 50 basis points from its recent peak of 4.7% in late April 2024. It is widely speculated that the first rate cut by the Federal Reserve will be a trigger point unlocking much of the capital awaiting deployment into commercial real estate investments. Despite the broad consensus that the Federal Reserve will reduce rates in September, there can be no certainty until the reduction takes place.
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
The commercial real estate sector once again saw below average sales activity as investors contended with persistent headwinds including still-elevated interest rates, tightened lender underwriting and the buyer/seller expectation gap. Although some signs of recovery have begun to emerge, including more exclusive inventory being brought to market, a sustainable recovery in trading volumes has yet to clearly take hold. We believe a significant volume of investment capital remains undeployed waiting for economic, interest rate, financial market, geopolitical and commercial real estate pricing clarity. Should the Federal Reserve reduce rates in September, it will likely take time to navigate the price discovery process and for sales activity to revive.
Office properties, particularly those in the urban core, continue to face the greatest uncertainty and the greatest challenges in acquiring debt financing. In addition, signs of distress and the potential for additional foreclosures in this commercial real estate segment continue to rise. Apartment financing, underpinned by Fannie Mae and Freddie Mac, has generally been the most attainable, with typically lower interest rates than other property types. However, the rapid interest rate spike relative to the sector's very low cap rates and the large apartment development pipeline together with slackening rent growth has impacted apartment sales. Defensive assets — such as single-tenant net lease properties backed by high-credit tenants — and medical office assets continue to receive buyer interest, but sales of these types of properties have also fallen as the flow of 1031 exchange capital coming from other property types has diminished. Ultimately, the market velocity will be dictated by a combination of the economic outlook, geopolitical forces, Federal Reserve action, interest rates and the narrowing of the buyer/seller expectation gap. If, and when, the Federal Reserve reduces rates, we believe commercial real estate investment activity could gain momentum.
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
Other Revenue
Other revenue includes fees generated from leasing, consulting and advisory services, as well as referral fees from other real estate brokers, and are recognized when services are provided, upon closing of the transaction or when we have no further performance obligations.
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
Selling, General and Administrative Expenses
The largest expense component within selling, general and administrative expenses is personnel expenses for our management team and sales and support staff, as well as business development, marketing, and expensing of forgivable loans over the retention period of our sales and financing professionals. In addition, these costs include facilities costs (excluding depreciation and amortization), staff related expenses, sales, marketing, legal, telecommunication, network, data sources, transaction costs related to acquisitions, changes in fair value for contingent and deferred consideration and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation to non-employee directors, employees and independent contractors (i.e. investment sales and financing professionals) under the Amended and Restated 2013 Omnibus Equity Incentive Plan (the “Amended Plan”) and the Amended and Restated 2013 Employee Stock Purchase Plan (the “Amended ESPP”).
Depreciation and Amortization Expense
Depreciation expense consists of depreciation recorded on our computer software and hardware, as well as our furniture, fixtures and equipment. Depreciation is recognized over estimated useful lives ranging from three to seven years for assets. Amortization expense consists of amortization recorded on intangible assets amortized on a straight-line basis using a useful life between one and seven years.
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
Benefit for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of (i) changes in our annual effective tax rate applied to current pre-tax income (loss), (ii) the change in the mix of our activities in the jurisdictions in which we operate due to differing tax rates in those jurisdictions and (iii) the impact of permanent items, including compensation charges, qualified transportation fringe benefits, uncertain tax positions, meals and entertainment and tax-exempt deferred compensation plan assets. Our benefit for income taxes includes the windfall tax benefits and shortfall expenses, net, from shares issued in connection with our Amended Plan and Amended ESPP.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.
Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2024 and 2023. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended June 30, 2024 and 2023, we closed more than 1,800 and 1,900 investment sales, financing and other transactions, respectively, with total sales volume of approximately $9.5 billion and $9.7 billion, respectively. During the six months ended June 30, 2024 and 2023, we closed more than 3,300 and 3,700 investment sales, financing and other transactions, respectively, with total sales volume of approximately $19.2 billion and $20.2 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Brokerage	2024	2023	2024	2023
Average Number of Investment Sales Professionals	1,620	1,757	1,629	1,769
Average Number of Transactions per Investment Sales Professional	0.79	0.81	1.46	1.53
Average Commission per Transaction	$106,465	$98,686	$103,159	$101,954
Average Commission Rate	1.89%	1.86%	1.91%	1.88%
Average Transaction Size (in thousands)	$5,636	$5,303	$5,404	$5,433
Total Number of Transactions	1,272	1,422	2,374	2,701
Total Sales Volume (in millions)	$7,169	$7,542	$12,830	$14,674

	Three Months Ended June 30,		Six Months Ended June 30,
Financing (1)	2024	2023	2024	2023
Average Number of Financing Professionals	100	95	100	94
Average Number of Transactions per Financing Professional	2.72	2.99	5.06	5.99
Average Fee per Transaction	$51,184	$52,166	$49,331	$49,382
Average Fee Rate	0.76%	0.90%	0.72%	0.82%
Average Transaction Size (in thousands)	$6,705	$5,786	$6,885	$5,986
Total Number of Transactions	272	284	506	563
Total Financing Volume (in millions)	$1,824	$1,643	$3,484	$3,370
(1)Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended June 30, 2024 and 2023
Below are key operating results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 (dollars in thousands):

	Three Months Ended June 30, 2024	Percentage of Revenue	Three Months Ended June 30, 2023	Percentage of Revenue	Change
					Dollar	Percentage
Revenue:
Real estate brokerage commissions	$135,423	85.5%	$140,330	86.2%	$(4,907)	(3.5)%
Financing fees	18,294	11.6	17,896	11.0	398	2.2%
Other revenue	4,650	2.9	4,640	2.8	10	0.2%
Total revenue	158,367	100	162,866	100	(4,499)	(2.8)%
Operating expenses:
Cost of services	98,081	61.9	101,163	62.1	(3,082)	(3.0)%
Selling, general and administrative	65,003	41.1	68,910	42.3	(3,907)	(5.7)%
Depreciation and amortization	3,329	2.1	3,468	2.1	(139)	(4.0)%
Total operating expenses	166,413	105.1	173,541	106.5	(7,128)	(4.1)%
Operating loss	(8,046)	(5.1)	(10,675)	(6.5)	2,629	(24.6)%
Other income, net	4,812	3.0	4,890	3.0	(78)	(1.6)%
Interest expense	(204)	(0.1)	(216)	(0.1)	12	(5.6)%
Loss before provision for income taxes	(3,438)	(2.2)	(6,001)	(3.7)	2,563	(42.7)%
Provision for income taxes	2,100	1.3	2,728	1.7	(628)	(23.0)%
Net loss	$(5,538)	(3.5)%	$(8,729)	(5.4)%	$3,191	(36.6)%
Adjusted EBITDA (1)	$1,441	0.9%	$(1,056)	(0.6)%	$2,497	236.5%
(1)Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net loss, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measure” below.
Revenue
Total revenue was $158.4 million for the three months ended June 30, 2024 compared to $162.9 million for the same period in 2023, a decrease of $4.5 million, or 2.8%. Total revenue decreased as a result of decreases in real estate brokerage commissions, as described below. See “Factors Affecting Our Business” for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions decreased to $135.4 million for the three months ended June 30, 2024 from $140.3 million for the same period in 2023, a decrease of $4.9 million, or 3.5%. The decrease was the result of total sales volume decreasing by 4.9%, partially offset by the impact of a three basis point increase in the average commission rate earned during the three months ended June 30, 2024 compared to the same period in 2023. Private Client Market revenue decreased by 11.9%, while the combined Middle Market and Larger Transaction Market revenue increased by 14.8%.
Financing fees. Revenue from financing fees increased to $18.3 million for the three months ended June 30, 2024 from $17.9 million for the same period in 2023, an increase of $0.4 million, or 2.2%, resulting primarily from an 11.0% increase in total financing volume, partially offset by a 14 basis point decrease in the average fee rate during the three months ended June 30, 2024 compared to the same period in 2023.
Other revenue. Other revenue increased by an immaterial amount for the three months ended June 30, 2024 compared to the same period in 2023.

Total Operating Expenses
Total operating expenses were $166.4 million for the three months ended June 30, 2024 compared to $173.5 million for the same period in 2023, a decrease of $7.1 million, or 4.1%. Cost of services decreased by $3.1 million, and selling, general, and administrative expenses decreased by $3.9 million, as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services decreased to $98.1 million for the three months ended June 30, 2024 from $101.2 million for the same period in 2023, a decrease of $3.1 million, or 3.0%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenue noted above. Cost of services as a percentage of total revenue decreased by 20 basis points to 61.9% compared to the same period in 2023 primarily due to our senior investment sales and financing professionals earning a lower amount of additional commissions due to lower revenue.
Selling, general, and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2024 decreased to $65.0 million, from $68.9 million compared to the same period in 2023, a decrease of $3.9 million or 5.7%. The decrease was primarily due to a reduction in marketing support and corporate bonus attributable to the lower revenue level.
Depreciation and amortization expense. Depreciation and amortization expense decreased by an immaterial amount for the three months ended June 30, 2024 compared to the same period in 2023.
Other Income, Net
Other income, net decreased by an immaterial amount to $4.8 million for the three months ended June 30, 2024 from $4.9 million compared to the same period in 2023.
Interest Expense
Interest expense decreased by an immaterial amount for the three months ended June 30, 2024 compared to the same period in 2023, and primarily relates to interest expense on the Company’s SARs liability.
Provision (Benefit) for Income Taxes
The provision for income taxes was $2.1 million for the three months ended June 30, 2024, compared to $2.7 million for the same period in 2023. The effective income tax rate for the three months ended June 30, 2024, was (61.1)% compared to (45.5)% for the same period in 2023. The change in the effective tax rate is primarily due to the relationship of permanent and other items and the change in the valuation allowance to pre-tax loss as presented in Note 10 - “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Comparison of Six Months Ended June 30, 2024 and 2023
Below are key operating results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 (dollars in thousands):

	Six Months Ended June 30, 2024	Percentage of Revenue	Six Months Ended June 30, 2023	Percentage of Revenue	Change
					Dollar	Percentage
Revenue:
Real estate brokerage commissions	$244,898	85.2%	$275,376	86.7%	$(30,478)	(11.1)%
Financing fees	32,721	11.4	33,764	10.6	(1,043)	(3.1)%
Other revenue	9,852	3.4	8,518	2.7	1,334	15.7%
Total revenue	287,471	100	317,658	100	(30,187)	(9.5)%
Operating expenses:
Cost of services	174,949	60.9	196,590	61.9	(21,641)	(11.0)%
Selling, general and administrative	133,919	46.6	141,129	44.4	(7,210)	(5.1)%
Depreciation and amortization	6,751	2.3	6,675	2.1	76	1.1%
Total operating expenses	315,619	109.8	344,394	108.4	(28,775)	(8.4)%
Operating loss	(28,148)	(9.8)	(26,736)	(8.4)	(1,412)	5.3%
Other income, net	10,380	3.6	9,700	3.0	680	7.0%
Interest expense	(403)	(0.1)	(431)	(0.1)	28	(6.5)%
Loss before benefit for income taxes	(18,171)	(6.3)	(17,467)	(5.5)	(704)	4.0%
Benefit for income taxes	(2,646)	(0.9)	(2,905)	(0.9)	259	(8.9)%
Net loss	$(15,525)	(5.4)%	$(14,562)	(4.6)%	$(963)	6.6%
Adjusted EBITDA (1)	$(8,641)	(3.0)%	$(8,479)	(2.7)%	$(162)	(1.9)%
(1)Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net loss, operating income or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, see “Non-GAAP Financial Measure.”
Revenue
Total revenue was $287.5 million for the six months ended June 30, 2024 compared to $317.7 million for the same period in 2023, a decrease of $30.2 million, or 9.5%. Total revenue decreased as a result of decreases in real estate brokerage commissions and financing fees, partially offset by an increase in other revenue, as described below. See “Factors Affecting Our Business” for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions decreased to $244.9 million for the six months ended June 30, 2024 from $275.4 million for the same period in 2023, a decrease of $30.5 million, or 11.1%. The decrease was the result of total sales volume decreasing by 12.6%, partially offset by the impact of a three basis point increase in the average commission rate earned for the six months ended June 30, 2024 compared to the same period in 2023. Private Client Market revenue decreased by 15.4% and the combined Middle Market and Larger Transaction Market decreased by 2.7%.
Financing fees. Revenue from financing fees decreased to $32.7 million for the six months ended June 30, 2024 from $33.8 million for the same period in 2023, a decrease of $1.0 million, or 3.1%, resulting primarily from a decrease of 10 basis points in the average fee rate, partially offset by a 3.4% increase in total financing volume.
Other revenue. Other revenue increased to $9.9 million for the six months ended June 30, 2024 from $8.5 million for the same period in 2023, an increase of $1.3 million, or 15.7%. The increase was primarily driven by increases in leasing fees partially offset by decreases in consulting and advisory services during the six months ended June 30, 2024, compared to the same period in 2023.

Total Operating Expenses
Our total operating expenses were $315.6 million for the six months ended June 30, 2024 compared to $344.4 million for the same period in 2023, a decrease of $28.8 million, or 8.4%. Cost of services decreased by $21.6 million and selling, general, and administrative expenses decreased by $7.2 million, as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services decreased to $174.9 million for the six months ended June 30, 2024 from $196.6 million for the same period in 2023, a decrease of $21.6 million, or 11.0%. The decrease was primarily due to decreased commission expenses driven by the related decreased revenue noted above. Cost of services as a percentage of total revenue decreased by 100 basis points to 60.9% compared to the same period in 2023 primarily due to our senior investment sales and financing professionals earning a lower amount of additional commissions due to lower revenue.
Selling, general, and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2024 decreased to $133.9 million, from $141.1 million compared to the same period in the prior year, a decrease of $7.2 million or 5.1%. The change was primarily due to a reduction in marketing support and corporate bonuses attributable to the lower revenue level for the first half of 2024, partially offset by an increase in compensation-related costs.
Depreciation and amortization expense. Depreciation and amortization expense increased by an immaterial amount for the six months ended June 30, 2024 compared to the same period in the prior year.
Other Income, Net
Other income, net increased to $10.4 million for the six months ended June 30, 2024 from $9.7 million for the same period in 2023. The increase of $0.7 million was primarily driven by an increase in interest income as a result of rebalancing the Company's investments.
Interest Expense
Interest expense increased by an immaterial amount for the three months ended June 30, 2024 compared to the same period in 2023, and primarily relates to interest expense on the Company’s SARs liability.
Provision (Benefit) for Income Taxes
The benefit for income taxes was $2.6 million for the six months ended June 30, 2024, compared to $2.9 million for the same period in 2023. The effective income tax rate for the six months ended June 30, 2024 was 14.6% compared to 16.6% for the same period in 2023. The effective income tax rate decreased primarily due to relationship of permanent nondeductible items to projected pre-tax loss for the full year.
Non-GAAP Financial Measure
In this Quarterly Report on Form 10-Q, we include a non-GAAP financial measure, Adjusted EBITDA. We define Adjusted EBITDA as net loss before (i) interest income and other, including net realized gains (losses) on marketable debt securities, available-for-sale and cash, cash equivalents, and restricted cash, (ii) interest expense, (iii) provision (benefit) for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net loss, operating income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net loss, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(5,538)	$(8,729)	$(15,525)	$(14,562)
Adjustments:
Interest income and other(1)	(4,543)	(4,090)	(9,308)	(8,480)
Interest expense	204	216	403	431
Provision (benefit) for income taxes	2,100	2,728	(2,646)	(2,905)
Depreciation and amortization	3,329	3,468	6,751	6,675
Stock-based compensation	5,889	5,351	11,684	10,362
Adjusted EBITDA	$1,441	$(1,056)	$(8,641)	$(8,479)
(1)Other includes net realized losses on marketable debt securities, available-for-sale.
Liquidity and Capital Resources
Our primary sources of liquidity are cash, cash equivalents, and restricted cash, cash flows from operations, marketable debt securities, available-for-sale and, if necessary, borrowings under our Credit Agreement (as defined herein). In order to enhance yield to us, we have invested a portion of our cash in money market funds and fixed and variable income debt securities, in accordance with our investment policy approved by the Board of Directors. Certain of our investments in money market funds may not maintain a stable net asset value and may impose a discretionary liquidity fee. To date, the Company has not experienced any restrictions or gating fees on its ability to redeem funds from money market funds. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash, net of restricted cash, cash equivalents, and proceeds from the sale of marketable debt securities, available-for-sale or availability under our Credit Agreement.
Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $8.8 million to $162.0 million at June 30, 2024, compared to $170.8 million at December 31, 2023. The following table sets forth our summary cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash flows used in operating activities	$(50,170)	$(94,775)
Net cash flows provided by investing activities	58,777	82,373
Net cash flows used in financing activities	(17,229)	(52,372)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(138)	121
Net decrease in cash, cash equivalents, and restricted cash	(8,760)	(64,653)
Cash, cash equivalents, and restricted cash at beginning of period	170,753	235,873
Cash, cash equivalents, and restricted cash at end of period	$161,993	$171,220
Operating Activities
Cash flows used in operating activities were $50.2 million for the six months ended June 30, 2024 compared to $94.8 million for the same period in 2023. The $44.6 million decrease in cash flows used in operating activities for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to decreased payments for bonuses, deferred commission and compensation and advances and loans payments in the current year compared to the same period in prior year, partially offset by decreased operating income as discussed above. The larger bonus and commission payments made in the 2023 period primarily related to amounts accrued in 2022. The cash flows from operating activities are also affected by the timing of certain cash receipts and payments.
Investing Activities
Cash flows provided by investing activities were $58.8 million for the six months ended June 30, 2024 compared to $82.4 million for the same period in 2023. The $23.6 million decrease in cash flows from investing activities for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to a net decrease of $24.9 million in net proceeds from sales and maturities of securities in 2024 compared to the same period in 2023. Net proceeds from marketable debt securities, available-for-sale during the six month period ended June 30, 2023 were used to fund stock repurchases.
Financing Activities
Cash flows used in financing activities were $17.2 million for the six months ended June 30, 2024 compared to $52.4 million for the same period in 2023. The decrease of $35.1 million in cash flows used in financing activities for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to a decrease of $34.4 million in stock repurchases in 2024 compared to the same period in 2023.
Liquidity
We believe that our existing balances of cash, cash equivalents, cash flows expected to be generated from our operations, and proceeds from the sale of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months and the foreseeable future. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of June 30, 2024, cash, excluding restricted cash, cash equivalents, and marketable debt securities, available-for-sale, aggregated $325.0 million.
Credit Agreement
Our credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”) provides for a $10.0 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2025. The Company maintains a $10.0 million restricted cash balance in support of the Credit Agreement. The Company is monitoring covenant compliance on a regular basis to ensure continued compliance with the Credit Agreement. Our ability to borrow under our Credit Agreement is limited by our ability to comply with its covenants or obtain necessary waivers. See Note 12 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae, which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of June 30, 2024, the Company has agreed to a maximum aggregate guarantee obligation of $194.7 million relating to loans with an unpaid balance of $1,168.3 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The Company records a loan-loss obligation and posted cash collateral of $532,000 to MTRCC for this obligation as of June 30, 2024.
Material Cash Requirements
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 through the date the condensed consolidated financial statements were issued, other than commitments that are already disclosed in the accompanying notes to the condensed consolidated financial statements.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of increased interest rates on the broader economy.
The annual CPI inflation rate in the U.S. peaked at 9.1% in June 2022, the highest annual inflation rate since November 1981, then fell to 3.1% in November 2023. In the first quarter of 2024, the headline CPI inflation rate trended upward to a reading of 3.5% in March 2024, but it has since been reduced to 3.0% and is likely to continue to decline. In 2022 through 2023, the Federal Reserve increased the federal funds rate to the 5.25%-5.5% range in an effort to combat inflation, which has had an adverse impact on commercial real estate transactions. The inflation volatility in the first quarter of 2024 raised questions about whether and when the Federal Reserve will reduce interest rates. At the beginning of the year, there were broad expectations that the Federal Reserve would make several rate cuts in 2024, but expectations were pared back to just one or two rate reductions this year. The uncertainty surrounding the interest rate outlook continues to restrain investor transaction activity in the commercial real estate market.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of June 30, 2024, the fair value of investments in marketable debt securities, available-for-sale was $173.5 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management, yield management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average credit rating of our portfolio investments (exclusive of cash, cash equivalents, and restricted cash) was A+ as of June 30, 2024. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of June 30, 2024 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease …..................	$3,840
1% Decrease …..................	$1,920
1% Increase …..................	$(1,919)
2% Increase …..................	$(3,837)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, our management has concluded that as of June 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
There were no share repurchases as part of the publicly announced plans or programs during the three months ended June 30, 2024, and the approximate dollar value of shares available for purchase under the plans or programs is $71.0 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Second Amendment to the Second Amended and Restated Credit Agreement dated May 30, 2024, by and between Marcus & Millichap, Inc. and Wells Fargo Bank National Association

10.2*	Amended and Restated 2013 Omnibus Equity Incentive Plan, Amended and Restated effective May 2, 2024

10.3*	2013 Employee Stock Purchase Plan, Amended and Restated Effective May 2, 2024

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	August 7, 2024	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2024	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)