Form 10-K
period 2024-12-31
Marcus & Millichap, Inc.
filed 2025-02-27
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2024 was approximately $735.2 million, based on the closing price per share of common stock on June 30, 2024 of $31.52 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and executive officers of the registrant and 10% stockholders who are affiliates are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
As of February 24, 2025, there were 38,888,092 shares of the registrant’s common stock outstanding.
                    ________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on May 1, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2024.

MARKET, INDUSTRY AND OTHER DATA
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on (i) information gathered from various sources, (ii) certain assumptions that we have made, and (iii) our knowledge of the commercial real estate market. While we believe that the market position, market opportunity and market size information that is included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is generally based on information available through the nine months ended September 30, 2024 since full year 2024 information may not yet have been published. We use market data from CoStar Group, Inc. and Real Capital Analytics that consists of list side information of sales transactions of multifamily, retail, office, and industrial buildings, with a value of $1 million or more.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements, including our expectations regarding the long-term outlook of the commercial real estate transaction market, and our positioning within it, our belief relating to the Company’s long-term growth, our assessment of the key factors influencing the Company’s business outlook, including the expectation for future interest rates and likely impact of potential rate cuts on commercial real estate demand, and the execution of our capital return program, including a semi-annual dividend and stock repurchase program. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
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
•changes in interest rates, availability of capital, tax laws, employment laws, or other government regulation affecting our business, in each case as may be impacted by the new U.S. administration;
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
Item 1. Business
Company Overview
Marcus & Millichap, Inc. (“MMI”) is a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. We are the leading national investment brokerage company in the $1 million to $10 million private client market. This is the largest and most active market and consistently comprises more than 80% of total U.S. commercial property transactions greater than $1 million in the marketplace. As of December 31, 2024, we had 1,712 investment sales and financing professionals who are primarily exclusive commission-based independent contractors who provide real estate investment brokerage and financing services to sellers and buyers of commercial real estate in over 80 offices in the United States and Canada. In 2024, we closed 7,836 sales, financing, and other transactions with total sales volume of approximately $49.6 billion.
Marcus & Millichap, Inc was formed in June 2013 in preparation for the spin-off of Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), which was founded in 1971. MMREIS was the real estate investment services business of the Marcus & Millichap Company (“MMC”). Our initial public offering ("IPO") was completed in November 2013. In connection with our IPO, the shareholders of MMREIS contributed their shares of MMREIS to MMI in exchange for common stock of MMI.
Commercial Real Estate Services
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. In 2024, approximately 85% of our revenues were generated from real estate brokerage commissions, 12% from financing fees, and 3% from other revenue, including consulting and advisory services.
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
We serve clients with one property, multiple properties and large investment portfolios. The largest group of investors we serve typically transacts in the $1 million to $10 million private client market. The investment brokerage and financing professionals serving private clients within the private client market represent the largest part of our business, which differentiates us from our competitors. In 2024, approximately 62% of our brokerage commissions came from this market. Properties in this market are characterized by higher asset turnover rates due to the type of investor as compared to other markets. Private clients are often motivated to buy, sell and/or refinance properties not only for business reasons but also due to personal circumstances, such as death, divorce, taxes, changes in partnership structures and other personal or financial circumstances. Therefore, private client investors are influenced less by the macroeconomic trends than other large-scale investors, making the private client market less volatile over the long term than other markets. Accordingly, our business model distinguishes us from our national competitors, who may focus primarily on the more volatile larger transaction and middle markets, or on other business activities such as leasing or property management, and from our local and regional competitors, who lack a broad national platform.
Real Estate Brokerage
Our primary business and source of revenue is the representation of commercial property owners as their exclusive investment broker in the sale of their properties. Our investment sales professionals also represent buyers in fulfilling their investment real estate acquisition needs. Our auction services division offers our clients an accelerated way to buy and sell commercial property as a complement to our traditional property marketing channels. Sales are generated by maintaining relationships with property owners, providing market information and trends to them during their investment or “hold” period, and being selected as their representative when they decide to sell, buy additional property, or exchange their property for another property. We collect commissions upon the sale of each property based on a percentage of sales price. These commission percentages are typically inversely correlated with sales price and thus are generally higher for smaller transactions.

Financing Services
Marcus & Millichap Capital Corporation (“MMCC”) is a financial intermediary that provides commercial real estate capital markets solutions to commercial real estate owners, developers, and investors. MMCC generates revenue from fees collected from capital placement services including senior debt, mezzanine debt, joint venture, preferred equity, and securitization services. Our financing division provides other services such as loan sales and due diligence, and receives recurring loan performance fees from certain lenders. During 2024, approximately 46% of MMCC’s revenue came from placing acquisition financing, 28% from refinancing activities, and 26% from other financing activities.
MMCC partners with an assortment of capital providers including national and regional banks, credit unions, private equity funds, insurance companies, government agencies, including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal Housing Administration (“FHA”), conduit lenders, debt funds, hard money lenders, and structured debt facilitators (including preferred equity and mezzanine providers).
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
Other Services
We provide advisory and consulting services designed to assist clients in forming their investment strategy and making transaction decisions. Our advisory and consulting services include opinions of value, operating and financial performance benchmarking analysis, specific asset buy-sell strategies, market and submarket analysis and ranking, portfolio strategies by property type, market strategy, development and redevelopment feasibility studies, and other services. We also provide leasing services for tenants and/or landlords in connection with commercial real estate leases.
Our Competitive Strengths
Research
Our research division produces more than 2,000 publications and client presentations per year and is a leading source of information for the real estate industry as well as the general business media. We provide research on 10 commercial property types covering: multifamily, retail, office, industrial, single-tenant net lease, seniors housing, self-storage, hospitality, medical office, and manufactured housing, as well as capital markets/financing. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing, and yield trends. It is designed to assist investors in their strategy formation and decisions relating to specific assets and to help our investment sales and financing professionals develop and maintain relationships with clients.
Our transactional and market research expertise results in significant print, radio, television, and online media coverage including major national real estate publications such as Real Estate Forum, GlobeSt, Multi-Housing News, Commercial Property Executive, Connect CRE, Wealth Management Real Estate, as well as local market business journals and major national news outlets such as CNBC, The Wall Street Journal, Los Angeles Times, The New York Times, Fox Business, Bloomberg Businessweek, Forbes, and numerous newspapers and trade publications in major metropolitan cities. Our CEO is frequently interviewed on national business channels, such as CNBC, Yahoo! Finance, Schwab Network, Fox Business, and Bloomberg to discuss the commercial real estate market.
Integrated National Platform
We underwrite, value, and market properties to reach the largest and most qualified pool of buyers. We offer our clients one of the industry’s largest teams of investment sales and financing sales professionals. The Real Estate Brokerage and Financing Services teams operate side-by-side in our offices providing a fully integrated service offering to our clients. By combining these resources with the latest property and capital markets data and information, we believe we have differentiated ourselves in the marketplace and deliver tailored financial solutions that meet our clients’ investing and financial objectives. These sales and financing professionals are empowered by our proprietary system, MNet, which enables real-time buyer-seller matching throughout North America. We use a proactive marketing campaign that leverages the investor relationships of our entire sales force, direct marketing and a suite of proprietary web-based tools that connects each asset with the right buyer pool.
Technology
Our proprietary internal marketing system, MNet, allows our investment sales professionals to share listing information with investors across the United States and Canada. MNet is an integrated tool that contains our entire property inventory, allowing our investment sales professionals to find listings with targeted criteria. This system is an essential part of connecting sellers to the largest pool of qualified buyers through our platform. A function of MNet, called Buyer Needs, enables our sales force to register the investment needs of various buyers, which are then matched to our available inventory on a real-time basis.
MNet-Launch, a related application, is a web-based system for automating the production of property marketing materials and launching marketing campaigns. MNet-Launch allows our investment sales professionals to rapidly create professionally branded and designed listing proposals or marketing packages that automatically imports property information, data on comparable properties, and other information from MNET, and then dynamically populates our e-marketing, print, and internet media.
Our website features MyMMI, which allows investors to register for an account and create personalized criteria for inventory, research, and events notifications. Since its launch, over 130,000 visitors have created MyMMI accounts. We actively qualify leads generated from the saved search preferences and share those leads with our agents via our customer relationship management platform. During 2024, our websites averaged approximately 132,000 new visitors per month and approximately 203,000 page views per month and served as a portal for delivery of online marketing materials and deal collaboration.
Intellectual Property
We hold various trademarks and trade names, which include the “Marcus & Millichap” name. We believe our intellectual property plays an important role in maintaining our competitive position in a number of the markets that we serve. With respect to the Marcus & Millichap name, we maintain trademark registrations for these service marks.
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
Human Capital
We recognize that our people are among our most valuable assets, and we are dedicated to cultivating a positive, supportive, and inclusive workplace that promotes the development and well-being of our employees and independent investment sales and financing professionals. Our human capital strategy focuses on attracting, retaining, and nurturing talented individuals that share our Company's priorities, driving long-term value. In June 2024, we appointed a new Chief People Officer to lead our human capital initiatives. The Chief People Officer is tasked with overseeing talent acquisition, professional development, compensation, benefits, employee engagement, and organizational culture, while ensuring alignment with our broader business objectives. We are committed to creating an inclusive and safe work environment, offering our employees competitive and comprehensive compensation packages.
Talent Acquisition
We aim to attract top talent by offering competitive salaries and benefit programs for our employees, along with competitive commissions and strong business support for our investment sales and financing professionals. A key benefit of our Company for prospective investment sales and financing professionals is that our management team does not compete with our investment sales and financing professionals. Instead, they focus on enhancing technical and client service skills, while also supporting the establishment, development, and strengthening of client relationships. Additionally, our reputation as the leading broker in the $1 million to $10 million private client market with high transaction volume further strengthens our appeal to attract top talent.

Investment Sales and Financing Professionals
Investment sales and financing professionals are the key service providers to our clients. Our investment sales and financing professionals hold applicable real estate sales licenses or other licenses for their functions and execute “Salespersons Agreements” setting out the relationship between the professional and us. Each professional is obligated to provide services exclusively to us, and is provided access to our information technology, research, business forms and other support. Each investment sales and financing professional generally reports on their activities to either the local regional manager, or in some cases, to product specialty managers. Our investment sales professionals are classified as independent contractors under state and Internal Revenue Service guidelines. As such, we generally do not pay for the professionals’ expenses or benefits or withhold payroll taxes; rather, they are paid from the commissions earned by us upon the closing of a transaction, and these individuals generally do not earn a salary from which taxes are withheld.
Development and Training
As part of our commitment to building a skilled and knowledgeable workforce, we provide substantial support to train and develop our investment sales team and employees. Our National Director of Development and Training is responsible for overseeing the training and development of our investment sales and financing professionals. Additionally, managers in each market offer extensive support through classroom training, coaching, mentoring, workshops, and hands-on guidance. Our managers are seasoned senior investment sales and financing professionals who play a crucial role in developing both new and seasoned talent. Our training programs are further facilitated and supported by Marcus & Millichap University, our learning management system, and other professional development opportunities. Employees have multiple opportunities for learning and growth, with access to a range of internal, external, virtual, and in-person training programs designed to enhance their leadership, functional, and technical skills. In 2024, we launched several facilitator-led managerial training programs across our footprint to support the development of leaders.
We offer the William A. Millichap Fellowship Program (the "Fellowship Program"), a comprehensive two-year training and development initiative designed to prepare participants for successful careers in commercial real estate. The Fellowship Program also sponsors real estate internships at various universities nationally. The Fellowship Program is currently offered in 17 major U.S. cities, a key part of our commitment to developing diverse talent. We believe our training, development, and mentoring initiatives have set us apart from competitors and delivered superior results for our clients.
We offer a paid summer internship program for college and university students that provides valuable hands-on experience in our industry, allowing participants to contribute to impactful projects and engage with leadership throughout the organization. In 2024, we hired 101 interns across 33 offices in the U.S. and Canada. The program is committed to promoting an inclusive environment, actively seeking interns from diverse backgrounds, experiences, and perspectives to foster a dynamic and innovative workforce.
To support the development of our leaders, we continue to partner with a global research and workplace consulting advisory company to implement a robust leadership training program for our leaders including our regional managers. This program includes a leadership strengths assessment, a leadership development program, and an employee engagement survey. We also have a variety of training programs available to our employees through LinkedIn Learning, as well as other training resources.
Key Metrics
As of December 31, 2024, we had 897 employees, consisting of 92 employees who serve as financing professionals, 62 employees in communications and marketing, 21 employees in research and 722 employees in management, support and general and administrative functions. A key strategic factor to growing our business is recruiting, hiring, training, and developing investment sales and financing professionals.
As of December 31, 2024, we had 1,712 investment sales and financing professionals, a 4.0% decrease compared to December 31, 2023. The decline in the overall headcount is attributable to a reduction of unproductive investment sales and financing professionals and the challenge of recruiting and retaining investment sales and financing professionals in the current market environment.

Market Environment
Seasonality
Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor's ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has generally caused our revenue, operating income, net income, and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted both positively and negatively by major economic events, political events or natural disasters. For a more detailed description of our seasonality, refer to Item 1A – “Risk Factors – External Business Risks – Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Seasonality” of this Annual Report on Form 10-K.
Competition
We compete in real estate brokerage and financing within the commercial real estate industry on a national, regional, and local basis. Competition is based on a number of critical factors, including the quality and expertise of our investment sales and financing professionals, our execution skills, sales support, brand recognition, and our business reputation. We primarily compete with other brokerage and financing firms that seek investment brokerage and financing business from real estate owners and investors. To a lesser extent, we compete with in-house real estate departments, owners who may transact without using a brokerage firm, direct lenders, consulting firms, and investment managers. Our relative competitive position also varies across geographies, property types, and services. Many of our competitors mainly focus on larger sales and institutional investors and are not heavily concentrated in our largest market, which is the $1 million to $10 million private client market. However, there is crossover and competition between us and these firms. As a result of the fragmentation in the market, there are also numerous local and regional competitors in our markets, as well as competitors specializing in certain property types. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive.
We believe we are uniquely positioned in the commercial marketplace with more than 50 years of experience representing clients in need of commercial real estate services across multiple property types, investor types, and geographic regions, with the ability to grow with our clients and an independent management team that provides training and mentoring opportunities to our sales team.
Competition to attract and retain qualified professionals is also intense in each of our geographic regions and across all property types. We offer what we believe to be competitive compensation and support programs to our professionals. Our ability to continue to compete effectively will depend on retaining, motivating, and appropriately compensating our professionals. For further discussion of our competition in the commercial real estate industry, refer to Item 1A – “Risk Factors – External Business Risks – We have numerous significant competitors and potential future competitors, some of which may have greater resources than we do, and we may not be able to continue to compete effectively.”
Government Regulation
We are subject to various real estate regulations, and we maintain real estate and other broker licenses in 48 states and the District of Columbia in the United States and four provinces in Canada. We are a licensed broker in each state in which we have an office, as well as those states where we frequently do business. We are also subject to numerous other federal, state, and local laws and regulations that contain general standards for, and prohibitions on, the conduct of real estate brokers and sales associates, including agency duties, collection of commissions, telemarketing, advertising, and consumer disclosures. One of our wholly-owned subsidiaries is subject to certain human resource, data security, information technology, and other compliance requirements due to its loan sale and consulting contracts with certain U.S. government agencies.
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
References to our and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.
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
Over the past several years, macroeconomic factors have caused significant volatility to the U.S. economy. The impact of these factors has led to uncertainty in the financial markets, inflation, increased interest rates, which has adversely impacted the commercial real estate industry. The commercial real estate industry, in particular, has seen significant slowing, and we experienced a significant decline in revenues in 2024 and 2023 compared to 2022, resulting in operating losses. We may continue to be negatively impacted by periods of economic downturns, recessions and disruptions in the capital markets; credit and liquidity issues in the capital markets, including international, national, regional and local markets; inflationary pressures; tax and regulatory changes and corresponding declines in the demand for commercial real estate investment and related services. Historically, commercial real estate markets and, in particular, the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole, and to the perceptions and confidence of market participants to the economic outlook. Cycles in the real estate markets may lead to similar cycles in our earnings and significant volatility in our stock price. Further real estate markets may “lag” behind the broader economy such that even when underlying economic fundamentals improve in a given market, additional time may be required for these improvements to translate into strength in the real estate markets. The “lag” may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.
Negative economic conditions, changes in interest rates, credit and the availability of capital, both debt and/or equity, disruptions in capital markets, uncertainty of the tax and regulatory environment and/or declines in the demand for commercial real estate investment and related services in international and domestic markets or in significant markets in which we do business, had a significant impact to our financial results in 2024 and 2023 and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In particular, the commercial real estate market is directly impacted by (i) the availability of debt and/or equity financing for commercial real estate transactions, (ii) increased interest rates and changes in monetary policies by the U.S. Federal Reserve, (iii) changes in the perception that commercial real estate is an accepted asset class for portfolio diversification, (iv) changes in tax policy affecting the attractiveness of real estate as an investment choice, (v) changes in regulatory policy impacting real estate development opportunities and capital markets, (vi) slowdowns in economic activity that could cause residential and commercial tenant demand to decline, (vii) declines in the regional or local demand for commercial real estate, or (viii) significant disruptions in other areas of the real estate markets could adversely affect our results of operations. Any of the foregoing could adversely affect the operation and income of commercial real estate properties. Additionally, we are subject to inflationary pressures on employee and contractor wages and salaries, which materially impact our financial results.
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
The impact of hybrid work and lower office real estate occupancy rates could adversely affect our business.
Our business has been and may continue to be materially affected by the trend of hybrid work and hoteling arrangements resulting in lower office real estate occupancy rates. The adoption of hybrid work arrangements, where employees split their time between working remotely and working from the office, has gained significant momentum due to advancements in technology and changing employee preferences.
If companies continue to adopt hybrid work models, the demand for traditional office spaces may decrease resulting in lower transaction volumes and property values for property sales, acquisitions, and financing. This may lead to a decline in revenues generated from such property transactions. The reduced investor interest in traditional office assets may limit the availability of capital for commercial real estate investments, affecting our ability to close deals and generate fees. Lower office occupancy rates and concerns about the long-term viability of traditional office spaces may affect market sentiment and property valuations, reducing liquidity and making it more challenging to execute property transactions.
Decreased demand for traditional office spaces also could affect the performance of office-focused real estate investment portfolios. Lower occupancy rates may result in decreased rental income, impacting property valuations and investment returns. Additionally, the shift in investor preferences towards alternative property types may affect capital flows into funds with significant allocations to office.
The trend of hybrid work and lower office real estate occupancy rates may have material impacts on our business. We must adapt our strategies, offerings and portfolio management approaches to stay ahead of market trends, identify emerging opportunities, and mitigate risks associated with the changing dynamics of the office real estate landscape.

Increases in prevailing interest rates may place downward pressure on commercial real estate prices and could potentially reduce commercial real estate investment activity, negatively impacting our business.
Market interest rates are affected by many factors outside of our control, including governmental monetary policies, domestic and international economic conditions, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets. Increased interest rates can apply downward pressure on commercial real estate prices and reduce activity in the commercial real estate industry, which have recently and may continue to have an adverse impact on our business.
Interest rates remained at historically low levels through much of 2020 and 2021, with the U.S. Federal Reserve maintaining the federal funds target range at 0.0% to 0.25%. During 2022, the Federal Reserve raised interest rates by an aggregate of 425 basis points. These increases resulted in a slowdown in activity during the second half of 2022. During 2023, the Federal Reserve raised rates by an additional 100 basis points, which further contributed to the market slowdown. In 2024, the Federal Reserve reduced rates three times, reducing the federal funds target by a cumulative 100 basis points to a range of 4.25%-4.5%. The current market consensus is that the Federal Reserve will further decrease the federal funds rate interest rates during 2025. If interest rates continue at current rates or increase further, the resulting reduction in commercial real estate transactions and subsequent price reduction of commercial real estate may result in us continuing to close fewer brokerage, financing and other transactions, which would result in further decreased revenue and adversely impact our business.
Our business has been, and may in the future, be adversely affected by restrictions in the availability of debt or equity capital, the fluctuating cost of capital, as well as a lack of adequate credit and the risk of deterioration of the debt or credit markets and commercial real estate markets.
Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity and flow of capital to the commercial real estate markets. Severe restrictions in debt or equity liquidity as well as the lack of the availability of credit in the markets we service can significantly reduce the volume and pace of commercial real estate transactions. These restrictions can also have a general negative effect upon commercial real estate prices themselves. Our business is particularly sensitive to the volume of activity and pricing in the commercial real estate market. Beginning in the second half of 2022 and continuing throughout 2023 and 2024, this had, and may have in the future, a significant adverse effect on our business.
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
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate in the U.S. increased to 9.1% in June 2022, the highest annual inflation rate since November 1981, but decreased to 3.4% in December 2023 and further declined to 2.9% as of December 2024. Inflation has increased the wages paid to our employees and commissions paid to independent contractors. Furthermore, our clients are also affected by inflation and increased interest rates. A significant and continued increase in interest rates and inflation would be expected to have a further negative impact on client demand for commercial real estate and demand for our services, which would, in turn, affect our profitability.
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
Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market regions throughout the U.S. and Canada. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We realize more of our revenue in California than in any other state. In 2024, we earned approximately 26% of our revenue from offices in California. In particular, as a result of this concentration, we are subject to heightened risks related to the California economy and real estate markets more than in other geographic markets. In addition to economic conditions, this geographic concentration means that California-specific legislation, real estate and income taxes, rent control or rent stabilization laws and regulations, a migration of residents from the California markets or a reduction in the attractiveness of the California market as a place to live and regional disasters, such as earthquakes and wildfires, including the 2025 wildfires in Los Angeles, as well as the impact of climate change, could disproportionately affect us. A downturn in investment real estate demand or economic conditions in California and other regions could result in a further decline in our total gross commission income which could have an adverse effect on our business, financial condition and results of operations.

Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult.
Our revenue and profits have historically tended to be significantly higher in the second half of each year than in the first half of the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and because certain of our expenses are relatively constant throughout the year. This historical trend can be disrupted both positively and negatively by major economic, regulatory or political events impacting investor sentiment for a particular property type or location, current and future projections of interest rates and tax rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger institutional buyers, to name a few. During 2024 and 2023, seasonal fluctuations were disrupted by continued volatility in overall market conditions and interest rates. As a result, our historical pattern of seasonality may or may not continue to the same degree experienced in the prior years and may make it difficult to determine, during the course of the year, whether planned results will be achieved, and thus to adjust to changes in expectations.
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
We are subject to complex and evolving licensing and regulatory requirements.
Our business operations are subject to requirements in various jurisdictions to maintain licenses and comply with particular regulations. If we fail to maintain our licenses or conduct regulated activities without a license or in contravention of applicable regulations, we may be required to pay fines, return commissions or may have a given license suspended or revoked. Our acquisition activity increases these risks, as we must transfer licenses of acquired entities and their staff, as appropriate. Licensing requirements may also preclude us from engaging in certain types of transactions or change the way in which we conduct business or increase the cost of doing so.
As a licensed real estate service provider and advisor, we and our licensed investment sales and financing professionals may be subject to various disclosure, regulatory requirements and other obligations in the jurisdictions in which we operate. Failure to fulfill these requirements and obligations could subject us to litigation from parties who purchased or sold properties we brokered. We could become subject to claims by participants in real estate sales or other services claiming we did not fulfill our obligations as a service provider or broker. This may include claims with respect to conflicts of interest where we are acting, or are perceived to be acting, for two or more clients with potentially contrary interests. Any failure to comply with the licensing and regulatory requirements in the jurisdictions in which we operate could have an adverse effect on our business and results of operations.
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
Our competitors frequently attempt to recruit our investment sales and financing professionals or change commission structures in the marketplace. For a variety of reasons, the exclusive independent contractor and employment arrangements we have entered into or may enter into with these professionals may not prevent these professionals from departing and competing against us. As the majority of our investment sales and financing professionals are independent contractors and we currently do not have employment agreements with most key employees, there is no assurance that we will be able to retain their services. Similarly, most key employees in sales leadership roles, which includes our experienced managers, currently do not have employment agreements, and there is no assurance that we will be able to retain their services.
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
Our business could be hurt if we are unable to maintain our business philosophy and culture of information sharing and efforts to maintain our philosophy and culture could adversely affect our ability to maintain and grow our business.
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
Our investment sales professionals are retained as independent contractors, and we are subject to the Internal Revenue Service regulations and applicable state law guidelines regarding independent contractor classification. These regulations and guidelines are subject to judicial and agency interpretation, and it could be determined that the independent contractor classification is inapplicable to some or all of our investment sales professionals. Further, if legal standards for classification of these investment sales professionals as independent contractors change or appear to be changing, it may be necessary to modify our compensation or commission structure for these investment sales professionals in some or all of our markets, including paying additional compensation or reimbursing expenses. If we are forced to classify these investment sales professionals as employees, we would also become subject to laws regarding employee classification and compensation, and to claims regarding overtime, minimum wage, and meal and rest periods. We could also incur substantial costs, penalties and damages due to future challenges by current or former investment sales professionals to our classification or compensation practices. Any of these outcomes could result in substantial costs to us, could significantly impair our financial condition and our ability to conduct our business as we choose, and could damage our reputation and impair our ability to attract clients and investment sales professionals.
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
Our continued efforts to expand our services and businesses may not be successful, and we may expend significant resources without corresponding returns.
We intend to continue to expand our specialty groups, particularly multi-tenant retail, office, industrial and hospitality, as well as various niche markets, including multifamily tax credit, affordable housing, student housing, manufactured housing, seniors housing and self-storage. We also plan to further grow our financing services provided through our subsidiary, Marcus & Millichap Capital Corporation. We expect to incur expenses relating to acquisitions, recruitment, training, and expanding our markets and services. The planned expansion of services and platforms requires significant resources, and there can be no assurance we will be able to continue to expand or compete effectively, attract or train a sufficient number of professionals to support the expansion, or operate these businesses profitably. We may incur significant expenses for these plans without corresponding returns, which would harm our business, financial condition and results of operations.
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
We historically have earned a majority of our revenue from real estate brokerage transactions and financing fees. We expect that we will continue to rely heavily on revenue from these sources for substantially all our revenue for the foreseeable future. A continued decline in the number of transactions completed or in the value of the commercial real estate we sell could significantly decrease our revenue further, which would adversely affect our business, financial condition and results of operations.
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
A failure by third parties to comply with service agreements or regulatory or legal requirements could result in economic and reputational harm to us.
We rely on third parties, including subcontractors, to perform activities on behalf of our organization to improve quality, increase efficiencies and lower operational risks across our business and the services we provide. If these third parties do not meet contractual, regulatory or legal requirements, or do not have the proper safeguards and controls in place, we could be exposed to increased operational, regulatory, financial or reputational risks. In addition, these third parties face their own technology, operating and economic risks, and any significant failures by them, including the improper use or disclosure of confidential information, could cause damage to our reputation and harm to our business.

Failure to comply with confidentiality obligations could damage our reputation and materially harm our operating results.
If confidential information, including material non-public information or personal information we or our vendors and suppliers maintain, is inappropriately disclosed due to an information security breach, or if any person negligently disregards or intentionally breaches our policies, contractual commitments or other controls with respect to such data, we may incur substantial liabilities to our clients or be subject to fines or penalties imposed by governmental authorities. In addition, any breach or alleged breach of our confidentiality agreements with our clients may result in termination of their engagements, resulting in associated loss of revenue and increased costs.
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
Additionally, a portion of our workforce works remotely in some capacity. This arrangement exposes us to additional threat vectors and vulnerabilities.
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
Our business is subject to complex and evolving laws and regulations regarding privacy, data protection, and cybersecurity. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, increased cost of operations or otherwise harm our business.
We are subject to numerous laws and regulations regarding privacy, data protection and cybersecurity that govern the processing of certain data (including personal information, sensitive information, health information, and other regulated data). These laws and regulations are increasing in severity, complexity and number, change frequently, and increasingly conflict among the various jurisdictions in which we operate, which has resulted in greater compliance risk and cost for us.
In addition, we are also subject to the possibility of security breaches and other incidents, which themselves may result in a violation of these laws. We are also subject to an increasing number of reporting obligations in respect of material cybersecurity incidents. These reporting requirements have been proposed or implemented by a number of regulators in different jurisdictions, may vary in their scope and application, and could contain conflicting requirements. Certain of these rules and regulations may require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our cybersecurity incident response and could potentially reveal system vulnerabilities to threat actors.
Failure to timely report cybersecurity incidents under these rules could also result in regulatory investigations, litigation, monetary fines, sanctions, or subject us to other forms of liability.
A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personal information or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, perceived or actual non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us. Such an event could additionally disrupt our operations and the services we provide to clients, harm our relationships with contractors and vendors, damage our reputation, result in the loss of a competitive advantage, impact our ability to provide timely and accurate financial data and cause a loss of confidence in our services and financial reporting, which could adversely affect our business, revenues, competitive position and investor confidence. Additionally, we rely on third parties to support our information and technology networks, including cloud storage solution providers, and as a result have less direct control over our data and information technology systems. Such third parties are also vulnerable to security breaches and compromised security systems, for which we may not be indemnified and which could materially adversely affect us and our reputation.
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
George M. Marcus, our Chair and founder beneficially owns 15.0 million shares, or approximately 39% of our outstanding common stock as of December 31, 2024. Because of Mr. Marcus’ substantial ownership of our outstanding common stock, he may be able to significantly influence the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock. Mr. Marcus’ shares may also be sold in a public or private sale which could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities.

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
Our brand and reputation are important Company assets, and will be affected by how we are perceived in the marketplace.
Our brand and reputation are important assets, and we believe our continued success depends on our ability to preserve, grow and leverage the value of our brand. Our ability to attract and retain clients is highly dependent upon the external perceptions of our expertise, level of service, trustworthiness, business practices, management, workplace culture, financial condition, our response to unexpected events and other subjective qualities. Negative perceptions or publicity regarding these matters, even if related to seemingly isolated incidents and whether or not factually correct, could erode trust and confidence and damage our reputation, which could make it difficult for us to attract or retain clients. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including the personal conduct of individuals associated with our brand, handling of client complaints, regulatory compliance, the use and protection of client and other sensitive information, and from actions taken by regulators or others in response to any such conduct.
The protection of our brand, including related trademarks and other intellectual property, may require the expenditure of significant financial and operational resources. Moreover, the steps we take to protect our brand may not adequately protect our rights or prevent third parties from infringing or misappropriating our trademarks. Any unauthorized use by third parties of our brand may adversely affect our business.
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
•conduct vulnerability scans and leverage the scan results to continuously patch and manage our network as new threats emerge; and
•constant active monitoring by our contracted Security Operations Center.
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

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Item 1.A – Risk Factors – Technology and Cybersecurity Risks,” which disclosure is incorporated by reference herein.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management.
Our audit committee is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the audit committee receives an overview from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, the audit committee generally receives materials indicating current and emerging material cybersecurity threat risks, and describing the company’s ability to mitigate those risks, and discusses such matters with our Chief Information Officer. Members of the audit committee regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters.
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Information Officer (“CIO”). The CIO has been responsible for cybersecurity for over ten years across multiple organizations, leading enterprise security programs, business continuity planning, cybersecurity response planning, and the implementation of the National Institute of Standards and Technology (NIST) cybersecurity framework. In the CIO's most recent role, the CIO established and led a dedicated Cybersecurity Department, developing comprehensive security strategies, implementing cutting-edge cybersecurity tools, and designing response plans to support the entire company. At our Company, the CIO continues to drive proactive risk management, regulatory compliance, and a culture of cybersecurity awareness.
The firm’s senior executive team, inclusive of the CEO, CFO, COOs, CAO and CLO, are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.
As discussed above, these members of management report to the audit committee about cybersecurity threat risks, among other cybersecurity related matters.
Item 2. Properties
Our principal executive offices are located at 23975 Park Sorrento, Suite 400, Calabasas, California 91302. Our telephone number is (818) 212-2250. We lease all of our brokerage offices (typically less than 12,000 square feet) and other support facilities in the United States and Canada. We believe that our current facilities are adequate to meet our needs through the end of 2025; however, as we continue to evaluate our office footprint, our lease needs could change during the year.
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
As of February 11, 2025, there were 59 stockholders of record, and the closing price of our common stock was $37.51 per share as reported on the NYSE.
Dividends
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
The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period.
The graph assumes that $100 was invested at the market close on December 31, 2019 in the common stock of Marcus & Millichap Inc., the S&P 500 Index and the peer group, and assumes reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE, Colliers, Cushman, JLL, and Newmark (collectively “Peer Group”). We selected our Peer Group based on companies that represent our primary competitors with certain business lines reasonably comparable to ours and based on the length of time they have been publicly-traded.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Marcus & Millichap, Inc, the S&P 500 Index, and a Peer Group

250
200
150
100
50
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Marcus & Millichap, Inc.
S&P 500 Index
Peer Group

	Base Period 12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Marcus & Millichap, Inc.	100.00	99.95	138.15	95.58	123.12	109.31
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
Peer Group	100.00	92.84	162.59	106.05	127.38	171.53
Purchases of Equity Securities by the Issuer
Share repurchase activity during the three months ended December 31, 2024 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	—	$—	—	$70,951,742
November 1, 2024 - November 30, 2024	—	—	—	70,951,742
December 1, 2024 - December 31, 2024	—	—	—	70,951,742
Total	—		—	$70,951,742
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
Overview
Our Business
We are a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research, and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of December 31, 2024, we had 1,712 investment sales and financing professionals that are primarily exclusive independent contractors operating in more than 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the year ended December 31, 2024, we closed 7,836 investment sales, financing and other transactions with total sales volume of approximately $49.6 billion. During the year ended December 31, 2023, we closed 7,546 investment sales, financing and other transactions with total sales volume of approximately $43.6 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the year ended December 31, 2024, approximately 85% of our revenue was generated from real estate brokerage commissions, 12% from financing fees and 3% from other revenue, including consulting and advisory services.
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
The economic landscape entering 2025 may change significantly due to the U.S. presidential and congressional elections in 2024 resulting in Republican control of both houses of Congress and the executive branch of government. Dramatic policy changes have the potential to reshape both growth and inflation outlooks, in turn spurring increased uncertainty. Following the two 25 basis point rate reductions by the Federal Reserve in November and December 2024, it

appears further rate cuts will be placed on hold pending additional clarity on federal tax, budget, immigration, trade, deregulation and domestic policies.
Positive readings of key fourth quarter metrics including the addition of more than 500,000 jobs, low unemployment, positive retail sales, rising small business optimism, increasing consumer sentiment and a variety of other metrics suggest economic durability, but the federal policy decisions could alter the trajectory of the economy. Policies such as the introduction of broad-based trade tariffs, tighter immigration control and reduced taxes could put upward pressure on inflation, keeping interest rates elevated. Nonetheless, positive fourth quarter economic momentum supported increased household formation, in turn supporting strong demand for rental housing. Likewise, sturdy consumption bolstered demand for both retail and industrial space. Office space demand also gained ground as more employees worked from the office more frequently, whether by choice or by corporate mandate. The strengthened housing and commercial real estate space demand trends, together with a generally positive economic outlook and the prospect of accretive commercial real estate tax policies have the potential to drive increased investor activity, particularly if uncertainty abates and interest rates are reduced.
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
All four major property types saw positive space demand in the fourth quarter of 2024 and in the year ended December 31, 2024. Over 200,000 net apartment units were filled in the fourth quarter, taking the annual total apartment unit demand above 660,000, the second strongest annual total in the 32 years on record. The demand modestly outpaced the record 590,000 apartment completions delivered in 2024 to reduce vacancy by 60 basis points to 5.2%. Robust apartment demand outpaced expectations and bolstered multifamily investor confidence.
The industrial vacancy rate increased in the fourth quarter of 2024 as still-elevated construction exceeded space demand. For the year, the industrial vacancy rate rose by 130 basis points to 6.9% as tempered space needs met the still-robust construction pipeline. Industrial completions are expected to fall by 40% in 2025 to 210 million square feet, the slowest construction pace since 2014. Although many retailers increased their inventories ahead of anticipated tariffs, warehouse industrial space needs have tapered significantly over the last two years. Retail vacancy rates have remained range-bound in the mid-4% range, near a record-low. Space absorption has been tempered by limited space availability and nominal construction levels. The limited availability of retail space is placing upward pressure on lease rates, but the pace of increases is restrained by extended pre-negotiated lease renewals. Office vacancy rates decreased an additional 20 basis points in the fourth quarter to 16.7% on positive absorption of 29 million square feet. For the year, total net office absorption approached 55 million square feet, the strongest annual office space demand since 2019. Although office space demand momentum appears to have shifted, office performance remains challenged by vacancy rates that are still near a record high.
We expect the generally positive commercial real estate space demand will align with an anticipated falloff in commercial real estate construction this year. New industrial and multifamily completions are trending lower entering 2025, but the reduction in construction activity may be accelerated by the diversion of workers and construction materials to areas impacted by severe natural disasters. In addition, tariff-driven construction material cost increases and reduced construction labor availability could impact commercial real estate deliveries. The combination of strengthening space demand and reduced construction suggests key commercial real estate fundamentals could improve steadily in the coming year, supporting investment activity.
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
The capital markets have been at the heart of the commercial real estate transaction slowdown over the last two years. The combination of sustained higher interest rates with tighter lender underwriting, reduced loan-to-value standards and a broad-based reduction in the volume of available debt capital have restrained market liquidity. This has forced investors to recalibrate their underwriting. This widened the buyer/seller expectation gap and reduced trading throughout 2023 and 2024.
The 100-basis point rate reduction by the Federal Reserve in the latter part of 2024 initially improved investor sentiment, but the increase of the 10-year treasury rate following the rate cut negatively impacted borrowing rates. However, lending liquidity is gradually improving, and the competition to lend capital is rising, which is causing lenders to reduce their spreads over the underlying rates, in turn putting modest downward pressure on borrowing rates. At the same time, the slowing pace of new supply additions in conjunction with strengthening space demand suggests that asset performance could improve over the coming years. The prospect of falling vacancy rates and increasing rent growth have begun to encourage investors to recalibrate their underwriting on acquisition targets, helping to bridge the buyer/seller expectation gap. Despite still-high interest rates, improving fundamentals may be sufficient to offset the elevated cost of debt capital to bolster transactional velocity in the coming year if public policy remains accretive to household formation and rising sentiment levels.
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
The commercial real estate sector experienced a modest upturn of sales activity in the fourth quarter of 2024 as investors capitalized on the short window of sub-4% 10-year treasury rates. While the 10-year treasury has returned to mid-4% range, the combination of improving fundamentals and the need for investors to place capital and reposition their portfolios may continue to support positive momentum. Investor sentiment rose in the fourth quarter as evidenced by the rise of small business optimism and consumer sentiment, suggesting that investor caution is beginning to abate. However, elevated uncertainty spawned by the rapidly evolving cadre of federal policies that could change has the potential to counterbalance investor enthusiasm.
Several metrics including increased exclusive inventory being brought to market and a rising number of property tours in several markets and property types, suggest investor activity may rise in 2025. Nonetheless, a variety of factors including the economy, interest rates, financial market trends, geopolitical and commercial real estate pricing clarity could suppress activity in 2025. Should the Federal Reserve continue to reduce rates, it would support positive momentum, but a full market recovery will take additional time. Lenders are becoming more assertive with borrowers, and though loan extensions and modification remain common, incidents of forced refinancing and distressed sales are becoming more frequent. Office properties, particularly those in the urban core, continue to face the greatest uncertainty and the greatest challenges in acquiring debt financing. Apartment financing, underpinned by Fannie Mae and Freddie Mac, has generally been the most attainable, with typically lower interest rates than other property types. Defensive assets, such as single-tenant net lease properties backed by high-credit tenants, and medical office assets continue to receive buyer interest, but sales of these types of properties have also fallen as the flow of 1031 exchange capital coming from other property types has diminished. Ultimately, the market velocity will be dictated by a combination of the economic outlook, geopolitical forces, Federal Reserve action, interest rates and the narrowing of the buyer/seller expectation gap. If interest rates trend lower, we believe commercial real estate investment activity could gain additional momentum.
Seasonality
Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has generally caused our revenue, operating income, net income, and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted both positively and negatively by major economic events, political events, natural disasters, or public health crises, which may impact, among other things, investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity, and the extent of limitations or availability of capital allocations for larger property buyers, among others. Private client investors may accelerate or delay transactions due to personal or business-related reasons unrelated to economic events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually, pursuant to which higher commissions are paid for higher sales volumes. During 2024, seasonal fluctuations were disrupted by changes in overall market conditions and interest rates, and going forward our historical pattern of seasonality may or may not continue to the same degree experienced in prior years.
Key Financial Measures and Indicators
Revenue
Our revenue is primarily generated from our real estate investment sales business. In addition to real estate brokerage commissions, we generate revenue from financing fees and from other revenue, which are primarily comprised of consulting and advisory fees.
Because our business is transaction oriented, we rely on investment sales and financing professionals to continually develop leads, identify properties to sell and finance, market those properties and close the sale or financing in a timely manner to generate a consistent flow of revenue. While our sales volume is impacted by seasonality factors, the timing of closings is also dependent on many market and personal factors unique to a particular client or transaction, particularly clients transacting in the $1 million to $10 million private client market. These factors can cause transactions to be accelerated or delayed beyond our control. Further, commission rates earned are generally inversely related to the value of the property sold or financed. As we have expanded our business into the middle and larger transaction markets, we have seen our overall commission rates fluctuate from period-to-period as a result of changes in the relative mix of the number and volume of investment sales transactions closed in the middle and larger transaction markets as compared to the $1 million to $10 million private client market. These factors may result in period-to-period variations in our revenue that differ from historical patterns.
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
Cost of Services
The majority of our cost of services expense is variable commissions paid to our investment sales and financing professionals and compensation-related costs related to our financing activities. Commission expenses are directly attributable to providing services to our clients for investment sales and financing services. Most of our investment sales and financing professionals are independent contractors and are paid commissions; however, because there are some who are employees and initially paid a salary, costs of services also include employee-related compensation, employer taxes and benefits for those employees. The commission rates we pay to our investment sales and financing professionals vary based on individual contracts negotiated and are generally higher for the more experienced professionals. Some of our most senior investment sales and financing professionals can also earn additional commissions after meeting certain annual financial thresholds. These additional commissions are recognized as cost of services in the period in which they are earned. Payment of a portion of these additional commissions are generally deferred for a period of three years, at our election, and paid at the end of the third calendar year. Cost of services also includes referral fees paid to other real estate brokers where we are the principal service provider. Cost of services, therefore, can vary based on the commission structure of the investment sales and financing professionals that closed transactions in any particular period.
Selling, General and Administrative Expenses
The largest expense component within selling, general and administrative expenses is compensation for our management team and sales and support staff, as well as business development, marketing, and expensing of forgivable loans provided to our investment sales and financing professionals over the contractual term of the loan. In addition, these costs include facility costs (excluding depreciation and amortization), sales and events, licenses and subscriptions, legal, information technology, telecommunications, changes in fair value for contingent and deferred consideration and other administrative expenses. Also included in selling, general and administrative are expenses for stock-based compensation.
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
Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2024 and 2023. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the years ended December 31, 2024, 2023, and 2022, we closed more than 7,800, 7,500 and 12,200 investment sales, financing and other transactions, respectively, with total sales volume of approximately $49.6 billion, $43.6 billion and $86.3 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Years Ended December 31,
Real Estate Brokerage	2024	2023	2022
Average Number of Investment Sales Professionals	1,610	1,744	1,817
Average Number of Transactions per Investment Sales Professional	3.38	3.14	5.01
Average Commission per Transaction	$108,261	$102,238	$128,450
Average Commission Rate	1.75%	1.82%	1.72%
Average Transaction Size (in thousands)	$6,174	$5,630	$7,473
Total Number of Transactions	5,447	5,475	9,111
Total Sales Volume (in millions)	$33,630	$30,823	$68,088

	Years Ended December 31,
Financing (1)	2024	2023	2022
Average Number of Financing Professionals	101	96	86
Average Number of Transactions per Financing Professional	12.37	11.21	24.92
Average Fee per Transaction	$52,955	$50,677	$44,546
Average Fee Rate	0.73%	0.81%	0.74%
Average Transaction Size (in thousands)	$7,283	$6,254	$5,984
Total Number of Transactions	1,249	1,076	2,143
Total Financing Volume (in millions)	$9,096	$6,729	$12,823
(1)Operating metrics exclude certain financing fees not directly associated to transactions.

The following table sets forth the number of transactions, sales volume and revenue by commercial real estate market for real estate brokerage:

	Years Ended December 31,
	2024			2023			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	819	$446	$21,034	809	$483	$20,894	10	$(37)	$140
Private Client Market ($1 – <$10 million)	3,967	12,802	365,837	4,097	13,616	372,979	(130)	(814)	(7,142)
Middle Market ($10 – <$20 million)	344	4,764	84,186	303	4,117	73,007	41	647	11,179
Larger Transaction Market (≥$20 million)	317	15,618	118,638	266	12,607	92,872	51	3,011	25,766
	5,447	$33,630	$589,695	5,475	$30,823	$559,752	(28)	$2,807	$29,943
Comparison of Years Ended December 31, 2024 and 2023
Below are key operating results for the year ended December 31, 2024 compared to the results for the year ended December 31, 2023 (dollars in thousands):

	Year Ended December 31 2024,	Percentage of Revenue	Year Ended December 31 2023,	Percentage of Revenue	Change
					Dollars	Percentage
Revenue:
Real estate brokerage commissions	$589,695	84.7%	$559,752	86.6%	$29,943	5.3%
Financing fees	84,512	12.1	66,898	10.4	17,614	26.3%
Other revenue	21,853	3.2	19,277	3.0	2,576	13.4%
Total revenue	696,060	100	645,927	100	50,133	7.8%
Operating expenses:
Cost of services	431,471	62.0	406,645	63.0	24,826	6.1%
Selling, general and administrative	280,909	40.3	285,023	44.1	(4,114)	(1.4)%
Depreciation and amortization	16,589	2.4	13,627	2.1	2,962	21.7%
Total operating expenses	728,969	104.7	705,295	109.2	23,674	3.4%
Operating (loss) income	(32,909)	(4.7)	(59,368)	(9.2)	26,459	(44.6)%
Other income, net	20,693	2.9	19,855	3.0	838	4.2%
Interest expense	(812)	(0.1)	(888)	(0.1)	76	(8.6)%
Loss before benefit for income taxes	(13,028)	(1.9)	(40,401)	(6.3)	27,373	(67.8)%
Benefit for income taxes	(666)	(0.1)	(6,366)	(1.0)	5,700	(89.5)%
Net loss	$(12,362)	(1.8)%	$(34,035)	(5.3)%	$21,673	(63.7)%
Adjusted EBITDA (1)	$9,372	1.3%	$(19,630)	(3.0)%	$29,002	147.7%
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
Revenue
Our total revenue was $696.1 million in 2024 compared to $645.9 million in 2023, an increase of $50.1 million, or 7.8%. Total revenue primarily increased as a result of increases in real estate brokerage commissions and financing fees, as described below. See "Factors Affecting Our Business" section for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions increased to $589.7 million in 2024 from $559.8 million in 2023, an increase of $29.9 million, or 5.3%. The increase was primarily the result of a 9.1%

increase in total sales volume, partially offset by a seven basis point decrease in the average commission rate earned, caused by the shift in the proportion of transactions to the Middle Market and Larger Transaction Market from the Private Client Market, as Middle Market and Larger Transaction Markets typically earn lower commission rates. The combined Middle Market and Larger Transaction Market revenue increased by 22.3%, while Private Client Market revenue decreased by 1.9%.
Financing fees. Revenue from financing fees increased to $84.5 million in 2024 from $66.9 million in 2023, an increase of $17.6 million, or 26.3%. The increase was a result of a 35.2% increase in the total financing volume, partially offset by a decrease of eight basis points in the average fee rate earned compared to 2023.
Other revenue. Other revenue increased to $21.9 million in 2024 from $19.3 million in 2023, an increase of $2.6 million, or 13.4%. The increase was primarily driven by increases in leasing fees during 2024 compared to 2023.
Total Operating Expenses
Our total operating expenses were $729.0 million in 2024 compared to $705.3 million in 2023, an increase of $23.7 million, or 3.4%. Cost of services increased by $24.8 million and selling, general, and administrative expenses decreased by $4.1 million, as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services increased to $431.5 million in 2024 from $406.6 million in 2023, an increase of $24.8 million, or 6.1%. The increase was primarily due to increased commission expenses driven by the related increased revenue discussed above. Cost of services as a percentage of total revenue decreased by 100 basis points to 62.0% compared to 2023 primarily due to our senior investment sales and financing professionals earning a lower amount of commissions.
Selling, general, and administrative expense. Selling, general and administrative expense decreased to $280.9 million in 2024 from $285.0 million in 2023, a decrease of $4.1 million or 1.4%. The decrease was primarily due to a reduction in marketing support costs, partially offset by an increase in compensation-related costs. As a percentage of revenue, selling, general and administrative expense decreased due to the fixed nature of certain of these expenses.
Depreciation and amortization expense. Depreciation and amortization expense increased to $16.6 million in 2024 from $13.6 million in 2023, an increase of $3.0 million, or 21.7%. The increase primarily relates to accelerated amortization and impairment of certain intangible assets resulting from changes in estimates.
Other Income, Net
Other income, net increased to $20.7 million in 2024 from $19.9 million in 2023. The $0.8 million increase was primarily driven by an increase in interest income as a result of rebalancing the Company's investments to take advantage of higher yields.
Interest Expense
Interest expense increased by an immaterial amount in 2024 compared to 2023, and primarily relates to interest expense on our SARs liability.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $0.7 million in 2024, compared to a benefit for income taxes of $6.4 million in 2023. The effective income tax rate for 2024 was 5.1% compared to 15.8% for 2023. The majority of the reduction in the effective tax rate is related to permanent and other items and stock based compensation expense as presented in Note 12 - "Income Taxes" of our accompanying Notes to Consolidated Financial Statements.
Comparison of Years Ended December 31, 2023 and 2022
A discussion regarding our results of operations for the year ended December 31, 2023 compared to the results for the year ended December 31, 2022 can be found under Item 7 – “Management’s Discussion and Analysis of Financial

Condition and Results of Operations – Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024, which is available on the SEC’s website at www.sec.gov.
Non-GAAP Financial Measure
In this Annual Report on Form 10-K, we include a non-GAAP financial measure, Adjusted EBITDA. We define Adjusted EBITDA as net (loss) income before (i) interest income and other, including net realized gains (losses) on marketable debt securities, available-for-sale and cash, cash equivalents, and restricted cash, (ii) interest expense, (iii) (benefit) provision for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net (loss) income, operating (loss) income or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net income, to Adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net (loss) income	$(12,362)	$(34,035)	$104,225
Adjustments:
Interest income and other (1)	(18,793)	(17,890)	(7,951)
Interest expense	812	888	708
(Benefit) provision for income taxes	(666)	(6,366)	37,804
Depreciation and amortization	16,589	13,627	13,406
Stock-based compensation	23,792	24,146	17,312
Adjusted EBITDA	$9,372	$(19,630)	$165,504
(1)Other includes net realized gains (losses) on marketable debt securities, available-for-sale.
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

Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $17.3 million to $153.4 million at December 31, 2024, compared to $170.8 million at December 31, 2023. The following table sets forth our summary cash flows for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$21,714	$(72,430)	$13,629
Net cash (used in) provided by investing activities	(9,902)	74,867	(53,975)
Net cash used in financing activities	(28,755)	(67,679)	(105,555)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(365)	122	(366)
Net decrease in cash, cash equivalents, and restricted cash	(17,308)	(65,120)	(146,267)
Cash, cash equivalents, and restricted cash at beginning of period	170,753	235,873	382,140
Cash, cash equivalents, and restricted cash at end of period	$153,445	$170,753	$235,873
Operating Activities
Cash flows provided by operating activities were $21.7 million in 2024 compared to cash flows used in operating activities of $72.4 million in 2023. The $94.1 million increase in cash flows from operating activities in 2024 compared to 2023 was primarily due to (a) a reduction in net losses, as discussed above, (b) a reduction in bonus payments as the 2023 payment for bonuses related to amounts accrued in 2022 based in part on 2022 profits and (c) a reduction in payments in deferred compensation and commissions. The cash flows from operating activities were also affected by the timing of certain cash receipts and payments.
Investing Activities
Cash flows used in investing activities were $9.9 million in 2024 compared to cash flows provided by investing activities of $74.9 million in 2023. The $84.8 million decrease in cash from investing activities in 2024 compared to 2023 was primarily due to a decrease in net proceeds of $86.3 million from sales, purchases, and maturities of securities in 2024 compared to the same period in 2023.
Financing Activities
Cash flows used in financing activities were $28.8 million in 2024 compared to $67.7 million in 2023. The decrease of $38.9 million in cash flows used in financing activities in 2024 compared to 2023 was primarily due to a decrease of $38.7 million in stock repurchases.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, and proceeds from the sale of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months and beyond. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of December 31, 2024, cash, cash equivalents, and restricted cash and marketable debt securities, available-for-sale, aggregated $394.2 million, which includes $10.7 million in restricted cash.
Credit Agreement
We have a credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”) which provides for a $10 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2025. As of December 31, 2024, there were no amounts outstanding under the Credit Agreement. We monitor covenant compliance on a regular basis to ensure continued compliance with the Credit Agreement. Our ability to borrow under the Credit Agreement is limited by our ability to comply with its covenants or obtain necessary waivers. See Note 16 – “Commitments and Contingencies” of our accompanying Notes to Consolidated Financial Statements for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae, which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of December 31, 2024, the Company has agreed to a maximum aggregate guarantee obligation of $296.3 million relating to loans with an unpaid balance of $1,831.8 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement, and the Company has recorded an allowance for losses of $174,000 as of December 31, 2024 related to these guarantee obligations. The Company is required to provide cash collateral to MTRCC for this obligation and this is reflected as $0.7 million of restricted cash as of December 31, 2024, which is included in cash, cash equivalents, and restricted cash on the consolidated balance sheet.
Material Cash Requirements
The following table summarizes current and long-term material cash requirements as of December 31, 2024, which we expect to fund primarily with operating cash flows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other (7)
Operating lease liabilities, including imputed interest (1)	$96,645	$22,183	$36,533	$20,976	$16,953	$—
SARs liability (principal and interest) (2)	17,545	2,603	3,743	980	10,219	—
Deferred commissions payable (3)	40,110	24,502	12,554	1,931	1,123	—
Deferred compensation liability (4)	8,304	173	240	238	489	7,164
Contingent consideration (5)	4,731	4,614	117	—	—	—
Deferred consideration (5)	411	411	—	—	—	—
Other (6)	16,775	6,980	7,850	550	75	1,320
	$184,521	$61,466	$61,037	$24,675	$28,859	$8,484
(1)See Note 4 – “Operating Leases” of our accompanying Notes to Consolidated Financial Statements.
(2)Forecasted principal payments are based on each participant’s estimated retirement age and current contractual interest rate of 5.95% as of January 1, 2024 and reflect required payments that resulted from the retirement of certain executives. See Note 7 – “Selected Balance Sheet Data” of our accompanying Notes to Consolidated Financial Statements.
(3)Includes short-term and long-term deferred commissions payable (excludes commissions currently payable on closed transactions). See Note 7 – “Selected Balance Sheet Data” of our accompanying Notes to Consolidated Financial Statements.
(4)Represents current estimated payouts for participants currently receiving payments based on their elections at the time of deferral. We hold assets in a rabbi trust of $12.2 million to settle outstanding amounts when they become due. Amounts assume no increase or decrease in the liability due to future returns or losses. See Note 7 – “Selected Balance Sheet Data” of our accompanying Notes to the Consolidated Financial Statements.
(5)Relates to contingent and deferred consideration in connection with our business acquisitions. See Note 6 – “Acquisitions, Goodwill and Other Intangible Assets” and Note 9 – “Fair Value Measurements” of our accompanying Notes to Consolidated Financial Statements.
(6)Relates to amounts that may be advanced to sales and financing professionals. See Note 16 – “Commitments and Contingencies” of our accompanying Notes to Consolidated Financial Statements.
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
Other than operating expenses, including those accrued and payable as December 31, 2024, cash requirements for 2025 are expected to consist primarily of capital expenditures for the future acquisitions, if any, payment of dividends, if any, payments for stock repurchases, if any, and advances to our investment sales and financing professionals.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of increased interest rates on the broader economy.
The annual CPI inflation rate in the U.S. peaked at 9.1% in June 2022, the highest annual inflation rate since November 1981. CPI inflation has since fallen to 2.9% as of December 2024. In 2022 through 2023, the Federal Reserve increased the federal funds rate to the 5.25%-5.5% range in an effort to combat inflation, which had an adverse impact on commercial real estate transactions. In the latter part of 2024, the Federal Reserve lowered the overnight rate by 100 basis points to the 4.25%-4.5% range, which was a positive trend for investors, but the 10-year treasury has remained range-bound in the mid- to upper-4% range keeping the cost of debt capital elevated.
Looking forward, the Federal Reserve has communicated a restrained interest rate outlook pending additional clarity on federal fiscal, trade, tax, regulatory and domestic policies. Several of the policies in consideration such as tariffs and more stringent immigration controls have the potential to be inflationary in nature, so future inflation risk may depend on when and how assertively the proposed policies are implemented.
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
Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to (i) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and (ii) operating losses and tax credit carryforwards. We measure existing deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to have temporary differences realized or settled. We recognize in the provision for income taxes, the effect on deferred tax assets and liabilities of a change in tax rates in the period that includes the enactment date. We periodically evaluate deferred tax assets to assess whether it is likely that the deferred tax assets will be realized. In determining whether a valuation allowance is required, we consider the timing of deferred tax reversals, estimates of future taxable income, current year taxable income, and historical performance. Valuation allowances are provided against deferred tax assets when it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. Our valuation allowance is related principally to losses incurred in our Canadian operations. Future results of operations of the Canadian business will impact valuation allowances in the future.

Due to the nature of our business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, our tax position can be complex. As such, our effective tax rate is subject to changes as a result of fluctuations in the mix of our activity in the various jurisdictions in which we operate including changes in tax rates, state apportionment, tax related interest and penalties, valuation allowances and other permanent items, including Sec. 162(m) and net windfalls and shortfalls related to stock-based compensation. Calculating some of the amounts involves a high degree of judgment. Our state taxes, net of federal benefit, has ranged from 1.5% to 4.5% over the past 3 years.
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
The above factors create volatility in our effective tax rate from quarter to quarter and have caused our effective tax rates to range from 5.1% to 26.6% over the past three years.
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
Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all of which add complexity and impact the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. We use the implicit rate in the lease when determinable. As most of our leases do not have a determinable implicit rate, determining the rate to be used in our calculations is judgmental. We use an estimated incremental borrowing rate calculated on a spread over treasuries based on our estimated credit rating for the indicated term of the lease based on the information available on the commencement date of the lease. As a result, the incremental borrowing rate has and will continue to be impacted by market interest rates. The weighted average incremental borrowing rate was 5.2% in 2024 and 4.7% in 2023. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and considered in the determination of the lease cost.
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
Unrealized losses on our marketable securities, available-for-sale, fluctuate based on changes in market interest rates due the fixed interest rates of most of the securities. Unrealized losses aggregated $1.6 million and $2.6 million as of December 31, 2024 and 2023, respectively. We review our investment portfolio quarterly for all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. We exclude accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale, for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive (loss) income, net of applicable taxes. We made an accounting policy election to not measure an allowance for credit losses for accrued interest receivable. We evaluate write-off of accrued interest receivable by the major security-type level at the time credit loss exists for the underlying security.
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
In its determination of fair value for contingent and deferred consideration, the Company uses judgment in determining the probability of achieving contractual performance targets and the time frame in which the settlements will occur. Further, judgment is used in determining the appropriate current and future interest rates to apply in each situation. The Company estimated the probability of achievement of contractual performance targets was between 0% to 100% based on each acquisition’s historical and estimated future performance and risk adjusted discount rates of between 4.8% to 6.1%, which resulted in a recorded fair value for the contingent consideration of $4.7 million and $5.5 million as of December 31, 2024, and 2023, respectively. The Company estimated the fair value of the deferred consideration using a discounted cash flow estimate using market rates, with the only remaining condition on such payments being the passage of time which resulted in a recorded fair value of $0.4 million and $1.6 million as of December 31, 2024, and 2023, respectively. The maximum undiscounted future settlements of contingent and deferred consideration was $12.0 million at December 31, 2024, and the Company is uncertain as to the extent of the volatility in the judgments and unobservable inputs will have on the ultimate settlement of these amounts in the foreseeable future.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of December 31, 2024, the fair value of investments in marketable debt securities, available-for-sale was $240.8 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management, yield management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average credit rating of our portfolio investments (exclusive of cash, cash equivalents, and restricted cash) was A+ as of December 31, 2024. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of December 31, 2024 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease …..................	$3,555
1% Decrease …..................	$1,778
1% Increase …..................	$(1,778)
2% Increase …..................	$(3,555)
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
See financial statements beginning at page F-1.
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on such evaluation, our management has concluded that as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In conducting its assessment, management used the criteria issued by COSO. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria. The effectiveness of internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a number of our employees and independent contractors are still working remotely. The design of our processes and controls allow for remote execution with accessibility to secure data. Given the current environment, we are continually monitoring and assessing the design and operating effectiveness on our internal controls.
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
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Hessam Nadji President and Chief Executive Officer	November 20, 2024	Rule 10b5-1 Trading Arrangement	Up 20,000 shares to be sold	Earlier of November 28, 2025 or when all shares are sold under the plan.	N/A	N/A

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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The names and ages of our executive officers and directors as of February 27, 2025 are as follows:

Name	Age	Position(s)
Hessam Nadji	59	President, Chief Executive Officer and Director
Steven F. DeGennaro	61	Executive Vice President and Chief Financial Officer
John David Parker	44	Executive Vice President and Chief Operating Officer, Eastern Division
Richard Matricaria	46	Executive Vice President and Chief Operating Officer, Western Division
Gregory A. LaBerge	54	Senior Vice President, Chief Administrative Officer
Hessam Nadji
Mr. Nadji has served as President and Chief Executive Officer and as a director of the Company since March 2016. He previously served as Senior Executive Vice President and Chief Strategy Officer. He joined the Company as Vice President of Research in 1996 and held various other senior management roles through the years, including Chief Marketing Officer and head of the Company’s specialty brokerage divisions. He launched the Company's IPA division and played a leading role in the Company’s initial public offering in 2013. Mr. Nadji received a B.S. in information management and computer science from City University in Seattle and has over 36 years of experience working in the real estate industry.
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
Other Proxy Information
Certain information required by this Item regarding our Audit Committee is incorporated herein by reference to information appearing in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (“Proxy Statement”), which information will appear under the caption entitled “Corporate Governance—Board Committees and Charters” and “Policies for Compensation Risk Mitigation—Hedging, Pledging and Insider Trading Policies.
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

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2024. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,969,886	$—	2,909,770
Equity compensation plans not approved by security holders	—	—	—
	1,969,886	$—	2,909,770
(1)Consists of restricted stock units (“RSUs”) granted under our Amended Plan. Excludes restricted stock awards granted under the Amended Plan, purchase rights granted under the ESPP.
(2)Outstanding RSUs have no exercise price.
(3)Includes 2,829,238 shares available for future issuance under the Amended Plan. Includes 80,532 shares available for future issuance under the ESPP, including shares subject to purchase during the current offering period, which commenced on November 15, 2024 (the exact number of which will not be known until the purchase date on May 14, 2025). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period, may not exceed 1,250 shares.
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
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to information appearing in our Proxy Statement, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2025” in the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Report:
(1)Consolidated Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form 10-K beginning on page F-1.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
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

10.19
Second Amendment to the Second Amended and Restated Credit Agreement dated May 30, 2024, by and between Marcus & Millichap, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2024 filed on August 7, 2024).

10.20
Amended and Restated 2013 Omnibus Equity Incentive Plan, Amended and Restated effective May 2, 2024 (incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2024 filed on August 7, 2024).

10.21
2013 Employee Stock Purchase Plan, Amended and Restated Effective May 2, 2024 (incorporated by reference to Exhibit 10.3 to the registrant's quarterly report on form 10-Q (No. 001-36155) for the quarter ended June 30, 2024 filed on August 7, 2024.

Number	Description

10.22
Amended and Restated 2013 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.1 to the registrant's quarterly report on form 10-Q (No. 001-36155) for the quarter ended September 30, 2024 filed on November 8, 2024.

10.23
Amended and Restated 2013 Omnibus Equity Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on form 10-Q (No. 001-36155) for the quarter ended September 30, 2024 filed on November 8, 2024).

10.24
Amended and Restated 2013 Omnibus Equity Incentive Plan Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (No. 001-36155) filed on February 4, 2025).

19.1	Insider Trading and Disclosure Policy

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*
Restated Compensation Recovery Policy of Marcus & Millichap, Inc. (incorporated by reference to Exhibit 97 to the registrant's annual report on form 10-K (No. 001-36155) for the year ended December 31, 2023 filed on February 27, 2024)

101*
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: February 27, 2025	Marcus & Millichap, Inc.

/s/ Hessam Nadji
Hessam Nadji
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hessam Nadji	Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Hessam Nadji

/s/ Steven F. DeGennaro	Chief Financial Officer (Principal Financial Officer)	February 27, 2025
Steven F. DeGennaro

/s/ Kurt H. Schwarz	First Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2025
Kurt H. Schwarz

/s/ George M. Marcus	Director	February 27, 2025
George M. Marcus

/s/ Collete English Dixon	Director	February 27, 2025
Collete English Dixon

/s/ Norma J. Lawrence	Director	February 27, 2025
Norma J. Lawrence

/s/ Lauralee E. Martin	Director	February 27, 2025
Lauralee E. Martin

/s/ Nicholas F. McClanahan	Director	February 27, 2025
Nicholas F. McClanahan

/s/ George T. Shaheen	Director	February 27, 2025
George T. Shaheen

/s/ Don C. Watters	Director	February 27, 2025
Don C. Watters

MARCUS & MILLICHAP, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Marcus & Millichap, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Deferred commissions payable
Description of the Matter
At December 31, 2024, the Company’s commissions payable to investment sales and financing professionals was $79.6 million. As discussed in Note 7 to the consolidated financial statements, certain investment sales and financing professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. All commissions are recognized as cost of services in the period in which they are earned as they relate to specific transactions closed. The Company has the ability to defer payment of certain commissions, at its election, for up to three years. These payments are referred to as deferred commissions.

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
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Marcus & Millichap, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Marcus & Millichap, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Marcus & Millichap, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Los Angeles, California
February 27, 2025

MARCUS & MILLICHAP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	December 31,
	2024	2023
Assets
Current assets:
Cash, cash equivalents, and restricted cash	$153,445	$170,753
Commissions receivable	18,804	16,171
Prepaid expenses	9,311	8,813
Income tax receivable	6,030	9,299
Marketable debt securities, available-for-sale (amortized cost of $189,667 and $169,018 at December 31, 2024 and December 31, 2023, respectively, and $0 allowance for credit losses)	189,667	168,881
Advances and loans, net	17,519	3,574
Other assets, current	15,543	16,203
Total current assets	410,319	393,694
Property and equipment, net	26,139	27,450
Operating lease right-of-use assets, net	81,120	90,058
Marketable debt securities, available-for-sale (amortized cost of $52,366 and $69,538 at December 31, 2024 and December 31, 2023 respectively, and $0 allowance for credit losses)	51,147	67,459
Assets held in rabbi trust	12,191	10,838
Deferred tax assets, net	48,080	46,930
Goodwill and other intangible assets, net	43,521	51,183
Advances and loans, net	173,657	175,827
Other assets, non-current	23,626	14,972
Total assets	$869,800	$878,411
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$13,737	$8,126
Deferred compensation and commissions	67,197	55,769
Operating lease liabilities	18,522	18,336
Accrued bonuses and other employee related expenses	25,485	19,119
Other liabilities, current	8,076	3,919
Total current liabilities	133,017	105,269
Deferred compensation and commissions	33,257	47,771
Operating lease liabilities	65,701	69,407
Other liabilities, non-current	7,007	10,690
Total liabilities	238,982	233,137
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,856,790 and 38,412,484 at December 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	173,340	153,740
Retained earnings	458,907	492,298
Accumulated other comprehensive loss	(1,433)	(768)
Total stockholders’ equity	630,818	645,274
Total liabilities and stockholders’ equity	$869,800	$878,411
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue:
Real estate brokerage commissions	$589,695	$559,752	$1,170,310
Financing fees	84,512	66,898	112,978
Other revenue	21,853	19,277	18,422
Total revenue	696,060	645,927	1,301,710
Operating expenses:
Cost of services	431,471	406,645	850,894
Selling, general and administrative	280,909	285,023	300,009
Depreciation and amortization	16,589	13,627	13,406
Total operating expenses	728,969	705,295	1,164,309
Operating (loss) income	(32,909)	(59,368)	137,401
Other income, net	20,693	19,855	5,336
Interest expense	(812)	(888)	(708)
(Loss) income before (benefit) provision for income taxes	(13,028)	(40,401)	142,029
(Benefit) provision for income taxes	(666)	(6,366)	37,804
Net (loss) income	$(12,362)	$(34,035)	$104,225

(Loss) earnings per share:
Basic	$(0.32)	$(0.88)	$2.61
Diluted	$(0.32)	$(0.88)	$2.59
Weighted average common shares outstanding:
Basic	38,678	38,659	39,893
Diluted	38,678	38,659	40,186
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years Ended December 31,
	2024	2023	2022

Net (loss) income	$(12,362)	$(34,035)	$104,225
Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	753	2,300	(4,565)
Reclassification adjustment for net gains and losses included in other income, net	—	142	(70)
Net change, net of tax of $256, $813 and $(1,559) for the years ended December 31, 2024, 2023, and 2022, respectively	753	2,442	(4,635)
Foreign currency translation gain (loss), net of tax of $0 for each of the years ended December 31, 2024, 2023, and 2022, respectively	(1,418)	407	108
Total other comprehensive (loss) income	(665)	2,849	(4,527)
Comprehensive (loss) income	$(13,027)	$(31,186)	$99,698
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	39,692,373	$4	$121,844	$573,546	$910	$696,304
Net and comprehensive income (loss)	—	—	—	—	—	104,225	(4,527)	99,698
Dividends	—	—	—	—	—	(62,572)	—	(62,572)
Stock-based award activity:
Stock-based compensation	—	—	—	—	17,312	—	—	17,312
Issuance of common stock pursuant to employee stock purchase plan	—	—	19,813	—	709	—	—	709
Issuance of common stock for settlement of deferred stock units	—	—	281,193	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units	—	—	292,953	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	11,494	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(206,390)	—	(9,741)	—	—	(9,741)
Issuance of common stock for stock settled deferred consideration	—	—	28,673	—	1,417	—	—	1,417
Repurchases of common stock	—	—	(864,271)	—	—	(29,618)	—	(29,618)
Balance as of December 31, 2022	—	—	39,255,838	4	131,541	585,581	(3,617)	713,509
Net and comprehensive (loss) income	—	—	—	—	—	(34,035)	2,849	(31,186)
Dividends	—	—	—	—	—	(20,372)	—	(20,372)
Stock-based award activity:
Stock-based compensation	—	—	—	—	24,146	—	—	24,146
Issuance of common stock pursuant to employee stock purchase plan	—	—	25,818	—	661	—	—	661
Issuance of common stock for vesting of restricted stock units	—	—	453,986	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,339	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(138,451)	—	(4,441)	—	—	(4,441)
Issuance of common stock for stock settled deferred consideration	—	—	58,205	—	1,833	—	—	1,833
Repurchases of common stock	—	—	(1,260,251)	—	—	(38,876)	—	(38,876)
Balance as of December 31, 2023	—	—	38,412,484	4	153,740	492,298	(768)	645,274
Net and comprehensive (loss) income	—	—	—	—	—	(12,362)	(665)	(13,027)
Dividends	—	—	—		—	(20,244)	—	(20,244)
Stock-based award activity:
Stock-based compensation	—	—	—	—	23,792	—	—	23,792
Issuance of common stock pursuant to employee stock purchase plan	—	—	30,562	—	847	—	—	847
Issuance of common stock for vesting of restricted stock units	—	—	557,259	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	16,121	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(168,681)	—	(5,872)	—	—	(5,872)
Issuance of common stock for stock settled deferred consideration	—	—	25,945	—	833	—	—	833
Repurchases of common stock	—	—	(16,900)	—	—	(785)	—	(785)
Balance as of December 31, 2024	—	$—	38,856,790	$4	$173,340	$458,907	$(1,433)	$630,818
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(12,362)	$(34,035)	$104,225
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,589	13,627	13,406
Non-cash lease expense	24,987	26,348	23,112
Credit loss expense (recovery)	578	(128)	(51)
Stock-based compensation	23,792	24,146	17,312
Deferred taxes, net	(1,416)	(6,429)	(6,073)
Unrealized foreign exchange losses (gains)	191	(37)	534
Net realized losses (gains) on marketable debt securities, available-for-sale	—	190	(86)
Other non-cash items	(1,665)	(341)	(973)
Changes in operating assets and liabilities:
Commissions receivable	(3,448)	(7,590)	8,445
Prepaid expenses	(498)	599	3,802
Advances and loans	(12,811)	(5,177)	(54,818)
Other assets	(8,798)	(7,208)	(9,830)
Accounts payable and accrued expenses	5,685	(2,960)	(4,071)
Income tax receivable and payable	3,269	(616)	(26,535)
Accrued bonuses and other employee related expenses	6,407	(19,182)	(11,491)
Deferred compensation and commissions	(1,845)	(35,846)	(24,631)
Operating lease liabilities	(19,015)	(18,364)	(21,176)
Other liabilities	2,074	573	2,528
Net cash provided by (used in) operating activities	21,714	(72,430)	13,629
Cash flows from investing activities
Acquisition of businesses, net of cash received	—	—	(12,500)
Purchases of marketable debt securities, available-for-sale	(190,704)	(302,283)	(380,799)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	188,751	391,612	350,993
Purchases of convertible notes	—	(5,000)	—
Issuances of employee notes receivable	(82)	(126)	(74)
Payments received on employee notes receivable	6	34	71
Purchase of property and equipment	(7,873)	(9,370)	(11,666)
Net cash (used in) provided by investing activities	(9,902)	74,867	(53,975)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(5,872)	(4,441)	(9,741)
Proceeds from issuance of shares pursuant to employee stock purchase plan	847	661	709
Dividends paid	(20,226)	(20,103)	(60,358)
Principal payments on stock appreciation rights liability	(1,976)	(1,945)	(1,761)
Principal payments on deferred and contingent consideration	(743)	(2,410)	(5,351)
Cash paid for stock repurchases	(785)	(39,441)	(29,053)
Net cash used in financing activities	(28,755)	(67,679)	(105,555)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(365)	122	(366)
Net decrease in cash, cash equivalents, and restricted cash	(17,308)	(65,120)	(146,267)
Cash, cash equivalents, and restricted cash at beginning of period	170,753	235,873	382,140
Cash, cash equivalents, and restricted cash at end of period	$153,445	$170,753	$235,873

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information:
Interest paid during the period	$581	$478	$614
Income taxes paid, net	$468	$674	$69,847
Cash paid for amounts included in the measurement of operating lease liabilities	$23,151	$22,276	$21,770

Supplemental disclosures of noncash investing and financing activities:
Unpaid purchases of property and equipment	$561	$257	$684
Right-of-use assets obtained in exchange for operating lease liabilities	$16,122	$28,306	$27,027
Issuance of stock for the settlement of deferred consideration	$833	$1,833	$1,417
Dividend payable	$884	$923	$2,215
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
1.    Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. As of December 31, 2024, MMI operates over 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
Reorganization and Initial Public Offering
Marcus & Millichap, Inc was formed in June 2013 in preparation for the spin-off of Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), the real estate investment services business of the Marcus & Millichap Company (“MMC”). Our initial public offering ("IPO") was completed in November 2013. In connection with our IPO the shareholders of MMREIS contributed their shares of MMREIS to MMI in exchange for common stock of MMI.
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
2.    Accounting Policies and Recent Accounting Pronouncements
Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
The Company considers cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. Restricted cash includes amounts restricted in connection with our Credit Agreement (as defined below) and loan guarantee obligations with M&T Realty Capital Corporation ("MTRCC"). Portions of the balance of cash, cash equivalents, and restricted cash were held in financial institutions, various money market funds with fixed and floating net asset values and short-term commercial paper. Money market funds have floating net asset values and may be subject to liquidity fees. The Company assesses short-term commercial paper for impairment in connection with investments in marketable debt securities, available-for-sale. The likelihood of realizing material losses from cash, cash equivalents, and restricted cash, including the excess of cash balances over federally insured limits, is remote.
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
Real Estate Brokerage Commissions
Contracts for representing buyers and sellers of real estate are negotiated on a transaction-by-transaction basis. The consideration associated with the successful outcome remains constrained until the completion of a transaction which happens at the close of escrow. At that time, the Company's performance is complete and the Company recognizes revenue related to the transaction.
Financing Fees
Contracts for representing potential borrowers are negotiated on a transaction-by-transaction basis. The consideration associated with the successful outcome remains constrained until the completion of a transaction which happens at the time

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
the loan closes. At that time, the Company's performance is complete and the Company recognizes revenue related to the transaction. The Company’s fee arrangements, with an exception for guarantee obligations, do not include terms or conditions that require the Company to perform any service or fulfill any obligation once the loan closes.
Loan Performance Fees - For loans originated through the Strategic Alliance ("Strategic Alliance") with MTRCC, the Company receives variable consideration in the form of loan performance fees based on a portion of the servicing fees expected to be received by MTRCC under the servicing contract for servicing the loan. As the Company is not obligated to perform any servicing functions and has no further obligations related to the transaction giving rise to the loan performance fees, the estimated value of the loan performance fees to be received is recorded at the time the loan closes and are collected over the estimated term of the related loan. Any changes in the estimate of loan performance fees to be received are recorded in revenue in the period the estimate changes.
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
Other Revenue
Other revenue includes fees generated from consulting and advisory services, leasing, as well as fees from other ancillary services, and such fees are recognized when services are provided, upon closing of the transaction or when the Company has no further obligations.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
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
Nonrecurring Fair Value Measurements
In accordance with U.S. GAAP, from time to time, the Company may measure certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of intangibles, goodwill and other assets for indications of impairment at least annually. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required.
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
Stock-Based Compensation
The Company measures and records compensation expense for all stock-based awards made to employees, independent contractors and non-employee directors. Awards are issued under the Amended and Restated 2013 Omnibus Equity Incentive Plan (the “Plan”) and 2013 Employee Stock Purchase Plan (the “ESPP”).
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
For shares issued under the ESPP, the Company determined that the ESPP was a compensatory plan and is required to expense the fair value of the awards over each six-month offering period. The Company estimates the fair value of these awards using the Black-Scholes option pricing model. The Company calculates the expected volatility based on the historical volatility of the Company’s common stock, the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant, both consistent with the term of the offering period. The Company includes a dividend yield based on the recurring semi-annual dividend. The Company accounts for forfeitures as they occur.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Earnings per Share
Basic weighted average shares outstanding prior to December 31, 2022 included vested, but unissued, deferred stock units (“DSUs”). As of December 31, 2022, all DSUs were settled. The difference between basic and diluted weighted average shares outstanding represents the dilutive impact of common stock equivalents consisting of shares to be issued under the Plan and ESPP, and contingently issuable shares in connection with stock settled consideration for acquired businesses.
Foreign Currency Translation
The Company prepares the financial statements of its Canadian subsidiary using the local currency as the functional currency. The assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of stockholder’s equity through other comprehensive (loss) income in the consolidated statements of comprehensive (loss) income.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, and restricted cash, investments in marketable debt securities, available-for-sale, investments in strategic alliance partners (included under other assets), security deposits (included under other assets, current and non-current), and commissions receivable, net. Cash, cash equivalents, and restricted cash are placed with high-credit quality financial institutions and invested in high-credit quality money market funds and commercial paper. Concentrations and ratings of investments in marketable debt securities, available-for-sale are limited by the approved investment policy.
To reduce its credit risk, the Company monitors the credit standing of the financial institutions and money market funds that represent amounts recorded as cash, cash equivalents, and restricted cash. The Company historically has not experienced any significant losses related to cash, cash equivalents, and restricted cash.
In September 2021, the Company entered into a Strategic Alliance with MTRCC pursuant to which the Company has agreed to provide loan opportunities that may be funded through MTRCC’s Delegated Underwriting and Servicing Agreement (“DUS Agreement”) with Fannie Mae that requires MTRCC to guarantee a portion of each loan funded. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC through the DUS Agreement. The Company manages and limits the concentration of risk related to the guarantees assumed by monitoring the underlying property type, geographic location, credit of the borrowers, underlying debt service coverage, and loan to value ratios.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the years ended December 31, 2024, 2023, and 2022, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due for brokerage and financing transactions are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the year ended December 31, 2024, 2023, and 2022, the Company’s Canadian operations represented approximately 5%, 4%, and 2%, respectively, of total revenue.
During each of the years ended December 31, 2024, 2023, and 2022, no office represented 10% or more of total revenue.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
agreements, customer relationships and contracts in progress that resulted from its business combinations. These intangible assets are generally amortized on a straight-line basis using a useful life between 1 and 7 years.
Segment Reporting
The Company has one reportable segment: commercial real estate services. The commercial real estate services segment is the aggregation of our two operating segments: investment sales and financing services. Investment sales and financing services share similar customers, economic characteristics and regulatory environment. The commercial real estate services segment provides these integrated services to investors in commercial real estate, delivered through a network of offices, housing both investment sales and financing professionals, supported by an integrated national platform. The chief operating decision maker (“CODM”) uses net (loss) income to evaluate the overall needs and opportunities of the Company as a whole based on strategic directions and growth initiatives, some of which may apply to parts or all of the organization. Net (loss) income is used to monitor budget versus actual results, as well as to benchmark the Company’s performance to its peer group. The CODM uses this assessment of performance in determining management compensation. The Company’s CODM is its Chief Executive Officer.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in the Codification Topic 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 15 – “Segment Information” in the accompanying notes to the consolidated financial statements for further detail.
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
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance is intended to provide investors enhanced disclosures and requires public entities to disaggregate key expense types. The update is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. While the adoption is not expected to have an impact on our consolidated financial statements, it is expected to result in incremental disclosures within the footnotes to our consolidated financial statements.
3.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Computer software and hardware equipment	$52,208	$49,851
Furniture, fixtures and equipment	24,938	26,097
Less: accumulated depreciation and amortization	(51,007)	(48,498)
	$26,139	$27,450
Depreciation expense for property and equipment was $9.4 million, $8.9 million and $7.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During the years ended December 31, 2024 and 2023, the Company wrote-off approximately $6.8 million and $2.0 million, respectively, of fully depreciated computer software and hardware equipment and furniture, fixtures and equipment.
4.    Operating Leases
The Company has operating leases for all of its facilities and autos. The operating lease cost, included in selling, general and administrative expense in the consolidated statements of operations, consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023
Operating lease cost:
Lease cost(1)	$29,057	$30,269
Variable lease cost(2)	6,241	5,283
Sublease income	(1,037)	(976)
	$34,261	$34,576
(1)Includes charges related to consolidation of office space during the year ended December 31, 2024 and 2023.
(2)Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Maturities of lease liabilities by year consisted of the following (in thousands):

December 31, 2024
2025	$22,183
2026	20,827
2027	15,706
2028	12,260
2029	8,716
Thereafter	16,953
Total future minimum lease payments	96,645
Less imputed interest	(12,422)
Present value of operating lease liabilities	$84,223
Other information related to the operating leases consisted of the following:

	December 31,
	2024	2023
Weighted average remaining operating lease term	5.11 years	5.40 years
Weighted average discount rate	5.2%	4.7%
5.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive (loss) income and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$29,515	$—	$20	$(18)	$29,517
Corporate debt	160,152	—	55	(57)	160,150
	$189,667	$—	$75	$(75)	$189,667
Long-term investments:
U.S. treasuries	$819	$—	$—	$(46)	$773
U.S. government sponsored entities	996	—	3	(70)	929
Corporate debt	31,820	—	139	(1,025)	30,934
Asset-backed securities (“ABS”) and other	18,731	—	114	(334)	18,511
	$52,366	$—	$256	$(1,475)	$51,147

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

	December 31, 2023
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$91,951	$—	$60	$(171)	$91,840
Corporate debt	77,067	—	14	(40)	77,041
	$169,018	$—	$74	$(211)	$168,881
Long-term investments:
U.S. treasuries	$10,097	$—	$—	$(245)	$9,852
U.S. government sponsored entities	1,069	—	29	(58)	1,040
Corporate debt	45,990	—	244	(1,669)	44,565
ABS and other	12,382	—	72	(452)	12,002
	$69,538	$—	$345	$(2,424)	$67,459
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$—	$—	$10,050	$(64)	$10,050	$(64)
U.S. government sponsored entities	—	—	432	(70)	432	(70)
Corporate debt	15,654	(46)	25,520	(1,036)	41,174	(1,082)
ABS and other	6,393	(70)	4,333	(264)	10,726	(334)
	$22,047	$(116)	$40,335	$(1,434)	$62,382	$(1,550)

	December 31, 2023
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$9,982	$(1)	$20,610	$(415)	$30,592	$(416)
U.S. government sponsored entities	—	—	488	(58)	488	(58)
Corporate debt	45,251	(59)	30,423	(1,650)	75,674	(1,709)
ABS and other	1,701	(15)	5,988	(437)	7,689	(452)
	$56,934	$(75)	$57,509	$(2,560)	$114,443	$(2,635)

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
(1)The fair value excludes accrued interest receivable.
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Gross realized gains (1)	$—	$—	$113
Gross realized losses (1)	$—	$(190)	$(27)
(1)Recorded in other income, net in the consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of December 31, 2024, the portfolio had a weighted average credit rating of A+ and a weighted term to contractual maturity of 2.3 years. As of December 31, 2024 the Company had 152 securities in the portfolio representing an unrealized aggregate loss of $1.6 million, or 1% of amortized cost, and a weighted average credit rating of A+.
As of December 31, 2024, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$189,667	$189,667	$169,018	$168,881
Due after one year through five years	26,315	25,944	48,241	47,200
Due after five years through ten years	11,246	10,716	12,950	12,279
Due after ten years	14,805	14,487	8,347	7,980
	$242,033	$240,814	$238,556	$236,340
Weighted average contractual maturity		2.3 years		1.9 years
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
payments are made to settle any contingent and deferred consideration. The goodwill resulting from acquisitions is allocated to the Company’s one reporting unit.
Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,597	$—	$37,597	$38,046	$—	$38,046
Intangible assets (1)	19,123	(13,199)	5,924	31,022	(17,885)	13,137
	$56,720	$(13,199)	$43,521	$69,068	$(17,885)	$51,183
(1)Total weighted remaining average amortization period was 3.5 years and 3.8 years as of December 31, 2024 and 2023, respectively. Intangible assets principally include non-compete agreements and customer relationships.
The Company recorded amortization expense for intangible assets of $7.2 million for the year ended December 31, 2024 and $4.7 million for the years ended December 31, 2023 and 2022. The amortization expense of $7.2 million for the year ended December 31, 2024 includes an accelerated amortization of $1.2 million and an impairment of $2.2 million of certain intangible assets resulting from changes in estimates.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023
Beginning balance	$38,046	$37,914
Impact of foreign currency translation	(449)	132
Ending balance	$37,597	$38,046
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

Years Ended December 31,
2025	$2,113
2026	1,387
2027	1,214
2028	1,210
$5,924
As of December 31, 2024, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows related to a prior acquisition was lower than the carrying amount of the intangible assets. We determined the fair value to be nominal based on a discounted cash flow over the remaining useful life, resulting in an impairment of the related intangible assets of $2.2 million. The Company concluded that there was no impairment of goodwill during the year ended December 31, 2024 and no impairment of goodwill and intangible assets during the year ended December 31, 2023.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
7.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans as of December 31, 2024 and 2023 was $1.2 million and $0.7 million, respectively.
Other Assets
Other assets consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2024	2023	2024	2023
Security deposits	$—	$—	$1,300	$1,491
Employee notes receivable	28	37	88	26
Securities, held-to-maturity(1)	—	9,500	9,500	—
Loan performance fee receivable	3,310	1,725	12,529	7,885
Investments in convertible notes(2)	6,347	—	—	5,081
Other(3)	5,858	4,941	209	489
	$15,543	$16,203	$23,626	$14,972
(1)In connection with the Strategic Alliance with MTRCC, the Company held a $9.5 million Mandatorily Redeemable Fixed-Rate Cumulative Preferred Stock investment in MTRCC classified as held-to-maturity, which was scheduled to be redeemed on September 1, 2024. In anticipation of the redemptions, the Company purchased, and net settled, $9.5 million of Mandatorily Redeemable Fixed-Rate Cumulative Preferred Stock of MTRCC on August 26, 2024. The new securities are classified as held-to-maturity, are expected to mature on August 26, 2027 and the preferred dividend is based on the one-year treasury rate.
(2)The Company purchased convertible notes with principal balances aggregating $5.0 million during the fourth quarter 2023 in connection with strategic alliances with companies in the real estate sector. The convertible notes accrue interest at rates between 6% and 10%, are convertible into equity for premiums and mature in a weighted average 0.7 years subject to extension at the option of the holders. The Company has elected to account for its investments in convertible notes under the fair value option; see Note 9 - "Fair Value Measurements" for additional information.
(3)Other primarily includes customer trust accounts and prepaid lease costs.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2024	2023	2024	2023
SARs liability (1)	$2,603	$2,480	$9,518	$11,418
Commissions payable to investment sales and financing professionals	63,952	52,689	15,608	28,198
Deferred compensation liability (1)	173	201	8,131	8,155
Other	469	399	—	—
	$67,197	$55,769	$33,257	$47,771
(1)The SARs and deferred compensation liabilities become subject to payout at the time the participant is no longer considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to participants within the next twelve months have been classified as current.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2024, 2023 and 2022 were 5.95%, 5.79% and 3.63%, respectively. MMI recorded interest expense related to this liability of $681,000, $761,000 and $542,000 for the years ended December 31, 2024, 2023 and 2022, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. The Company made payments of $2.5 million and $2.3 million during the years ended December 31, 2024 and 2023, respectively, consisting of principal and accumulated interest.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to fifteen-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the years ended December 31, 2024 and 2023, the Company made total payments to participants of $2.0 million and $0.5 million respectively.
The assets held in the rabbi trust are carried at the cash surrender value of the variable life insurance policies, which represents its fair value. The net change in the carrying value of the assets held in the rabbi trust and the net change in the

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
carrying value of the deferred compensation liability, each exclusive of additional contributions, distributions and trust expenses, consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Increase (decrease) in the carrying value of the assets held in the rabbi trust (1)	$1,561	$1,526	$(1,743)
(Increase) decrease in the net carrying value of the deferred compensation obligation (2)	$(1,400)	$(1,439)	$1,743
(1)Recorded in other income, net in the consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the consolidated statements of operations.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2024	2023	2024	2023
Deferred consideration	$411	$1,178	$—	$393
Contingent consideration	4,614	819	117	4,663
Dividends payable	942	802	1,559	1,680
Loan guarantee obligation	1,426	725	5,238	3,194
Other	683	395	93	760
	$8,076	$3,919	$7,007	$10,690
8.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. In addition, the Company charges MMC for certain shared licensing arrangements. Under the TSA, the Company earned net charge-backs during the years ended December 31, 2024, 2023, and 2022 of $59,000, $77,000, and $64,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the years ended December 31, 2024, 2023, and 2022, the Company earned real estate brokerage commissions and financing fees of $1.9 million, $1.1 million, and $3.6 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $1.2 million, $0.7 million, and $2.4 million respectively, related to this revenue.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $1.2 million for each of the years ended December 31, 2024 and 2023 and $1.3 million for the year ended December 31, 2022, respectively. Operating lease cost is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The related

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
operating lease ROU asset, net and operating lease liability as of December 31, 2024 were $7.0 million and $7.6 million, respectively, and as of December 31, 2023 were $7.8 million and $8.3 million, respectively.
Amounts due to MMC
As of December 31, 2024 and 2023, the Company recorded a payable of $1,000 and $10,000 with MMC, respectively. These amounts are included in accounts receivable and accounts payable, in the accompanying consolidated balance sheets.
Other
The Company makes advances to non-executive employees from time-to-time. At December 31, 2024 and 2023, the aggregate principal amount for employee notes receivable was $116,000 and $63,000, respectively, which is included in other assets and in the accompanying consolidated balance sheets. See Note 7 – "Selected Balance Sheet Data".
As of December 31, 2024, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 39% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
9.    Fair Value Measurements
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	December 31, 2024				December 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$12,191	$—	$12,191	$—	$10,838	$—	$10,838	$—
Convertible notes	$6,347	$—	$—	$6,347	$5,081	$—	$—	$5,081
Cash equivalents (1):
Commercial paper	$—	$—	$—	$—	$27,998	$—	$27,998	$—
Money market funds	90,737	90,737	—	—	68,364	68,364	—	—
	$90,737	$90,737	$—	$—	$96,362	$68,364	$27,998	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$29,517	$29,517	$—	$—	$91,840	$91,840	$—	$—
Corporate debt	160,150	—	160,150	—	77,041	—	77,041	—
ABS and other	—	—	—	—	—	—	—	—
	$189,667	$29,517	$160,150	$—	$168,881	$91,840	$77,041	$—

Long-term investments:
U.S. treasuries	$773	$773	$—	$—	$9,852	$9,852	$—	$—
U.S. government sponsored entities	929	—	929	—	1,040	—	1,040	—
Corporate debt	30,934	—	30,934	—	44,565	—	44,565	—
ABS and other	18,511	—	18,511	—	12,002	—	12,002	—
	$51,147	$773	$50,374	$—	$67,459	$9,852	$57,607	$—

Liabilities:
Contingent consideration	$4,731	$—	$—	$4,731	$5,482	$—	$—	$5,482
Deferred consideration	$411	$—	$411	$—	$1,571	$—	$1,571	$—
Deferred compensation liability	$8,304	$8,304	$—	$—	$8,356	$8,356	$—	$—
(1)Included in cash, cash equivalents, and restricted cash on the accompanying consolidated balance sheets.
There were no transfers in or out of Level 3 during the years ended December 31, 2024 and 2023.
Contingent and Deferred Consideration
During the year ended December 31, 2024, the Company considered current interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of December 31, 2024 and December 31, 2023, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $12.0 million and $14.7 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next one to two-year period. Changes in fair value are included in selling, general and administrative expense in the consolidated statements of operations.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Twelve Months Ended December 31,
	2024	2023
Beginning balance	$5,482	$7,067
Change in fair value of contingent consideration(1)	43	(16)
Payments of contingent consideration	(794)	(1,569)
Ending balance	$4,731	$5,482
(1)Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at December 31, 2024	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$4,731	Discounted cash flow	Expected life of cash flows	0.3-2.8 years	(0.4 years)
			Discount rate	4.8%-6.1%	(5.9%)
			Probability of achievement	0.0%-100.0%	(98.2%)

	Fair Value at December 31, 2023	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$5,482	Discounted cash flow	Expected life of cash flows	0.8-3.8 years	(1.4 years)
			Discount rate	5.3%-6.4%	(6.1%)
			Probability of achievement	11.1%-100.0%	(96.5%)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
Convertible Notes
The fair value of the convertible notes considered (i) the contractual maturity which may be extended at the option of the holders, (ii) a weighted average premium at settlement of 120% upon a subsequent financing, equity financing or a change in control, and (iii) a weighted average discount rate of 14.4%. During the year ended December 31, 2024, the fair value of the convertible notes increased by approximately $1.3 million primarily due to the reduction in the estimated time to the settlement from a weighed average of 1.7 years to 0.8 years.
10.    Stockholders’ Equity
Common Stock
As of December 31, 2024 and December 31, 2023, there were 38,856,790 and 38,412,484 shares of common stock, $0.0001 par value, issued and outstanding, which included unvested restricted stock awards (“RSAs”) issued to non-employee directors, respectively. See Note 14 – “(Loss) Earnings per Share” for additional information.
On February 8, 2024, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of April 5, 2024, to stockholders of record at the close of business on March 12, 2024. On August 1, 2024, the Board of Directors declared a second semi-annual regular dividend of $0.25 per share, with a payment date of October 4, 2024, to stockholders of record at the close of business on September 16, 2024. The total dividends declared by the Company during the year ended December 31, 2024 were $20.3 million.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
As of December 31, 2024, the dividend payable related to unvested stock awards remaining to be paid upon vesting of stock awards was $2.5 million The dividend payable is recorded in other liabilities in the consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2024 and December 31, 2023, there were no preferred shares issued or outstanding.
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
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program (the “Repurchase Program”) of up to $70 million. On May 2, 2023, the Company's Board of Directors authorized an additional $70 million to repurchase common stock under the Repurchase Program. During the year ended December 31, 2024, the Company repurchased and retired 16,900 shares of common stock for $0.6 million, at an average cost of $32.77 per share. During the year ended December 31, 2023, the Company repurchased and retired 1,260,251 shares of common stock for $38.9 million, at an average cost of $30.85 per share. As of December 31, 2024, $71.0 million remained authorized for repurchases under the Repurchase Program.
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
Grants are made from time to time by the Compensation Committee at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a Director Compensation Policy. The Compensation Committee, at its discretion, may credit dividend equivalents to certain unvested awards as provided in the Amended Plan. Any dividend equivalents credited to unvested awards are paid to the participant at the time the related grants vest. As of December 31, 2024, there were 2,829,238 shares available for future grants under the Amended Plan.
Awards Granted and Settled
Under the Amended Plan, the Company has issued RSAs to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest over a one-year period from the date of grant, subject to service requirements. RSUs generally vest in equal annual installments over a five-year period from the date of grant or earlier as approved by the Compensation Committee. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are forfeited upon termination as a service provider. As of December 31, 2024, there were no issued or outstanding options, SARs, performance units or performance share awards under the Amended Plan.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
During the year ended December 31, 2024, 574,598 shares of RSUs and RSAs vested, with 168,681 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the Amended Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the Amended Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2021⁽¹⁾	980,936	$36.32
Granted	1,094,507	$45.41
Vested	(306,276)	$35.49
Forfeited/canceled	(27,706)	$39.11
Nonvested shares at December 31, 2022⁽¹⁾	1,741,461	$42.14
Granted	734,388	$35.20
Vested	(465,480)	$40.87
Forfeited/canceled	(10,624)	$40.96
Nonvested shares at December 31, 2023⁽¹⁾	1,999,745	$39.90
Granted(2)	607,597	$36.04
Vested	(574,598)	$39.37
Forfeited/canceled(3)	(46,737)	$39.73
Nonvested shares at December 31, 2024⁽¹⁾	1,986,007	$38.74
(1)Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)On May 2, 2024, stockholders of the Company approved the Amended Plan. On that same date, previously approved RSU awards covering 547,424 shares were granted when the Amended Plan became effective.
(3)Forfeited/canceled shares resulted in $22,000 of dividend equivalents forfeited in 2024.
As of December 31, 2024, the Company had unrecognized stock-based compensation relating to RSUs and RSAs of approximately $57.7 million, which is expected to be recognized over a weighted-average period of 3.01 years.
The aggregate fair value of RSUs and RSAs that vested were $20.2 million, $15.1 million and $13.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
ESPP”). The Amended ESPP was approved by the stockholders of the Company at the 2024 Annual Meeting of Stockholders.
The ESPP initially had 366,667 shares of common stock reserved, and 80,532 shares of common stock remain available for issuance as of December 31, 2024. As of December 31, 2024, total unrecognized compensation cost related to the Amended ESPP was $87,000 and is expected to be recognized over a weighted average period of 0.36 years.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the consolidated statements of operations and consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
ESPP	$226	$146	$150
RSUs and RSAs	23,566	24,000	17,162
	$23,792	$24,146	$17,312
12.    Income Taxes
The components of income from continuing operations before (benefit) provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
United States	$(14,396)	$(39,708)	$143,815
Foreign	1,368	(693)	(1,786)
	$(13,028)	$(40,401)	$142,029
The (benefit) provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Federal:
Current	$138	$(220)	$34,968
Deferred	(84)	(5,342)	(4,973)
	54	(5,562)	29,995
State:
Current	595	277	8,857
Deferred	(1,331)	(1,087)	(1,100)
	(736)	(810)	7,757
Foreign:
Current	—	—	—
Deferred	16	6	52
	16	6	52
	$(666)	$(6,366)	$37,804

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets, net consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred Tax Assets:
Accrued expenses and bonuses	$3,984	$3,201
Advances and loans and other reserves	16,611	12,612
Deferred compensation and commissions	12,088	17,764
Operating lease liabilities	22,834	23,359
Stock-based compensation	7,682	7,106
Net operating and capital loss carryforwards	11,341	13,664
Other comprehensive income	306	580
Amortizable intangibles and other	4,526	2,687
Deferred tax assets before valuation allowance	79,372	80,973
Valuation allowance	(4,959)	(5,296)
Deferred Tax Assets	74,413	75,677
Deferred Tax Liabilities:
Property and equipment	(2,744)	(4,366)
Operating lease ROU assets, net	(19,236)	(20,781)
Prepaid expenses	(895)	(841)
State taxes	(1,535)	(1,385)
Goodwill and other	(1,923)	(1,374)
Deferred Tax Liabilities	(26,333)	(28,747)
Deferred Tax Assets, Net	$48,080	$46,930
As of December 31, 2024, the Company had $31.4 million ($6.6 million tax effected) of net operating loss carryforwards, which are available to reduce future federal income taxes, and have no expiration date. Under the Coronavirus Aid Relief and Economic Security Act (CARES Act) and Tax Cuts and Jobs Act (2017 Tax Act), federal net operating losses incurred after December 31,2017 carried forward indefinitely and can offset up to 80% of future taxable income for tax years after December 31, 2020. State net operating loss carryforwards of $27.0 million ($1.8 million tax effected) are also available to reduce future state income taxes and will expire between 2034 and 2044. As of December 31, 2024, the Company had Canadian net operating loss carryforwards of approximately $8.6 million ($2.9 million tax effected), principally all of which will begin to expire in 2035.
A valuation allowance is required when it is more-likely-than not that all or a portion of a deferred tax asset will not be realized. Realization of a deferred tax asset is dependent upon taxable income in prior carryback years as appropriate, depending on jurisdiction, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. The Company determined that as of December 31, 2024 and 2023, $5.0 million and $5.3 million, respectively, of the deferred tax assets related to Canadian losses do not satisfy the recognition criteria. The Company has therefore recorded a valuation allowance for this amount. The valuation allowance for deferred tax assets decreased by $337,000 during 2024 and increased by $361,000 and $337,000 during 2023 and 2022, respectively. The changes are primarily related to the Company’s Canadian operations.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The (benefit) provision for income taxes differs from the amount computed by applying the U.S. federal statutory rate to income before provision for income taxes and consisted of the following (dollars in thousands):

	Years Ended December 31,
	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax (benefit) expense at the federal statutory rate	$(2,736)	21.0%	$(8,484)	21.0%	$29,826	21.0%
State income tax (benefit) expense, net of federal benefit	(582)	4.5%	(602)	1.5%	6,127	4.3%
Shortfall (windfall) tax benefits, net related to stock-based compensation	1,014	(7.8)%	1,260	(3.1)%	(2,714)	(1.9)%
Change in valuation allowance	(337)	2.6%	388	(0.9)%	337	0.2%
Permanent and other items (1)	1,975	(15.2)%	1,072	(2.7)%	4,228	3.0%
(Benefit) provision for income taxes	$(666)	5.1%	$(6,366)	15.8%	$37,804	26.6%
(1)Permanent items relate principally to compensation charges (6.8% – 2024), meals and entertainment (5.5% – 2024), qualified transportation fringe benefits, and other items.
There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024, and 2023. At the beginning of the year ended December 31, 2022, the Company had $304,000 of unrecognized tax benefits, which was decreased by $304,000, as a result of positions taken in prior periods.
The Company is subject to tax in various jurisdictions and, as a matter of ordinary course, the Company may be subject to income tax examinations by the federal, state and foreign taxing authorities for the tax years 2020 to 2024. The Company is not currently under income tax examination by any taxing authority, and the income tax examination by the state of Illinois was closed without any assessment.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as this subsidiary is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.
13.    Retirement Plans
The Company has a defined contribution plan (the “Marcus & Millichap, Inc. 401(k) Plan”) under Section 401(k) of the Internal Revenue Code for all eligible employees who have completed one month of service. The contribution plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Participants may contribute up to 100% of their annual eligible compensation, subject to Internal Revenue Service limitations and ERISA. The Company matches employees' contributions each pay period, dollar for dollar, up to an annual maximum of $4,000 ("Company Match"). Employees become vested in Company Match contributions 33% upon completion of one year of service, 66% upon completion of two years of service and 100% upon completion of three years of service. Company Match contributions aggregated $2.1 million, $1.1 million and $2.0 million for the years ended December 31, 2024, 2023, and 2022, respectively, which is included in selling, general and administrative expense in the consolidated statements of operations.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
14.    (Loss) Earnings per Share
Basic and diluted (loss) earnings per share for the years ended December 31, 2024, 2023 and 2022, respectively consisted of the following (in thousands, except per share data):

	Years Ended December 31,
	2024	2023	2022
Numerator (Basic and Diluted):
Net (loss) income	$(12,362)	$(34,035)	$104,225
Change in value for stock settled consideration(1)	31	65	(37)
Adjusted net (loss) income	$(12,331)	$(33,970)	$104,188

Denominator:
Basic
Weighted average common shares issued and outstanding	38,695	38,674	39,751
Deduct: Unvested RSAs (2)	(17)	(15)	(12)
Add: Fully vested DSUs (3)	—	—	154
Weighted average common shares outstanding	38,678	38,659	39,893

Basic (loss) earnings per common share	$(0.32)	$(0.88)	$2.61
Diluted
Weighted average common shares outstanding from above	38,678	38,659	39,893
Add: Dilutive effect of RSUs, RSAs & ESPP(4)	—	0	207
Add: Contingently issuable shares(1)(4)	—	0	86
Weighted average common shares outstanding	38,678	38,659	40,186
Diluted (loss) earnings per common share	$(0.32)	$(0.88)	$2.59
Antidilutive shares excluded from diluted earnings per common share(5)	962	1,593	1,084
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
(4)Shares related to the Company's RSUs, RSAs, ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for the year ended December 31, 2024 because inclusion of such shares would be antidilutive in a period of loss.
(5)Primarily pertaining to RSU grants to the Company’s employees and independent contractors.
15.    Segment Information
The Company's single reportable segment, the commercial real estate services segment, derives revenues from customers by providing investment sales and financing services to investors in commercial real estate. The accounting policies of the commercial real estate services segment are described in Note 2 – “Accounting Policies and Recent Accounting Pronouncements”. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM assesses performance for the commercial real estate services segment and decides how to allocate resources based on net (loss) income that also is reported on the consolidated statements of operations as net (loss) income.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The following table presents selected financial information with respect to the Company’s single reportable segment for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenue:
Real estate brokerage commissions	$589,695	$559,752	$1,170,310
Financing fees	84,512	66,898	112,978
Other revenue	21,853	19,277	18,422
Total revenue	696,060	645,927	1,301,710
Less:
Cost of services	431,471	406,645	850,894
Sales and production support	186,354	191,892	203,393
Facility expenses	38,375	38,804	35,494
Depreciation and amortization	16,589	13,627	13,406
Other segment items(1)	56,180	54,327	61,122
Interest expense	812	888	708
Other income	(20,693)	(19,855)	(5,336)
Income tax (benefit) expense	(666)	(6,366)	37,804
Total net expenses	708,422	679,962	1,197,485
Segment net (loss) income	(12,362)	(34,035)	104,225
Adjustments and reconciling items	—	—	—
Consolidated net (loss) income	$(12,362)	$(34,035)	$104,225

Other specified segment disclosures:
Interest income(2)	$18,982	$18,185	$7,857
Interest expense	$812	$888	$708
Other significant noncash items:
Stock-based compensation(3)	$23,792	$24,146	$17,312
(1)Other segment items includes: costs related to sales events, licenses and subscriptions, promotion and marketing, recruitment and training, information technology, telecommunications, consulting and professional fees, legal expenses, insurance costs, and other general and administrative expenses.
(2)Interest income is included within the other income caption.
(3)Stock-based compensation is included within the sales & production support caption.
16.    Commitments and Contingencies
Credit Agreement
On September 25, 2023, the Company executed the First Amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), which provides for a $10 million line of credit and a maturity date of June 1, 2024. On May 30, 2024, the Company executed the Second Amendment to the Second Amended Restated Credit Agreement which extended the maturity date to June 1, 2025 (the “Credit Facility”).
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Facility are available for general corporate purposes and working capital. The Credit Facility includes a $3.0 million sublimit for the issuance of standby letters of credit of which $1.05 million was utilized at December 31, 2024. Borrowings under the Credit Facility will bear interest at the Daily Simple SOFR rate plus a spread of 175 basis points. In connection with the

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
amendments to the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.5% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fees are included in interest expense in the accompanying consolidated statements of operations and were $131,000, $128,000, and $167,000 during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial covenants, financial reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain total liquidity including cash and cash equivalents and marketable securities, held for sale of $100 million and an average daily cash balance of $35 million with the Bank, on a combined basis with all the guarantors, calculated as of the end of the month. In addition, the Credit Facility requires that $10 million of the minimum daily average cash deposits be held in a blocked account at the Bank, as cash collateral. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of December 31, 2024, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS Agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of December 31, 2024, the Company has agreed to a maximum aggregate guarantee obligation of $296.3 million relating to loans with an unpaid balance of $1,831.8 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. During 2024, the Company enhanced its modeling capabilities which resulted in a change in estimate of its loan loss obligation to $174,000 as of December 31, 2024, compared to $851,000 as of December 31, 2023. As of December 31, 2024 and December 31, 2023, the Company pledged $678,000 and $283,000, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of December 31, 2024 aggregated $16.8 million, of which $6.0 million has been paid subsequent to year end.
17.    Subsequent Events
On February 7, 2025, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or $9.8 million, payable on April 4, 2025, to stockholders of record at the close of business on March 12, 2025.
Subsequent to December 31, 2024, the Company repurchased an additional $12,538 shares of common stock for $0.4 million pursuant to the stock repurchase program.