Form 10-Q
period 2025-03-31
Marcus & Millichap, Inc.
filed 2025-05-07
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of May 2, 2025 was 38,976,875 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash, cash equivalents, and restricted cash (restricted cash of $10,675 and $10,678 at March 31, 2025 and December 31, 2024, respectively)	$149,704	$153,445
Commissions receivable	13,468	18,804
Prepaid expenses	7,422	9,311
Income tax receivable	6,050	6,030
Marketable debt securities, available-for-sale (amortized cost of $119,432 and $189,667 at March 31, 2025 and December 31, 2024, respectively, and $0 allowance for credit losses)	119,381	189,667
Advances and loans, net	15,515	17,519
Other assets, current	13,563	15,543
Total current assets	325,103	410,319
Property and equipment, net	24,864	26,139
Operating lease right-of-use assets, net	80,712	81,120
Marketable debt securities, available-for-sale (amortized cost of $61,827 and $52,366 at March 31, 2025 and December 31, 2024, respectively, and $0 allowance for credit losses)	61,113	51,147
Assets held in rabbi trust	11,995	12,191
Deferred tax assets, net	57,468	48,080
Goodwill and other intangible assets, net	42,966	43,521
Advances and loans, net	173,933	173,657
Other assets, non-current	23,870	23,626
Total assets	$802,024	$869,800
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,573	$13,737
Deferred compensation and commissions	29,523	67,197
Operating lease liabilities	18,789	18,522
Accrued bonuses and other employee related expenses	10,774	25,485
Other liabilities, current	17,588	8,076
Total current liabilities	86,247	133,017
Deferred compensation and commissions	26,160	33,257
Operating lease liabilities	65,152	65,701
Other liabilities, non-current	6,912	7,007
Total liabilities	184,471	238,982
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,138,040 and 38,856,790 at March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	174,799	173,340
Retained earnings	443,830	458,907
Accumulated other comprehensive loss	(1,080)	(1,433)
Total stockholders’ equity	617,553	630,818
Total liabilities and stockholders’ equity	$802,024	$869,800
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Real estate brokerage commissions	$123,622	$109,475
Financing fees	18,130	14,427
Other revenue	3,286	5,202
Total revenue	145,038	129,104
Operating expenses:
Cost of services	88,348	76,868
Selling, general and administrative	71,552	68,916
Depreciation and amortization	2,849	3,422
Total operating expenses	162,749	149,206
Operating loss	(17,711)	(20,102)
Other income, net	3,979	5,568
Interest expense	(187)	(199)
Loss before benefit for income taxes	(13,919)	(14,733)
Benefit for income taxes	(9,497)	(4,746)
Net loss	$(4,422)	$(9,987)

Net loss per share:
Basic	$(0.11)	$(0.26)
Diluted	$(0.11)	$(0.26)
Weighted average common shares outstanding:
Basic	38,930	38,447
Diluted	38,930	38,447
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(4,422)	$(9,987)
Other comprehensive income (loss):
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	349	(159)
Reclassification adjustment for net gains and losses included in other income, net	(6)	—
Net change, net of tax of $110 and $(49) for the three months ended March 31, 2025 and 2024, respectively	343	(159)
Foreign currency translation gain (loss), net of tax of $0 for each of the three months ended March 31, 2025 and 2024, respectively	10	(349)
Total other comprehensive income (loss)	353	(508)
Comprehensive loss	$(4,069)	$(10,495)
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	38,856,790	$4	$173,340	$458,907	$(1,433)	$630,818
Net and comprehensive (loss) income	—	—	—	—	—	(4,422)	353	(4,069)
Dividends	—	—	—	—	—	(10,230)	—	(10,230)
Stock-based award activity
Stock-based compensation	—	—	—	—	6,179	—	—	6,179
Issuance of common stock for vesting of restricted stock units	—	—	426,884	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(133,096)	—	(4,720)	—	—	(4,720)
Repurchases of common stock	—	—	(12,538)	—	—	(425)	—	(425)
Balance as of March 31, 2025	—	$—	39,138,040	$4	$174,799	$443,830	$(1,080)	$617,553

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	38,412,484	$4	$153,740	$492,298	$(768)	$645,274
Net and comprehensive loss	—	—	—	—	—	(9,987)	(508)	(10,495)
Dividends	—	—	—	—	—	(10,087)	—	(10,087)
Stock-based award activity
Stock-based compensation	—	—	—	—	5,795	—	—	5,795
Issuance of common stock for vesting of restricted stock units	—	—	366,559	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(128,540)	—	(4,378)	—	—	(4,378)
Repurchases of common stock	—	—	(16,900)	—	—	(554)	—	(554)
Balance as of March 31, 2024	—	$—	38,633,603	$4	$155,157	$471,670	$(1,276)	$625,555
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(4,422)	$(9,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,849	3,422
Non-cash lease expense	5,416	5,649
Credit loss expense	44	134
Stock-based compensation	6,179	5,795
Deferred taxes, net	(9,498)	(4,746)
Unrealized foreign exchange losses	1	18
Net realized losses on marketable debt securities, available-for-sale	(8)	—
Other non-cash items	2,238	(710)
Changes in operating assets and liabilities:
Commissions receivable	5,342	2,192
Prepaid expenses	1,888	1,267
Advances and loans	1,687	(4,304)
Other assets	1,627	(864)
Accounts payable and accrued expenses	(3,884)	1,098
Income tax receivable	(20)	(162)
Accrued bonuses and other employee related expenses	(14,703)	(11,840)
Deferred compensation and commissions	(42,316)	(34,159)
Operating lease liabilities	(5,145)	(4,934)
Other liabilities	(116)	1,110
Net cash used in operating activities	(52,841)	(51,021)
Cash flows from investing activities
Purchases of marketable debt securities, available-for-sale	(61,265)	(66,045)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	119,924	47,083
Purchase of property and equipment	(1,491)	(2,639)
Net cash provided by (used in) investing activities	57,168	(21,601)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(4,720)	(4,378)
Dividends paid	(697)	(592)
Principal payments on stock appreciation rights liability	(2,230)	(1,976)
Cash paid for stock repurchases	(425)	(554)
Net cash used in financing activities	(8,072)	(7,500)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	4	(75)
Net decrease in cash, cash equivalents, and restricted cash	(3,741)	(80,197)
Cash, cash equivalents, and restricted cash at beginning of period	153,445	170,753
Cash, cash equivalents, and restricted cash at end of period	$149,704	$90,556
Supplemental cash flow disclosures:
Interest paid during the period	$385	$492
Income taxes paid, net	$21	$162
Supplemental disclosures of non-cash investing and financing activities:
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$6	$13
Unpaid purchases of property and equipment	$269	$437
Right-of-use assets obtained in exchange for operating lease liabilities	$4,976	$8,541
Dividend payable	$10,230	$10,088
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Description of Business, Basis of Presentation and Recent Accounting Pronouncements
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. As of March 31, 2025, MMI operates over 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
Reorganization and Initial Public Offering
MMI was formed in June 2013 in preparation for the spin-off of Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), the real estate investment services business of Marcus & Millichap Company ("MMC"). Our initial public offering (“IPO”) was completed in November 2013. In connection with our IPO the shareholders of MMREIS contributed their shares of MMREIS to MMI in exchange for common stock of MMI.
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed on February 27, 2025 with the SEC. The results of the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for other interim periods or for future years.
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
In September 2021, the Company entered into a strategic alliance (“Strategic Alliance”) with M&T Realty Capital Corporation (“MTRCC”) pursuant to which the Company provides loan opportunities that may be funded through MTRCC’s Delegated Underwriting and Servicing Agreement (“DUS Agreement”) with the Federal National Mortgage Association (“Fannie Mae”) that requires MTRCC to guarantee a portion of each loan funded. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC through the DUS Agreement. The Company manages and limits the concentration of risk related to the guarantees assumed by monitoring the underlying property type, geographic location, credit of the borrowers, underlying debt service coverage, and loan to value ratios.
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three months ended March 31, 2025 and 2024, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due for brokerage and financing transactions are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three months ended March 31, 2025 and 2024, the Company’s Canadian operations represented 4.6% and 4.4% of total revenue, respectively.
During the three months ended March 31, 2025 and 2024, no office represented 10% or more of total revenue.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Guarantee Obligations - For certain loans originated through the Strategic Alliance with MTRCC, the Company may agree, at its option, to indemnify MTRCC for a portion of MTRCC’s obligations for loans sold to the Federal National Mortgage Association (“Fannie Mae”). For these loans, the Company allocates a portion of the transaction price and records a loan guarantee obligation based on its fair value. Revenue for this stand-ready obligation is recorded on a straight-line basis over the term of the estimated guarantee period and is recorded in financing fees in the condensed consolidated statements of operations. The guarantee obligation is capped at 16.7% of any unpaid principal balance in excess of the value of the collateral securing such loan. For these loans, the Company is required to pledge cash in a restricted bank account in support of the guarantee obligation. The Company records an allowance for estimated losses related to the loans subject to the guarantee considering the risk characteristics of the loan, the loan's risk rating, historical loss experience, potential adverse situations affecting individual loans and other forecasted information as appropriate.
Other Revenue
Other revenue includes fees generated from consulting and advisory services, leasing, as well as fees from other ancillary services, and such fees are recognized when services are provided, or upon closing of the transaction or when the Company has no further performance obligations.
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
The Company has issued performance share units ("PSUs"), which are subject to a three-year cliff-vesting period, based on achievement of pre-determined performance targets. At the end of each reporting period, we evaluate the probability that the PSUs will vest. Compensation expense related to PSUs is recognized over the three-year performance period, based on the grant-date fair value and the probability that the pre-determined performance targets will be achieved. The Company accounts for forfeitures as they occur.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Codification and will not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to require disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), which removes references to various FASB Concepts Statements in the guidance to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2024-02 to have a material impact on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance is intended to provide investors enhanced disclosures and requires public entities to disaggregate key expense types. The update is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. While the adoption is not expected to have an impact on our consolidated financial statements, it is expected to result in incremental disclosures within the footnotes to our consolidated financial statements.
2.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer software and hardware equipment	$53,144	$52,208
Furniture, fixtures and equipment	25,007	24,938
Less: accumulated depreciation and amortization	(53,287)	(51,007)
	$24,864	$26,139
Depreciation expense for property and equipment was $2.3 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive income (loss) and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$26,298	$—	$3	$—	$26,301
Corporate debt	93,134	—	16	(70)	93,080
	$119,432	$—	$19	$(70)	$119,381
Long-term investments:
U.S. treasuries	$825	$—	$—	$(32)	$793
U.S. government sponsored entities	979	—	11	(58)	932
Corporate debt	27,685	—	198	(738)	27,145
Asset-backed securities (“ABS”) and other	32,338	—	187	(282)	32,243
	$61,827	$—	$396	$(1,110)	$61,113

	December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$29,515	$—	$20	$(18)	$29,517
Corporate debt	160,152	—	55	(57)	160,150
	$189,667	$—	$75	$(75)	$189,667
Long-term investments:
U.S. treasuries	$819	$—	$—	$(46)	$773
U.S. government sponsored entities	996	—	3	(70)	929
Corporate debt	31,820	—	139	(1,025)	30,934
ABS and other	18,731	—	114	(334)	18,511
	$52,366	$—	$256	$(1,475)	$51,147
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	March 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$5,961	$—	$778	$(32)	$6,739	$(32)
U.S. government sponsored entities	—	—	434	(58)	434	(58)
Corporate debt	56,346	(21)	22,510	(787)	78,856	(808)
ABS and other	8,076	(50)	3,783	(232)	11,859	(282)
	$70,383	$(71)	$27,505	$(1,109)	$97,888	$(1,180)

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
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Gross realized gains (1)	$8	$—
Gross realized losses (1)	$—	$—
(1)Recorded in other income, net in the condensed consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of March 31, 2025, the portfolio had a weighted average credit rating of A+ and a weighted term to contractual maturity of 4.7 years. As of March 31, 2025, the Company had 138 securities in the portfolio representing an unrealized aggregate loss of $1.2 million, or 1% of amortized cost, and a weighted average credit rating of A+.
As of March 31, 2025, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$119,432	$119,381	$189,667	$189,667
Due after one year through five years	24,925	24,724	26,315	25,944
Due after five years through ten years	11,053	10,744	11,246	10,716
Due after ten years	25,849	25,645	14,805	14,487
	$181,259	$180,494	$242,033	$240,814
Weighted average contractual maturity		4.7 years		2.3 years
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,599	$—	$37,599	$37,597	$—	$37,597
Intangible assets (1)	19,125	(13,758)	5,367	19,123	(13,199)	5,924
	$56,724	$(13,758)	$42,966	$56,720	$(13,199)	$43,521
(1)Total weighted remaining average amortization period was 3.3 years and 3.5 years as of March 31, 2025 and December 31, 2024, respectively. Intangible assets principally include non-compete agreements and customer relationships.
The Company recorded amortization expense for intangible assets of $0.6 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Three Months Ended March 31, 2025
Beginning balance	$37,597
Additions from acquisitions	—
Impact of foreign currency translation	2
Ending balance	$37,599

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

March 31, 2025
Remainder of 2025	$1,556
2026	1,387
2027	1,214
2028	1,210
2029	—
Thereafter	—
$5,367
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
As of March 31, 2025, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of March 31, 2025, there was no impairment of its intangible assets or goodwill.
5.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans was $1.2 million as of each of March 31, 2025 and December 31, 2024.
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Security deposits	$—	$—	$1,286	$1,300
Employee notes receivable	101	28	9	88
Securities, held-to-maturity(1)	—	—	9,500	9,500
Loan performance fee receivable	3,594	3,310	12,865	12,529
Investments in convertible notes(2)	6,401	6,347	—	—
Other(3)	3,467	5,858	210	209
	$13,563	$15,543	$23,870	$23,626
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
new securities are classified as held-to-maturity, are expected to mature on August 26, 2027 and accrue interest based on the one-year treasury rate.
(2)The Company purchased convertible notes with principal balances aggregating $5.0 million during the fourth quarter 2023 in connection with strategic alliances with companies in the real estate sector. The convertible notes accrue interest at rates between 6% and 10%, are convertible into equity for premiums and mature in a weighted average of    0.49 years subject to extension at the option of the holders. The Company has elected to account for its investments in convertible notes under the fair value option; see Note 7 – "Fair Value Measurements" for additional information.
(3)Other primarily includes customer trust accounts and prepaid lease costs.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Stock appreciation rights (“SARs”) liability (1)	$2,774	$2,603	$6,900	$9,518
Commissions payable to investment sales and financing professionals	26,090	63,952	11,016	15,608
Deferred compensation liability (1)	106	173	8,244	8,131
Other	553	469	—	—
	$29,523	$67,197	$26,160	$33,257
(1)The SARs and deferred compensation liabilities become subject to payout at the time the participant is no longer considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to participants within the next twelve months have been classified as current.
SARs Liability
Prior to the IPO, certain employees of the Company were granted SARs under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20 million for the SARs was frozen as of March 31, 2013 and was transferred to MMI through a capital distribution. The SARs liability will be settled with each participant in ten annual installments in January of each year upon retirement or termination from service, or in full upon consummation of a change in control of the Company.
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2025 and 2024 were 6.57% and 5.95%, respectively. MMI recorded interest expense related to this liability of $156,000 and $170,000 for the three months ended March 31, 2025 and 2024, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the three months ended March 31, 2025 and 2024, the Company made total payments of $2.6 million and $2.5 million, respectively, consisting of principal and accumulated interest.
Commissions Payable
Certain investment sales and financing professionals can earn additional commissions after meeting certain annual revenue thresholds. These commissions are recognized as cost of services in the period in which they are earned as they relate to specific transactions closed. The Company may defer payment of certain commissions, at its election, for up to three years. Commissions that are not expected to be paid within 12 months are classified as long-term.
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to 15-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the three months ended March 31, 2025 and 2024, the Company made total payments to participants of $143,000 and $71,000 respectively.
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

	Three Months Ended March 31,
	2025	2024
(Decrease) increase in the carrying value of the assets held in the rabbi trust (1)	$(163)	$689
Decrease (increase) in the net carrying value of the deferred compensation obligation (2)	$232	$(575)
(1)Recorded in other income, net in the condensed consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the condensed consolidated statements of operations.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Deferred consideration	$415	$411	$—	$—
Contingent consideration	4,041	4,614	171	117
Dividends payable	10,772	942	1,262	1,559
Loan guarantee obligation	1,548	1,426	5,401	5,238
Other	812	683	78	93
	$17,588	$8,076	$6,912	$7,007
6.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. In addition, the Company charges MMC for certain shared licensing arrangements. Under the TSA, the Company received net charge-backs during the three months ended March 31, 2025 and 2024 of $7,900 and $10,600, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended March 31, 2025, the Company did not have any transactions with subsidiaries of MMC. For the three months ended March 31, 2024 the Company earned real estate brokerage commissions and financing fees of $730,000 from transactions with subsidiaries of MMC related to these services and incurred cost of services of $442,000 related to this revenue.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $291,000 for both the three months ended March 31, 2025 and 2024. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The related operating lease right-of-use asset, net and operating lease liability as of March 31, 2025 was $6.8 million and $7.5 million, respectively and as of December 31, 2024 was $7.0 million and $7.6 million, respectively.
Amounts due to (from) MMC
As of March 31, 2025 and December 31, 2024, the Company recorded a net receivable of $1,000 and net payable of $1,000 with MMC, respectively. These amounts are included in other assets, current and accounts payable and accrued expenses, respectively, in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to non-executive employees from time-to-time. At March 31, 2025 and December 31, 2024, the aggregate principal amount for employee notes receivable was $110,000 and $116,000, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data”.
As of March 31, 2025, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 38% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Fair values for investments included in cash, cash equivalents, and restricted cash and marketable debt securities, available-for-sale were determined for each individual security in the investment portfolio and all securities are Level 1 or Level 2 measurements as appropriate.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	March 31, 2025				December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$11,995	$—	$11,995	$—	$12,191	$—	$12,191	$—
Convertible notes	$6,401	$—	$—	$6,401	$6,347	$—	$—	$6,347
Cash equivalents (1):
Commercial paper	$7,070	$—	$7,070	$—	$—	$—	$—	$—
Money market funds	79,483	79,483	—	—	90,737	90,737	—	—
	$86,553	$79,483	$7,070	$—	$90,737	$90,737	$—	$—
Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$26,301	$26,301	$—	$—	$29,517	$29,517	$—	$—
Corporate debt	93,080	—	93,080	—	160,150	—	160,150	—
	$119,381	$26,301	$93,080	$—	$189,667	$29,517	$160,150	$—
Long-term investments:
U.S. treasuries	$793	$793	$—	$—	$773	$773	$—	$—
U.S. government sponsored entities	932	—	932	—	929	—	929	—
Corporate debt	27,145	—	27,145	—	30,934	—	30,934	—
ABS and other	32,243	—	32,243	—	18,511	—	18,511	—
	$61,113	$793	$60,320	$—	$51,147	$773	$50,374	$—
Liabilities:
Contingent consideration	$4,212	$—	$—	$4,212	$4,731	$—	$—	$4,731
Deferred consideration	$415	$—	$415	$—	$411	$—	$411	$—
Deferred compensation liability	$8,350	$8,350	$—	$—	$8,304	$8,304	$—	$—
(1)Included in cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the three months ended March 31, 2025 and 2024.
During the three months ended March 31, 2025, the Company considered current and future interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of March 31, 2025 and December 31, 2024, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $12 million. Assuming the achievement of the applicable performance criteria and time requirements, the Company anticipates these payments will be made over the next one to two-year period. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$4,731	$5,482
Change in fair value of contingent consideration(1)	(519)	180
Payments of contingent consideration	—	—
Ending balance	$4,212	$5,662
(1)Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at March 31, 2025	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$4,212	Discounted cash flow	Expected life of cash flows	0-2.6 years	(0.2 years)
			Discount rate	4.1%-5.8%	(5.6%)
			Probability of achievement	0.1%-100.0%	(98.9%)

	Fair Value at December 31, 2024	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$4,731	Discounted cash flow	Expected life of cash flows	0.3-2.8 years	(0.4 years)
			Discount rate	4.8%-6.1%	(5.9%)
			Probability of achievement	0.0%-100.0%	(98.2%)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
The fair value of the convertible notes considered (i) the contractual maturity which may be extended at the option of the holders, (ii) a weighted average premium at settlement of 118% upon a subsequent financing, equity financing or a change in control, and (iii) a weighted average discount rate of 14.3%. During the three months ended March 31, 2025, the fair value of the convertible notes increased by approximately $54,000, primarily due to accrued interest and the increase in the estimated time to settlement from a weighted average of 0.77 years to 0.83 years.
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
8.    Stockholders’ Equity
Common Stock
As of March 31, 2025 and December 31, 2024, there were 39,138,040 and 38,856,790 shares of common stock, $0.0001 par value, issued and outstanding, which included unvested RSAs issued to non-employee directors, respectively. See Note 11 – “Loss per Share” for additional information.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On February 6, 2025, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or $10.2 million, with a payment date of April 4, 2025, to stockholders of record at the close of business on March 12, 2025. The compensation committee of the Company’s Board of Directors (“Compensation Committee”) granted dividend equivalents to all unvested grants as of the record date.
As of March 31, 2025, the dividend payable was $12.0 million, of which $9.8 million was paid on April 4, 2025 and $2.2 million of dividend equivalents related to unvested stock awards remain to be paid upon vesting of stock awards. The $12.0 million dividend payable is recorded in other liabilities in the condensed consolidated balance sheets, of which $1.3 million is classified as non-current. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.
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
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program (the “Repurchase Program”) of up to $70 million. On May 2, 2023, the Company's Board of Directors approved an additional $70 million to repurchase common stock under the Repurchase Program. During the three months ended March 31, 2025, the Company repurchased and retired 12,538 shares of common stock for $0.4 million, at an average cost of $33.89 per share. As of March 31, 2025, $70.5 million remained authorized for repurchases under the Repurchase Program.
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
Grants are made from time to time by the Compensation Committee at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a Director Compensation Policy. The Compensation Committee, at its discretion, may credit dividend equivalents to certain unvested awards as provided in the Amended Plan. Any dividend equivalents credited to unvested awards are paid to the participant at the time the related grants vest. As of March 31, 2025, there were 2,660,279 shares available for future grants under the Amended Plan.
Awards Granted and Settled
Under the Amended Plan, the Company has issued RSAs to non-employee directors and RSUs to employees and independent contractors. RSAs vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. RSUs generally vest in equal annual installments over a four to five-year

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
period from the date of grant or earlier as approved by the Compensation Committee. The Company has also issued PSUs under the Amended Plan, which are subject to a three-year cliff-vesting period, based on achievement of pre-determined performance targets. At the end of each reporting period, we evaluate the probability that the PSUs will vest. Compensation expense related to PSUs is recognized over the three-year performance period, based on the grant-date fair value and the probability that the pre-determined performance targets will be achieved. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are forfeited upon termination as a service provider. As of March 31, 2025, there were no issued or outstanding options or SARs under the Amended Plan.
During the three months ended March 31, 2025, 426,884 RSUs vested, with 133,096 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the Amended Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the Amended Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2024(1)	1,986,007	$38.74
Granted	236,653	37.95
Granted, with vesting subject to performance targets	74,916	37.95
Vested	(426,884)	39.85
Forfeited/canceled	(9,514)	36.09
Nonvested shares at March 31, 2025(1)	1,861,178	$38.32
(1)Nonvested RSUs will be settled through the issuance of new shares of common stock.
As of March 31, 2025, the Company had unrecognized stock-based compensation relating to RSUs and RSAs of approximately $62.8 million, which is expected to be recognized over a weighted-average period of 3.1 years.
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
In October 2023 and February 2024, the Board of Directors amended the ESPP to (i) eliminate the term of the ESPP such that the ESPP shall continue in effect until the ESPP is terminated by the Board of Directors or the Compensation Committee, (ii) eliminate the “evergreen” feature providing for annual increases in the number of shares reserved for issuance under the ESPP without stockholder approval, (iii) increase the discount qualifying employees may purchase shares of the Company stock to 15% based on the lower of the market price at the beginning or end of the offering period, subject to IRS limitations and (iv) make certain other best practice and administrative changes to the ESPP (the ESPP as amended, the “Amended ESPP”). The Amended ESPP was approved by the stockholders of the Company at the 2024 Annual Meeting of Stockholders.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The ESPP initially had 366,667 shares of common stock reserved, and 80,532 shares of common stock remain available for issuance under the Amended ESPP as of March 31, 2025. As of March 31, 2025, total unrecognized compensation cost related to the Amended ESPP was $29,000 and is expected to be recognized over a weighted average period of 0.12 years.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of operations and consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
ESPP	$58	$54
RSUs, PSUs and RSAs	6,121	5,741
	$6,179	$5,795
10.    Income Taxes
The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any. For the current quarter, the Company recognized an income tax benefit of $9.5 million, resulting in an effective tax rate of 68.2%. In the comparable period of 2024, the income tax benefit was $4.7 million, with an effective tax rate of 32.2%. The increase in the effective tax rate for the three months ended March 31, 2025, compared to the same period in 2024, is primarily attributed to non-deductible items, state income taxes, and changes in the valuation allowance. The Company’s effective tax rate of 68.2% is greater than the 21.0% federal statutory tax rate primarily due to non-deductible items and state income taxes.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Loss per Share
Basic and diluted loss per share for the three months ended March 31, 2025 and 2024, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerator (Basic and Diluted):
Net loss	$(4,422)	$(9,987)
Change in value for stock settled consideration(1)	1	18
Adjusted net loss	$(4,421)	$(9,969)
Denominator:
Basic
Weighted average common shares issued and outstanding	38,946	38,464
Deduct: Unvested RSAs (2)	(16)	(17)
Weighted average common shares outstanding	38,930	38,447
Basic loss per common share	$(0.11)	$(0.26)
Diluted
Weighted average common shares outstanding from above	38,930	38,447
Add: Dilutive effect of RSUs, RSAs & ESPP(3)	—	—
Add: Contingently issuable shares(1)(3)	—	—
Weighted average common shares outstanding	38,930	38,447
Diluted loss per common share	$(0.11)	$(0.26)
Antidilutive shares excluded from diluted loss per common share(4)	1,031	1,020
(1)Relates to contingently issuable stock settled consideration.
(2)RSAs were issued to the non-employee directors and will vest in full on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(3)Shares related to the Company's RSUs, RSAs, ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for the three months ended March 31, 2025 and 2024 because inclusion of such shares would be antidilutive in a period of loss.
(4)Primarily pertaining to RSU grants to the Company’s employees and independent contractors.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12. Segment Information
The Company's single reportable segment, the commercial real estate services segment, derives revenues from customers by providing investment sales and financing services to investors in commercial real estate. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The following table presents selected financial information with respect to the Company's single reportable segment for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Real estate brokerage commissions	$123,622	$109,475
Financing fees	18,130	14,427
Other revenue	3,286	5,202
Total revenue	145,038	129,104
Less:
Cost of services	88,348	76,868
Sales and production support	48,693	45,599
Facility expenses	8,759	9,289
Depreciation and amortization	2,849	3,422
Other segment items(1)	14,100	14,028
Interest expense	187	199
Other income	(3,979)	(5,568)
Income tax benefit	(9,497)	(4,746)
Total net expenses	149,460	139,091
Segment net loss	(4,422)	(9,987)
Adjustments and reconciling items	—	—
Consolidated net loss	$(4,422)	$(9,987)

Other specified segment disclosures:
Interest income(2)	$4,019	$4,943
Interest expense	$187	$199
Other significant noncash items:
Stock-based compensation(3)	$6,179	$5,795
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
13.    Commitments and Contingencies
Credit Agreement
On September 25, 2023, the Company executed the First Amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the "Bank"), which provided for a $10 million line of credit and a maturity date of June 1, 2024. On May 30, 2024, the Company executed the Second Amendment to the Second Amended Restated Credit Agreement which extended the maturity date to June 1, 2025 (the “Credit Facility”).

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Facility are available for general corporate purposes and working capital. The Credit Facility includes a $3 million sublimit for the issuance of standby letters of credit of which $1.1 million was utilized at March 31, 2025. Borrowings under the Credit Facility bear interest at the Daily Simple SOFR rate plus a spread of 175 basis points. In connection with the amendments to the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.5% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fees are included in interest expense in the accompanying condensed consolidated statements of operations and were $32,000 and $30,000 for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial covenants, financial reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain total liquidity including cash and cash equivalents and marketable securities, held for sale of $100 million and an average daily cash balance of $35 million with the Bank, on a combined basis with all the guarantors, calculated as of the end of the month. In addition, the Credit Facility requires that $10 million of the minimum daily average cash deposits be held in a blocked account at the Bank, as cash collateral. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of March 31, 2025, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS Agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of March 31, 2025, the Company has agreed to a maximum aggregate guarantee obligation of $326.3 million relating to loans with an unpaid balance of $2,011.9 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. As of March 31, 2025 and December 31, 2024, the Company has recorded an allowance for loss-sharing obligations of $159,000 and $174,000, respectively. As of March 31, 2025 and December 31, 2024, the Company pledged $675,000 and $678,000, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of March 31, 2025 aggregated $8.2 million, of which $1.1 million has been paid subsequent to quarter end.
14.    Subsequent Events
Between March 31, 2025 and May 2, 2025, the Company repurchased an additional 161,165 shares of common stock for $5.0 million pursuant to the stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its consolidated subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, including our expectations regarding the long-term outlook of the commercial real estate transaction market and our positioning within it, our belief relating to the Company’s long-term growth, our assessment of the key factors influencing the Company’s business outlook, including the expectation for future interest rate cuts or rising inflation and likely impact of such cuts or inflation on commercial real estate demand, and the execution of our capital return program, including a semi-annual dividend and stock repurchase program. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
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
•changes in interest rates, availability of capital, tax laws, employment laws, tariffs and trade regulations, executive orders, or other government regulation affecting our business;
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
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview
We are a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of March 31, 2025, we had 1,668 investment sales and financing professionals that are primarily exclusive independent contractors operating in more than 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three months ended March 31, 2025, we closed 1,706 investment sales, financing and other transactions with total sales volume of approximately $9.4 billion. During the year ended December 31, 2024, we closed 7,836 investment sales, financing and other transactions with total sales volume of approximately $49.6 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and by providing leasing, consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended March 31, 2025, approximately 85% of our revenue was generated from real estate brokerage commissions, 13% from financing fees and 2% from other real estate related services.
We divide commercial real estate into four major markets, characterized by price:
•Properties priced less than $1 million;
•Private client market: properties priced from $1 million to up to but less than $10 million;
•Middle market: properties priced from $10 million to up to but less than $20 million; and
•Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the $1 million - $10 million private client market, which contributed approximately 63% and 67% of our real estate brokerage commissions during the three months ended March 31, 2025 and 2024, respectively. The following table sets forth the number of transactions, sales volume and revenue by each commercial real estate market for real estate brokerage:

	Three Months Ended March 31,
	2025			2024			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	199	$123	$5,026	186	$103	$4,764	13	$20	$262
Private Client Market ($1 – <$10 million)	832	2,688	77,705	808	2,590	73,163	24	98	4,542
Middle Market ($10 – <$20 million)	85	1,202	20,889	59	802	15,093	26	400	5,796
Larger Transaction Market (≥$20 million)	59	2,646	20,003	49	2,166	16,455	10	480	3,548
	1,175	$6,659	$123,623	1,102	$5,661	$109,475	73	$998	$14,148

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
Overall economic performance was sound in the first quarter of 2025, with low unemployment and the addition of 456,000 new jobs. Retail sales remained active and inflation trended lower. Entering the second quarter of 2025, however, economic uncertainty increased dramatically as the U.S. reset its global trade policies with dramatic tariff increases. The resulting financial market volatility, falling consumer sentiment and general uncertainty have spurred increased caution among both consumers and businesses. Elevated caution may cause businesses and consumers to limit investment and spending as a potential trade war could weaken economic growth and spur inflation. Although most of the punitive tariffs were put on hold for 90 days, 10% tariffs on all countries aside from China, which faces 145% tariffs, has driven the net effective tariff rate to approximately 28%, the highest level since 1901. Limited insights into future trade policy has impacted decision making, increasing the risk of slowing economic growth.
The lack of clarity of the U.S. presidential administration regarding tariffs has made it increasingly difficult to predict the economic outlook, and many economists have raised their expectations of both recession and inflation risk in 2025. Nonetheless, some signs of a pullback on tariffs have emerged, suggesting that a trade war may be averted, which could revive the outlook for economic growth.
Within the broader economic context, commercial real estate fundamentals remain sturdy, with most property types delivering positive space absorption. Apartment demand remained robust through the first quarter of 2025, exceeding elevated construction completions and supporting modest but positive rent gains. Retail space demand was marginally negative for the quarter, but the resulting uptick in vacancy was minimal and may simply reflect a temporary market recalibration. Industrial space demand was positive for the quarter, and office space demand continued to gain momentum.
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
Although apartment and industrial construction remains elevated, the supply additions are concentrated in select markets and the pace of deliveries is tapering. Oversupply risks in most markets are beginning to diminish as elevated capital costs join rising tariffs on building materials and construction labor shortages to drive construction costs higher. Retail and office development was already low entering 2025, with little sign of a revival. Apartment starts have fallen by 76% from their peak in 2022 and industrial completions in 2025 are expected to fall to approximately 210 million square feet, their lowest level since 2014. As a result, receding new supply risks in 2025 should aid commercial real estate performance in the coming quarters.
The commercial real estate space demand outlook for 2025 remains uncertain. Core drivers including job creation, retail sales and modest gains in office attendance entering the second quarter of 2025 suggest positive momentum, but the broader economic climate could impact the trajectory either positively or negatively. If the U.S. economy enters a recession, space demand for all types of commercial real estate could be negatively impacted. However, if a trade war is averted and sentiment increases, space demand could be bolstered.
All four major property types saw positive space demand in the fourth quarter of 2024 and in the year ended December 31, 2024. Nearly 660,000 apartment units were filled in 2024, the second strongest annual total in the 32 years on record. Apartment demand sustained momentum in the first quarter of 2025 with nearly 147,000 net units filled, the strongest first quarter on record. Office space demand was also positive in the first quarter of 2025, marking the fourth consecutive quarter of gains. This has helped reduce the office vacancy rate by 50 basis points from its peak of 17.2% set in the second quarter of 2024 spurring speculation that a slow recovery of the office market is occurring. Industrial space demand also remained positive, but the pace of absorption was overshadowed by new completions. Following 17 consecutive quarters of positive demand, retail space absorption fell in the first quarter of 2025, pushing the average vacancy rate up by 10 basis points to 4.5%, still well below the twenty-year average of 5.6%. The retail space demand slowdown may reflect a temporary moderation of expansion plans by retailers ahead of tariff and trade war risks or it could simply reflect the limited availability of retail space.
The commercial real estate space demand outlook remains difficult to discern amid the dramatic policy shifts enacted by the new U.S. presidential administration. Increased uncertainty, falling sentiment and risks of a recession and higher inflation could slow decision making, causing commercial real estate space demand to falter. If the trade war deescalates and policy clarity emerges, commercial real estate space demand could be reinvigorated. Nonetheless, all commercial real estate property types have entered the new cycle on sound footing, suggesting a durable performance outlook.
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
Although interest rates had been trending lower entering 2025, the recent economic turmoil driven by aggressive trade policies has spurred increased interest rate volatility. Interest rate risks were exacerbated by President Trump’s threats to remove Jerome Powell as the head of the Federal Reserve, risking the independence of the Federal Reserve. While lender spreads had been tightening, the rising risk of inflation, policy uncertainty and financial market volatility have led to increased lender caution. Although debt capital liquidity remains strong, many lenders have increased their safety spreads, resulting in a modest increase in lending rates.
The combination of limited federal policy transparency and inflation risks posed by tariffs have caused the Federal Reserve to await further clarity before making any decisions on monetary policy. The prevailing sentiment by Wall Street is that the Federal Reserve will cut rates two or three times this year, but Chairman Powell has clearly stated that until clarity emerges, they will likely hold the overnight rate flat. Nonetheless, the Federal Reserve’s influence on longer term rates like the 10-year treasury, which more directly influence commercial real estate lending rates, is limited. Following the institution of the “Liberation Day” tariffs, international capital began to migrate out of U.S. bonds and financial assets, putting upward pressure on interest rates. Looking forward, long-term rates may be more influenced by international capital flows and treasury issuance than by the Federal Reserve.
Although economic uncertainty together with financial market and interest rate volatility normally tend to increase investor caution, capital flows into commercial real estate could potentially be bolstered. As a “hard asset” with some level of resistance to inflation, recessions and financial market volatility, investment into commercial real estate could benefit from the current economic climate. The repricing of commercial real estate assets over the last three years has enhanced the yield profile, supporting positive or neutral leverage in many markets and property types. Whether capital migrates to commercial properties will likely depend on the risk perception of the broader financial market, but other hard assets have already experienced increased demand in the wake of the rapid policy shifts and financial market downturn.
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
In the first quarter of 2025, commercial real estate transaction activity increased by 7% compared to the same quarter last year, led by velocity gains in seniors housing, retail and industrial property sales. Apartment transactions increased by 8% on a year-over-year basis, while office and hotel property sales activity declined. The transaction uptick reflects a narrowing of the expectation gap that began in the fourth quarter last year, but recent financial market volatility and uncertainty surrounding trade and the economy as a whole could re-widen expectations. Clarity on investor expectations in the new trade and economic climate have yet to fully emerge.
Several metrics traditionally associated with rising transaction activity velocity, including increased exclusive inventory being brought to market and rising requests for Broker Opinions of Value, suggest that transactional momentum could be sustained in the coming quarters. Nonetheless, the variety of potential headwinds facing the sector including the economy, interest rates, financial market trends, geopolitical and commercial real estate pricing clarity could ultimately suppress activity in 2025. In the current uncertain climate, defensive assets such as single-tenant net lease properties backed by high-credit tenants and medical office assets continue to receive buyer interest. Apartment properties, supported by positive long-term drivers including robust demographics of the renter-aged population and the high cost of homeownership is also a favored property segment. Another important factor influencing the investor outlook is the prospective renewal of the 2017 Tax Cuts and Jobs Act which includes several tax benefits that are supportive of commercial real estate investment including accelerated depreciation, pass-through entity deductions and Opportunity Zones. Ultimately, market velocity will be dictated by a combination of the economic outlook, financial market trends, geopolitical forces, Federal Reserve action, interest rates and the buyer/seller expectation gap. If trade policy stabilizes, uncertainty abates and investor sentiment rises, we believe commercial real estate investment activity could gain additional momentum.
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

Other Revenue
Other revenue includes fees generated from leasing, consulting and advisory services, as well as ancillary fees from other real estate brokers, and are recognized when services are provided, upon closing of the transaction or when we have no further performance obligations.
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
Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2025 and 2024. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended March 31, 2025 and 2024, we closed 1,706 and 1,564 investment sales, financing and other transactions, respectively, with total sales volume of approximately $9.4 billion and $9.7 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended March 31,
Real Estate Brokerage	2025	2024
Average Number of Investment Sales Professionals	1,578	1,638
Average Number of Transactions per Investment Sales Professional	0.74	0.67
Average Commission per Transaction	$105,210	$99,343
Average Commission Rate	1.86%	1.93%
Average Transaction Size (in thousands)	$5,668	$5,137
Total Number of Transactions	1,175	1,102
Total Sales Volume (in millions)	$6,659	$5,661

	Three Months Ended March 31,
Financing (1)	2025	2024
Average Number of Financing Professionals	102	99
Average Number of Transactions per Financing Professional	3.30	2.36
Average Fee per Transaction	$42,702	$47,178
Average Fee Rate	0.75%	0.67%
Average Transaction Size (in thousands)	$5,721	$7,094
Total Number of Transactions	337	234
Total Financing Volume (in millions)	$1,928	$1,660
(1)Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended March 31, 2025 and 2024
Below are key operating results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (dollars in thousands):

	Three Months Ended March 31, 2025	Percentage of Revenue	Three Months Ended March 31, 2024	Percentage of Revenue	Change
					Dollar	Percentage
Revenue:
Real estate brokerage commissions	$123,622	85.2%	$109,475	84.8%	$14,147	12.9%
Financing fees	18,130	12.5	14,427	11.2	3,703	25.7%
Other revenue	3,286	2.3	5,202	4.0	(1,916)	(36.8)%
Total revenue	145,038	100	129,104	100	15,934	12.3%
Operating expenses:
Cost of services	88,348	60.9	76,868	59.5	11,480	14.9%
Selling, general and administrative	71,552	49.3	68,916	53.4	2,636	3.8%
Depreciation and amortization	2,849	2.0	3,422	2.7	(573)	(16.7)%
Total operating expenses	162,749	112.2	149,206	115.6	13,543	9.1%
Operating loss	(17,711)	(12.2)	(20,102)	(15.6)	2,391	(11.9)%
Other income, net	3,979	2.7	5,568	4.3	(1,589)	(28.5)%
Interest expense	(187)	(0.1)	(199)	(0.1)	12	(6.0)%
Loss before benefit for income taxes	(13,919)	(9.6)	(14,733)	(11.4)	814	(5.5)%
Benefit for income taxes	(9,497)	(6.5)	(4,746)	(3.7)	(4,751)	100.1%
Net loss	$(4,422)	(3.1)%	$(9,987)	(7.7)%	$5,565	(55.7)%
Adjusted EBITDA(1)	$(8,742)	(6.0)%	$(10,082)	(7.8)%	$1,340	13.3%
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
Revenue
Total revenue was $145.0 million for the three months ended March 31, 2025 compared to $129.1 million for the same period in 2024, an increase of $15.9 million, or 12.3%. Total revenue increased as a result of increases in real estate brokerage commissions and financing fees, partially offset by a reduction in other revenue, as described below. See “Factors Affecting Our Business” for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions increased to $123.6 million for the three months ended March 31, 2025 from $109.5 million for the same period in 2024, an increase of $14.1 million, or 12.9%. The increase was the result of total sales volume increasing by 17.6%, partially offset by a reduction of seven basis points in the average commission rate earned during the three months ended March 31, 2025 compared to the same period in 2024, caused by the shift in the proportion of transactions to the Middle Market and Larger Transaction Market from the Private Client Market, as Middle Market and Larger Transaction Markets typically earn lower commission rates. Private Client Market revenue increased by 6.2%, and the combined Middle Market and Larger Transaction Market revenue increased by 29.6%.
Financing fees. Revenue from financing fees increased to $18.1 million for the three months ended March 31, 2025 from $14.4 million for the same period in 2024, an increase of $3.7 million, or 25.7%, resulting primarily from a 16.1% increase in total financing volume and an eight basis point increase in the average fee rate during the three months ended March 31, 2025 compared to the same period in 2024.

Other revenue. Other revenue decreased to $3.3 million for the three months ended March 31, 2025 from $5.2 million for the same period in 2024, a decrease of $1.9 million, or 36.8%, resulting primarily from a decrease in leasing fees.
Total Operating Expenses
Total operating expenses were $162.7 million for the three months ended March 31, 2025 compared to $149.2 million for the same period in 2024, an increase of $13.5 million, or 9.1%. The change was primarily due to an increase of $11.5 million in cost of services as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services increased to $88.3 million for the three months ended March 31, 2025 from $76.9 million for the same period in 2024. Cost of services as a percentage of total revenue increased by 140 basis points to 60.9% compared to the same period in 2024 primarily due to our senior investment sales and financing professionals earning a higher amount of additional commissions.
Selling, general, and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2025 increased to $71.6 million, from $68.9 million for the same period in 2024, an increase of $2.6 million or 3.8%. The increase was primarily due to (i) an increase in compensation related costs and (ii) increased investment in business development, marketing and other support related to the long-term talent acquisition and retention of our investment sales and financing professionals.
Depreciation and amortization expense. Depreciation and amortization expense decreased to $2.8 million for the three months ended March 31, 2025 from $3.4 million compared to the same period in 2024, a decrease of $0.6 million, or 16.7%. The decrease primarily relates to accelerated amortization and impairment of certain intangible assets recorded in the second half of 2024 resulting from changes in estimates.
Other Income, Net
Other income, net decreased to $4.0 million for the three months ended March 31, 2025 from $5.6 million for the same period in 2024. The decrease of $1.6 million was primarily driven by a decrease in interest income due to a decreased average yield on our investments and a decrease in the investment gains and loss related to the assets held in the rabbi trust during the period compared to the same period in prior year.
Interest Expense
Interest expense decreased by an immaterial amount for the three months ended March 31, 2025 compared to the same period in 2024, and primarily relates to interest expense on the Company’s SARs liability.
Benefit for Income Taxes
The benefit for income taxes was $9.5 million for the three months ended March 31, 2025, compared to $4.7 million for the same period in 2024. The effective income tax rate for the three months ended March 31, 2025, was 68.2% compared to 32.2% for the same period in 2024. The net increase in the effective tax rate is primarily due to the relationship of permanent items, the change in the valuation allowance and the change in the state income tax benefit to pre-tax loss as presented in Note 10 – “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measure
In this Quarterly Report on Form 10-Q, we include a non-GAAP financial measure, Adjusted EBITDA. We define Adjusted EBITDA as net loss before (i) interest income and other, including net realized gains (losses) on marketable debt securities, available-for-sale and cash, cash equivalents, and restricted cash, (ii) interest expense, (iii) benefit for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted

EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net loss, operating loss or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net loss, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(4,422)	$(9,987)
Adjustments:
Interest income and other(1)	(4,038)	(4,765)
Interest expense	187	199
Benefit for income taxes	(9,497)	(4,746)
Depreciation and amortization	2,849	3,422
Stock-based compensation	6,179	5,795
Adjusted EBITDA	$(8,742)	$(10,082)
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
Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $3.7 million to $149.7 million at March 31, 2025, compared to $153.4 million at December 31, 2024. The following table sets forth our summary cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash flows used in operating activities	$(52,841)	$(51,021)
Net cash flows provided by (used in) investing activities	57,168	(21,601)
Net cash flows used in financing activities	(8,072)	(7,500)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	4	(75)
Net decrease in cash, cash equivalents, and restricted cash	(3,741)	(80,197)
Cash, cash equivalents, and restricted cash at beginning of period	153,445	170,753
Cash, cash equivalents, and restricted cash at end of period	$149,704	$90,556
Operating Activities
Cash flows used in operating activities were $52.8 million for the three months ended March 31, 2025 compared to $51.0 million for the same period in 2024. The $1.8 million increase in cash flows used in operating activities for the three months ended March 31, 2025 compared to the same period in 2024 relates to a number of factors that are largely offsetting. These factors include a reduction in net loss, more than offset by increased payments for bonuses and deferred compensation and commissions in the current year compared to the same period in prior year and the effect of the timing of certain cash receipts and payments.
Investing Activities
Cash flows provided by investing activities were $57.2 million for the three months ended March 31, 2025 compared to cash flows used in investing activities of $21.6 million for the same period in 2024. The $78.8 million increase in cash flows provided by investing activities for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a net increase of $77.6 million in proceeds from sales and maturities of securities, net of purchases of securities in 2025 compared to the same period in 2024.
Financing Activities
Cash flows used in financing activities were $8.1 million for the three months ended March 31, 2025, which is comparable to $7.5 million for the same period in 2024.
Liquidity
We believe that our existing balances of cash, cash equivalents, cash flows expected to be generated from our operations, and proceeds from the sale of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months and the foreseeable future. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of March 31, 2025, cash, excluding restricted cash, cash equivalents, and marketable debt securities, available-for-sale, aggregated $319.5 million.
Credit Agreement
Our credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”) provides for a $10 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2025. The Company maintains a $10 million restricted cash balance in support of the Credit Agreement. The Company is monitoring covenant compliance on a regular basis to ensure continued compliance with the Credit Agreement. Our ability to borrow under our Credit Agreement is limited by our ability to comply with its covenants or obtain necessary waivers. See Note 12 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae, which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of March 31, 2025, the Company has agreed to a maximum aggregate guarantee obligation of $326.3 million relating to loans with an unpaid balance of $2,011.9 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement, and the Company has recorded an allowance for losses of $(159,000) as of March 31, 2025 related to these guarantee obligations. The Company is required to provide cash collateral to MTRCC for this obligation, and this is reflected as $0.7 million of restricted cash as of March 31, 2025, which is included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheet.
Material Cash Requirements
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 through the date the condensed consolidated financial statements were issued, other than for the payment on April 4, 2025 of a semi-annual regular dividend of $0.25 per share on outstanding common stock declared by our Board of Directors on February 6, 2025, aggregating $10.2 million.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of increased interest rates on the broader economy.
The annual CPI inflation rate in the U.S. peaked at 9.1% in June 2022, the highest annual inflation rate since November 1981. CPI inflation has since fallen to 2.4% as of March 2025. In 2022 through 2023, the Federal Reserve increased the federal funds rate to the 5.25%-5.5% range in an effort to combat inflation, which had an adverse impact on commercial real estate transactions. In the latter part of 2024, the Federal Reserve lowered the overnight rate by 100 basis points to the 4.25%-4.5% range, which was a positive trend for investors, but the 10-year treasury rate has remained range-bound in the low- to mid-4% range keeping the cost of debt capital elevated.
Looking forward, inflation could rise as the impact of tariffs flow-through to consumers, and the Federal Reserve has communicated a restrained interest rate outlook pending additional clarity on federal fiscal, trade, tax, regulatory and domestic policies. Several of the policies such as tariffs and more stringent immigration controls have the potential to be inflationary in nature, so future inflation risk may depend on when and how assertively the proposed policies are ultimately implemented.
Critical Accounting Estimates
We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no significant changes in our critical accounting policies, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of March 31, 2025, the fair value of investments in marketable debt securities, available-for-sale was $180.5 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management, yield management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average credit rating of our portfolio investments (exclusive of cash, cash equivalents, and restricted cash) was A+ as of March 31, 2025. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of March 31, 2025 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease …..................	$3,657
1% Decrease …..................	$1,829
1% Increase …..................	$(1,830)
2% Increase …..................	$(3,660)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on such evaluation, our management has concluded that as of March 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Share repurchase activity during the three months ended March 31, 2025 was as follows:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2025 - January 31, 2025	12,538	$33.89	12,538	$70,526,870
February 1, 2025 - February 28, 2025	—	$—	—	$70,526,870
March 1, 2025 - March 31, 2025	—	$—	—	$70,526,870
Total	12,538		12,538	$70,526,870
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
(2)On May 2, 2023, our Board of Directors announced its approval of an additional $70 million to repurchase common stock under its common stock repurchase program, resulting in approximately $70.5 million available to repurchase shares under its common stock repurchase program as of March 31, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

Insider Adoption or Termination of Trading Arrangements
During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name & Title	Date Adopted	Character of Trading Arrangement(1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration(2)	Other Material Terms	Date Terminated
Steven F. DeGennaro Executive Vice President and Chief Financial Officer	February 19, 2025	Rule 10b5-1 Trading Arrangement	Up 10,000 shares to be sold	Earlier of 2/10/2026 or when all shares are sold under the plan.	N/A	N/A

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

Item 6. Exhibits

Exhibit No.	Description

10.1
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	May 7, 2025	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)