Form 10-Q
period 2025-06-30
Marcus & Millichap, Inc.
filed 2025-08-07
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of August 4, 2025 was 38,996,974 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash, cash equivalents, and restricted cash (restricted cash of $10,847 and $10,678 at June 30, 2025 and December 31, 2024, respectively)	$85,954	$153,445
Commissions receivable	16,897	18,804
Prepaid expenses	7,738	9,311
Income tax receivable	6,363	6,030
Marketable debt securities, available-for-sale (amortized cost of $136,518 and $189,667 at June 30, 2025 and December 31, 2024, respectively, and $0 allowance for credit losses)	136,461	189,667
Advances and loans, net	33,764	17,519
Other assets, current	14,902	15,543
Total current assets	302,079	410,319
Property and equipment, net	24,176	26,139
Operating lease right-of-use assets, net	79,399	81,120
Marketable debt securities, available-for-sale (amortized cost of $110,275 and $52,366 at June 30, 2025 and December 31, 2024, respectively, and $0 allowance for credit losses)	110,206	51,147
Assets held in rabbi trust	12,757	12,191
Deferred tax assets, net	50,013	48,080
Goodwill and other intangible assets, net	42,713	43,521
Advances and loans, net	145,940	173,657
Other assets, non-current	24,926	23,626
Total assets	$792,209	$869,800
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,910	$13,737
Deferred compensation and commissions	37,428	67,197
Operating lease liabilities	18,627	18,522
Accrued bonuses and other employee related expenses	15,950	25,485
Other liabilities, current	4,097	8,076
Total current liabilities	87,012	133,017
Deferred compensation and commissions	26,318	33,257
Operating lease liabilities	63,794	65,701
Other liabilities, non-current	7,310	7,007
Total liabilities	184,434	238,982
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,996,974 and 38,856,790 at June 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	181,624	173,340
Retained earnings	425,822	458,907
Accumulated other comprehensive income (loss)	325	(1,433)
Total stockholders’ equity	607,775	630,818
Total liabilities and stockholders’ equity	$792,209	$869,800
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Real estate brokerage commissions	$141,417	$135,423	$265,039	$244,898
Financing fees	26,259	18,294	44,389	32,721
Other revenue	4,600	4,650	7,886	9,852
Total revenue	172,276	158,367	317,314	287,471
Operating expenses:
Cost of services	106,618	98,081	194,966	174,949
Selling, general and administrative	71,550	65,003	143,102	133,919
Depreciation and amortization	3,153	3,329	6,002	6,751
Total operating expenses	181,321	166,413	344,070	315,619
Operating loss	(9,045)	(8,046)	(26,756)	(28,148)
Other income, net	5,498	4,812	9,477	10,380
Interest expense	(200)	(204)	(387)	(403)
Loss before provision (benefit) for income taxes	(3,747)	(3,438)	(17,666)	(18,171)
Provision (benefit) for income taxes	7,288	2,100	(2,209)	(2,646)
Net loss	$(11,035)	$(5,538)	$(15,457)	$(15,525)

Net loss per share:
Basic	$(0.28)	$(0.14)	$(0.40)	$(0.40)
Diluted	$(0.28)	$(0.14)	$(0.40)	$(0.40)
Weighted average common shares outstanding:
Basic	39,004	38,675	38,967	38,561
Diluted	39,004	38,675	38,967	38,561
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss	$(11,035)	$(5,538)	$(15,457)	$(15,525)
Other comprehensive income (loss):
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	477	97	826	(62)
Reclassification adjustment for net gains and losses included in other income, net	—	—	(6)	—
Net change, net of tax of $162 and $272 for the three and six months ended June 30, 2025 and $33 and $(16) for the three and six months ended 2024, respectively	477	97	820	(62)
Foreign currency translation gain (loss), net of tax of $0 for each of the three and six months ended June 30, 2025 and 2024, respectively	928	(182)	938	(531)
Total other comprehensive income (loss)	1,405	(85)	1,758	(593)
Comprehensive loss	$(9,630)	$(5,623)	$(13,699)	$(16,118)
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	—	$—	39,138,040	$4	$174,799	$443,830	$(1,080)	$617,553
Net and comprehensive (loss) income	—	—	—	—	—	(11,035)	1,405	(9,630)
Stock-based award activity
Stock-based compensation	—	—	—	—	6,223	—	—	6,223
Shares issued pursuant to employee stock purchase plan	—	—	17,767	—	441	—	—	441
Issuance of common stock for vesting of restricted stock units	—	—	49,233	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,297	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(8,565)	—	(256)	—	—	(256)
Issuance of common stock for stock settled deferred consideration	—	—	13,485	—	417	—	—	417
Repurchases of common stock	—	—	(230,283)	—	—	(6,973)	—	(6,973)
Balance as of June 30, 2025	—	$—	38,996,974	$4	$181,624	$425,822	$325	$607,775

	Three Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	—	$—	38,633,603	$4	$155,157	$471,670	$(1,276)	$625,555
Net and comprehensive loss	—	—	—	—	—	(5,538)	(85)	(5,623)
Stock-based award activity
Stock-based compensation	—	—	—	—	5,889	—	—	5,889
Shares issued pursuant to employee stock purchase plan			16,348		424	—	—	424
Issuance of common stock for vesting of restricted stock units	—	—	48,808	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	16,121	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(11,502)	—	(408)	—	—	(408)
Issuance of common stock for stock settled deferred consideration	—	—	25,945	—	833	—	—	833
Balance as of June 30, 2024	—	$—	38,729,323	$4	$161,895	$466,132	$(1,361)	$626,670
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	38,856,790	$4	$173,340	$458,907	$(1,433)	$630,818
Net and comprehensive (loss) income	—	—	—	—	—	(15,457)	1,758	(13,699)
Dividends	—	—	—		—	(10,230)	—	(10,230)
Stock-based award activity
Stock-based compensation	—	—	—	—	12,402	—	—	12,402
Shares issued pursuant to employee stock purchase plan	—	—	17,767	—	441	—	—	441
Issuance of common stock for vesting of restricted stock units	—	—	476,117	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,297	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(141,661)	—	(4,976)	—	—	(4,976)
Issuance of common stock for stock settled deferred consideration	—	—	13,485	—	417	—	—	417
Repurchases of common stock	—	—	(242,821)	—	—	(7,398)	—	(7,398)
Balance as of June 30, 2025	—	$—	38,996,974	$4	$181,624	$425,822	$325	$607,775

	Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	38,412,484	$4	$153,740	$492,298	$(768)	$645,274
Net and comprehensive (loss) income	—	—	—	—	—	(15,525)	(593)	(16,118)
Dividends	—	—	—	—	—	(10,087)	—	(10,087)
Stock-based award activity
Stock-based compensation	—	—	—	—	11,684	—	—	11,684
Shares issued pursuant to employee stock purchase plan	—	—	16,348	—	424	—	—	424
Issuance of common stock for vesting of restricted stock units	—	—	415,367	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	16,121	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(140,042)	—	(4,786)	—	—	(4,786)
Issuance of common stock for stock settled deferred consideration	—	—	25,945	—	833	—	—	833
Repurchases of common stock	—	—	(16,900)	—	—	(554)	—	(554)
Balance as of June 30, 2024	—	$—	38,729,323	$4	$161,895	$466,132	$(1,361)	$626,670

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(15,457)	$(15,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,002	6,751
Non-cash lease expense	10,687	11,060
Credit loss expense	504	205
Stock-based compensation	12,402	11,684
Deferred taxes, net	(2,209)	(2,646)
Unrealized foreign exchange (gains) losses	(176)	35
Net realized gains on marketable debt securities, available-for-sale	(8)	—
Other non-cash items	2,099	(480)
Changes in operating assets and liabilities:
Commissions receivable	2,440	145
Prepaid expenses	1,574	970
Advances and loans	11,344	(17,716)
Other assets	(889)	(1,951)
Accounts payable and accrued expenses	(2,933)	1,602
Income tax receivable	(333)	(425)
Accrued bonuses and other employee related expenses	(9,507)	(8,336)
Deferred compensation and commissions	(35,418)	(27,216)
Operating lease liabilities	(10,133)	(9,522)
Other liabilities	(1,810)	1,195
Net cash used in operating activities	(31,821)	(50,170)
Cash flows from investing activities
Purchases of marketable debt securities, available-for-sale	(197,928)	(68,507)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	191,176	131,575
Issuances of employee notes receivable	(100)	—
Payments received on employee notes receivable	—	5
Purchase of property and equipment	(3,224)	(4,296)
Net cash provided by (used in) investing activities	(10,076)	58,777
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(4,976)	(4,786)
Proceeds from issuance of shares pursuant to employee stock purchase plan	441	424
Dividends paid	(10,577)	(10,337)
Principal payments on stock appreciation rights liability	(2,230)	(1,976)
Principal payments on deferred and contingent consideration	(1,118)	—
Cash paid for stock repurchases	(7,398)	(554)
Net cash used in financing activities	(25,858)	(17,229)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	264	(138)
Net decrease in cash, cash equivalents, and restricted cash	(67,491)	(8,760)
Cash, cash equivalents, and restricted cash at beginning of period	153,445	170,753
Cash, cash equivalents, and restricted cash at end of period	$85,954	$161,993
Supplemental cash flow disclosures:
Interest paid during the period	$455	$559
Income taxes paid, net	$380	$425
Supplemental disclosures of non-cash investing and financing activities:
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$37	$19
Unpaid purchases of property and equipment	$415	$645
Right-of-use assets obtained in exchange for operating lease liabilities	$8,826	$10,273
Issuance of stock for the settlement of deferred consideration	$417	$833
Dividend payable	$449	$430
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Description of Business, Basis of Presentation and Recent Accounting Pronouncements
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. As of June 30, 2025, MMI operates over 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
Reorganization and Initial Public Offering
MMI was formed in June 2013 in preparation for the spin-off of Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), the real estate investment services business of Marcus & Millichap Company (“MMC”). Our initial public offering (“IPO”) was completed in November 2013. In connection with our IPO the shareholders of MMREIS contributed their shares of MMREIS to MMI in exchange for common stock of MMI.
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed on February 27, 2025 with the SEC. The results of the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for other interim periods or for future years.
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
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and six months ended June 30, 2025 and 2024, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due for brokerage and financing transactions are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three and six months ended June 30, 2025, the Company’s Canadian operations represented 3.7% and 4.1% of total revenue, respectively. During the three and six months ended June 30, 2024, the Company's Canadian operations represented 6.5% and 5.6% of total revenue, respectively.
During the three and six months ended June 30, 2025 and 2024, no office represented 10% or more of total revenue.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Stock-Based Compensation
The Company measures and records compensation expense for all stock-based awards made to employees, independent contractors and non-employee directors. Awards are issued under the Amended and Restated 2013 Omnibus Equity Incentive Plan, as amended (the “Amended Plan”) and 2013 Employee Stock Purchase Plan, as amended (the “Amended ESPP”).
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
The Company has issued performance share units (“PSUs”), which are subject to a three-year cliff-vesting period, based on achievement of pre-determined performance targets. At the end of each reporting period, we evaluate the probability that the PSUs will vest. Compensation expense related to PSUs is generally recognized over the three-year performance period, based on the grant-date fair value and the probability that the pre-determined performance targets will be achieved. The Company accounts for forfeitures as they occur.
For shares issued under the Amended ESPP, the Company determined that the Amended ESPP was a compensatory plan and is required to expense the fair value of the awards over each six-month offering period. The Company estimates the fair value of these awards using the Black-Scholes option pricing model. The Company calculates the expected volatility based on the historical volatility of the Company’s common stock, the risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant, both consistent with the term of the offering period. The Company includes a dividend yield based on the recurring semi-annual dividend. The Company accounts for forfeitures as they occur.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
2.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer software and hardware equipment	$54,362	$52,208
Furniture, fixtures and equipment	25,138	24,938
Less: accumulated depreciation and amortization	(55,324)	(51,007)
	$24,176	$26,139
Depreciation expense for property and equipment was $2.6 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively, and $4.9 million and $4.7 million for the six months ended June 30, 2025 and 2024, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive income (loss) and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$21,751	$—	$1	$(2)	$21,750
U.S. government sponsored entities	3,964	—	—	(1)	3,963
Corporate debt	107,290	—	15	(72)	107,233
Asset-backed securities (“ABS”) and other	3,513	—	2	—	$3,515
	$136,518	$—	$18	$(75)	$136,461
Long-term investments:
U.S. treasuries	$21,006	$—	$72	$(26)	$21,052
U.S. government sponsored entities	962	—	8	(55)	915
Corporate debt	36,421	—	404	(594)	36,231
Asset-backed securities (“ABS”) and other	51,886	—	379	(257)	52,008
	$110,275	$—	$863	$(932)	$110,206

	December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$29,515	$—	$20	$(18)	$29,517
Corporate debt	160,152	—	55	(57)	160,150
	$189,667	$—	$75	$(75)	$189,667
Long-term investments:
U.S. treasuries	$819	$—	$—	$(46)	$773
U.S. government sponsored entities	996	—	3	(70)	929
Corporate debt	31,820	—	139	(1,025)	30,934
ABS and other	18,731	—	114	(334)	18,511
	$52,366	$—	$256	$(1,475)	$51,147

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	June 30, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$14,598	$(3)	$780	$(25)	$15,378	$(28)
U.S. government sponsored entities	3,963	(1)	428	(55)	4,391	(56)
Corporate debt	87,237	(22)	18,348	(644)	105,585	(666)
ABS and other	6,509	(42)	3,541	(215)	10,050	(257)
	$112,307	$(68)	$23,097	$(939)	$135,404	$(1,007)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$—	$—	$10,050	$(64)	$10,050	$(64)
U.S. government sponsored entities	—	—	432	(70)	432	(70)
Corporate debt	15,654	(46)	25,520	(1,036)	41,174	(1,082)
ABS and other	6,393	(70)	4,333	(264)	10,726	(334)
	$22,047	$(116)	$40,335	$(1,434)	$62,382	$(1,550)
(1)The fair value excludes accrued interest receivable.
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross realized gains (1)	$—	$—	$8	$—
Gross realized losses (1)	$—	$—	$—	$—
(1)Recorded in other income, net in the condensed consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of June 30, 2025, the portfolio had a weighted average credit rating of AA- and a weighted term to contractual maturity of 5.7 years. As of June 30, 2025, the Company had 140 securities in the portfolio representing an unrealized aggregate loss of $1.0 million, or 0.4% of amortized cost, and a weighted average credit rating of AA-.
As of June 30, 2025, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$136,518	$136,461	$189,667	$189,667
Due after one year through five years	58,196	58,292	26,315	25,944
Due after five years through ten years	12,665	12,541	11,246	10,716
Due after ten years	39,414	39,373	14,805	14,487
	$246,793	$246,667	$242,033	$240,814
Weighted average contractual maturity		5.7 years		2.3 years
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,898	$—	$37,898	$37,597	$—	$37,597
Intangible assets (1)	19,424	(14,609)	4,815	19,123	(13,199)	5,924
	$57,322	$(14,609)	$42,713	$56,720	$(13,199)	$43,521
(1)Total weighted remaining average amortization period was 3.2 years and 3.5 years as of June 30, 2025 and December 31, 2024, respectively. Intangible assets principally include non-compete agreements and customer relationships.
The Company recorded amortization expense for intangible assets of $0.5 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months Ended June 30, 2025
Beginning balance	$37,597
Additions from acquisitions	—
Impact of foreign currency translation	301
Ending balance	$37,898
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

June 30, 2025
Remainder of 2025	$1,004
2026	1,387
2027	1,214
2028	1,210
2029	—
Thereafter	—
$4,815
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
As of June 30, 2025, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of June 30, 2025, there was no impairment of its intangible assets or goodwill.
5.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans as of June 30, 2025 and December 31, 2024 was $1.6 million and $1.2 million, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Security deposits	$—	$—	$1,289	$1,300
Employee notes receivable	146	28	30	88
Securities, held-to-maturity(1)	—	—	9,500	9,500
Loan performance fee receivable	4,047	3,310	13,886	12,529
Investments in convertible notes(2)	6,614	6,347	—	—
Other(3)	4,095	5,858	221	209
	$14,902	$15,543	$24,926	$23,626
(1)In connection with the Strategic Alliance with MTRCC, the Company holds a $9.5 million Mandatorily Redeemable Fixed-Rate Cumulative Preferred Stock investment in MTRCC, classified as held-to-maturity, which is expected to mature on August 26, 2027 and accrues interest based on the one-year treasury rate.
(2)The Company purchased convertible notes with principal balances aggregating $5.0 million during the fourth quarter 2023 in connection with strategic alliances with companies in the real estate sector. The convertible notes accrue interest at rates between 6% and 10%, are convertible into equity for premiums and mature in a weighted average of    0.44 years, subject to extension at the option of the holders. The Company has elected to account for its investments in convertible notes under the fair value option; see Note 7 – “Fair Value Measurements” for additional information.
(3)Other primarily includes customer trust accounts and prepaid lease costs.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Stock appreciation rights (“SARs”) liability (1)	$2,774	$2,603	$7,056	$9,518
Commissions payable to investment sales and financing professionals	33,206	63,952	11,419	15,608
Deferred compensation liability (1)	1,224	173	7,843	8,131
Other	224	469	—	—
	$37,428	$67,197	$26,318	$33,257
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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2025 and 2024 were 6.57% and 5.95%, respectively. MMI recorded interest expense related to this liability of $157,000 and $170,000 for

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the three months ended June 30, 2025 and 2024, respectively, and $313,000 and $340,000 for the six months ended June 30, 2025 and 2024, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the six months ended June 30, 2025 and 2024, the Company made total payments of $2.6 million and $2.5 million, respectively, consisting of principal and accumulated interest.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to 15-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the six months ended June 30, 2025 and 2024, the Company made total payments to participants of $230,000 and $121,000 respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Increase in the carrying value of the assets held in the rabbi trust (1)	$794	$280	$631	$969
Increase in the net carrying value of the deferred compensation obligation (2)	$(777)	$(161)	$(545)	$(736)
(1)Recorded in other income, net in the condensed consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Deferred consideration	$—	$411	$—	$—
Contingent consideration	597	4,614	223	117
Dividends payable	939	942	1,215	1,559
Loan guarantee obligation	1,739	1,426	5,791	5,238
Other	822	683	81	93
	$4,097	$8,076	$7,310	$7,007
6.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. In addition, the Company charges MMC for certain shared licensing arrangements. Under the TSA, the Company received net charge-backs during the three months ended June 30, 2025 and 2024 of $18,000 and $17,000, respectively, and during the six months ended June 30, 2025 and 2024 of $26,000 and $27,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three and six months ended June 30, 2025, the Company did not have any transactions with subsidiaries of MMC. For the three and six months ended June 30, 2024, the Company earned real estate brokerage commissions and financing fees of $290,000 and $1,020,000, respectively, from transactions with subsidiaries of MMC related to these services. For the three and six months ended June 30, 2024, the Company incurred cost of services of $168,000 and $610,000, respectively, related to this revenue.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $290,000 for both the three months ended June 30, 2025 and 2024, and $581,000 for both the six months ended June 30, 2025 and 2024. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The related operating lease right-of-use asset, net and operating lease liability as of June 30, 2025 was $6.6 million and $7.3 million, respectively and as of December 31, 2024 was $7.0 million and $7.6 million, respectively.
Amounts due to (from) MMC
As of June 30, 2025 and December 31, 2024, the Company recorded a net receivable of $2,800 and net payable of $1,000 with MMC, respectively. These amounts are included in other assets, current and accounts payable and accrued expenses, respectively, in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to non-executive employees from time-to-time. At June 30, 2025 and December 31, 2024, the aggregate principal amount for employee notes receivable was $176,000 and $116,000, respectively, which is

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
included in other assets in the accompanying condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data”.
As of June 30, 2025, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 38% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
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
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	June 30, 2025				December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$12,757	$—	$12,757	$—	$12,191	$—	$12,191	$—
Convertible notes	$6,614	$—	$—	$6,614	$6,347	$—	$—	$6,347
Cash equivalents (1):
Money market funds	23,868	23,868	—	—	90,737	90,737	—	—
	$23,868	$23,868	$—	$—	$90,737	$90,737	$—	$—
Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$21,750	$21,750	$—	$—	$29,517	$29,517	$—	$—
U.S. government sponsored entities	3,963	—	3,963	—	—	—	—	—
Corporate debt	107,233	—	107,233	—	160,150	—	160,150	—
ABS and other	3,515	—	3,515	—	—	—	—	—
	$136,461	$21,750	$114,711	$—	$189,667	$29,517	$160,150	$—
Long-term investments:
U.S. treasuries	$21,052	$21,052	$—	$—	$773	$773	$—	$—
U.S. government sponsored entities	915	—	915	—	929	—	929	—
Corporate debt	36,231	—	36,231	—	30,934	—	30,934	—
ABS and other	52,008	—	52,008	—	18,511	—	18,511	—
	$110,206	$21,052	$89,154	$—	$51,147	$773	$50,374	$—
Liabilities:
Contingent consideration	$820	$—	$—	$820	$4,731	$—	$—	$4,731
Deferred consideration	$—	$—	$—	$—	$411	$—	$411	$—
Deferred compensation liability	$9,067	$9,067	$—	$—	$8,304	$8,304	$—	$—
(1)Included in cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the six months ended June 30, 2025 and 2024.
During the six months ended June 30, 2025, the Company considered current and future interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2025 and December 31, 2024, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $7 million and $12 million, respectively. Assuming the achievement of the applicable performance criteria and time requirements, the Company anticipates these payments will be made over the next two years. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of operations.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning balance	$4,731	$5,482
Change in fair value of contingent consideration(1)	519	31
Payments of contingent consideration	(4,430)	—
Ending balance	$820	$5,513
(1)Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at June 30, 2025	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$820	Discounted cash flow	Expected life of cash flows	0.3-2.3 years	(0.9 years)
			Discount rate	3.8%-5.6%	(4.7%)
			Probability of achievement	0.1%-100.0%	(99.9%)

	Fair Value at December 31, 2024	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$4,731	Discounted cash flow	Expected life of cash flows	0.3-2.8 years	(0.4 years)
			Discount rate	4.8%-6.1%	(5.9%)
			Probability of achievement	0.0%-100.0%	(98.2%)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
The fair value of the convertible notes considered (i) the contractual maturity which may be extended at the option of the holders, (ii) a weighted average premium at settlement of 118% upon a subsequent financing, equity financing or a change in control, and (iii) a weighted average discount rate of 14.5%. During the six months ended June 30, 2025, the fair value of the convertible notes increased by approximately $267,000, primarily due to accrued interest and the reduction in the estimated time to settlement from a weighted average of 0.77 years to 0.58 years.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Stockholders’ Equity
Common Stock
As of June 30, 2025 and December 31, 2024, there were 38,996,974 and 38,856,790 shares of common stock, $0.0001 par value, issued and outstanding, which included unvested RSAs issued to non-employee directors, respectively. See Note 11 – “Loss per Share” for additional information.
On July 31, 2025, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of October 6, 2025, to stockholders of record at the close of business on September 15, 2025. The compensation committee of the Company’s Board of Directors (“Compensation Committee”) granted dividend equivalents to all unvested grants as of the record date.
As of June 30, 2025, the $2.2 million dividend payable related to unvested stock awards remain to be paid upon vesting of stock awards. The dividend payable is recorded in other liabilities in the condensed consolidated balance sheets, of which $1.2 million is classified as non-current. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
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
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program (the “Repurchase Program”) of up to $70 million. On May 2, 2023, the Company's Board of Directors approved an additional $70 million to repurchase common stock under the Repurchase Program. During the six months ended June 30, 2025, the Company repurchased and retired 242,821 shares of common stock for $7.4 million, at an average cost of $30.47 per share. As of June 30, 2025, $63.6 million remained authorized for repurchases under the Repurchase Program.
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
Grants are made from time to time by the Compensation Committee at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a Director Compensation Policy. The Compensation Committee, at its discretion, may credit dividend equivalents to certain unvested awards as provided in the Amended Plan. Any dividend equivalents credited to unvested awards are paid to the participant at the time the related grants vest. As of June 30, 2025, there were 2,649,204 shares available for future grants under the Amended Plan.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Awards Granted and Settled
Under the Amended Plan, the Company has issued RSAs to non-employee directors and RSUs to employees and independent contractors. RSAs vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. RSUs generally vest in equal annual installments over a four to five-year period from the date of grant or earlier as approved by the Compensation Committee. The Company has also issued PSUs under the Amended Plan, which are subject to a three-year cliff-vesting period, based on achievement of pre-determined performance targets. At the end of each reporting period, the Company evaluates the probability that the PSUs will vest. Compensation expense related to PSUs is recognized generally over the three-year performance period, based on the grant-date fair value and the probability that the pre-determined performance targets will be achieved. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are forfeited upon termination as a service provider. As of June 30, 2025, there were no issued or outstanding options or SARs under the Amended Plan.
During the six months ended June 30, 2025, 492,238 RSUs vested, with 141,661 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the Amended Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the Amended Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2024(1)	1,986,007	$38.74
Granted	272,648	36.90
Granted, with vesting subject to performance targets	74,916	37.95
Vested	(492,238)	38.99
Forfeited/canceled	(25,869)	36.96
Nonvested shares at June 30, 2025(1)	1,815,464	$38.30
(1)Nonvested RSUs will be settled through the issuance of new shares of common stock.
As of June 30, 2025, the Company had unrecognized stock-based compensation relating to RSUs, RSAs and PSUs of approximately $56.7 million, which is expected to be recognized over a weighted-average period of 2.9 years.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
amended, the “Amended ESPP”). The Amended ESPP was approved by the stockholders of the Company at the 2024 Annual Meeting of Stockholders.
The ESPP initially had 366,667 shares of common stock reserved, and 62,765 shares of common stock remain available for issuance under the Amended ESPP as of June 30, 2025. As of June 30, 2025, total unrecognized compensation cost related to the Amended ESPP was $103,000 and is expected to be recognized over a weighted average period of 0.37 years.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of operations and consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ESPP	$74	$54	$132	$108
RSUs, PSUs and RSAs	6,149	5,835	12,270	11,576
	$6,223	$5,889	$12,402	$11,684
10.    Income Taxes
The Company has historically calculated the provision for U.S. income taxes during interim reporting periods by applying the annual effective tax rate (“AETR”) method generally required by ASC 740-270. For the second quarter of 2025, the Company determined that the continued application of the AETR method was not reliable because sensitivity from nominal changes to projected pre-tax earnings can result in significant variability in the AETR. Consequently, the Company calculated its income taxes based on the actual year-to-date loss and concluded that this method (the “discrete method”), as allowed by ASC 740-270-30-18, is more appropriate than the AETR method for the three and six months ended June 30, 2025. Under the discrete method, the Company calculated its U.S. income tax benefit as though the interim year-to-date period was an annual period.
As a result of the change from the AETR method to the discrete method, the Company recognized a provision for income taxes of $7.3 million during the three months ended June 30, 2025, effectively reversing a significant portion of the income tax benefit of $9.5 million accrued during the three months ended March 31, 2025. The Company recognized a provision for income taxes of $2.1 million during the three months ended June 30, 2024. The effective income tax rate for the three months ended June 30, 2025 was (194.5)% under the discrete method, compared with (61.1)% for the same period in 2024 under the AETR method.
The benefit for income taxes was $2.2 million for the six months ended June 30, 2025, compared to $2.6 million in the same period in 2024. The effective income tax rate for the six months ended June 30, 2025 was 12.5% under the discrete method, compared with 14.6% for the same period in 2024 under the AETR method. For both the six months ended June 30, 2025 and 2024, the effective tax rate differs from the 21% federal statutory tax rate primarily due to non-deductible items and state income taxes.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Loss per Share
Basic and diluted loss per share for the three and six months ended June 30, 2025 and 2024, respectively, consisted of the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator (Basic and Diluted):
Net loss	$(11,035)	$(5,538)	$(15,457)	$(15,525)
Change in value for stock settled consideration(1)	—	3	5	24
Adjusted net loss	$(11,035)	$(5,535)	$(15,452)	$(15,501)
Denominator:
Basic
Weighted average common shares issued and outstanding	39,021	38,692	38,984	38,578
Deduct: Unvested RSAs (2)	(17)	(17)	(17)	(17)
Weighted average common shares outstanding	39,004	38,675	38,967	38,561
Basic loss per common share	$(0.28)	$(0.14)	$(0.40)	$(0.40)
Diluted
Weighted average common shares outstanding from above	39,004	38,675	38,967	38,561
Add: Dilutive effect of RSUs, RSAs, PSUs & ESPP(3)	—	—	—	—
Add: Contingently issuable shares(1)(3)	—	—	—	—
Weighted average common shares outstanding	39,004	38,675	38,967	38,561
Diluted loss per common share	$(0.28)	$(0.14)	$(0.40)	$(0.40)
Antidilutive shares excluded from diluted loss per common share(4)	1,297	1,296	1,184	1,220
(1)Relates to contingently issuable stock settled consideration.
(2)RSAs were issued to the non-employee directors and will vest in full on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(3)Shares related to the Company's RSUs, RSAs, PSUs, Amended ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for each of the three and six months ended June 30, 2025 and 2024 because inclusion of such shares would be antidilutive in a period of loss.
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
The following table presents selected financial information with respect to the Company's single reportable segment for the three and six months ended June 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Real estate brokerage commissions	$141,417	$135,423	$265,039	$244,898
Financing fees	26,259	18,294	44,389	32,721
Other revenue	4,600	4,650	7,886	9,852
Total revenue	172,276	158,367	317,314	287,471
Less:
Cost of services	106,618	98,081	194,966	174,949
Sales and production support	47,560	42,818	96,253	88,417
Facility expenses	8,367	9,006	17,126	18,295
Depreciation and amortization	3,153	3,329	6,002	6,751
Other segment items(1)	15,623	13,179	29,723	27,207
Interest expense	200	204	387	403
Other income	(5,498)	(4,812)	(9,477)	(10,380)
Income tax expense (benefit)	7,288	2,100	(2,209)	(2,646)
Total net expenses	183,311	163,905	332,771	302,996
Segment net loss	(11,035)	(5,538)	(15,457)	(15,525)
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(11,035)	$(5,538)	$(15,457)	$(15,525)

Other specified segment disclosures:
Interest income(2)	$4,387	$4,556	$8,406	$9,499
Interest expense	$200	$204	$387	$403
Other significant noncash items:
Stock-based compensation(3)	$6,223	$5,889	$12,402	$11,684
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
13.    Commitments and Contingencies
Credit Agreement
On September 25, 2023, the Company executed the First Amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), which provided for a $10 million line of credit and a maturity date of June 1, 2024. On May 30, 2024, the Company executed the Second Amendment to the Second Amended Restated Credit Agreement which extended the maturity date to June 1, 2025. On May 9, 2025, the Company executed the

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Third Amendment to the Second Amended Restated Credit Agreement, which further extended the maturity date to June 1, 2026 (the “Credit Facility”).
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Facility are available for general corporate purposes and working capital. The Credit Facility includes a $3 million sublimit for the issuance of standby letters of credit of which $1.1 million was utilized at June 30, 2025. Borrowings under the Credit Facility bear interest at the Daily Simple SOFR rate plus a spread of 175 basis points. In connection with the amendments to the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.5% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fees are included in interest expense in the accompanying condensed consolidated statements of operations and were $42,000 and $33,000 for the three months ended June 30, 2025 and 2024, respectively, and $74,000 and $63,000 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, there were no amounts outstanding under the Credit Agreement.
The Credit Facility contains customary covenants, including financial covenants, financial reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain total liquidity including cash and cash equivalents and marketable securities, held for sale of $100 million and an average daily cash balance of $35 million with the Bank, on a combined basis with all the guarantors, calculated as of the end of the month. In addition, the Credit Facility requires that $10 million of the minimum daily average cash deposits be held in a blocked account at the Bank, as cash collateral. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of June 30, 2025, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS Agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of June 30, 2025, the Company has agreed to a maximum aggregate guarantee obligation of $371.1 million relating to loans with an unpaid balance of $2,281.0 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. As of June 30, 2025 and December 31, 2024, the Company has recorded an allowance for loss-sharing obligations of $161,000 and $174,000, respectively. As of June 30, 2025 and December 31, 2024, the Company pledged $847,000 and $678,000, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of June 30, 2025 aggregated $8.2 million.
14.    Subsequent Events
On July 31, 2025, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or approximately $10.2 million, with a payment date of October 6, 2025, to stockholders of record at the close of business on September 15, 2025.

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
The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, including the “Risk Factors” section and the consolidated financial statements and notes included therein.

Overview
We are a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of June 30, 2025, we had 1,640 investment sales and financing professionals that are primarily exclusive independent contractors operating in more than 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three and six months ended June 30, 2025, we closed 2,070 and 3,776 investment sales, financing and other transactions with total sales volume of approximately $12.3 billion and $21.7 billion, respectively. During the year ended December 31, 2024, we closed 7,836 investment sales, financing and other transactions with total sales volume of approximately $49.6 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and by providing leasing, consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended June 30, 2025, approximately 82% of our revenue was generated from real estate brokerage commissions, 15% from financing fees and 3% from other real estate related services.
We divide commercial real estate into four major markets, characterized by price:
•Properties priced less than $1 million;
•Private client market: properties priced from $1 million to up to but less than $10 million;
•Middle market: properties priced from $10 million to up to but less than $20 million; and
•Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the $1 million - $10 million private client market, which contributed approximately 66% and 63% of our real estate brokerage commissions during the three months ended June 30, 2025 and 2024, respectively, and approximately 65% of our real estate brokerage commissions during both the six months ended June 30, 2025 and 2024. The following table sets forth the number of transactions, sales volume and revenue by each commercial real estate market for real estate brokerage:

	Three Months Ended June 30,
	2025			2024			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	214	$122	$5,651	207	$116	$5,352	7	$6	$299
Private Client Market ($1 – <$10 million)	1,030	3,345	93,514	922	2,899	84,816	108	446	8,698
Middle Market ($10 – <$20 million)	71	933	19,223	79	1,082	19,135	(8)	(149)	88
Larger Transaction Market (≥$20 million)	60	3,616	23,029	64	3,072	26,120	(4)	544	(3,091)
	1,375	$8,016	$141,417	1,272	$7,169	$135,423	103	$847	$5,994

	Six Months Ended June 30,
	2025			2024			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	413	$245	$10,676	393	$219	$10,116	20	$26	$560
Private Client Market ($1 – <$10 million)	1,862	6,033	171,219	1,730	5,489	157,979	132	544	13,240
Middle Market ($10 – <$20 million)	156	2,135	40,112	138	1,884	34,228	18	251	5,884
Larger Transaction Market (≥$20 million)	119	6,262	43,032	113	5,238	42,575	6	1,024	457
	2,550	$14,675	$265,039	2,374	$12,830	$244,898	176	$1,845	$20,141
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
The reset of U.S. trade policy in April raised uncertainty in the financial markets. Expectations of an inflation surge, higher interest rates and a weakening economic outlook led to increased investor caution, causing activity to briefly falter. Nonetheless, key economic indicators through the second quarter continued to demonstrate generally positive momentum, with about 191,000 new jobs added in the quarter, increasing the first half of 2025 total to 597,000 new jobs. The unemployment rate remained stable, ending the second quarter at 4.1% although the labor force participation rate has receded modestly and the number of new job openings has retreated. In the June reading, retail sales showed some recovery from the softening trend of the prior two months. Other signs of economic slowing included slackening home sales, lowered consumer confidence and a modest uptick in inflation.
Although the economy remains generally sound, the lack of clarity from the U.S. presidential administration regarding tariffs and trade policy has made it increasingly difficult to predict the economic outlook. Recession risk remains modestly elevated, and inflation risk continues to be a top concern. The Federal Reserve has remained cautious in its outlook, with most predictions of a potential reduction of the overnight rate occurring in September 2025 at the earliest. The U.S. presidential administration has announced a variety of trade deals, most notably with the U.K., Japan and the European Union. However, on July 31, 2025, the administration announced sweeping tariffs effective on August 7, 2025 on most countries that had not reached a trade deal. If additional trade deals are entered into, with tariffs being lowered and stabilized, the economic outlook could strengthen.
Within the broader economic context, commercial real estate fundamentals remain sturdy, with most property types delivering positive space absorption. Apartment demand remained robust through the first half of 2025, exceeding elevated construction completions and supporting modest but positive rent gains. Retail space demand was marginally negative through the first half of 2025, but the resulting uptick in vacancy has been minimal. Industrial space demand has remained nominally positive, and office space demand has continued to gain momentum.
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
Although apartment and industrial construction remains elevated, the supply additions are concentrated in select markets and the pace of deliveries is tapering. Oversupply risks in most markets are beginning to diminish as elevated capital costs join rising tariffs on building materials and construction labor shortages to drive construction costs higher. Retail and office development was already low entering 2025, with little sign of a revival. Apartment starts have fallen by 77% from their peak in 2022, and industrial completions in 2025 are expected to fall to approximately 250 million square feet, their lowest level since 2015. As a result, receding new supply risks in 2025 should aid commercial real estate performance in the coming quarters.
The commercial real estate space demand outlook for 2025 remains uncertain. Core drivers including job creation, retail sales and modest gains in office attendance through the second quarter of 2025 suggest positive momentum, but the broader economic climate could impact the trajectory either positively or negatively. If the U.S. economy enters a recession, space demand for all types of commercial real estate could be negatively impacted. However, if a trade war is averted, tariffs stabilize and sentiment increases, space demand could be bolstered.
Although space demand for apartments and office space remain positive, sectors facing increased trade and tariff risk have experienced slackening demand. Retail space absorption has been modestly negative for two consecutive quarters and industrial space demand turned negative in the second quarter. Although uncertainty surrounding trade policy has impacted retail and industrial space demand, if additional trade deals are negotiated and if tariffs are stabilized, space demand could quickly recover.
Apartment vacancy rates continued to trend lower in the second quarter, reaching 4.4% with unit absorption totaling 790,000 units in the trailing 12 months – the strongest 12-month total in more than 30 years. If the pace of construction is further slowed by tariffs on construction materials and more stringent immigration policy reducing the available construction labor force, new supply risks would continue to abate, raising the prospect of strengthening multifamily fundamentals. Office demand has likewise continued to improve, marking a fifth consecutive quarter of positive space absorption. Though vacancy rates remain elevated for the sector as a whole, select sub-segments of office properties in a variety of markets continue to draw tenant demand. Retail space demand has modestly slackened, but the vacancy rate remains below 5%. Like retail space demand, hotel demand has eased, particularly as international travel to the United States has been impacted by trade policies. In addition, elevated uncertainty and weakened consumer confidence have impacted leisure travel. Should trade deals be established and policies normalized, confidence could improve and hotel room demand could quickly revive.
The commercial real estate space demand outlook remains difficult to discern amid the dramatic policy shifts enacted by the new U.S. presidential administration. Increased uncertainty, weakened sentiment and risks of a recession and higher inflation could slow decision making, causing commercial real estate space demand to falter. If policy clarity emerges, commercial real estate space demand could be reinvigorated. Nonetheless, all commercial real estate property types have entered the new cycle on sound footing, suggesting a durable performance outlook.

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
Interest rate volatility following the rapid trade policy changes in early April has given way to range-bound movements, with the key 10-year treasury benchmark remaining near 4.5%. Interest rate risks have been exacerbated by President Trump’s threats to remove Jerome Powell as the head of the Federal Reserve, risking the independence of the Federal Reserve. While lender spreads had been tightening prior to April, the rising risk of inflation, policy uncertainty and financial market volatility have led to increased lender caution. Although debt capital liquidity remains strong, many lenders have increased their safety spreads, resulting in a modest increase in lending rates.
The combination of limited federal policy transparency and inflation risks posed by tariffs have caused the Federal Reserve to await further clarity before making any decisions on monetary policy. The prevailing sentiment by Wall Street is that the Federal Reserve will cut rates once or twice this year, but Chairman Powell has clearly stated that until clarity emerges, the Federal Reserve will likely hold the overnight rate flat. Nonetheless, the Federal Reserve’s influence on longer term rates like the 10-year treasury, which more directly influence commercial real estate lending rates, is limited. Following the institution of the “Liberation Day” tariffs, international capital began to migrate out of U.S. bonds and financial assets, putting upward pressure on interest rates. Looking forward, long-term rates may be more influenced by international capital flows and treasury issuance than by the Federal Reserve.
Although economic uncertainty together with financial market and interest rate volatility normally tend to increase investor caution, capital flows into commercial real estate could potentially be bolstered. As a “hard asset” with some level of resistance to inflation, recessions and financial market volatility, investment into commercial real estate could benefit from the current economic climate. The repricing of commercial real estate assets over the last three years has enhanced the yield profile, supporting positive or neutral leverage in many markets and property types. In addition, the passage of the new tax act provides some benefits and additional clarity to the commercial real estate market. Bonus depreciation rules, increased state and local tax (“SALT”) allowances, and increased deductibility of interest paid on commercial real estate could bolster investment activity. Furthermore, by making many of the new tax rules permanent, investors can rely on greater tax policy certainty, allowing them to deploy longer-term investment strategies. Whether capital migrates to commercial properties will likely depend on the risk perception of the broader financial market, but other hard assets have already experienced increased demand in the wake of the rapid policy shifts and financial market downturn.
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
In the second quarter of 2025, commercial real estate transaction activity increased by 12% compared to the same quarter last year, led by velocity gains in office and retail property sales. Apartment transactions increased by 12% on a year-over-year basis, while industrial and seniors housing sales flattened and hotel property sales activity declined. The transaction uptick reflects the continuance of transactions initiated in the first quarter when the expectation gap had narrowed, but recent financial market volatility and uncertainty surrounding trade and the economy could re-widen expectations. Clarity on investor expectations in the new trade and economic climate have yet to fully emerge.
Several metrics traditionally associated with rising transaction activity velocity, including increased exclusive inventory being brought to market and rising requests for Broker Opinions of Value, suggest that transactional momentum could be sustained in the coming quarters. Nonetheless, the variety of potential headwinds facing the sector including the economy, interest rates, financial market trends, geopolitical and commercial real estate pricing clarity could ultimately suppress activity in the second half of 2025. In the current uncertain climate, defensive assets such as single-tenant net lease properties backed by high-credit tenants and medical office assets continue to receive buyer interest. Apartment properties, supported by positive long-term drivers including robust demographics of the renter-aged population and the high cost of homeownership is also a favored property segment. Another important factor influencing the investor outlook is the renewal of many of the 2017 Tax Cuts and Jobs Act provisions. Accelerated depreciation, pass-through entity deductions, increases in Low Income Housing Tax Credit (LIHTC) allocations, increased SALT deductions and the renewal of Opportunity Zones could benefit commercial real estate investment. Ultimately, market velocity will be dictated by a combination of the economic outlook, financial market trends, geopolitical forces, Federal Reserve action, interest rates and the buyer/seller expectation gap. If trade policy stabilizes, uncertainty abates and investor sentiment rises, we believe commercial real estate investment activity could gain additional momentum.
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
Provision (Benefit) for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of (i) a change in the second quarter of 2025 from the annual effective tax rate (“AETR”) to the discrete method, (ii) the change in the mix of our activities in the jurisdictions in which we operate due to differing tax rates in those jurisdictions and (iii) the impact of permanent items, including compensation charges, qualified transportation fringe benefits, uncertain tax positions, meals and entertainment and tax-exempt deferred compensation plan assets. Our provision (benefit) for income taxes includes the windfall tax benefits and shortfall expenses, net, from shares issued in connection with our Amended Plan and Amended ESPP. For a discussion of our determination to change from the application of the AETR method for quarterly periods to the discrete method, please see Note 10 – “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law in the U.S. This bill contains a broad range of tax reform provisions. The Company is evaluating the future impact of these tax law changes. However, we do not expect the legislation to have a material impact on our consolidated financial statements.
Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2025 and 2024. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended June 30, 2025 and 2024, we closed 2,070 and 1,800 investment sales, financing and other transactions, respectively, with total sales volume of approximately $12.3 billion and $9.5 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Brokerage	2025	2024	2025	2024
Average Number of Investment Sales Professionals	1,543	1,620	1,560	1,629
Average Number of Transactions per Investment Sales Professional	0.89	0.79	1.63	1.46
Average Commission per Transaction	$102,849	$106,465	$103,937	$103,159
Average Commission Rate	1.76%	1.89%	1.81%	1.91%
Average Transaction Size (in thousands)	$5,830	$5,636	$5,755	$5,404
Total Number of Transactions	1,375	1,272	2,550	2,374
Total Sales Volume (in millions)	$8,016	$7,169	$14,675	$12,830

	Three Months Ended June 30,		Six Months Ended June 30,
Financing (1)	2025	2024	2025	2024
Average Number of Financing Professionals	101	100	102	100
Average Number of Transactions per Financing Professional	4.05	2.72	7.31	5.06
Average Fee per Transaction	$53,448	$51,184	$48,594	$49,331
Average Fee Rate	0.64%	0.76%	0.68%	0.72%
Average Transaction Size (in thousands)	$8,294	$6,705	$7,131	$6,885
Total Number of Transactions	409	272	746	506
Total Financing Volume (in millions)	$3,392	$1,824	$5,320	$3,484
(1)Operating metrics exclude certain financing fees not directly associated with transactions.

Comparison of Three Months Ended June 30, 2025 and 2024
Below are key operating results for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 (dollars in thousands):

	Three Months Ended June 30, 2025	Percentage of Revenue	Three Months Ended June 30, 2024	Percentage of Revenue	Change
					Dollar	Percentage
Revenue:
Real estate brokerage commissions	$141,417	82.1%	$135,423	85.5%	$5,994	4.4%
Financing fees	26,259	15.2	18,294	11.6	7,965	43.5%
Other revenue	4,600	2.7	4,650	2.9	(50)	(1.1)%
Total revenue	172,276	100	158,367	100	13,909	8.8%
Operating expenses:
Cost of services	106,618	61.9	98,081	61.9	8,537	8.7%
Selling, general and administrative	71,550	41.5	65,003	41.1	6,547	10.1%
Depreciation and amortization	3,153	1.8	3,329	2.1	(176)	(5.3)%
Total operating expenses	181,321	105.2	166,413	105.1	14,908	9.0%
Operating loss	(9,045)	(5.2)	(8,046)	(5.1)	(999)	12.4%
Other income, net	5,498	3.1	4,812	3.0	686	14.3%
Interest expense	(200)	(0.1)	(204)	(0.1)	4	(2.0)%
Loss before benefit for income taxes	(3,747)	(2.2)	(3,438)	(2.2)	(309)	9.0%
Provision for income taxes	7,288	4.2	2,100	1.3	5,188	247.0%
Net loss	$(11,035)	(6.4)%	$(5,538)	(3.5)%	$(5,497)	99.3%
Adjusted EBITDA(1)	$1,456	0.8%	$1,441	0.9%	$15	1.0%
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
Revenue
Total revenue was $172.3 million for the three months ended June 30, 2025 compared to $158.4 million for the same period in 2024, an increase of $13.9 million, or 8.8%. Total revenue increased as a result of increases in real estate brokerage commissions and financing fees, partially offset by a reduction in other revenue, as described below. See “Factors Affecting Our Business” for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions increased to $141.4 million for the three months ended June 30, 2025 from $135.4 million for the same period in 2024, an increase of $6.0 million, or 4.4%. The increase was the result of total sales volume increasing by 11.8%, partially offset by a reduction of 13 basis points in the average commission rate earned during the three months ended June 30, 2025 compared to the same period in 2024. The reduction in the average commission rate is primarily the result of the increase in the average transaction size as larger transactions generally have smaller commission rates. Private Client Market revenue increased by 10.3%, while the combined Middle Market and Larger Transaction Market revenue decreased by 6.6%. The overall average transaction size increased by 3.4%.
Financing fees. Revenue from financing fees increased to $26.3 million for the three months ended June 30, 2025 from $18.3 million for the same period in 2024, an increase of $8.0 million, or 43.5%, resulting primarily from a 86.0% increase in total financing volume, partially offset by 12 basis point decrease in the average fee rate during the three months ended June 30, 2025 compared to the same period in 2024. The reduction in the average fee rate is primarily the result of the increase in the average transaction size as larger transactions generally have smaller commission rates.
Other revenue. Other revenue of $4.6 million for the three months ended June 30, 2025 was comparable to the $4.7 million for the same period in 2024.

Total Operating Expenses
Total operating expenses were $181.3 million for the three months ended June 30, 2025 compared to $166.4 million for the same period in 2024, an increase of $14.9 million, or 9.0%. The change was primarily due to an increase of $8.5 million in cost of services and an increase of $6.5 million in selling, general and administrative expense as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services increased to $106.6 million for the three months ended June 30, 2025 from $98.1 million for the same period in 2024 as a result of increased revenue. Cost of services as a percentage of total revenue was 61.9% for the second quarters of both 2025 and 2024.
Selling, general, and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2025 increased to $71.6 million, from $65.0 million for the same period in 2024, an increase of $6.6 million or 10.1%. The increase was primarily due to (i) an increase in compensation related costs, (ii) increased investment in business development, marketing and other support related to the long-term talent acquisition and retention of our investment sales and financing professionals and (iii) the change in valuation of deferred contingent consideration.
Depreciation and amortization expense. Depreciation and amortization expense decreased to $3.1 million for the three months ended June 30, 2025 from $3.3 million compared to the same period in 2024, a decrease of $0.2 million, or 5.3%. The decrease primarily relates to accelerated amortization and impairment of certain intangible assets recorded in the second half of 2024 resulting from changes in estimates.
Other Income, Net
Other income, net increased to $5.5 million for the three months ended June 30, 2025 from $4.8 million for the same period in 2024. The increase of $0.7 million was primarily driven by an increase investment gain related to the assets held in the rabbi trust, partially offset by decreased interest income due to a decreased average yield on the Company's investments during the period compared to the same period in prior year.
Interest Expense
Interest expense decreased by an immaterial amount for the three months ended June 30, 2025 compared to the same period in 2024, and primarily relates to interest expense on the Company’s SARs liability.
Provision for Income Taxes
The provision for income taxes was $7.3 million for the three months ended June 30, 2025, compared to $2.1 million for the same period in 2024. The effective income tax rate for the three months ended June 30, 2025, was (194.5)% compared to (61.1)% for the same period in 2024. The change in the effective tax rate is primarily due to the application of the discrete method for the three and six months ended June 30, 2025 compared to the annual effective tax rate method for the three and six months ended June 30, 2024 as discussed in Note 10 – “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Comparison of Six Months Ended June 30, 2025 and 2024
Below are key operating results for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 (dollars in thousands):

	Six Months Ended June 30, 2025	Percentage of Revenue	Six Months Ended June 30, 2024	Percentage of Revenue	Change
					Dollar	Percentage
Revenue:
Real estate brokerage commissions	$265,039	83.5%	$244,898	85.2%	$20,141	8.2%
Financing fees	44,389	14.0	32,721	11.4	11,668	35.7%
Other revenue	7,886	2.5	9,852	3.4	(1,966)	(20.0)%
Total revenue	317,314	100	287,471	100	29,843	10.4%
Operating expenses:
Cost of services	194,966	61.4	174,949	60.9	20,017	11.4%
Selling, general and administrative	143,102	45.1	133,919	46.6	9,183	6.9%
Depreciation and amortization	6,002	1.9	6,751	2.3	(749)	(11.1)%
Total operating expenses	344,070	108.4	315,619	109.8	28,451	9.0%
Operating loss	(26,756)	(8.4)	(28,148)	(9.8)	1,392	(4.9)%
Other income, net	9,477	2.9	10,380	3.6	(903)	(8.7)%
Interest expense	(387)	(0.1)	(403)	(0.1)	16	(4.0)%
Loss before benefit for income taxes	(17,666)	(5.6)	(18,171)	(6.3)	505	(2.8)%
Benefit for income taxes	(2,209)	(0.7)	(2,646)	(0.9)	437	(16.5)%
Net loss	$(15,457)	(4.9)%	$(15,525)	(5.4)%	$68	(0.4)%
Adjusted EBITDA(1)	$(7,286)	(2.3)%	$(8,641)	(3.0)%	$1,355	15.7%
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
Revenue
Total revenue was $317.3 million for the six months ended June 30, 2025 compared to $287.5 million for the same period in 2024, an increase of $29.8 million, or 10.4%. Total revenue increased as a result of increases in real estate brokerage commissions and financing fees, partially offset by a reduction in other revenue, as described below. See “Factors Affecting Our Business” for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions increased to $265.0 million for the six months ended June 30, 2025 from $244.9 million for the same period in 2024, an increase of $20.1 million, or 8.2%. The increase was the result of total sales volume increasing by 14.4%, partially offset by a reduction of 10 basis points in the average commission rate earned during the six months ended June 30, 2025 compared to the same period in 2024. The reduction in the average commission rate is primarily the result of the increase in the average transaction size as larger transactions generally have smaller commission rates. Private Client Market revenue increased by 8.4%, and the combined Middle Market and Larger Transaction Market revenue increased by 8.3%. The overall average transaction size increased by 6.5%.
Financing fees. Revenue from financing fees increased to $44.4 million for the six months ended June 30, 2025 from $32.7 million for the same period in 2024, an increase of $11.7 million, or 35.7%, resulting primarily from a 52.7% increase in total financing volume, partially offset by a four basis point decrease in the average fee rate during the six months ended June 30, 2025 compared to the same period in 2024. The reduction in the average fee rate is primarily the result of the increase in the average transaction size as larger transactions generally have smaller commission rates.

Other revenue. Other revenue decreased to $7.9 million for the six months ended June 30, 2025 from $9.9 million for the same period in 2024, a decrease of $2.0 million, or 20.0%, resulting primarily from a decrease in leasing fees.
Total Operating Expenses
Total operating expenses were $344.1 million for the six months ended June 30, 2025 compared to $315.6 million for the same period in 2024, an increase of $28.5 million, or 9.0%. The change was primarily due to an increase of $20.0 million in cost of services and an increase of $9.2 million in selling, general and administrative expenses as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services increased to $195.0 million for the six months ended June 30, 2025 from $174.9 million for the same period in 2024 as a result of increased revenue. Cost of services as a percentage of total revenue increased by 50 basis points to 61.4% compared to the same period in 2024 primarily due to our senior investment sales and financing professionals earning a higher amount of additional commissions.
Selling, general, and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2025 increased to $143.1 million, from $133.9 million for the same period in 2024, an increase of $9.2 million or 6.9%. The increase was primarily due to (i) an increase in compensation related costs and (ii) increased investment in business development, marketing and other support related to the long-term talent acquisition and retention of our investment sales and financing professionals.
Depreciation and amortization expense. Depreciation and amortization expense decreased to $6.0 million for the six months ended June 30, 2025 from $6.8 million compared to the same period in 2024, a decrease of $0.7 million, or 11.1%. The decrease primarily relates to accelerated amortization and impairment of certain intangible assets recorded in the second half of 2024 resulting from changes in estimates.
Other Income, Net
Other income, net decreased to $9.5 million for the six months ended June 30, 2025 from $10.4 million for the same period in 2024. The decrease of $0.9 million was primarily driven by a decrease in interest income due to a decreased average yield on the Company's investments during the period compared to the same period in prior year.
Interest Expense
Interest expense decreased by an immaterial amount for the six months ended June 30, 2025 compared to the same period in 2024, and primarily relates to interest expense on the Company’s SARs liability.
Benefit for Income Taxes
The benefit for income taxes was $2.2 million for the six months ended June 30, 2025, compared to $2.6 million for the same period in 2024. The effective income tax rate for the six months ended June 30, 2025, was 12.5% compared to 14.6% for the same period in 2024. The determination of the applicable tax rate was based on the discrete method for the six months ended June 30, 2025, compared to the annual effective tax rate method for the same period in 2024 as discussed in Note 10 – “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(11,035)	$(5,538)	$(15,457)	$(15,525)
Adjustments:
Interest income and other(1)	(4,373)	(4,543)	(8,411)	(9,308)
Interest expense	200	204	387	403
Provision (benefit) for income taxes	7,288	2,100	(2,209)	(2,646)
Depreciation and amortization	3,153	3,329	6,002	6,751
Stock-based compensation	6,223	5,889	12,402	11,684
Adjusted EBITDA	$1,456	$1,441	$(7,286)	$(8,641)
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
Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $67.4 million to $86.0 million at June 30, 2025, compared to $153.4 million at December 31, 2024. The following table sets forth our summary cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash flows used in operating activities	$(31,821)	$(50,170)
Net cash flows (used in) provided by investing activities	(10,076)	58,777
Net cash flows used in financing activities	(25,858)	(17,229)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	264	(138)
Net decrease in cash, cash equivalents, and restricted cash	(67,491)	(8,760)
Cash, cash equivalents, and restricted cash at beginning of period	153,445	170,753
Cash, cash equivalents, and restricted cash at end of period	$85,954	$161,993

Operating Activities
Cash flows used in operating activities were $31.8 million for the six months ended June 30, 2025 compared to $50.2 million for the same period in 2024. The $18.3 million decrease in cash flows used in operating activities for the six months ended June 30, 2025 compared to the same period in 2024 primarily relates to a reduction in advances and loans in the current year compared to the same period in prior year and the effect of the timing of certain cash receipts and payments.
Investing Activities
Cash flows used by investing activities were $10.1 million for the six months ended June 30, 2025 compared to cash flows provided by investing activities of $58.8 million for the same period in 2024. The $68.9 million increase in cash flows used by investing activities for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to an increase of $69.8 million in the amount of purchases of securities, net of proceeds from sales and maturities of securities in 2025 compared to the same period in 2024.
Financing Activities
Cash flows used in financing activities were $25.9 million for the six months ended June 30, 2025 compared to $17.2 million for the same period in 2024. The $8.6 million increase in cash flows used in financing activities is primarily due to the $6.8 million increase in cash paid for stock repurchases in 2025 compared to the same period in 2024 along with $1.1 million in principal payments for deferred and contingent consideration in 2025 compared to no such payments in the same period in 2024.
Liquidity
We believe that our existing balances of cash, cash equivalents, cash flows expected to be generated from our operations, and proceeds from the maturities and possible sales of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months and the foreseeable future. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of June 30, 2025, cash, excluding restricted cash, cash equivalents, and marketable debt securities, available-for-sale, aggregated $321.8 million.
Credit Agreement
Our credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”) provides for a $10 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2026. The Company maintains a $10 million restricted cash balance in support of the Credit Agreement. The Company is monitoring covenant compliance on a regular basis to ensure continued compliance with the Credit Agreement. Our ability to borrow under our Credit Agreement is limited by our ability to comply with its covenants or obtain necessary waivers. See Note 12 – “Commitments and Contingencies” of our Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae, which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of June 30, 2025, the Company has agreed to a maximum aggregate guarantee obligation of $371.1 million relating to loans with an unpaid balance of $2,281.0 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement, and the Company has recorded an allowance for losses of $161,000 as of June 30, 2025 related to these guarantee obligations. The Company is required to provide cash collateral to MTRCC for this obligation, and this is reflected as $0.8 million of restricted cash as of June 30, 2025, which is included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets.
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
The annual CPI inflation rate in the U.S. peaked at 9.1% in June 2022, the highest annual inflation rate since November 1981. CPI inflation fell to 2.4% as of March 2025, but has since risen to 2.7%. In 2022 through 2023, the Federal Reserve increased the federal funds rate to the 5.25%-5.5% range in an effort to combat inflation, which had an adverse impact on commercial real estate transactions. In the latter part of 2024, the Federal Reserve lowered the overnight rate by 100 basis points to the 4.25%-4.5% range, which was a positive trend for investors, but the 10-year treasury rate has remained range-bound in the low- to mid-4% range keeping the cost of debt capital elevated.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of June 30, 2025, the fair value of investments in marketable debt securities, available-for-sale was $246.7 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management, yield management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average credit rating of our portfolio investments (exclusive of cash, cash equivalents, and restricted cash) was AA- as of June 30, 2025. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.

Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of June 30, 2025 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease …..................	$6,229
1% Decrease …..................	$3,115
1% Increase …..................	$(3,116)
2% Increase …..................	$(6,233)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on such evaluation, our management has concluded that as of June 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Share repurchase activity during the three months ended June 30, 2025 was as follows:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2025 - April 30, 2025	161,165	$31.04	161,165	$65,523,654
May 1, 2025 - May 31, 2025	57,288	$28.45	57,288	$63,894,065
June 1, 2025 - June 30, 2025	11,830	$28.80	11,830	$63,553,408
Total	230,283		230,283	$63,553,408
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
(2)As of June 30, 2025, the Company had outstanding authorization to purchase up to $140 million of the Company's common stock under its common stock repurchase program announced on August 2, 2022, of which $76.4 million had been utilized.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Third Amendment to the Second Amended and Restated Credit Agreement dated May 9, 2025, by and between Marcus & Millichap, Inc. and Wells Fargo Bank National Association

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	August 7, 2025	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)