Form 10-Q
period 2025-09-30
Marcus & Millichap, Inc.
filed 2025-11-07
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of November 4, 2025 was 38,922,604 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash, cash equivalents, and restricted cash (restricted cash of $11,036 and $10,678 at September 30, 2025 and December 31, 2024, respectively)	$117,360	$153,445
Commissions receivable	17,931	18,804
Prepaid expenses	8,871	9,311
Income tax receivable	6,371	6,030
Marketable debt securities, available-for-sale (amortized cost of $129,413 and $189,667 at September 30, 2025 and December 31, 2024, respectively, and $0 allowance for credit losses)	129,420	189,667
Advances and loans, net	12,405	17,519
Other assets, current	17,449	15,543
Total current assets	309,807	410,319
Property and equipment, net	24,487	26,139
Operating lease right-of-use assets, net	75,257	81,120
Marketable debt securities, available-for-sale (amortized cost of $134,567 and $52,366 at September 30, 2025 and December 31, 2024, respectively, and $0 allowance for credit losses)	134,719	51,147
Assets held in rabbi trust	13,266	12,191
Deferred tax assets, net	48,711	48,080
Goodwill and other intangible assets, net	42,026	43,521
Advances and loans, net	139,063	173,657
Other assets, non-current	25,158	23,626
Total assets	$812,494	$869,800
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$14,715	$13,737
Deferred compensation and commissions	42,192	67,197
Operating lease liabilities	19,278	18,522
Accrued bonuses and other employee related expenses	18,758	25,485
Other liabilities, current	18,243	8,076
Total current liabilities	113,186	133,017
Deferred compensation and commissions	29,793	33,257
Operating lease liabilities	59,277	65,701
Other liabilities, non-current	7,997	7,007
Total liabilities	210,253	238,982
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 39,061,075 and 38,856,790 at September 30, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	186,778	173,340
Retained earnings	415,288	458,907
Accumulated other comprehensive income (loss)	171	(1,433)
Total stockholders’ equity	602,241	630,818
Total liabilities and stockholders’ equity	$812,494	$869,800
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Real estate brokerage commissions	$162,166	$141,970	$427,205	$386,868
Financing fees	26,292	20,582	70,681	53,303
Other revenue	5,434	5,959	13,320	15,811
Total revenue	193,892	168,511	511,206	455,982
Operating expenses:
Cost of services	120,996	104,754	315,962	279,703
Selling, general and administrative	72,527	70,672	215,629	204,591
Depreciation and amortization	2,743	4,550	8,745	11,301
Total operating expenses	196,266	179,976	540,336	495,595
Operating loss	(2,374)	(11,465)	(29,130)	(39,613)
Other income, net	4,041	5,321	13,518	15,701
Interest expense	(197)	(208)	(584)	(611)
Income (loss) before provision (benefit) for income taxes	1,470	(6,352)	(16,196)	(24,523)
Provision (benefit) for income taxes	1,230	(967)	(979)	(3,613)
Net income (loss)	$240	$(5,385)	$(15,217)	$(20,910)

Earnings (loss) per share:
Basic	$0.01	$(0.14)	$(0.39)	$(0.54)
Diluted	$0.01	$(0.14)	$(0.39)	$(0.54)
Weighted average common shares outstanding:
Basic	39,013	38,762	38,982	38,629
Diluted	39,175	38,762	38,982	38,629
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$240	$(5,385)	$(15,217)	$(20,910)
Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	213	1,303	1,039	1,241
Reclassification adjustment for net gains and losses included in other income, net	—	—	(6)	—
Net change, net of tax of $72 and $344 for the three and nine months ended September 30, 2025 and $434 and $418 for the three and nine months ended 2024, respectively	213	1,303	1,033	1,241
Foreign currency translation gain (loss), net of tax of $0 for each of the three and nine months ended September 30, 2025 and 2024, respectively	(367)	193	571	(338)
Total other comprehensive (loss) income	(154)	1,496	1,604	903
Comprehensive income (loss)	$86	$(3,889)	$(13,613)	$(20,007)
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	—	$—	38,996,974	$4	$181,624	$425,822	$325	$607,775
Net and comprehensive income (loss)	—	—	—	—	—	240	(154)	86
Dividends	—	—	—	—	—	(10,148)	—	(10,148)
Stock-based award activity
Stock-based compensation	—	—	—	—	5,966	—	—	5,966
Issuance of common stock for vesting of restricted stock units	—	—	112,155	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(26,321)	—	(812)	—	—	(812)
Repurchases of common stock	—	—	(21,733)	—	—	(626)	—	(626)
Balance as of September 30, 2025	—	$—	39,061,075	$4	$186,778	$415,288	$171	$602,241

	Three Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	—	$—	38,729,323	$4	$161,895	$466,132	$(1,361)	$626,670
Net and comprehensive (loss) income	—	—	—	—	—	(5,385)	1,496	(3,889)
Dividends	—	—	—	—	—	(10,157)	—	(10,157)
Stock-based award activity
Stock-based compensation	—	—	—	—	6,071	—	—	6,071
Issuance of common stock for vesting of restricted stock units	—	—	120,202	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(25,821)	—	(967)	—	—	(967)
Balance as of September 30, 2024	—	$—	38,823,704	$4	$166,999	$450,590	$135	$617,728
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	38,856,790	$4	$173,340	$458,907	$(1,433)	$630,818
Net and comprehensive (loss) income	—	—	—	—	—	(15,217)	1,604	(13,613)
Dividends	—	—	—		—	(20,378)	—	(20,378)
Stock-based award activity
Stock-based compensation	—	—	—	—	18,368	—	—	18,368
Shares issued pursuant to employee stock purchase plan	—	—	17,767	—	441	—	—	441
Issuance of common stock for vesting of restricted stock units	—	—	588,272	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,297	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(167,982)	—	(5,788)	—	—	(5,788)
Issuance of common stock for stock settled deferred consideration	—	—	13,485	—	417	—	—	417
Repurchases of common stock	—	—	(264,554)	—	—	(8,024)	—	(8,024)
Balance as of September 30, 2025	—	$—	39,061,075	$4	$186,778	$415,288	$171	$602,241

	Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	38,412,484	$4	$153,740	$492,298	$(768)	$645,274
Net and comprehensive (loss) income	—	—	—	—	—	(20,910)	903	(20,007)
Dividends	—	—	—	—	—	(20,244)	—	(20,244)
Stock-based award activity
Stock-based compensation	—	—	—	—	17,755	—	—	17,755
Shares issued pursuant to employee stock purchase plan	—	—	16,348	—	424	—	—	424
Issuance of common stock for vesting of restricted stock units	—	—	535,569	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	16,121	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(165,863)	—	(5,753)	—	—	(5,753)
Issuance of common stock for stock settled deferred consideration	—	—	25,945	—	833	—	—	833
Repurchases of common stock	—	—	(16,900)	—	—	(554)	—	(554)
Balance as of September 30, 2024	—	$—	38,823,704	$4	$166,999	$450,590	$135	$617,728

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(15,217)	$(20,910)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,745	11,301
Non-cash lease expense	15,997	16,855
Credit loss expense	(99)	379
Stock-based compensation	18,368	17,755
Deferred taxes, net	(978)	(3,613)
Unrealized foreign exchange (gains) losses	(95)	3
Net realized gains on marketable debt securities, available-for-sale	(8)	—
Other non-cash items	1,756	(9)
Changes in operating assets and liabilities:
Commissions receivable	1,203	(3,210)
Prepaid expenses	440	1,115
Advances and loans	40,080	(12,102)
Other assets	(3,851)	(5,444)
Accounts payable and accrued expenses	663	4,449
Income tax receivable	(341)	(445)
Accrued bonuses and other employee related expenses	(6,675)	(2,104)
Deferred compensation and commissions	(27,567)	(25,777)
Operating lease liabilities	(15,045)	(14,220)
Other liabilities	3,013	1,036
Net cash provided by (used in) operating activities	20,389	(34,941)
Cash flows from investing activities
Purchases of marketable debt securities, available-for-sale	(285,048)	(108,203)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	261,417	169,849
Issuances of employee notes receivable	(104)	—
Payments received on employee notes receivable	—	5
Purchase of property and equipment	(5,476)	(6,344)
Net cash (used in) provided by investing activities	(29,211)	55,307
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(5,788)	(5,753)
Proceeds from issuance of shares pursuant to employee stock purchase plan	441	424
Dividends paid	(10,755)	(10,487)
Principal payments on stock appreciation rights liability	(2,230)	(1,976)
Principal payments on deferred and contingent consideration	(1,118)	—
Cash paid for stock repurchases	(7,975)	(554)
Net cash used in financing activities	(27,425)	(18,346)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	162	(56)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,085)	1,964
Cash, cash equivalents, and restricted cash at beginning of period	153,445	170,753
Cash, cash equivalents, and restricted cash at end of period	$117,360	$172,717
Supplemental cash flow disclosures:
Interest paid during the period	$466	$569
Income taxes paid, net	$387	$444
Supplemental disclosures of non-cash investing and financing activities:
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$56	$25
Unpaid purchases of property and equipment	$683	$313
Right-of-use assets obtained in exchange for operating lease liabilities	$10,009	$11,374
Issuance of stock for the settlement of deferred consideration	$417	$833
Dividend payable	$10,597	$10,586
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Description of Business, Basis of Presentation and Recent Accounting Pronouncements
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. As of September 30, 2025, MMI operates over 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements, has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed on February 27, 2025 with the SEC. The results of the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, for other interim periods or for future years.
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
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three and nine months ended September 30, 2025 and 2024, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due for brokerage and financing transactions are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three and nine months ended September 30, 2025, the Company’s Canadian operations represented 4.0% and 4.1% of total revenue, respectively. During the three and nine months ended September 30, 2024, the Company's Canadian operations represented 3.8% and 4.9% of total revenue, respectively.
During the three and nine months ended September 30, 2025 and 2024, no office represented 10% or more of total revenue.
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
Real Estate Brokerage Commissions
Contracts for representing buyers and sellers of real estate are negotiated on a transaction-by-transaction basis. The consideration associated with the successful outcome remains constrained until the completion of a transaction which happens at the close of escrow. At that time, the Company's performance is complete, and the Company recognizes revenue related to the transaction.
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
Other Revenue
Other revenue includes fees generated from leasing, consulting and advisory services, as well as fees from other ancillary services, and such fees are recognized when services are provided, or upon closing of the transaction or when the Company has no further performance obligations.
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
New Accounting Pronouncements
Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to require disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024. The Company adopted ASU

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2023-09 for the fiscal year beginning January 1, 2025 and will include the required disclosures in the Company's annual report on Form 10-K for the year ending December 31, 2025. The Company is still evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and related disclosures.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), which removes references to various FASB Concepts Statements in the guidance to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024. The adoption of ASU 2024-02 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.
Pending Adoption
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 was issued in response to the SEC’s final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated, and to align the requirements in the FASB Accounting Standards Codification (“Codification”) with the SEC’s disclosure requirements. The effective date for each amendment in ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its condensed consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance is intended to provide investors enhanced disclosures and requires public entities to disaggregate key expense types. The update is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. While the adoption is not expected to have an impact on the Company's condensed consolidated financial statements, it is expected to result in incremental disclosures within the footnotes to its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), to update guidance on accounting for internal-use software. The amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. ASU 2025-6 is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The new requirements may be applied on a prospective, retrospective, or modified transition approach. The Company is evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.
2.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Computer software and hardware equipment	$56,765	$52,208
Furniture, fixtures and equipment	25,070	24,938
Less: accumulated depreciation and amortization	(57,348)	(51,007)
	$24,487	$26,139
Depreciation expense for property and equipment was $2.2 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively, and $7.1 million for both the nine months ended September 30, 2025 and 2024.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive income (loss) and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$11,927	$—	$3	$—	$11,930
Corporate debt	113,974	—	38	(35)	113,977
Asset-backed securities (“ABS”) and other	3,512	—	1	—	$3,513
	$129,413	$—	$42	$(35)	$129,420
Long-term investments:
U.S. treasuries	$29,058	$—	$160	$(21)	$29,197
U.S. government sponsored entities	2,846	—	15	(50)	2,811
Corporate debt	45,252	—	571	(475)	45,348
Asset-backed securities (“ABS”) and other	57,411	—	511	(559)	57,363
	$134,567	$—	$1,257	$(1,105)	$134,719

	December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$29,515	$—	$20	$(18)	$29,517
Corporate debt	160,152	—	55	(57)	160,150
	$189,667	$—	$75	$(75)	$189,667
Long-term investments:
U.S. treasuries	$819	$—	$—	$(46)	$773
U.S. government sponsored entities	996	—	3	(70)	929
Corporate debt	31,820	—	139	(1,025)	30,934
ABS and other	18,731	—	114	(334)	18,511
	$52,366	$—	$256	$(1,475)	$51,147

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	September 30, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$—	$—	$780	$(21)	$780	$(21)
U.S. government sponsored entities	1,899	(1)	421	(49)	2,320	(50)
Corporate debt	37,432	(8)	13,498	(502)	50,930	(510)
ABS and other	10,136	(320)	3,261	(239)	13,397	(559)
	$49,467	$(329)	$17,960	$(811)	$67,427	$(1,140)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$—	$—	$10,050	$(64)	$10,050	$(64)
U.S. government sponsored entities	—	—	432	(70)	432	(70)
Corporate debt	15,654	(46)	25,520	(1,036)	41,174	(1,082)
ABS and other	6,393	(70)	4,333	(264)	10,726	(334)
	$22,047	$(116)	$40,335	$(1,434)	$62,382	$(1,550)
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
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of September 30, 2025, the portfolio had a weighted average credit rating of AA- and a weighted term to contractual maturity of 5.8 years. As of September 30, 2025, the Company had 109 securities in the portfolio for which there was an unrealized loss. For these securities, there was an unrealized aggregate loss of $1.1 million, or 0.4% of amortized cost, and a weighted average credit rating of A+.
As of September 30, 2025, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$129,413	$129,420	$189,667	$189,667
Due after one year through five years	75,775	76,221	26,315	25,944
Due after five years through ten years	17,528	17,535	11,246	10,716
Due after ten years	41,264	40,963	14,805	14,487
	$263,980	$264,139	$242,033	$240,814
Weighted average contractual maturity		5.8 years		2.3 years
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,775	$—	$37,775	$37,597	$—	$37,597
Intangible assets (1)	19,301	(15,050)	4,251	19,123	(13,199)	5,924
	$57,076	$(15,050)	$42,026	$56,720	$(13,199)	$43,521
(1)Total weighted remaining average amortization period was 3.1 years and 3.5 years as of September 30, 2025 and December 31, 2024, respectively. Intangible assets principally include non-compete agreements and customer relationships.
The Company recorded amortization expense for intangible assets of $0.6 million and $1.7 million for the three and nine months ended September 30, 2025, respectively. The Company recorded amortization expense for intangible assets of $2.2 million and $4.2 million for the three and nine months ended September 30, 2024, respectively, including accelerated amortization of certain intangible assets resulting from changes in estimates.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months Ended September 30, 2025
Beginning balance	$37,597
Additions from acquisitions	—
Impact of foreign currency translation	178
Ending balance	$37,775
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

September 30, 2025
Remainder of 2025	$440
2026	1,387
2027	1,214
2028	1,210
2029	—
Thereafter	—
$4,251
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
As of September 30, 2025, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of September 30, 2025, there was no impairment of its intangible assets or goodwill.
5.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans as of September 30, 2025 and December 31, 2024 was $1.0 million and $1.2 million, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Security deposits	$—	$—	$1,258	$1,300
Employee notes receivable	144	28	14	88
Securities, held-to-maturity(1)	—	—	9,500	9,500
Loan performance fee receivable	4,300	3,310	14,169	12,529
Investments in convertible notes(2)	5,944	6,347	—	—
Other(3)	7,061	5,858	217	209
	$17,449	$15,543	$25,158	$23,626
(1)In connection with the Strategic Alliance with MTRCC, the Company holds a $9.5 million Mandatorily Redeemable Fixed-Rate Cumulative Preferred Stock investment in MTRCC, classified as held-to-maturity, which is expected to mature on August 26, 2027 and accrues interest based on the one-year treasury rate.
(2)The Company purchased convertible notes with principal balances aggregating $5.0 million during the fourth quarter 2023 in connection with strategic alliances with companies in the real estate sector. The Company has elected to account for its investment in convertible notes under the fair value option. See Note 7 – “Fair Value Measurements” for additional information.
(3)Other primarily includes customer trust accounts and prepaid lease costs.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Stock appreciation rights (“SARs”) liability (1)	$2,800	$2,603	$7,187	$9,518
Commissions payable to investment sales and financing professionals	37,863	63,952	14,214	15,608
Deferred compensation liability (1)	1,194	173	8,392	8,131
Other	335	469	—	—
	$42,192	$67,197	$29,793	$33,257
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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2025 and 2024 were 6.57% and 5.95%, respectively. MMI recorded interest expense related to this liability of $156,000 and $170,000 for the three months ended September 30, 2025 and 2024, respectively, and $469,000 and $510,000 for the nine months ended September 30, 2025 and 2024, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. During the nine months ended September 30, 2025 and 2024, the Company made total payments of $2.6 million and $2.5 million, respectively, consisting of principal and accumulated interest.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to 15-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the nine months ended September 30, 2025 and 2024, the Company made total payments to participants of $260,000 and $172,000 respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Increase in the carrying value of the assets held in the rabbi trust (1)	$542	$549	$1,173	$1,518
Increase in the net carrying value of the deferred compensation obligation (2)	$(524)	$(649)	$(1,069)	$(1,385)
(1)Recorded in other income, net in the condensed consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Deferred consideration	$—	$411	$—	$—
Contingent consideration	595	4,614	553	117
Dividends payable	10,803	942	1,321	1,559
Stock repurchase payable	49	—	—	—
Loan guarantee obligation	1,851	1,426	5,933	5,238
Other (1)	4,945	683	190	93
	$18,243	$8,076	$7,997	$7,007
(1)As of September 30, 2025, other, current primarily includes a legal accrual related to an ongoing litigation matter. See Note 13 – “Commitments and Contingencies” for additional information.
6.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. In addition, the Company charges MMC for certain shared licensing arrangements. Under the TSA, the Company received net charge-backs during the three months ended September 30, 2025 and 2024 of $19,000 and $18,000, respectively, and during both the nine months ended September 30, 2025 and 2024 of $45,000. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three and nine months ended September 30, 2025, the Company did not have any transactions with subsidiaries of MMC. For the three and nine months ended September 30, 2024, the Company earned real estate brokerage commissions and financing fees of $0 and $1,020,000, respectively, from transactions with subsidiaries of MMC related to these services. For the three and nine months ended September 30, 2024, the Company incurred cost of services of $0 and $610,000, respectively, related to this revenue.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $291,000 for both the three months ended September 30, 2025 and 2024, and $872,000 for both the nine months ended September 30, 2025 and 2024. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The related operating lease right-of-use asset, net and operating lease liability as of September 30, 2025 was $6.3 million and $7.2 million, respectively and as of December 31, 2024 was $7.0 million and $7.6 million, respectively.
Amounts due to (from) MMC
As of September 30, 2025 and December 31, 2024, the Company recorded a net receivable of $2,500 and net payable of $1,000 with MMC, respectively. These amounts are included in other assets, current and accounts payable and accrued expenses, respectively, in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other
The Company makes advances to non-executive employees from time-to-time. At September 30, 2025 and December 31, 2024, the aggregate principal amount for employee notes receivable was $158,000 and $116,000, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data”.
As of September 30, 2025, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 38.4% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
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
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	September 30, 2025				December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$13,266	$—	$13,266	$—	$12,191	$—	$12,191	$—
Convertible notes	$5,944	$—	$—	$5,944	$6,347	$—	$—	$6,347
Cash equivalents (1):
Money market funds	22,016	22,016	—	—	90,737	90,737	—	—
	$22,016	$22,016	$—	$—	$90,737	$90,737	$—	$—
Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$11,930	$11,930	$—	$—	$29,517	$29,517	$—	$—
Corporate debt	113,977	—	113,977	—	160,150	—	160,150	—
ABS and other	3,513	—	3,513	—	—	—	—	—
	$129,420	$11,930	$117,490	$—	$189,667	$29,517	$160,150	$—
Long-term investments:
U.S. treasuries	$29,197	$29,197	$—	$—	$773	$773	$—	$—
U.S. government sponsored entities	2,811	—	2,811	—	929	—	929	—
Corporate debt	45,348	—	45,348	—	30,934	—	30,934	—
ABS and other	57,363	—	57,363	—	18,511	—	18,511	—
	$134,719	$29,197	$105,522	$—	$51,147	$773	$50,374	$—
Liabilities:
Contingent consideration	$1,148	$—	$—	$1,148	$4,731	$—	$—	$4,731
Deferred consideration	$—	$—	$—	$—	$411	$—	$411	$—
Deferred compensation liability	$9,586	$9,586	$—	$—	$8,304	$8,304	$—	$—
(1)Included in cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the nine months ended September 30, 2025 and 2024.
During the nine months ended September 30, 2025, the Company considered current and future interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2025 and December 31, 2024, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $7 million and $12 million, respectively. Assuming the achievement of the applicable performance criteria and time requirements, the Company anticipates these payments will be made over the next two years. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of operations.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$4,731	$5,482
Change in fair value of contingent consideration(1)	847	(364)
Payments of contingent consideration	(4,430)	—
Ending balance	$1,148	$5,118
(1)Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at September 30, 2025	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$1,148	Discounted cash flow	Expected life of cash flows	0-2.1	(0.8 years)
			Discount rate	4.0%-5.4%	(4.8%)
			Probability of achievement	0.0%-100.0%	(99.9%)

	Fair Value at December 31, 2024	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$4,731	Discounted cash flow	Expected life of cash flows	0.3-2.8 years	(0.4 years)
			Discount rate	4.8%-6.1%	(5.9%)
			Probability of achievement	0.0%-100.0%	(98.2%)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
The fair value of the convertible notes considered (i) accrued interest rates between 6% and 10%, (ii) a net weighted average maturity of 0.59 years which may be extended at the option of the holders, (iii) the expected likelihood of occurrence of various scenarios including financing, equity financing, change in control, or liquidation, (iv) a net weighted average settlement of 103% considering premiums from potential conversion into equity and losses from potential liquidation, and (v) discounted cash flow at a weighted average discount rate of 14.0%. During the nine months ended September 30, 2025, the fair value of the convertible notes decreased by approximately $403,000, primarily due to a change in likelihood of occurrence of the various scenarios and a decrease in the net weighted average settlement rate. The estimated time to settlement changed from a weighted average of 0.77 years as of December 31, 2024 to 0.43 years as of September 30, 2025.
Nonrecurring Fair Value Measurements
In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of intangibles, goodwill and other assets for indications of impairment at least annually. When indications of potential impairment are identified, the Company may be required to

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required.
8.    Stockholders’ Equity
Common Stock
As of September 30, 2025 and December 31, 2024, there were 39,061,075 and 38,856,790 shares of common stock, $0.0001 par value, issued and outstanding, which included unvested RSAs issued to non-employee directors, respectively. See Note 11 – “Earnings (Loss) per Share” for additional information.
On July 31, 2025, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of October 6, 2025, to stockholders of record at the close of business on September 15, 2025. The compensation committee of the Company’s Board of Directors (“Compensation Committee”) granted dividend equivalents to all unvested stock awards as of the record date.
As of September 30, 2025, the dividend payable was $12.1 million, of which $9.8 million was subsequently paid on October 6, 2025 and $2.3 million of dividend equivalents related to unvested stock awards remain to be paid upon vesting of stock awards. The dividend payable is recorded in other liabilities in the condensed consolidated balance sheets, of which $1.3 million is classified as non-current. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.
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
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program (the “Repurchase Program”) of up to $70 million. On May 2, 2023, the Company's Board of Directors approved an additional $70 million to repurchase common stock under the Repurchase Program. During the nine months ended September 30, 2025, the Company repurchased and retired 264,554 shares of common stock for $8.0 million, at an average cost of $30.33 per share. As of September 30, 2025, $62.9 million remained authorized for repurchases under the Repurchase Program.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Grants are made from time to time by the Compensation Committee at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a Director Compensation Policy. The Compensation Committee, at its discretion, may credit dividend equivalents to certain unvested awards as provided in the Amended Plan. Any dividend equivalents credited to unvested awards are paid to the participant at the time the related grants vest. As of September 30, 2025, there were 2,631,585 shares available for future grants under the Amended Plan.
Awards Granted and Settled
Under the Amended Plan, the Company has issued RSAs to non-employee directors and RSUs to employees and independent contractors. RSAs vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. RSUs generally vest in equal annual installments over a four to five-year period from the date of grant or earlier as approved by the Compensation Committee. The Company has also issued PSUs under the Amended Plan, which are subject to a three-year cliff-vesting period, based on achievement of pre-determined performance targets. At the end of each reporting period, the Company evaluates the probability that the PSUs will vest. Compensation expense related to PSUs is recognized generally over the three-year performance period, based on the grant-date fair value and the probability that the pre-determined performance targets will be achieved. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are forfeited upon termination as a service provider. As of September 30, 2025, there were no issued or outstanding options or SARs under the Amended Plan.
During the nine months ended September 30, 2025, 604,393 RSUs vested, with 167,982 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the Amended Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the Amended Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2024(1)	1,986,007	$38.74
Granted	335,952	35.81
Granted, with vesting subject to performance targets	86,148	37.06
Vested	(604,393)	38.61
Forfeited/canceled	(56,465)	37.34
Nonvested shares at September 30, 2025(1)	1,747,249	$38.08
(1)Nonvested RSUs will be settled through the issuance of new shares of common stock.
As of September 30, 2025, the Company had unrecognized stock-based compensation relating to RSUs, RSAs and PSUs of approximately $52.0 million, which is expected to be recognized over a weighted-average period of 2.8 years.
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
The ESPP initially had 366,667 shares of common stock reserved, and 62,765 shares of common stock remain available for issuance under the Amended ESPP as of September 30, 2025. As of September 30, 2025, total unrecognized compensation cost related to the Amended ESPP was $34,000 and is expected to be recognized over a weighted average period of 0.12 years.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of operations and consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ESPP	$69	$68	$201	$176
RSUs, PSUs and RSAs	5,897	6,003	18,167	17,579
	$5,966	$6,071	$18,368	$17,755
10.    Income Taxes
The Company historically calculated the provision for U.S. income taxes during interim reporting periods by applying the annual effective tax rate (“AETR”) method generally required by ASC 740-270. For the second quarter of 2025, the Company determined that the continued application of the AETR method was not reliable because sensitivity from nominal changes to projected pre-tax earnings can result in significant variability in the AETR. Consequently, the Company calculated its income taxes based on the actual year-to-date loss and concluded that this method (the “discrete method”), as allowed by ASC 740-270-30-18, is more appropriate than the AETR method for the period ended June 30, 2025. Under the discrete method, the Company calculated its U.S. income tax benefit as though the interim year-to-date period was an annual period. For the third quarter of 2025, the Company determined that the discrete method remained more appropriate for the same reasons.
The Company recognized a provision for income taxes of $1.2 million during the three months ended September 30, 2025 based on the discrete method, compared to a benefit for income tax of $1.0 million for the same period in 2024 under the AETR method. The effective income tax rate for the three months ended September 30, 2025 was 83.7% under the discrete method, compared with 15.2% for the same period in 2024 under the AETR method.
The benefit for income taxes was $1.0 million for the nine months ended September 30, 2025 under the discrete method, compared to $3.6 million for the same period in 2024 under the AETR method. The effective income tax rate for the nine months ended September 30, 2025 was 6.0% under the discrete method, compared with 14.7% for the same period in 2024 under the AETR method. For both the nine months ended September 30, 2025 and 2024, the effective tax rate differs from the 21% federal statutory tax rate primarily due to non-deductible items.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Earnings (Loss) per Share
Basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024, respectively, consisted of the following (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator (Basic and Diluted):
Net income (loss)	$240	$(5,385)	$(15,217)	$(20,910)
Change in value for stock settled consideration(1)	—	8	5	33
Adjusted net income (loss)	$240	$(5,377)	$(15,212)	$(20,877)
Denominator:
Basic
Weighted average common shares issued and outstanding	39,030	38,778	38,999	38,645
Deduct: Unvested RSAs (2)	(17)	(16)	(17)	(16)
Weighted average common shares outstanding	39,013	38,762	38,982	38,629
Basic earnings (loss) per common share	$0.01	$(0.14)	$(0.39)	$(0.54)
Diluted
Weighted average common shares outstanding from above	39,013	38,762	38,982	38,629
Add: Dilutive effect of RSUs, RSAs, PSUs & ESPP(3)	162	—	—	—
Add: Contingently issuable shares(1)(3)	—	—	—	—
Weighted average common shares outstanding	39,175	38,762	38,982	38,629
Diluted earnings (loss) per common share	$0.01	$(0.14)	$(0.39)	$(0.54)
Antidilutive shares excluded from diluted earnings (loss) per common share(4)	755	1,001	1,096	1,116
(1)Relates to contingently issuable stock settled consideration.
(2)RSAs were issued to the non-employee directors and will vest in full on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(3)Shares related to the Company's RSUs, RSAs, PSUs, Amended ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for the nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 because inclusion of such shares would be antidilutive in a period of loss.
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
The following table presents selected financial information with respect to the Company's single reportable segment for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Real estate brokerage commissions	$162,166	$141,970	$427,205	$386,868
Financing fees	26,292	20,582	70,681	53,303
Other revenue	5,434	5,959	13,320	15,811
Total revenue	193,892	168,511	511,206	455,982
Less:
Cost of services	120,996	104,754	315,962	279,703
Sales and production support	46,486	48,239	142,739	136,656
Facility expenses	8,659	9,346	25,785	27,641
Depreciation and amortization	2,743	4,550	8,745	11,301
Other segment items(1)	17,382	13,087	47,105	40,294
Interest expense	197	208	584	611
Other income	(4,041)	(5,321)	(13,518)	(15,701)
Income tax expense (benefit)	1,230	(967)	(979)	(3,613)
Total net expenses	193,652	173,896	526,423	476,892
Segment net income (loss)	240	(5,385)	(15,217)	(20,910)
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$240	$(5,385)	$(15,217)	$(20,910)

Other specified segment disclosures:
Interest income(2)	$3,389	$4,468	$11,795	$13,967
Interest expense	$197	$208	$584	$611
Other significant noncash items:
Stock-based compensation(3)	$5,966	$6,071	$18,368	$17,755
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
proceedings cannot be determined, the Company uses judgment in the evaluation of claims and the need for accrual for loss contingencies quarterly.
The Company records an accrual for litigation related losses where the likelihood of loss is both probable and reasonably estimable. The Company evaluates which potential liabilities are probable and the related range of reasonably estimated losses and records a charge that reflects its best estimate or the lower end of the range, if there is no better estimate. The Company accrues legal fees for litigation as the legal services are provided.
Assessing whether a loss is probable or reasonably possible, whether the loss or a range of losses is estimable, and the amount of the best estimate or lower end of the range often requires management to exercise significant judgment about future events. Management makes these assessments based on a number of assumptions and subjective factors, including negotiations, discovery, settlements and payments, rulings, advice of legal counsel, and other information and events pertaining to a particular matter, and estimates based on currently available information and prior experience.
On October 1, 2025, a jury in the case of TwinRock Holdings, LLC et al. v. Southside Ventures, LLC et al., pending in the Circuit Court of Boone County, Missouri returned a verdict against Marcus & Millichap Real Estate Investment Services, Inc., a wholly-owned subsidiary of the Company, in connection with the 2019 sale of a student-housing property near the University of Missouri. The jury awarded MO Murrayfield, LLC $4.075 million in actual damages and $20 million in punitive damages and awarded TwinRock Holdings, LLC $10 million in punitive damages with $0 in actual damages. On October 24, 2025, the judge entered judgments in the above amounts in favor of MO Murrayfield, LLC and TwinRock Holdings, LLC. The Company denies wrongdoing and believes the verdict was rendered in error and contrary to Missouri law. The judgments are subject to post-trial motions and appeal, and the Company believes there are strong grounds for reversal or significant reduction in the judgments. A hearing has been scheduled for January 6, 2026 to consider post-trial motions.
In accordance with ASC 450, management determined that the judgments make a loss probable and reasonably estimable as to at least the actual-damages component. Accordingly, the Company recorded an accrual of $4 million in the quarter ended September 30, 2025. The Company has estimated a range of possible loss from $0 to approximately $34.1 million, pending post-trial and appellate outcomes, exclusive of any pre-judgment interest or costs. The Company will continue to monitor the matter and update its assessment as warranted by future developments.
Credit Agreement
On September 25, 2023, the Company executed the First Amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), which provided for a $10 million line of credit (the “Credit Facility”) and a maturity date of June 1, 2024. On May 30, 2024, the Company executed the Second Amendment to the Second Amended Restated Credit Agreement which extended the maturity date to June 1, 2025. On May 9, 2025, the Company executed the Third Amendment to the Second Amended Restated Credit Agreement, which further extended the maturity date to June 1, 2026 (as amended, the “Credit Agreement”).
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Facility are available for general corporate purposes and working capital. The Credit Facility includes a $3 million sublimit for the issuance of standby letters of credit of which $1.1 million was utilized at September 30, 2025. Borrowings under the Credit Facility bear interest at the Daily Simple SOFR rate plus a spread of 175 basis points. In connection with the amendments to the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.5% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fees are included in interest expense in the accompanying condensed consolidated statements of operations and were $41,000 and $37,000 for the three months ended September 30, 2025 and 2024, respectively, and $115,000 and $100,000 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, there were no amounts outstanding under the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants, financial reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain total liquidity including cash and cash equivalents and marketable securities, held for sale of $100 million and an average daily

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
cash balance of $35 million with the Bank, on a combined basis with all the guarantors, calculated as of the end of the month. In addition, the Credit Facility requires that $10 million of the minimum daily average cash deposits be held in a blocked account at the Bank, as cash collateral. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of September 30, 2025, the Company was in compliance with all financial and non-financial covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS Agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of September 30, 2025, the Company has agreed to a maximum aggregate guarantee obligation of $402.7 million relating to loans with an unpaid balance of $2,470.7 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. As of September 30, 2025 and December 31, 2024, the Company has recorded an allowance for loss-sharing obligations of $271,000 and $174,000, respectively. As of September 30, 2025 and December 31, 2024, the Company pledged $1,036,000 and $678,000, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of September 30, 2025 aggregated $9.5 million.
14.    Subsequent Events
On July 31, 2025, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or $10.2 million, payable to stockholders of record at the close of business on September 15, 2025, of which $9.8 million was paid on October 6, 2025.
Between September 30, 2025 and November 4, 2025, the Company repurchased an additional 138,471 shares of common stock for $3.9 million pursuant to the stock repurchase program.

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
•the impact of litigation and our success in appealing any judgments entered against us;
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
The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of September 30, 2025, we had 1,669 investment sales and financing professionals that are primarily exclusive independent contractors operating in more than 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three and nine months ended September 30, 2025, we closed 2,289 and 6,065 investment sales, financing and other transactions with total sales volume of approximately $12.2 billion and $33.9 billion, respectively. During the year ended December 31, 2024, we closed 7,836 investment sales, financing and other transactions with total sales volume of approximately $49.6 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and by providing leasing, consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended September 30, 2025, approximately 84% of our revenue was generated from real estate brokerage commissions, 13% from financing fees and 3% from other real estate related services.
We divide commercial real estate into four major markets, characterized by price:
•Properties priced less than $1 million;
•Private Client Market: properties priced from $1 million to up to but less than $10 million;
•Middle Market: properties priced from $10 million to up to but less than $20 million; and
•Larger Transaction Market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the $1 million - $10 million Private Client Market, which contributed approximately 63% and 62% of our real estate brokerage commissions during the three months ended September 30, 2025 and 2024, respectively, and approximately 64% and 63% of our real estate brokerage commissions during the nine months ended September 30, 2025 and 2024, respectively. The following table sets forth the number of transactions, sales volume and revenue by each commercial real estate market for real estate brokerage:

	Three Months Ended September 30,
	2025			2024			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	244	$151	$7,356	203	$109	$5,183	41	$42	$2,173
Private Client Market ($1 – <$10 million)	1,164	3,758	102,323	957	3,037	87,494	207	721	14,829
Middle Market ($10 – <$20 million)	106	1,405	26,139	88	1,229	19,402	18	176	6,737
Larger Transaction Market (≥$20 million)	72	3,044	26,348	83	4,152	29,891	(11)	(1,108)	(3,543)
	1,586	$8,358	$162,166	1,331	$8,527	$141,970	255	$(169)	$20,196

	Nine Months Ended September 30,
	2025			2024			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	657	$396	$18,032	596	$328	$15,299	61	$68	$2,733
Private Client Market ($1 – <$10 million)	3,026	9,791	273,542	2,687	8,526	245,473	339	1,265	28,069
Middle Market ($10 – <$20 million)	262	3,540	66,251	226	3,113	53,630	36	427	12,621
Larger Transaction Market (≥$20 million)	191	9,306	69,380	196	9,390	72,466	(5)	(84)	(3,086)
	4,136	$23,033	$427,205	3,705	$21,357	$386,868	431	$1,676	$40,337
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
The fluidity of U.S. trade and tariff policies since April has sustained elevated economic uncertainty, restraining some investor and business leader decision making and impacting job creation. The policy-driven uncertainty has been exacerbated by the government shutdown which has stalled government data releases. Broad-based expectations of an inflation surge have not flowed through to the market, and though inflation has increased to 3.0% as of September, interest rates have remained range-bound with the 10-year treasury rate, remaining near 4%. Year-to-date hiring through August, the most recent reading available, totaled 598,000 new jobs with a downward trend in monthly job creation over the course of the year. Unemployment in August had ticked up to 4.3%, which is still low by historical standards, but the upward trend has raised some concerns. To mitigate the slackening employment market, the Federal Reserve lowered the overnight rate by 25 basis points at their meetings in September and October, taking the rate to the 3.75% - 4.0% range, its lowest levels since November 2022. As of the last available data in August, retail sales were up 5.4% year-over-year, suggesting that tariffs had yet to weigh on consumption. Nonetheless, the growth in retail sales appears to be bifurcated, with high earning households contributing nearly 50% of the total. This suggests that lower income households may be facing greater economic headwinds which could ultimately weigh on household formations and spending in some retail categories.
Although the economy remains generally sound, the lack of clarity from the U.S. presidential administration regarding tariffs and trade policy together with the limited economic data available due to the government shutdown has made it increasingly difficult to predict the economic outlook. Recession risk remains modestly elevated, and inflation risk continues to be a top concern. The Federal Reserve has remained cautious, but a third 25 basis point rate reduction in December is expected. The U.S. presidential administration announced a variety of trade deals in recent weeks, most notably with Japan and South Korea, while committing to a tariff détente with China. However, additional tariffs on pharmaceuticals, Canadian lumber and other goods could impact some segments of the economy. The end of the government shutdown and a stabilization of trade and tariff policies could strengthen the economic outlook.
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
Although the pace of apartment and industrial construction has begun to abate, markets where the new additions were concentrated, predominantly in the Sun Belt, continue to face an overhang of inventory that is affecting fundamentals. Markets with limited new supply continue to generate modest performance gains. Oversupply risks are beginning to diminish as elevated capital costs join rising tariffs on building materials and construction labor shortages to increase construction costs. Retail and office development was already low entering 2025, with little sign of a revival. Apartment starts have fallen by 76% from their peak in 2022, and industrial completions in 2025 are expected to fall to approximately 250 million square feet, their lowest level since 2015. As a result, receding new supply risks should aid commercial real estate performance in the coming quarters.
While many Sun Belt markets face multifamily oversupply challenges, other metropolitan areas experienced only modest vacancy rate increases. Nationally, the vacancy rate increased 20 basis points to 4.6%, with unit absorption thinning to just 57,000 units in the third quarter. This follows the strongest 12-month total in more than 30 years which ended in the second quarter of 2025. Office demand has continued to improve, achieving a sixth consecutive quarter of positive space absorption. Though vacancy rates remain elevated for the sector as a whole, select sub-segments of office properties in a variety of markets continue to draw tenant demand. Retail space demand was positive in the third quarter, sustaining a vacancy rate below 5% led by neighborhood and community retail centers which maintained vacancy rates near 4%. Hotel demand remains down from last year as international travel to the United States has been impacted by trade policies. In addition, elevated uncertainty and weakened consumer confidence have impacted leisure travel. Should trade deals be established and policies normalized, confidence could improve and hotel room demand could quickly revive.
The commercial real estate space demand outlook remains difficult to discern amid the dramatic policy shifts enacted by the U.S. presidential administration and the limited data available due to the government shutdown. Increased uncertainty, weakened sentiment and risks of a recession and higher inflation could slow decision making, causing commercial real estate space demand to falter. If policy clarity emerges, commercial real estate space demand could be reinvigorated. Nonetheless, all commercial real estate property types aside from office properties entered the new cycle on sound footing, suggesting a durable performance outlook.
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

Interest rates appear to have stabilized, with the 10-year treasury rate holding relatively steady in the 4% range. While interest rate risks remain, the Federal Reserve has initiated a series of rate reductions that could restrain upward movement in lending rates. Lender spreads have tightened, taking commercial real estate lending rates to their lowest level since 2022, but the rate outlook is fluid. Debt capital liquidity remains healthy and regional banks have begun to reengage the market as they have stabilized their balance sheets and are encouraged by the prospect of looser banking regulation.
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
In the third quarter of 2025, commercial real estate transaction activity increased by 8% compared to the same quarter last year, led by velocity gains in office and multi-tenant retail property sales. Apartment transactions increased by 8% on a year-over-year basis, while industrial, single-tenant retail and hotel property sales activity was modestly positive. The uptick in transactions reflects activity initiated in the second quarter when economic and financial market volatility were elevated. If the economy avoids a major disruption, increased stability and lower interest rates could bolster investment activity in coming quarters. Clarity on investor expectations in the new trade and economic climate have yet to fully emerge.
Several metrics traditionally associated with rising transaction activity velocity, including increased exclusive inventory being brought to market and rising requests for Broker Opinions of Value, suggest that transactional momentum could be sustained in the coming quarters. Nonetheless, the variety of potential headwinds facing the sector including the economy, interest rates, financial market trends, geopolitical and commercial real estate pricing clarity could ultimately suppress activity. In the current uncertain climate, defensive assets such as single-tenant net lease properties backed by high-credit tenants and medical office assets continue to receive buyer interest. Apartment properties, supported by positive long-term drivers including robust demographics of the renter-aged population and the high cost of homeownership is also a favored property segment. Another important factor influencing the investor outlook is the renewal of many of the 2017 Tax Cuts and Jobs Act provisions. Accelerated depreciation, pass-through entity deductions, increases in Low Income Housing Tax Credit (LIHTC) allocations, increased SALT deductions and the renewal of Opportunity Zones could benefit commercial real estate investment. Ultimately, market velocity will be dictated by a combination of the economic outlook, financial market trends, geopolitical forces, Federal Reserve action, interest rates and the buyer/seller expectation gap. If trade policy stabilizes, uncertainty abates and investor sentiment rises, we believe commercial real estate investment activity could gain additional momentum.
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
Provision (Benefit) for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of (i) the impact of applying the discrete method in the third quarter of 2025, (ii) the change in the mix of our activities in the jurisdictions in which we operate due to differing tax rates in those jurisdictions and (iii) the impact of permanent items, including compensation charges, qualified transportation fringe benefits, uncertain tax positions, meals and entertainment and tax-exempt deferred compensation plan assets. Our provision (benefit) for income taxes includes the windfall tax benefits and shortfall expenses, net, from shares issued in connection with our Amended Plan and Amended ESPP. For a discussion of our determination to change from the application of the AETR method for quarterly periods to the discrete method, please see Note 10 – “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law in the U.S. This bill contains a broad range of tax reform provisions. The Company has assessed the legislation enacted during the quarter and does not anticipate a material impact on our consolidated financial statements.
Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2025 and 2024. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.

Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended September 30, 2025 and 2024, we closed 2,289 and 1,987 investment sales, financing and other transactions, respectively, with total sales volume of approximately $12.2 billion and $12.0 billion, respectively. During the nine months ended September 30, 2025 and 2024, we closed 6,065 and 5,351 investment sales, financing and other transactions, respectively, with total sales volume of approximately $33.9 billion and $31.2 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Brokerage	2025	2024	2025	2024
Average Number of Investment Sales Professionals	1,554	1,589	1,558	1,616
Average Number of Transactions per Investment Sales Professional	1.02	0.84	2.65	2.29
Average Commission per Transaction	$102,248	$106,664	$103,289	$104,418
Average Commission Rate	1.94%	1.66%	1.85%	1.81%
Average Transaction Size (in thousands)	$5,270	$6,407	$5,569	$5,764
Total Number of Transactions	1,586	1,331	4,136	3,705
Total Sales Volume (in millions)	$8,358	$8,527	$23,033	$21,357

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing (1)	2025	2024	2025	2024
Average Number of Financing Professionals	101	103	101	101
Average Number of Transactions per Financing Professional	4.02	3.09	11.41	8.16
Average Fee per Transaction	$50,246	$50,351	$49,176	$49,725
Average Fee Rate	0.71%	0.75%	0.69%	0.73%
Average Transaction Size (in thousands)	$7,065	$6,712	$7,108	$6,818
Total Number of Transactions	406	318	1,152	824
Total Financing Volume (in millions)	$2,868	$2,134	$8,188	$5,618
(1)Operating metrics exclude certain financing fees not directly associated with transactions.

Comparison of Three Months Ended September 30, 2025 and 2024
Below are key operating results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 (dollars in thousands):

	Three Months Ended September 30, 2025	Percentage of Revenue	Three Months Ended September 30, 2024	Percentage of Revenue	Change
					Dollar	Percentage
Revenue:
Real estate brokerage commissions	$162,166	83.6%	$141,970	84.2%	$20,196	14.2%
Financing fees	26,292	13.6	20,582	12.2	5,710	27.7%
Other revenue	5,434	2.8	5,959	3.6	(525)	(8.8)%
Total revenue	193,892	100	168,511	100	25,381	15.1%
Operating expenses:
Cost of services	120,996	62.4	104,754	62.2	16,242	15.5%
Selling, general and administrative	72,527	37.4	70,672	41.9	1,855	2.6%
Depreciation and amortization	2,743	1.4	4,550	2.7	(1,807)	(39.7)%
Total operating expenses	196,266	101.2	179,976	106.8	16,290	9.1%
Operating loss	(2,374)	(1.2)	(11,465)	(6.8)	9,091	(79.3)%
Other income, net	4,041	2.0	5,321	3.1	(1,280)	(24.1)%
Interest expense	(197)	(0.1)	(208)	(0.1)	11	(5.3)%
Income (loss) before provision (benefit) for income taxes	1,470	0.7	(6,352)	(3.8)	7,822	(123.1)%
Provision (benefit) for income taxes	1,230	0.6	(967)	(0.6)	2,197	(227.2)%
Net Income (loss)	$240	0.1%	$(5,385)	(3.2)%	$5,625	(104.5)%
Adjusted EBITDA(1)	$6,889	3.6%	$(21)	0.0%	$6,910	(2)
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
(2)Percentage not meaningful.
Revenue
Total revenue was $193.9 million for the three months ended September 30, 2025 compared to $168.5 million for the same period in 2024, an increase of $25.4 million, or 15.1%. Total revenue increased as a result of increases in real estate brokerage commissions and financing fees, partially offset by a reduction in other revenue, as described below. See “Factors Affecting Our Business” for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions increased to $162.2 million for the three months ended September 30, 2025 from $142.0 million for the same period in 2024, an increase of $20.2 million, or 14.2%. The increase was the result of the total number of transactions increasing by 19.2% and the average commission rate earned increasing by 28 basis points, partially offset by a decrease of 2.0% in the total sales volume during the three months ended September 30, 2025 compared to the same period in 2024. The increase in the average commission rate is due to the shift in revenue from the Middle Market and Larger Transaction Market to the Private Client Market, which generally earns higher commission. The Private Client Market revenue increased by 16.9%, while the combined Middle Market and Larger Transaction Market revenue increased by 6.5%.
Financing fees. Revenue from financing fees increased to $26.3 million for the three months ended September 30, 2025 from $20.6 million for the same period in 2024, an increase of $5.7 million, or 27.7%, resulting primarily from a 34.4% increase in total financing volume, partially offset by a four basis point decrease in the average fee rate earned during the three months ended September 30, 2025 compared to the same period in 2024. This decrease in average fee rate was primarily due to the 5.3% increase in average transaction size, as larger transactions tend to earn smaller commission rates.
Other revenue. Other revenue decreased to $5.4 million for the three months ended September 30, 2025 from $6.0 million for the same period in 2024, a decrease of $0.6 million, or 8.8%, resulting primarily from a decrease in leasing fees.
Total Operating Expenses
Total operating expenses were $196.3 million for the three months ended September 30, 2025 compared to $180.0 million for the same period in 2024, an increase of $16.3 million, or 9.1%. The change was primarily due to an increase of $16.2 million in cost of services, as well as an increase of $1.9 million in selling, general and administrative expense, partially offset by a decrease of $1.8 million in depreciation and amortization expense as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services increased to $121.0 million for the three months ended September 30, 2025 from $104.8 million for the same period in 2024 as a result of increased revenue. Cost of services as a percentage of total revenue increased by 20 basis points to 62.4% compared to 62.2% for the same period during prior year.
Selling, general, and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2025 increased to $72.5 million, from $70.7 million for the same period in 2024, an increase of $1.8 million or 2.6%. The increase was primarily due to a $4.0 million accrual related to an ongoing litigation matter, partially offset by a decrease in compensation related costs.
Depreciation and amortization expense. Depreciation and amortization expense decreased to $2.7 million for the three months ended September 30, 2025 from $4.5 million for the same period in 2024, a decrease of $1.8 million, or 39.7%. The decrease primarily relates to accelerated amortization and impairment of certain intangible assets recorded in the second half of 2024 resulting from changes in estimates.
Other Income, Net
Other income, net decreased to $4.0 million for the three months ended September 30, 2025 from $5.3 million for the same period in 2024. The decrease of $1.3 million was primarily driven by a decrease in interest income due to a decreased average yield on the Company's investments during the period compared to the same period in prior year.
Interest Expense
Interest expense decreased by an immaterial amount for the three months ended September 30, 2025 compared to the same period in 2024, and primarily relates to interest expense on the Company’s SARs liability.
Provision (benefit) for Income Taxes
The provision for income taxes was $1.2 million for the three months ended September 30, 2025, compared to a benefit for income taxes of $1.0 million for the same period in 2024. The effective income tax rate for the three months ended September 30, 2025, was 83.7% compared to 15.2% for the same period in 2024. The 83.7% effective income tax rate resulted primarily from non-deductible items, state income taxes, and income before the provision for income taxes that is relatively close to breakeven. The change in the effective tax rate is also impacted by the application of the discrete method for the three months ended September 30, 2025, compared to the annual effective tax rate method for the three months ended September 30, 2024, as discussed in Note 10 – “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

Comparison of Nine Months Ended September 30, 2025 and 2024
Below are key operating results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 (dollars in thousands):

	Nine Months Ended September 30, 2025	Percentage of Revenue	Nine Months Ended September 30, 2024	Percentage of Revenue	Change
					Dollar	Percentage
Revenue:
Real estate brokerage commissions	$427,205	83.6%	$386,868	84.8%	$40,337	10.4%
Financing fees	70,681	13.8	53,303	11.7	17,378	32.6%
Other revenue	13,320	2.6	15,811	3.5	(2,491)	(15.8)%
Total revenue	511,206	100	455,982	100	55,224	12.1%
Operating expenses:
Cost of services	315,962	61.8	279,703	61.3	36,259	13.0%
Selling, general and administrative	215,629	42.2	204,591	44.9	11,038	5.4%
Depreciation and amortization	8,745	1.7	11,301	2.5	(2,556)	(22.6)%
Total operating expenses	540,336	105.7	495,595	108.7	44,741	9.0%
Operating loss	(29,130)	(5.7)	(39,613)	(8.7)	10,483	(26.5)%
Other income, net	13,518	2.6	15,701	3.4	(2,183)	(13.9)%
Interest expense	(584)	(0.1)	(611)	(0.1)	27	(4.4)%
Loss before benefit for income taxes	(16,196)	(3.2)	(24,523)	(5.4)	8,327	(34.0)%
Benefit for income taxes	(979)	(0.2)	(3,613)	(0.8)	2,634	(72.9)%
Net loss	$(15,217)	(3.0)%	$(20,910)	(4.6)%	$5,693	(27.2)%
Adjusted EBITDA(1)	$(397)	(0.1)%	$(8,662)	(1.9)%	$8,265	95.4%
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
Revenue
Total revenue was $511.2 million for the nine months ended September 30, 2025 compared to $456.0 million for the same period in 2024, an increase of $55.2 million, or 12.1%. Total revenue increased as a result of increases in real estate brokerage commissions and financing fees, partially offset by a reduction in other revenue, as described below. See “Factors Affecting Our Business” for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions increased to $427.2 million for the nine months ended September 30, 2025 from $386.9 million for the same period in 2024, an increase of $40.3 million, or 10.4%. The increase was the result of total sales volume increasing by 7.8% and a four basis point increase in the average commission rate earned during the nine months ended September 30, 2025 compared to the same period in 2024. The increase in the average commission rate earned is due to the shift in revenue from the Middle Market and Larger Transaction Market to the Private Client Market, which generally earns higher commissions. The Private Client Market revenue increased by 11.4% and the combined Middle Market and Larger Transaction Market revenue increased by 7.6%.
Financing fees. Revenue from financing fees increased to $70.7 million for the nine months ended September 30, 2025 from $53.3 million for the same period in 2024, an increase of $17.4 million, or 32.6%, resulting primarily from a 45.7% increase in total financing volume, partially offset by a four basis point decrease in the average fee rate during the nine months ended September 30, 2025 compared to the same period in 2024. The reduction in the average fee rate is due to the shift from the smaller transactions to larger transactions, which generally earn smaller commission rates.

Other revenue. Other revenue decreased to $13.3 million for the nine months ended September 30, 2025 from $15.8 million for the same period in 2024, a decrease of $2.5 million, or 15.8%, resulting primarily from a decrease in leasing fees.
Total Operating Expenses
Total operating expenses were $540.3 million for the nine months ended September 30, 2025 compared to $495.6 million for the same period in 2024, an increase of $44.7 million, or 9.0%. The change was primarily due to an increase of $36.3 million in cost of services and an increase of $11.0 million in selling, general and administrative expenses as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services increased to $316.0 million for the nine months ended September 30, 2025 from $279.7 million for the same period in 2024 as a result of increased revenue. Cost of services as a percentage of total revenue increased by 50 basis points to 61.8% compared to 61.3% for the same period in 2024 primarily due to our senior investment sales and financing professionals earning a higher amount of additional commissions.
Selling, general, and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2025 increased to $215.6 million, from $204.6 million for the same period in 2024, an increase of $11.0 million or 5.4%. The increase was primarily due to (i) an increase in compensation related costs and (ii) increased investment in business development, marketing and other support related to the long-term talent acquisition and retention of our investment sales and financing professionals and (iii) a legal accrual related to an ongoing litigation matter.
Depreciation and amortization expense. Depreciation and amortization expense decreased to $8.7 million for the nine months ended September 30, 2025 from $11.3 million compared to the same period in 2024, a decrease of $2.6 million, or 22.6%. The decrease primarily relates to accelerated amortization and impairment of certain intangible assets recorded in the second half of 2024 resulting from changes in estimates.
Other Income, Net
Other income, net decreased to $13.5 million for the nine months ended September 30, 2025 from $15.7 million for the same period in 2024. The decrease of $2.2 million was primarily driven by a decrease in interest income due to a decreased average yield on the Company's investments during the period compared to the same period in prior year.
Interest Expense
Interest expense decreased by an immaterial amount for the nine months ended September 30, 2025 compared to the same period in 2024, and primarily relates to interest expense on the Company’s SARs liability.
Benefit for Income Taxes
The benefit for income taxes was $1.0 million for the nine months ended September 30, 2025, compared to $3.6 million for the same period in 2024. The effective income tax rate for the nine months ended September 30, 2025, was 6.0% compared to 14.7% for the same period in 2024. The determination of the applicable tax rate was based on the discrete method for the nine months ended September 30, 2025, compared to the annual effective tax rate method for the same period in 2024 as discussed in Note 10 – “Income Taxes” in the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measure
In this Quarterly Report on Form 10-Q, we include a non-GAAP financial measure, Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before (i) interest income and other, including net realized gains (losses) on marketable debt securities, available-for-sale and cash, cash equivalents, and restricted cash, (ii) interest expense, (iii) provision (benefit) for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), operating income (loss) or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net loss, to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$240	$(5,385)	$(15,217)	$(20,910)
Adjustments:
Interest income and other(1)	(3,487)	(4,498)	(11,898)	(13,806)
Interest expense	197	208	584	611
Provision (benefit) for income taxes	1,230	(967)	(979)	(3,613)
Depreciation and amortization	2,743	4,550	8,745	11,301
Stock-based compensation	5,966	6,071	18,368	17,755
Adjusted EBITDA	$6,889	$(21)	$(397)	$(8,662)
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
Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $36.0 million to $117.4 million at September 30, 2025, compared to $153.4 million at December 31, 2024. The following table sets forth our summary cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$20,389	$(34,941)
Net cash (used in) provided by investing activities	(29,211)	55,307
Net cash used in financing activities	(27,425)	(18,346)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	162	(56)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,085)	1,964
Cash, cash equivalents, and restricted cash at beginning of period	153,445	170,753
Cash, cash equivalents, and restricted cash at end of period	$117,360	$172,717

Operating Activities
Cash flows provided by operating activities were $20.4 million for the nine months ended September 30, 2025 compared to cash flows used in operating activities of $34.9 million for the same period in 2024. The $55.3 million increase in cash flows from operating activities for the nine months ended September 30, 2025 compared to the same period in 2024 primarily relates to loan reimbursements and a reduction in the advances and loans granted in the current year compared to the same period in prior year and the effect of the timing of certain cash receipts and payments.
Investing Activities
Cash flows used in investing activities were $29.2 million for the nine months ended September 30, 2025 compared to cash flows provided by investing activities of $55.3 million for the same period in 2024. The $84.5 million increase in cash flows used in investing activities for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to an increase of $85.3 million in the amount of purchases of securities, net of proceeds from sales and maturities of securities in 2025 compared to the same period in 2024.
Financing Activities
Cash flows used in financing activities were $27.4 million for the nine months ended September 30, 2025 compared to $18.3 million for the same period in 2024. The $9.1 million increase in cash flows used in financing activities is primarily due to the $7.4 million increase in cash paid for stock repurchases in 2025 compared to the same period in 2024 along with $1.1 million in principal payments for deferred and contingent consideration in 2025 compared to no such payments in the same period in 2024.
Liquidity
We believe that our existing balances of cash, cash equivalents, cash flows expected to be generated from our operations, and proceeds from the maturities and possible sales of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months and the foreseeable future. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of September 30, 2025, cash, excluding restricted cash, cash equivalents, and marketable debt securities, available-for-sale, aggregated $370.5 million.
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
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae, which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of September 30, 2025, the Company has agreed to a maximum aggregate guarantee obligation of $402.7 million relating to loans with an unpaid balance of $2,470.7 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement, and the Company has recorded an allowance for losses of $271,000 as of September 30, 2025 related to these guarantee obligations. The Company is required to provide cash collateral to MTRCC for this obligation, and this is reflected as $1.0 million of restricted cash as of September 30, 2025, which is included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheets.
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
The annual CPI inflation rate in the U.S. peaked at 9.1% in June 2022, the highest annual inflation rate since November 1981. CPI inflation fell to 2.4% as of March 2025, but has since risen to 3.0%. In 2022 through 2023, the Federal Reserve increased the federal funds rate to the 5.25%-5.5% range in an effort to combat inflation, which had an adverse impact on commercial real estate transactions. In the latter part of 2024, the Federal Reserve lowered the overnight rate by 100 basis points to the 4.25%-4.5% range, which was a positive trend for investors, but the 10-year treasury rate has remained range-bound in the low- to mid-4% range keeping the cost of debt capital elevated. The rate reductions by the Federal Reserve in September and October of this year could support lower interest rates, but because the rate cuts were in response to a weakening labor market, economic headwinds could offset the lower interest rate climate.
Looking forward, inflation could rise as the impact of tariffs flow-through to consumers, and the Federal Reserve has communicated that they remain cautious pending additional clarity on federal fiscal, trade, tax, regulatory and domestic policies. Several of the policies such as tariffs and more stringent immigration controls have the potential to be inflationary in nature, so future inflation risk may depend on when and how assertively the proposed policies are ultimately implemented.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of September 30, 2025, the fair value of investments in marketable debt securities, available-for-sale was $264.1 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management, yield management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average credit rating of our portfolio investments (exclusive of cash, cash equivalents, and restricted cash) was AA- as of September 30, 2025. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of September 30, 2025 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease …..................	$6,653
1% Decrease …..................	$3,378
1% Increase …..................	$(3,481)
2% Increase …..................	$(7,064)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on such evaluation, our management has concluded that as of September 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For additional information regarding legal proceedings, see Note 13 — “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Item 1, Part I of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024.
We may face significant liabilities and/or damage to our professional reputation as a result of litigation allegations and negative publicity.
As a licensed real estate broker, we and our licensed professionals and brokers are subject to regulatory due diligence, disclosure and standard-of-care obligations. The actual or perceived failure to fulfill these obligations could subject us or our professionals and brokers to litigation from parties who attempted to or in fact financed, purchased or sold properties that we or they brokered, managed or had some other involvement. We have and, in the future, could become subject to claims by those who either wished to participate or did participate in real estate transactions alleging that we did not fulfill our regulatory, contractual or other legal obligations. We also face potential conflicts of interest claims when we represent both the buyer and the seller in a transaction.
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
For example, on October 1, 2025, a jury in Boone County, Missouri returned a verdict against our subsidiary, Marcus & Millichap Real Estate Investment Services, Inc., in connection with the 2019 sale of a student-housing property near the University of Missouri. The jury awarded the purchaser of the property $4.075 million in actual damages and $20.0 million in punitive damages and awarded another party $10.0 million in punitive damages with $0 in actual damages. On October 24, 2025, the judge entered judgments in the above amounts in favor of the purchaser and the other party. We deny wrongdoing and believe the verdict was rendered in error and contrary to Missouri law. The judgments are subject to post-trial motions and appeal. A hearing has been scheduled for January 6, 2026 to consider post-trial motions.
Management has estimated a range of possible loss from $0 to approximately $34.1 million, exclusive of any pre-judgment interest or costs. We recorded an accrual of $4.0 million, representing approximately the actual damages awarded. If our post-trial motions or appeals are not successful in reversing or significantly reducing the awards, we could be required to record significant additional charges, which could have a material impact on our financial results.

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
Share repurchase activity during the three months ended September 30, 2025 was as follows:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2025 - July 31, 2025	—	$—	—	$63,553,408
August 1, 2025 - August 31, 2025	20,033	$28.77	20,033	$62,977,154
September 1, 2025 - September 30, 2025	1,700	$29.02	1,700	$62,927,822
Total	21,733		21,733	$62,927,822
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
(2)As of September 30, 2025, the Company had outstanding authorization to purchase up to $140 million of the Company's common stock under its common stock repurchase program announced on August 2, 2022, of which $77.1 million had been utilized.
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*    Filed herewith.
**    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	November 7, 2025	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)