Form 10-K
period 2025-12-31
Marcus & Millichap, Inc.
filed 2026-02-26
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2025 was approximately $722.0 million, based on the closing price per share of common stock on June 30, 2025 of $30.71 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and executive officers of the registrant and 10% stockholders who are affiliates are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
As of February 23, 2026, there were 38,234,466 shares of the registrant’s common stock outstanding.
                    ________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be delivered to stockholders in connection with the annual meeting of stockholders to be held on April 30, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the United States Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2025.

MARKET, INDUSTRY AND OTHER DATA
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning the commercial real estate industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on (i) information gathered from various sources, (ii) certain assumptions that we have made, and (iii) our knowledge of the commercial real estate market. While we believe that the market position, market opportunity and market size information that is included in this Annual Report on Form 10-K is generally reliable, such information is inherently imprecise. Unless indicated otherwise, the industry data included herein is generally based on information available through the nine months ended September 30, 2025 since full year 2025 information may not yet have been published. We use market data from CoStar Group, Inc. and Real Capital Analytics that consists of list side information of sales transactions of multifamily, retail, office, and industrial buildings, with a value of $1 million or more.

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
•changes in interest rates, availability of capital, tax laws, tariffs and trade regulations, executive orders, employment laws, or other government regulation affecting our business;
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

Item 1. Business
Company Overview
Marcus & Millichap, Inc. (“MMI”) is a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. We are the leading national investment brokerage company in the $1 million to $10 million private client market. This is the largest and most active market and consistently comprises more than 80% of total U.S. commercial property transactions greater than $1 million in the marketplace. As of December 31, 2025, we had 1,808 investment sales and financing professionals who are primarily commission-based independent contractors who provide real estate investment brokerage and financing services to sellers and buyers of commercial real estate in over 80 offices in the United States and Canada. In 2025, we closed 8,818 sales, financing, and other transactions with total sales volume of approximately $50.8 billion.
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
Commercial Real Estate Services
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. In 2025, approximately 84% of our revenues were generated from real estate brokerage commissions, 14% from financing fees, and 2% from other revenue, including consulting and advisory services.
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
We serve clients with one property, multiple properties and large investment portfolios. The largest group of investors we serve typically transacts in the $1 million to $10 million private client market. The investment brokerage and financing professionals serving private clients within the private client market represent the largest part of our business, which differentiates us from our competitors. In 2025, approximately 64% of our brokerage commissions came from this market. Properties in this market are characterized by higher asset turnover rates due to the type of investor as compared to other markets. Private clients are often motivated to buy, sell and/or refinance properties not only for business reasons but also due to personal circumstances, such as death, divorce, taxes, changes in partnership structures and other personal or financial circumstances. Therefore, private client investors are influenced less by the macroeconomic trends than other large-scale investors, making the private client market less volatile over the long term than other markets. Accordingly, our business model distinguishes us from our national competitors, who may focus primarily on the more volatile larger transaction and middle markets, or on other business activities such as leasing or property management, and from our local and regional competitors, who lack a broad national platform.
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
Financing Services
Marcus & Millichap Capital Corporation (“MMCC”) is a financial intermediary that provides commercial real estate capital markets solutions to commercial real estate owners, developers, and investors. MMCC generates revenue from fees collected from capital placement services including senior debt, mezzanine debt, joint venture, preferred equity, and securitization services. Our financing division provides other services such as loan sales and due diligence, and receives recurring loan performance fees from certain lenders. During 2025, approximately 42% of MMCC’s revenue came from placing acquisition financing, 33% from refinancing activities, and 25% from other financing activities.
MMCC partners with an assortment of capital providers including national and regional banks, credit unions, private equity funds, insurance companies, government agencies, including the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Federal Housing Administration, conduit lenders, debt funds, hard money lenders, and structured debt facilitators (including preferred equity and mezzanine providers).
In 2021, MMCC entered into a strategic alliance (“Strategic Alliance”) with M&T Realty Capital Corporation (“MTRCC”) enabling MMCC to provide clients with increased access to MTRCC’s affordable and conventional multifamily agency financing through a highly streamlined process with dedicated resources. MTRCC has a Delegated Underwriting and Servicing Agreement (“DUS Agreement”) with Fannie Mae and is an approved lender for Freddie Mac’s Conventional and Targeted Affordable Housing loans.
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
Our Competitive Strengths
Research
Our research division produces more than 1,500 publications and client presentations per year and is a leading source of information for the real estate industry as well as the general business media. We provide research on 10 commercial property types covering: multifamily, retail, office, industrial, single-tenant net lease, seniors housing, self-storage, hospitality, medical office, and manufactured housing, as well as capital markets/financing. This research includes analysis and forecasting of the economy, capital markets, real estate fundamentals, investment, pricing, and yield trends. It is designed to assist investors in their strategy formation and decisions relating to specific assets and to help our investment sales and financing professionals develop and maintain relationships with clients.
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
Our website features MyMMI, which allows investors to register for an account and create personalized criteria for inventory, research, and events notifications. Since its launch, over 170,000 visitors have created MyMMI accounts. We actively qualify leads generated from the saved search preferences and share those leads with our agents via our customer relationship management platform. During 2025, our websites averaged approximately 95,000 new visitors per month and approximately 165,000 page views per month and served as a portal for delivery of online marketing materials and deal collaboration.
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
Human Capital
We recognize that our people are among our most valuable assets, and we are dedicated to cultivating a positive, supportive, and inclusive workplace that promotes the development and well-being of our employees and independent investment sales and financing professionals. Our human capital strategy focuses on attracting, retaining, and nurturing talented individuals that share our Company's priorities, driving long-term value. These initiatives are led by our Chief People Officer, who was appointed in 2024 and continues to oversee these efforts. The Chief People Officer is tasked with overseeing talent acquisition, professional development, compensation, benefits, employee engagement, and organizational culture, while ensuring alignment with our broader business objectives. We are committed to creating an inclusive and safe work environment, offering our employees competitive and comprehensive compensation packages.
Talent Acquisition
We seek to attract top talent by offering competitive salaries and benefits for our employees, along with competitive commission structures and business support for our investment sales and financing professionals. A key aspect of our operating model is that our management team does not compete with our investment sales and financing professionals and instead focuses on supporting their professional development, enhancing technical skills and client service capabilities. In 2025, we appointed a new Senior Director, National Sales Recruiter, and expanded the sales recruiting team to accelerate the hiring of sales professionals. By providing a supportive environment where professionals can focus on delivering value to clients while advancing their careers, we create a workplace that promotes individual success and organizational excellence. Our established position as the leading broker in the $1 million to $10 million private client market, combined with high transaction volume, further enhances our ability to attract top talent.
Investment Sales and Financing Professionals
Investment sales and financing professionals are the key service providers to our clients. Our investment sales and financing professionals hold applicable real estate sales licenses or other licenses for their functions. We execute “Salespersons Agreements” setting out the relationship between the professional and us. Each investment sales and financing professional is obligated to provide services exclusively to us, and is provided access to our information technology, research, business forms and other support. Each investment sales and financing professional generally reports on their activities to either the local market leader, or in some cases, to product specialty managers. Our investment sales professionals are classified as independent contractors under state and Internal Revenue Service guidelines. As such, we generally do not pay for the professionals’ expenses or benefits or withhold payroll taxes; rather, they are paid from the commissions earned by us upon the closing of a transaction, and these individuals generally do not earn a salary from which taxes are withheld.
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
Employees have multiple opportunities for learning and growth, with access to a range of internal, external, virtual, and in-person training programs designed to enhance their leadership, functional, and technical skills. In 2025, we launched several facilitator-led managerial training programs across our footprint to support the development of leaders.
We offer the William A. Millichap Fellowship Program (the "Fellowship Program"), a comprehensive two-year training and development initiative designed to prepare participants for successful careers in commercial real estate. The Fellowship Program also sponsors real estate internships at various universities nationally. We expanded the Fellowship Program from 17 to 22 major U.S. cities in 2025, reinforcing our commitment to cultivating and developing diverse talent. We believe our training, development, and mentoring initiatives not only distinguish us from competitors but also drive superior results for our clients.
We offer a paid summer internship program for college and university students that provides valuable hands-on experience in our industry, allowing participants to contribute to impactful projects and engage with leadership throughout the organization. In 2025, we expanded our internship program by 43%, from 101 to 144 hires, across 37 offices in the U.S. and Canada. The program is committed to promoting an inclusive environment, actively seeking interns from diverse backgrounds, experiences, and perspectives to foster a dynamic and innovative workforce.
To support the development of our leaders, we continue to partner with a global research and workplace consulting advisory company to implement a robust leadership training program for our leaders including our market leaders. This program includes a leadership strengths assessment, and a leadership development program. We also have a variety of training programs available to our employees through Harvard Business Review content and other training resources.
Key Metrics
As of December 31, 2025, we had 854 employees, consisting of 91 employees who serve as financing professionals, 70 employees in communications and marketing, 21 employees in research and 672 employees in management, support and general and administrative functions. A key strategic factor to growing our business is recruiting, hiring, training, and developing investment sales and financing professionals.

As of December 31, 2025, we had 1,808 investment sales and financing professionals, a 5.6% increase compared to December 31, 2024. The increase is attributable to the Company's strategy to invest in talent acquisition and retention.
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
Over the past several years, macroeconomic factors have caused significant volatility to the U.S. economy. The impact of these factors has led to uncertainty in the financial markets, inflation, and elevated interest rates, which has adversely impacted the commercial real estate industry. The commercial real estate industry, in particular, has seen significant slowing, and we experienced a significant decline in revenues in 2024 and 2023 compared to 2022, resulting in operating losses. Although revenue increased in 2025, it remains below 2022 levels, and we continue to experience operating losses. We may continue to be negatively impacted by periods of economic downturns, recessions and disruptions in the capital markets; credit and liquidity issues in the capital markets, including international, national, regional and local markets; inflationary pressures; tax and regulatory changes and corresponding declines in the demand for commercial real estate investment and related services. Historically, commercial real estate markets and, in particular, the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole, and to the perceptions and confidence of market participants to the economic outlook. Cycles in the real estate markets may lead to similar cycles in our earnings and significant volatility in our stock price. Further real estate markets may “lag” behind the broader economy such that even when underlying economic fundamentals improve in a given market, additional time may be required for these improvements to translate into strength in the real estate markets. The “lag” may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.
Negative economic conditions, changes in interest rates, credit and the availability of capital, both debt and/or equity, disruptions in capital markets, uncertainty of the tax and regulatory environment and/or declines in the demand for commercial real estate investment and related services in international and domestic markets or in significant markets in which we do business, had a significant impact to our financial results in 2025, 2024 and 2023 and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In particular, the commercial real estate market is directly impacted by (i) the availability of debt and/or equity financing for commercial real estate transactions, (ii) increased interest rates and changes in monetary policies by the U.S. Federal Reserve, (iii) changes in the perception that commercial real estate is an accepted asset class for portfolio diversification, (iv) changes in tax policy affecting the attractiveness of real estate as an investment choice, (v) changes in regulatory policy impacting real estate development opportunities and capital markets, (vi) slowdowns in economic activity that could cause residential and commercial tenant demand to decline, (vii) declines in the regional or local demand for commercial real estate, or (viii) significant disruptions in other areas of the real estate markets could adversely affect our results of operations. Any of the foregoing could adversely affect the operation and income of commercial real estate properties. Additionally, we are subject to inflationary pressures on employee and contractor wages and salaries, which materially impact our financial results.
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
The trend of hybrid work and lower office real estate occupancy rates may continue to have material impacts on our business. We must adapt our strategies, offerings and portfolio management approaches to stay ahead of market trends, identify emerging opportunities, and mitigate risks associated with the changing dynamics of the office real estate landscape.
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
During 2022, the Federal Reserve raised interest rates by an aggregate of 425 basis points, which resulted in a slowdown in activity during the second half of 2022. During 2023, the Federal Reserve raised rates by an additional 100 basis points, which further contributed to the market slowdown. In 2024, the Federal Reserve reduced rates three times, reducing the federal funds target by a cumulative 100 basis points to a range of 4.25%-4.5%. In 2025, the Federal Reserve reduced rates another three times, reducing the federal funds target by a cumulative 75 basis points to a range of 3.5%-3.75%. The current market consensus is that the Federal Reserve will further decrease the federal funds rate interest rates during 2026. If interest rates begin to increase, the resulting reduction in commercial real estate transactions and subsequent price reduction of commercial real estate may result in us closing fewer brokerage, financing and other transactions, which would result in decreased revenue and adversely impact our business.
Our business has been, and may in the future, be adversely affected by restrictions in the availability of debt or equity capital, the fluctuating cost of capital, as well as a lack of adequate credit and the risk of deterioration of the debt or credit markets and commercial real estate markets.
Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity and flow of capital to the commercial real estate markets. Severe restrictions in debt or equity liquidity as well as the lack of the availability of credit in the markets we service can significantly reduce the volume and pace of commercial real estate transactions. These restrictions can also have a general negative effect upon commercial real estate prices themselves. Our business is particularly sensitive to the volume of activity and pricing in the commercial real estate market. Beginning in the second half of 2022 and continuing throughout 2023 and 2024, this had, and may have in the future, a significant adverse effect on our business. Although activity levels increased in 2025, the investment market remains fluid as it adapts to the broader economic and financial market climate.
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
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate in the U.S. increased to 9.1% in June 2022, the highest annual inflation rate since November 1981, but decreased to 3.4% in December 2023 and further declined to 2.9% as of December 2024. In 2025, the U.S. imposed numerous tariffs, potentially risking a new inflationary cycle. At year end 2025, the inflation rate was 2.7%. Inflation has increased the wages paid to our employees and commissions paid to independent contractors. Furthermore, our clients are also affected by inflation and increased interest rates. A significant and continued increase in interest rates and inflation would be expected to have a further negative impact on client demand for commercial real estate and demand for our services, which would, in turn, affect our profitability.
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
Our real estate brokerage offices are located in and around large metropolitan areas as well as mid-market regions throughout the U.S. and Canada. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. We realize more of our revenue in California than in any other state. In 2025, we earned approximately 27% of our revenue from offices in California. In particular, as a result of this concentration, we are subject to heightened risks related to the California economy and real estate markets more than in other geographic markets. In addition to economic conditions, this geographic concentration means that California-specific legislation, real estate and income taxes, rent control or rent stabilization laws and regulations, a migration of residents from the California markets or a reduction in the attractiveness of the California market as a place to live and regional disasters, such as earthquakes and wildfires, including the 2025 wildfires in Los Angeles, as well as the impact of climate change, could disproportionately affect us. A downturn in investment real estate demand or economic conditions in California and other regions could result in a further decline in our total gross commission income which could have an adverse effect on our business, financial condition and results of operations.
Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult.
Our revenue and profits have historically tended to be significantly higher in the second half of each year than in the first half of the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by calendar year end and because certain of our expenses are relatively constant throughout the year. This historical trend can be disrupted both positively and negatively by major economic, regulatory or political events impacting investor sentiment for a particular property type or location, current and future projections of interest rates and tax rates, attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger institutional buyers, to name a few. During 2024 and 2023, seasonal fluctuations were disrupted by continued volatility in overall market conditions and interest rates. In 2025, federal policies regarding tariffs, trade and immigration, among others, weighed on investor decision making and disrupted the normal seasonal fluctuations. As a result, our historical pattern of seasonality may or may not continue to the same degree experienced in the prior years and may make it difficult to determine, during the course of the year, whether planned results will be achieved, and thus to adjust to changes in expectations.
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
Our most important asset is people, and our continued success depends on our managers and investment sales and financing professionals. If these people depart, we will lose the time and resources invested in training and developing them, and our business, financial condition and results of operations may suffer. Additionally, such departures may have a disproportionate adverse effect on our operations if our most experienced investment sales and financing professionals do not remain with us or if departures occur in geographic areas where substantial amounts of our real estate brokerage commissions and financing fee revenue are generated. Departures of senior people or those in key revenue-generating markets could have a disproportionate adverse effect.
Competitors frequently attempt to recruit our investment sales and financing professionals. Our independent contractor and employment arrangements may not prevent these people from departing and competing against us. Because most of our professionals are independent contractors and most key employees, including sales leadership, do not have employment agreements, we may be unable to retain these people.
An important component of maintaining and growing our business is recruiting, training and retaining new and experienced professionals. Future growth depends on the availability of qualified candidates who fit our culture and can be retained on favorable economic terms. However, competitors may offer compensation packages and commission splits we cannot economically match.
The recruitment and retention of key experienced professionals may require significant investments, including compensation packages, support agreements and commission splits. We may also advance funds in the form of forgivable loans, which would be expensed over their contractual terms. These investments carry the risk of underperformance and misjudgment of value, resulting in losses.
During a downturn in the commercial real estate industry, experienced professionals may leave due to reduced transaction activity and income opportunities. Recruiting and retaining less experienced professionals also becomes more difficult as the industry is less attractive during downturns.
If we lose the services of our executive officers or certain other members of our senior management team, we may not be able to execute our business strategy.
Our success depends on our senior management team, who are important to our vision, strategic direction and culture. Our current long-term strategy was developed by this team and depends on their skills and knowledge to implement. Growth and investment initiatives may require additional management expertise. We may not be able to offset the impact of losing senior management or other key employees or recruit replacements, which could negatively affect our business, financial condition and results of operations.
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
Our most successful investment sales and financing professionals generate a significant portion of our revenue. They also serve as mentors and provide training for younger professionals, supporting our culture. Losing them could materially harm our business and financial condition. Many professionals work in teams; if a team leader or manager leaves, team members may leave with them. Additionally, during economic downturns, sales are often further concentrated among top professionals with high commission splits, reducing profits and increasing risk to our business and financial condition.
Our investment sales professionals are independent contractors, not employees, and if laws, regulations or rulings mandate that they be employees, our business would be adversely impacted.
Our investment sales professionals are retained as independent contractors, and we are subject to IRS and state independent contractor regulations. These regulations may be interpreted to reclassify some or all professionals as employees. Changes in classification could require modifying compensation or reimbursing expenses. If we are forced to classify these professionals as employees, we would also be subject to employment laws regarding overtime, minimum wage, and meal and rest periods. We could incur substantial costs, penalties and damages from challenges by current or former professionals to our classification or compensation practices. Any of these outcomes could materially harm our financial condition, operations, reputation, and ability to attract clients and professionals.
Fraud, or theft, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
If our employees or investment sales and financing professionals engage in misconduct, we could suffer serious consequences. Misconduct may occur despite our preventive measures. If they engage in unethical practices, misuse or fail to disclose client information, we could face regulatory sanctions, reputational harm, financial losses, and damage to client relationships, reducing our ability to attract new clients. These events could materially harm our business and financial condition. Losses exceeding insurance coverage could further materially affect our business.
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
We intend to continue to expand our specialty groups, particularly multi-tenant retail, office, industrial and hospitality, as well as various niche markets, including multifamily tax credit, affordable housing, student housing, manufactured housing, seniors housing and self-storage. We also plan to further grow our financing services provided through our subsidiary, MMCC. We expect to incur expenses relating to acquisitions, recruitment, training, and expanding our markets and services. The planned expansion of services and platforms requires significant resources, and there can be no assurance we will be able to continue to expand or compete effectively, attract or train a sufficient number of professionals to support the expansion, or operate these businesses profitably. We may incur significant expenses for these plans without corresponding returns, which would harm our business, financial condition and results of operations.
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
In addition, the acquisitions of businesses involve risks that the businesses acquired will not perform in accordance with expectations, that the expected synergies associated with acquisitions will not be achieved, that we will experience attrition from professionals licensed or associated with the acquired companies and that business judgments concerning the value, strengths and weaknesses of the businesses acquired will prove incorrect, which could have an adverse effect on our business, financial condition and results of operations. Furthermore, if we are unable to find suitable acquisition candidates, if we are unable to attract the interest of such candidates, or if we are unable to successfully negotiate and complete such acquisitions, that could limit our ability to grow.
A majority of our revenue is derived from transaction fees, which are not long-term contracted sources of recurring revenue and are subject to external economic conditions and declines in those engagements could have a material adverse effect on our financial condition and results of operations.
We historically have earned a majority of our revenue from real estate brokerage transactions and financing fees. We expect that we will continue to rely heavily on revenue from these sources for substantially all our revenue for the foreseeable future. A continuous decline in the number of transactions completed or in the value of the commercial real estate we sell could significantly decrease our revenue, which would adversely affect our business, financial condition and results of operations.

If we are unable to retain existing clients and develop new clients, our financial condition may be adversely affected.
We are substantially dependent on long-term client relationships and on revenue received for services provided for them. Our listing agreements generally expire within six months and depend on the cooperation of the client during the pendency of the agreement, as is typical in the industry. In this competitive market, if we are unable to maintain these relationships or are otherwise unable to retain existing clients and develop new clients, our business, results of operations and/or financial condition may be materially adversely affected. Historically, a global economic downturn and weaknesses in the markets in which our clients and potential clients compete have led to a lower volume of transactions and fewer real estate clients generally, hindering our ability to maintain existing and establish new client relationships.
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
Refer to Item 3 – “Legal Proceedings” for a description of the TwinRock Holdings, LLC et al. v. Southside Ventures, LLC et al. case and its potential impacts on our business.
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

Failure to appropriately address actual or perceived conflicts of interest could adversely affect our businesses.
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
To stay competitive, we need to continuously upgrade our technology infrastructure, which may require significant investment. Without these improvements, we risk system disruptions, slower performance, and unreliable service, affecting customer satisfaction and delaying new offerings. Failing to keep up with technological advancements could put us at a disadvantage, as more accessible data and online competitors disrupt traditional models. Increased transparency and rapid information dissemination also heighten the risks of reputational damage. Investing in technology infrastructure will demand substantial resources without guaranteed returns, but is essential to maintain our market position.
Interruption, data security breaches, or failure of our information technology, communications systems or data services could hurt our ability to effectively provide our services, which could damage our reputation and harm our operating results.
Our business depends on reliable information technology and communication systems, which are susceptible to disruptions from events like power outages, cyberattacks, natural disasters, or third-party failures. Since some systems rely on external providers, we cannot guarantee continuous security or availability. Any significant interruption could impact our operations, data integrity, reputation, and financial performance. While we have contingency plans and backup systems, they may not cover all scenarios. Additionally, our reliance on internally generated and third-party commercial real estate data means that any loss of access could harm our services and results.
Failure to maintain the security of our information and technology networks, including personally identifiable and client information could adversely affect us.
Security breaches and other disruptions could compromise our and our clients' information and expose us to liability, which could cause our business and reputation to suffer. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property and that of our clients and personally identifiable information of our employees and contractors, in third-party data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Our security measures vary in maturity across our business. Our information technology and infrastructure have been subject to, and may in the future be vulnerable to various cyber-attacks, such as hacking, spoofing and phishing attacks and ransomware attacks, exploitation of system or application vulnerabilities or our systems may be breached due to employee error, malfeasance or other disruptions. We may also not have sufficient logs available to fully investigate the scope of a cyber-attack.
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
We face complex and expanding laws on privacy, data protection, and cybersecurity that often conflict across jurisdictions, raising our compliance risks and costs. Security breaches or incidents may lead to violations of these regulations and increasing reporting obligations, sometimes requiring disclosure before full assessment or remediation. Complying with such requirements can distract from incident response and potentially expose vulnerabilities. Delayed reporting may result in investigations, fines, or legal action.
Significant data theft, misuse, or non-compliance—whether internal or external—can lead to considerable expenses, litigation, regulatory action, operational disruptions, reputational damage, and loss of competitive advantage. Our reliance on third-party technology providers further reduces control over data security, and their vulnerabilities may also negatively impact us if not indemnified.
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
George M. Marcus, our Chair and founder beneficially owns approximately 15.0 million shares, or approximately 39% of our outstanding common stock as of December 31, 2025. Because of Mr. Marcus’ substantial ownership of our outstanding common stock, he may be able to significantly influence the outcome of corporate actions requiring stockholder approval, including the election and removal of directors, so long as he controls a significant portion of our common stock. Mr. Marcus’ shares may also be sold in a public or private sale which could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities.
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
Future sales, issuances of shares under our Amended and Restated 2013 Omnibus Equity Incentive Plan, as amended (the “2013 Plan”), and 2013 Employee Stock Purchase Plan (the “ESPP”) or the availability of a substantial amount of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the future sales of equity securities.
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

The firm’s senior executive team, inclusive of the CEO, CFO, COO, CAO and CLO, are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.
As discussed above, these members of management report to the audit committee about cybersecurity threat risks, among other cybersecurity related matters.
Item 2. Properties
Our principal executive offices are located at 23975 Park Sorrento, Suite 400, Calabasas, California 91302. Our telephone number is (818) 212-2250. We lease all of our brokerage offices (typically less than 12,000 square feet) and other support facilities in the United States and Canada. We believe that our current facilities are adequate to meet our needs through the end of 2026; however, as we continue to evaluate our office footprint, our lease needs could change during the year.
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
On October 1, 2025, a jury in Boone County, Missouri returned a verdict against our subsidiary, MMREIS, in connection with the 2019 sale of a student-housing property near the University of Missouri. The jury awarded MO Murrayfield, LLC, the purchaser of the property, $4.075 million in actual damages and $20.0 million in punitive damages and awarded TwinRock Holdings, LLC $10.0 million in punitive damages with $0 in actual damages. On October 24, 2025, the Circuit Court entered judgments in the above amounts in favor of the purchaser and the other party.
On February 14, 2026, the Circuit Court granted the Company’s motion for judgment notwithstanding the verdict with respect to the verdict in favor of TwinRock Holdings, LLC, vacating the $10 million punitive damages award and directing that judgment be entered in favor of the Company. The Company filed its appeal as to the judgment in favor of MO Murrayfield, LLC on February 23, 2026. The Company denies wrongdoing and believes there are strong grounds for reversal or significant reduction of the remaining judgment.
In light of the February 14, 2026 ruling, the Company has revised its estimate of the range of reasonably possible loss to $0 to approximately $24.1 million, pending appellate outcomes. We have recorded an accrual of $4.0 million, representing approximately the actual damages awarded. If our post-trial motions or appeals are not successful in reversing or significantly reducing the award, we could be required to record significant additional charges, which could have a material impact on our financial results.
For additional information regarding legal proceedings, see Note 16 — “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “MMI”.
As of February 10, 2026, there were 51 stockholders of record, and the closing price of our common stock was $27.22 per share as reported on the NYSE.
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
The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500 Index”) and an industry peer group for this period.
The graph assumes that $100 was invested at the market close on December 31, 2020 in the common stock of Marcus & Millichap Inc., the S&P 500 Index and the peer group, and assumes reinvestment of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance. The industry peer group is comprised of the following publicly-traded real estate services companies: CBRE, Colliers, Cushman, JLL, and Newmark (collectively “Peer Group”). We selected our Peer Group based on companies that represent our primary competitors with certain business lines reasonably comparable to ours and based on the length of time they have been publicly-traded.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Marcus & Millichap, Inc, the S&P 500 Index, and a Peer Group

250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Marcus & Millichap, Inc.
S&P 500 Index
Peer Group

	Base Period 12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Marcus & Millichap, Inc.	100.00	138.22	95.63	123.18	109.36	79.18
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
Peer Group	100.00	175.12	114.22	137.20	184.75	227.11
Purchases of Equity Securities by the Issuer
Share repurchase activity during the three months ended December 31, 2025 was as follows:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2025 - October 31, 2025	136,269	$28.44	136,269	$59,052,231
November 1, 2025 - November 30, 2025	95,650	28.83	95,650	56,294,938
December 1, 2025 - December 31, 2025	436,642	27.96	436,642	44,084,256
Total	668,561		668,561	$44,084,256
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
(2)As of December 31, 2025, the Company had outstanding authorization to purchase up to $140 million of the Company's common stock under its common stock repurchase program announced on August 2, 2022, of which $95.9 million had been utilized.

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
Overview
Our Business
We are a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research, and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of December 31, 2025, we had 1,808 investment sales and financing professionals that are primarily exclusive independent contractors operating in more than 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the year ended December 31, 2025, we closed 8,818 investment sales, financing and other transactions with total sales volume of approximately $50.8 billion. During the year ended December 31, 2024, we closed 7,836 investment sales, financing and other transactions with total sales volume of approximately $49.6 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the year ended December 31, 2025, approximately 84% of our revenue was generated from real estate brokerage commissions, 14% from financing fees and 2% from other revenue, including consulting and advisory services.
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
Ongoing changes in U.S. trade and tariff policies combined with uncertainty in geopolitical and fiscal policies have sustained elevated economic headwinds. These challenges have restrained some investor and business leader decision making and impacted job creation. The policy-driven uncertainty has been exacerbated by the government shutdown in October 2025, which stalled government data releases. Broad-based expectations of an inflation surge have not flowed through to the market, and though inflation has been relatively stable near 3.0%, interest rates have remained range-bound with the 10-year treasury rate, remaining in the low-4% range. Since the tariffs were first announced in April 2025, job creation averaged just 11,600 per month through December, down from an average of more than 123,000 per month in the first four months of 2025. Unemployment ticked up to 4.4% at year end, which although still low by historical standards, has raised some concerns. To mitigate the slackening employment market, the Federal Reserve lowered the overnight rate three times in the second half of 2025, taking the rate to the 3.5% - 3.75% range, its lowest levels since November 2022. As of the last available data, in November 2025, retail sales were up 3.3% year-over-year, suggesting that tariffs had yet to impact consumption. However, the growth in retail sales appears to be bifurcated, with high earning households contributing nearly 60% of total consumption. This suggests that lower income households may be facing greater economic headwinds that could ultimately weigh on household formations and spending in some retail categories.
Although the economy remains generally sound, the lack of clarity from the U.S. presidential administration regarding tariffs and trade policy together with the limited economic data available due to the government shutdown has made it increasingly difficult to predict the economic outlook. Recession risk remains modestly elevated, and inflation risk continues to be a concern. The Federal Reserve has remained cautious, opting to hold rates flat in January 2026 as expected. Risks of additional government shutdowns, further U.S. military action in Venezuela, efforts to acquire Greenland and increased immigration enforcement action have garnered national and international media attention, further exacerbating economic uncertainty. Should policy uncertainty abate, the underlying strength of the U.S. economy could support a stronger economic outlook.
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
Although the pace of apartment and industrial construction has begun to abate, markets where the new additions were concentrated, predominantly in the Sun Belt, continue to face an overhang of inventory that is affecting fundamentals. Markets with limited new supply continue to generate modest performance gains. Oversupply risks are diminishing as elevated capital costs, rising tariffs on building materials, and construction labor shortages increase construction costs. Retail and office development was already low entering 2025 and showed little sign of a revival by year end. Apartment starts have fallen by 72% from their peak in 2022, and industrial completions in 2026 are expected to fall to approximately 200 million square feet, their lowest level since 2014. As a result, receding new supply risks should aid commercial real estate performance in the coming quarters.
While many Sun Belt markets face multifamily oversupply challenges, other metropolitan areas experienced only modest vacancy rate increases. Nationally, the vacancy rate remained unchanged on a year-over-year basis at 5.2% as of the fourth quarter of 2025, but unit absorption tapered in the second half of the year and fell to -40,000 units in the fourth quarter. This likely reflects the weaker pace of job creation and slowing new household formations. Office demand has continued to improve, achieving a seventh consecutive quarter of positive space absorption. Although vacancy rates remain elevated for the sector as a whole, select sub-segments of office properties in a variety of markets continue to draw tenant demand. Retail space demand was positive in the fourth quarter, sustaining a vacancy rate below 5% led by neighborhood and community retail centers which maintained vacancy rates in the mid-4% range. Hotel demand remains down from last year as international travel to the United States has been impacted by trade policies and fraying international relations. In addition, elevated uncertainty and weakened consumer confidence have impacted leisure travel. Should trade deals be established and policies normalized, confidence could improve and quickly revive hotel room demand.
The commercial real estate space demand outlook remains difficult to discern amid the dramatic policy shifts enacted by the U.S. presidential administration and the limited data available due to the government shutdowns. Increased uncertainty, weakened sentiment and risks of a recession and higher inflation could slow decision making, causing commercial real estate space demand to falter. If policy clarity emerges, commercial real estate space demand could be reinvigorated. Nonetheless, all commercial real estate property types aside from office properties entered the new cycle on sound footing, suggesting a durable performance outlook.
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
Interest rates appear to have stabilized, with the 10-year treasury rate holding relatively steady in the low-4% range. While interest rate risks remain, the Federal Reserve initiated a series of rate reductions in the fourth quarter of 2025 that could restrain upward movement in lending rates. Some uncertainty surrounding Federal Reserve rate policies will linger into 2026 as Jerome Powell’s tenure as the Chairman of the Federal Reserve ends in May and a new leader assumes the role. Federal Reserve rate policy could also hinge on an impending Supreme Court decision on whether Federal Reserve Board Governor Lisa Cook can be terminated and replaced by the U.S. presidential administration. Lender spreads have continued to tighten, reducing commercial real estate lending rates to their lowest level since 2022, but the rate outlook is fluid. Debt capital liquidity remains healthy with the multifamily lending caps for Fannie Mae and Freddie Mac increasing by 20.5% for 2026 thus far and as regional banks reengage the market after stabilizing their balance sheets and gaining confidence from the probability of relaxed banking regulations.
Although economic uncertainty combined with financial market and interest rate volatility normally tend to increase investor caution, capital flows into commercial real estate could potentially be bolstered. As a “hard asset” with some level of resistance to inflation, recessions and financial market volatility, investment into commercial real estate could benefit from the current economic climate. The repricing of commercial real estate assets over the last three years has enhanced their yield profile, supporting positive or neutral leverage in many markets and property types. In addition, the passage of the “One Big Beautiful Bill Act” in July 2025 provides some tax benefits and additional clarity to the commercial real estate market. Bonus depreciation rules, increased state and local tax (“SALT”) allowances, and increased deductibility of interest paid on commercial real estate could bolster investment activity. Furthermore, by making many of the new tax rules permanent, investors can rely on greater tax policy certainty, allowing them to deploy longer-term investment strategies. Whether capital migrates to commercial properties will likely depend on the risk perception of the broader financial market, but other hard assets have already experienced increased demand in the wake of the rapid policy shifts
Investor Sentiment and Investment Activity
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
Commercial real estate transaction activity increased by 17% in 2025 compared to 2024, led by velocity gains in retail and office property sales. In 2025, industrial transactions increased by 16% on a year-over-year basis and apartment transactions rose by 14%. Hotel property sales activity increased by a more modest 9% in 2025. The uptick in transactions reflects the increased cap rates and lower rates on commercial real estate lending. If the economy avoids a major disruption, the combination of increased stability, higher yields and lower interest rates could bolster investment activity in coming quarters. Clarity on investor expectations in the new trade and economic climate have yet to fully emerge.
Several metrics traditionally associated with rising transaction activity, including increased exclusive inventory being brought to market and rising requests for Broker Opinions of Value, suggest that transactional momentum could be sustained in the coming quarters. Nonetheless, the variety of potential headwinds facing the sector, including the economy, interest rates, financial market trends, geopolitical and commercial real estate pricing clarity, could suppress activity. In the current uncertain climate, defensive assets such as single-tenant net lease properties backed by high-credit tenants and medical office assets continue to receive buyer interest. Apartment properties, supported by positive long-term drivers, including robust demographics of the renter-aged population and the high cost of homeownership, is also a favored property segment. Another important factor influencing the investor outlook is the renewal of many of the 2017 Tax Cuts and Jobs Act provisions. Accelerated depreciation, pass-through entity deductions, increases in Low Income Housing Tax Credit (LIHTC) allocations, increased SALT deductions and the renewal of Opportunity Zones could benefit commercial real estate investment. Ultimately, market velocity will be dictated by a combination of the economic outlook, financial market trends, geopolitical forces, Federal Reserve action, interest rates and the buyer/seller expectation gap. If trade policy stabilizes, uncertainty abates and investor sentiment rises, we believe commercial real estate investment activity could gain additional momentum.
Seasonality
Our real estate brokerage commissions and financing fees have tended to be seasonal and, combined with other factors, can affect an investor’s ability to compare our financial condition and results of operations on a quarter-by-quarter basis. Historically, this seasonality has generally caused our revenue, operating income, net income, and cash flows from operating activities to be lower in the first half of the year and higher in the second half of the year, particularly in the fourth quarter. The concentration of earnings and cash flows in the last six months of the year, particularly in the fourth quarter, is due to an industry-wide focus of clients to complete transactions towards the end of the calendar year. This historical trend can be disrupted both positively and negatively by major economic events, political events, geopolitical events, natural disasters, or public health crises, which may impact, among other things, investor sentiment for a particular property type or location, volatility in financial markets, current and future projections of interest rates, attractiveness of other asset classes, market liquidity, and the extent of limitations or availability of capital allocations for larger property buyers, among others. Private client investors may accelerate or delay transactions due to personal or business-related reasons unrelated to economic events. In addition, our operating margins are typically lower during the second half of each year due to our commission structure for some of our senior investment sales and financing professionals. These senior investment sales and financing professionals are on a graduated commission schedule that resets annually, pursuant to which higher commissions are paid for higher sales volumes. During 2024, seasonal fluctuations were disrupted by changes in overall market conditions and interest rates. In 2025, the seasonal fluctuations were disrupted by tax law changes and federal policies related to trade, tariffs and immigration. Going forward, our historical pattern of seasonality may or may not continue to the same degree experienced in prior years.
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
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law in the U.S. This law contains a broad range of tax reform provisions. The Company has assessed the legislation enacted during the period and does not anticipate a material impact on our consolidated financial statements.
Results of Operations
The following is a discussion of our results of operations for the years ended December 31, 2025 and 2024. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the years ended December 31, 2025, 2024, and 2023, we closed more than 8,800, 7,800 and 7,500 investment sales, financing and other transactions, respectively, with total sales volume of approximately $50.8 billion, $49.6 billion and $43.6 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Years Ended December 31,
Real Estate Brokerage	2025	2024	2023
Average number of investment sales professionals	1,577	1,610	1,744
Average number of transactions per investment sales professional	3.83	3.38	3.14
Average commission per transaction	$104,756	$108,261	$102,238
Average commission rate	1.82%	1.75%	1.82%
Average transaction size (in thousands)	$5,767	$6,174	$5,630
Total number of transactions	6,038	5,447	5,475
Total brokerage sales volume (in millions)	$34,820	$33,630	$30,823

	Years Ended December 31,
Financing (1)	2025	2024	2023
Average number of financing professionals	101	101	96
Average number of transactions per financing professional	16.43	12.37	11.21
Average fee per transaction	$49,298	$52,955	$50,677
Average fee rate	0.69%	0.73%	0.81%
Average transaction size (in thousands)	$7,193	$7,283	$6,254
Total number of transactions	1,659	1,249	1,076
Total financing sales volume (in millions)	$11,934	$9,096	$6,729
(1)Operating metrics exclude certain financing fees not directly associated to transactions.
The following table sets forth the number of transactions, sales volume and revenue by commercial real estate market for real estate brokerage:

	Years Ended December 31,
	2025			2024			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	931	$556	$25,945	819	$446	$21,034	112	$110	$4,911
Private Client Market ($1 – <$10 million)	4,435	14,607	406,316	3,967	12,802	365,837	468	1,805	40,479
Middle Market ($10 – <$20 million)	381	5,195	96,498	344	4,764	84,186	37	431	12,312
Larger Transaction Market (≥$20 million)	291	14,462	103,757	317	15,618	118,638	(26)	(1,156)	(14,881)
	6,038	$34,820	$632,516	5,447	$33,630	$589,695	591	$1,190	$42,821

Comparison of Years Ended December 31, 2025 and 2024
Below are key operating results for the year ended December 31, 2025 compared to the results for the year ended December 31, 2024 (dollars in thousands):

	Year Ended December 31, 2025	Percentage of Revenue	Year Ended December 31, 2024	Percentage of Revenue	Change
					Dollars	Percentage
Revenue:
Real estate brokerage commissions	$632,516	83.8%	$589,695	84.7%	$42,821	7.3%
Financing fees	103,916	13.8	84,512	12.1	19,404	23.0%
Other revenue	18,724	2.4	21,853	3.2	(3,129)	(14.3)%
Total revenue	755,156	100	696,060	100	59,096	8.5%
Operating expenses:
Cost of services	470,486	62.3	431,471	62.0	39,015	9.0%
Selling, general and administrative	286,283	37.9	280,909	40.3	5,374	1.9%
Depreciation and amortization	12,098	1.6	16,589	2.4	(4,491)	(27.1)%
Total operating expenses	768,867	101.8	728,969	104.7	39,898	5.5%
Operating loss	(13,711)	(1.8)	(32,909)	(4.7)	19,198	(58.3)%
Other income, net	17,504	2.3	20,693	2.9	(3,189)	(15.4)%
Interest expense	(773)	(0.1)	(812)	(0.1)	39	(4.8)%
Income (loss) before provision (benefit) for income taxes	3,020	0.4	(13,028)	(1.9)	16,048	(123.2)%
Provision (benefit) for income taxes	4,929	0.7	(666)	(0.1)	5,595	(840.1)%
Net loss	$(1,909)	(0.3)%	$(12,362)	(1.8)%	$10,453	(84.6)%
Adjusted EBITDA (1)	$24,611	3.3%	$9,372	1.3%	$15,239	162.6%
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
Revenue
Our total revenue was $755.2 million in 2025 compared to $696.1 million in 2024, an increase of $59.1 million, or 8.5%. Total revenue primarily increased as a result of increases in real estate brokerage commissions and financing fees, as described below. See "Factors Affecting Our Business" section for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions increased to $632.5 million in 2025 from $589.7 million in 2024, an increase of $42.8 million, or 7.3%. The increase was primarily attributed to a 3.5% increase in total sales volume and a seven basis point increase in the average commission rate earned. The increase in the average commission rate was due to the revenue shift from the Middle Market and Larger Transaction Market to the Private Client Market, which generally earns higher commission rates as rates generally have an inverse relationship to transaction size. The Private Client Market revenue increased by 11.1%, while the combined Middle Market and Larger Transaction Market revenue decreased by 1.3%.
Financing fees. Revenue from financing fees increased to $103.9 million in 2025 from $84.5 million in 2024, an increase of $19.4 million, or 23.0%. The increase was a result of a 31.2% increase in the total financing volume, partially offset by a decrease of four basis points in the average fee rate earned compared to 2024.
Other revenue. Other revenue decreased to $18.7 million in 2025 from $21.9 million in 2024, a decrease of $3.1 million, or 14.3%. The decrease was primarily driven by decreases in leasing fees during 2025 compared to 2024.

Total Operating Expenses
Our total operating expenses were $768.9 million in 2025 compared to $729.0 million in 2024, an increase of $39.9 million, or 5.5%. Cost of services increased by $39.0 million and selling, general, and administrative expenses increased by $5.4 million, partially offset by a decrease of $4.5 million in depreciation and amortization expense as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services increased to $470.5 million in 2025 from $431.5 million in 2024, an increase of $39.0 million, or 9.0%. The increase was primarily due to increased commission expenses driven by the related increased revenue discussed above. Cost of services as a percentage of total revenue increased by 30 basis points to 62.3% compared to 2024 primarily due to our senior investment sales and financing professionals earning a higher amount of additional commissions.
Selling, general, and administrative expense. Selling, general and administrative expense increased to $286.3 million in 2025 from $280.9 million in 2024, an increase of $5.4 million or 1.9%. The increase was primarily due to an increase in a legal accrual related to an ongoing litigation matter and an increase in compensation related costs, partially offset by a decrease in facility expenses related to consolidation of office space in 2024. As a percentage of revenue, selling, general and administrative expense decreased due to the fixed nature of certain of these expenses.
Depreciation and amortization expense. Depreciation and amortization expense decreased to $12.1 million in 2025 from $16.6 million in 2024, a decrease of $4.5 million, or 27.1%. The decrease primarily relates to accelerated amortization and impairment of certain intangible assets in 2024 resulting from changes in estimates.
Other Income, Net
Other income, net decreased to $17.5 million in 2025 from $20.7 million in 2024. The $3.2 million decrease primarily relates to a $2.0 million decline in the estimated fair values of convertible notes compared to the corresponding 2024 amount due to a change in assumptions. The decrease is also due to a reduction in interest income as a result of lower yields on the marketable investment securities.
Interest Expense
Interest expense decreased by an immaterial amount in 2025 compared to 2024, and primarily relates to interest expense on our SARs liability.
Provision (benefit) for Income Taxes
The provision for income taxes was $4.9 million in 2025, compared to a benefit for income taxes of $0.7 million in 2024. The effective income tax rate for 2025 was 163.2% compared to 5.1% for 2024. The majority of the increase in the effective tax rate is related to permanent items, including officers’ compensation and stock compensation shortfalls as such amounts have a larger percentage impact on the effective tax rate, the closer that pre-tax income gets to breakeven. Additionally, the change in the valuation allowance resulted in tax provision amount in 2025 versus tax benefits in 2024. Refer to Note 12 – “Income Taxes” of our accompanying Notes to Consolidated Financial Statements for additional information.
Comparison of Years Ended December 31, 2024 and 2023
A discussion regarding our results of operations for the year ended December 31, 2024 compared to the results for the year ended December 31, 2023 can be found under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025, which is available on the SEC’s website at www.sec.gov.
Non-GAAP Financial Measure
In this Annual Report on Form 10-K, we include a non-GAAP financial measure, Adjusted EBITDA. We define Adjusted EBITDA as net loss before (i) interest income and other, including interest on marketable debt securities, available-for-sale and cash, cash equivalents, and restricted cash, and net realized gains (losses) on marketable debt securities, available-for-sale, (ii) interest expense, (iii) provision (benefit) for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net loss, operating loss or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net loss, to Adjusted EBITDA is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net loss	$(1,909)	$(12,362)	$(34,035)
Adjustments:
Interest income and other (1)	(15,506)	(18,793)	(17,890)
Interest expense	773	812	888
Provision (benefit) for income taxes	4,929	(666)	(6,366)
Depreciation and amortization	12,098	16,589	13,627
Stock-based compensation	24,226	23,792	24,146
Adjusted EBITDA	$24,611	$9,372	$(19,630)
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
Cash Flows
Our total cash, cash equivalents, and restricted cash balance increased by $8.5 million to $161.9 million at December 31, 2025, compared to $153.4 million at December 31, 2024. The following table sets forth our summary cash flows for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$66,657	$21,714	$(72,430)
Net cash (used in) provided by investing activities	(3,824)	(9,902)	74,867
Net cash used in financing activities	(54,576)	(28,755)	(67,679)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	219	(365)	122
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,476	(17,308)	(65,120)
Cash, cash equivalents, and restricted cash at beginning of period	153,445	170,753	235,873
Cash, cash equivalents, and restricted cash at end of period	$161,921	$153,445	$170,753

Operating Activities
Cash flows provided by operating activities were $66.7 million in 2025 compared to $21.7 million in 2024. The $45.0 million increase in cash flows from operating activities in 2025 compared to 2024 was primarily due to a reduction in net losses, as discussed above, and a reduction in advances and loans granted in 2025 compared to 2024. The cash flows from operating activities were also affected by the timing of certain cash receipts and payments.
Investing Activities
Cash flows used in investing activities were $3.8 million in 2025 compared to cash flows used in investing activities of $9.9 million in 2024. The $6.1 million decrease in cash used in investing activities in 2025 compared to 2024 was primarily due to a decrease in net proceeds of $6.1 million from sales, purchases, and maturities of securities in 2025 compared to the same period in 2024.
Financing Activities
Cash flows used in financing activities were $54.6 million in 2025 compared to $28.8 million in 2024. The increase of $25.8 million in cash flows used in financing activities in 2025 compared to 2024 was primarily due to an increase of $24.6 million in stock repurchases.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, and proceeds from the sale of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months and beyond. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of December 31, 2025, cash, excluding restricted cash, cash equivalents, and marketable debt securities, available-for-sale, aggregated $386.9 million.
Credit Agreement
We have a credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”) which provides for a $10 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2026. As of December 31, 2025, there were no amounts outstanding under the Credit Agreement. We monitor covenant compliance on a regular basis to ensure continued compliance with the Credit Agreement. Our ability to borrow under the Credit Agreement is limited by our ability to comply with its covenants or obtain necessary waivers. See Note 16 – “Commitments and Contingencies” of our accompanying Notes to Consolidated Financial Statements for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae, which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of December 31, 2025, the Company has agreed to a maximum aggregate guarantee obligation of $444.9 million relating to loans with an unpaid balance of $2,723.4 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The Company has recorded an allowance for losses of $292,000 as of December 31, 2025 related to these guarantee obligations. The Company is required to provide cash collateral to MTRCC for this obligation and this is reflected as $1.3 million of restricted cash as of December 31, 2025, which is included in cash, cash equivalents, and restricted cash on the consolidated balance sheet.

Material Cash Requirements
The following table summarizes current and long-term material cash requirements as of December 31, 2025, which we expect to fund primarily with operating cash flows (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Other (7)
Operating lease liabilities, including imputed interest (1)	$89,304	$22,456	$34,492	$19,903	$12,453	$—
SARs liability (principal and interest) (2)	14,647	2,800	1,395	596	9,856	—
Deferred commissions payable (3)	32,612	13,992	15,213	2,274	1,133	—
Deferred compensation liability (4)	9,786	14	295	617	1,857	7,003
Contingent consideration (5)	720	718	2	—	—	—
Other (6)	9,793	2,600	7,125	—	—	68
	$156,862	$42,580	$58,522	$23,390	$25,299	$7,071
(1)See Note 4 – “Operating Leases” of our accompanying Notes to Consolidated Financial Statements.
(2)Forecasted principal payments are based on each participant’s estimated retirement age and current contractual interest rate of 6.57% as of January 1, 2025 and reflect required payments that resulted from the retirement of certain executives. See Note 7 – “Selected Balance Sheet Data” of our accompanying Notes to Consolidated Financial Statements.
(3)Includes short-term and long-term deferred commissions payable (excludes commissions currently payable on closed transactions). See Note 7 – “Selected Balance Sheet Data” of our accompanying Notes to Consolidated Financial Statements.
(4)Represents current estimated payouts for participants currently receiving payments based on their elections at the time of deferral. We hold assets in a rabbi trust of $13.5 million to settle outstanding amounts when they become due. Amounts assume no increase or decrease in the liability due to future returns or losses. See Note 7 – “Selected Balance Sheet Data” of our accompanying Notes to the Consolidated Financial Statements.
(5)Relates to contingent consideration in connection with our business acquisitions. See Note 6 – “Acquisitions, Goodwill and Other Intangible Assets” and Note 9 – “Fair Value Measurements” of our accompanying Notes to Consolidated Financial Statements.
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
Other than operating expenses, including those accrued and payable as December 31, 2025, cash requirements for 2026 are expected to consist primarily of capital expenditures for the future acquisitions, if any, payment of dividends, if any, payments for stock repurchases, if any, and advances to our investment sales and financing professionals.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of increased interest rates on the broader economy.
The annual CPI inflation rate in the U.S. peaked at 9.1% in June 2022, the highest annual inflation rate since November 1981. CPI inflation fell to 2.4% as of March 2025 and ended 2025 at 2.7%. In 2022 through 2023, the Federal Reserve increased the federal funds rate to the 5.25%-5.5% range in an effort to combat inflation, which had an adverse impact on commercial real estate transactions. In the latter part of 2024, the Federal Reserve lowered the overnight rate by 100 basis points to the 4.25%-4.5% range, and by year-end 2025 the rate was 3.5%-3.75%, the lowest level since 2022.

Nonetheless, the 10-year treasury rate has remained range-bound in the low- to mid-4% range, keeping the cost of debt capital elevated. The rate reductions by the Federal Reserve in late 2025 could support lower interest rates, but because the rate cuts were in response to a weakening labor market, economic headwinds could offset the lower interest rate climate.
Looking forward, inflation could rise as the impact of tariffs flow-through to consumers. The Federal Reserve has communicated that they remain cautious pending additional clarity on federal fiscal, trade, tax, regulatory and domestic policies. Several of these policies, such as tariffs and more stringent immigration controls, have the potential to be inflationary in nature. Future inflation risk may depend on the timing and implementation of the proposed policies.
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
Due to the nature of our business, which includes activity in the U.S. and Canada, incorporating numerous states and provinces as well as local jurisdictions, our tax position can be complex. As such, our effective tax rate is subject to changes as a result of fluctuations in the mix of our activity in the various jurisdictions in which we operate including changes in tax rates, state apportionment, tax related interest and penalties, valuation allowances and other permanent items, including Sec. 162(m) and net windfalls and shortfalls related to stock-based compensation. Calculating some of the amounts involves a high degree of judgment. Our state taxes, net of federal benefit, has ranged from 1.5% to 10.3% over the past three years.
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
The above factors create volatility in our effective tax rate from quarter to quarter and have caused our effective tax rates to range from 5.1% to 163.2% over the past three years.

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
Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. Lease agreements may contain periods of free rent or reduced rent, predetermined fixed increases in the minimum rent and renewal or termination options, all of which add complexity and impact the determination of the lease term and lease payments to be used in calculating the lease liability. Certain facility leases provide for rental escalations related to increases in the lessors’ direct operating expenses. We use the implicit rate in the lease when determinable. As most of our leases do not have a determinable implicit rate, determining the rate to be used in our calculations is judgmental. We use an estimated incremental borrowing rate calculated on a spread over treasuries based on our estimated credit rating for the indicated term of the lease based on the information available on the commencement date of the lease. As a result, the incremental borrowing rate has and will continue to be impacted by market interest rates. The weighted average incremental borrowing rate was 5.4% in 2025 and 5.2% in 2024. Any payments for completed improvements, determined to be owed by the lessor, net of incentives received, are recorded as an increase to the ROU asset and are considered in the determination of the lease cost.
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
Unrealized losses on our marketable securities, available-for-sale, fluctuate based on changes in market interest rates due the fixed interest rates of most of the securities. Unrealized losses aggregated $1.2 million and $1.6 million as of December 31, 2025 and 2024, respectively. We review our investment portfolio quarterly for all securities in an unrealized loss position to determine if an impairment charge or credit reserve is required. We exclude accrued interest from both the fair value and the amortized cost basis of marketable debt securities, available-for-sale, for the purposes of identifying and measuring an impairment. An investment is impaired if the fair value is less than its amortized cost basis. Impairment relating to credit losses is recorded through a reduction in the amortized cost of the security or an allowance for credit losses and credit loss expense (included in selling, general and administrative expense), limited by the amount that the fair value is less than the amortized cost basis. Impairment that has not been recorded as a credit loss is recorded through other comprehensive loss, net of applicable taxes. We made an accounting policy election to not measure an allowance for credit losses for accrued interest receivable. We evaluate write-off of accrued interest receivable by the major security-type level at the time credit loss exists for the underlying security.
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
In its determination of fair value for contingent and deferred consideration, the Company uses judgment in determining the probability of achieving contractual performance targets and the time frame in which the settlements will occur. Further, judgment is used in determining the appropriate current and future interest rates to apply in each situation. The Company estimated the probability of achievement of contractual performance targets was between 0% to 100% based on each acquisition’s historical and estimated future performance and risk adjusted discount rates of between 4.8% to 6.1%, which resulted in a recorded fair value liability for the contingent consideration of $0.7 million and $4.7 million as of December 31, 2025, and 2024, respectively. The Company estimated the fair value of the deferred consideration using a discounted cash flow estimate using market rates, with the only remaining condition on such payments being the passage of time which resulted in a recorded fair value liability of $0.4 million as of December 31, 2024. As of December 31, 2025, there was no deferred consideration balance outstanding. The maximum undiscounted future settlements of contingent consideration was $6.8 million at December 31, 2025, and the Company is uncertain as to the extent of the volatility in the judgments and unobservable inputs will have on the ultimate settlement of these amounts in the foreseeable future.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of December 31, 2025, the fair value of investments in marketable debt securities, available-for-sale was $236.3 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management, yield management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average credit rating of our portfolio investments (exclusive of cash, cash equivalents, and restricted cash) was A+ as of December 31, 2025. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participant’s expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of December 31, 2025 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease …..................	$6,357
1% Decrease …..................	$3,306
1% Increase …..................	$(3,561)
2% Increase …..................	$(7,377)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K, based on the criteria established under the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on such evaluation, our management has concluded that as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In conducting its assessment, management used the criteria issued by COSO. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria. The effectiveness of internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that a number of our employees and independent contractors are still working remotely. The design of our processes and controls allow for remote execution with accessibility to secure data. Given the current environment, we are continually monitoring and assessing the design and operating effectiveness on our internal controls.
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
Item 9B. Other Information
Insider Adoption or Termination of Trading Arrangements
Disclosure in Lieu of Reporting on a Current Report on Form 8-K
Gregory LaBerge Employment Agreement
As previously reported by the Company, effective on May 1, 2025, Gregory LaBerge transitioned to the role of Senior Vice President, Chief Client Officer. On February 25, 2026, Mr. LaBerge entered into an employment agreement with the Company effective as of February 23, 2026 (“LaBerge Employment Agreement”) memorializing the terms of his service as Senior Vice President, Chief Client Officer. Pursuant to the terms of the LaBerge Employment Agreement, Mr. LaBerge will (i) receive an annual base salary of $350,000, (ii) be eligible to receive an annual discretionary cash bonus with a bonus target of $550,000 based on the achievement of individual goals and Company goals, and (iii) be eligible to receive restricted stock units and performance stock units. The foregoing description of the LaBerge Employment Agreement is not complete and is qualified in its entirety by reference to the full text and terms of such document, a copy of which is filed as Exhibit 10.19 to this Annual Report on Form 10-K and incorporated herein by reference.
During the quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers
The names and ages of our executive officers and directors as of February 26, 2026 are as follows:

Name	Age	Position(s)
Hessam Nadji	60	President, Chief Executive Officer and Director
Steven F. DeGennaro	62	Executive Vice President and Chief Financial Officer
John David Parker	45	Executive Vice President and Chief Operating Officer
Gregory A. LaBerge	55	Senior Vice President, Chief Client Officer
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
John David Parker
Mr. Parker has served as Executive Vice President and Chief Operating Officer, since April 2025, and previously served as Executive Vice President and Chief Operating Officer, Eastern Division from June 2021 to April 2025. Mr. Parker joined the Company in 2004 as a multifamily agent in the Manhattan office and transitioned to management in 2006. In 2007, Mr. Parker opened the Company's Brooklyn office and took over responsibility for the New York regional offices soon afterward. Mr. Parker was appointed Division Manager for the Northeast in 2016 and has been instrumental in driving the Company’s expansion in Canada. Mr. Parker holds a bachelor’s degree in operations and information systems management from Pennsylvania State University.
Gregory A. LaBerge
Mr. LaBerge has served as Senior Vice President and Chief Client Officer since May 2025, and previously served as Senior Vice President and Chief Administrative Officer from 2015 until May 2025. Mr. LaBerge joined the Company in 2005 as an investment broker, became a regional manager in 2008, and was named National Director of our National Hospitality Group in 2012. Prior to that, he worked for 10 years as a management consultant, five years with Ernst & Young LLP, and for Diamond Technology Partners (now part of PricewaterhouseCoopers LLP). His expertise was in working with Fortune 500 companies on strategic and operational initiatives. Mr. LaBerge received his B.A. degree in economics from Northwestern University and his M.B.A. from the Kelley School of Business at Indiana University.
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

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2025. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,736,089	$—	2,657,734
Equity compensation plans not approved by security holders	—	—	—
	1,736,089	$—	2,657,734
(1)Consists of restricted stock units (“RSUs”) and performance share units (“PSUs”) granted under our Amended Plan. Excludes restricted stock awards granted under the Amended Plan, purchase rights granted under the Amended ESPP.
(2)Outstanding RSUs and PSUs have no exercise price.
(3)Includes 2,610,343 shares available for future issuance under the Amended Plan. Includes 47,391 shares available for future issuance under the Amended ESPP, including shares subject to purchase during the current offering period, which commenced on November 15, 2025 (the exact number of which will not be known until the purchase date on May 14, 2026). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant on any one purchase date for any purchase period, including the current purchase period, may not exceed 1,250 shares.
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
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to information appearing in our Proxy Statement, which information will appear under the caption entitled “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm for 2026” in the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this Report:
(1)Consolidated Financial Statements
The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are attached to this Form 10-K beginning on page F-1.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
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

10.2*	Sixth Amendment to Transition Services Agreement by and between Marcus & Millichap, Inc. and Marcus & Millichap Company dated February 19, 2025.

10.3†
Form of Indemnification Agreement by and between Marcus & Millichap, Inc. and each of its Officers and Directors (incorporated by reference to Exhibit 10.7 to the registrant’s registration statement on Form S-1 (No. 333-191316) filed on September 23, 2013).

10.4†
Amended and Restated 2013 Omnibus Equity Incentive Plan, Amended and Restated effective May 2, 2024 (incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2024 filed on August 7, 2024).

10.5†
Amended and Restated 2013 Omnibus Equity Incentive Plan Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.2 to the registrant's quarterly report on form 10-Q (No. 001-36155) for the quarter ended September 30, 2024 filed on November 8, 2024).

Number	Description

10.6†
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

10.11†
Amended and Restated 2013 Omnibus Equity Incentive Plan Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (No. 001-36155) filed on February 4, 2025).

10.12†
Employment Agreement between the Company and Hessam Nadji effective as of March 31, 2016 (incorporated by reference to Exhibit 10.21 to the registrant’s current report on Form 8-K/A (No. 001-36155) filed on April 8, 2016).

10.13†
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

10.16†
 Employment Agreement by and between Richard Matricaria and Marcus & Millichap, Inc., dated May 1, 2025 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (No. 001-36155) filed on June 9, 2025).

10.17†
Change in Control Policy dated August 3, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2021 filed on August 6, 2021).

10.18†
Amended & Restated Death & Disability Policy dated August 3, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q (No. 001-36155) for the quarter ended June 30, 2021 filed on August 6, 2021).

10.19*	Employment Agreement by and between Gregory LaBerge and Marcus & Millichap, Inc., dated February 25, 2026.

19.1	Insider Trading and Disclosure Policy.

21.1*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Restated Compensation Recovery Policy of Marcus & Millichap, Inc. (incorporated by reference to Exhibit 97 to the registrant's annual report on form 10-K (No. 001-36155) for the year ended December 31, 2023 filed on February 27, 2024)

101*
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Dated: February 26, 2026	Marcus & Millichap, Inc.

/s/ Hessam Nadji
Hessam Nadji
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hessam Nadji	Director, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2026
Hessam Nadji

/s/ Steven F. DeGennaro	Chief Financial Officer (Principal Financial Officer)	February 26, 2026
Steven F. DeGennaro

/s/ Fabrice De Bosschere	First Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2026
Fabrice De Bosschere

/s/ George M. Marcus	Director	February 26, 2026
George M. Marcus

/s/ Collete English Dixon	Director	February 26, 2026
Collete English Dixon

/s/ Norma J. Lawrence	Director	February 26, 2026
Norma J. Lawrence

/s/ Lauralee E. Martin	Director	February 26, 2026
Lauralee E. Martin

/s/ Nicholas F. McClanahan	Director	February 26, 2026
Nicholas F. McClanahan

/s/ George T. Shaheen	Director	February 26, 2026
George T. Shaheen

/s/ Don C. Watters	Director	February 26, 2026
Don C. Watters

MARCUS & MILLICHAP, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Marcus & Millichap, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marcus & Millichap, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred commissions payable
Description of the Matter
At December 31, 2025, the Company’s commissions payable to investment sales and financing professionals was $72.5 million. As discussed in Note 7 to the consolidated financial statements, certain investment sales and financing professionals have the ability to earn additional commissions after meeting certain annual revenue thresholds. All commissions are recognized as cost of services in the period in which they are earned as they relate to specific transactions closed. The Company has the ability to defer payment of certain commissions at its election, for up to three years. These payments are referred to as deferred commissions.

Auditing the Company’s deferred commissions was complex with regard to evaluating the completeness of the population of investment sales and financing professionals eligible for deferred commissions and the accuracy of the investment sales and financing professionals’ revenue production to meet thresholds used in determining deferred commissions earned.

How We Addressed the Matter in Our Audit	We evaluated the design and tested the operating effectiveness of the Company’s internal controls over the deferred commissions process. We also tested controls over the completeness and accuracy of the data used in calculating the deferred commissions, including approvals.

To test the deferred commissions payable, we performed audit procedures that included, among others, evaluating the completeness of the deferred commissions schedule based on investment sales and financing professionals’ sales performance. Additionally, we obtained agreements for a sample of agents and recalculated the deferred commissions payable balances based on the agreement terms and investment sales and financing professionals’ revenue production and commission splits. Finally, we inspected for evidence of the eligibility approval process and performed a hindsight analysis to evaluate the cash disbursed compared to the respective deferred commissions previously accrued.

Income Taxes
Description of the Matter
At December 31, 2025, the Company’s gross deferred tax assets and valuation allowance were $75 million and $6 million, respectively. As discussed in Note 2 to the consolidated financial statements, the Company evaluates deferred tax assets to assess whether the deferred tax assets will be realized. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Auditing the Company’s assessment of the deferred tax assets was complex with regard to evaluating management’s judgements used in considering both positive and negative evidence supporting the realizability of the deferred tax assets. The Company’s projection of future taxable income, and the ability to utilize deferred tax assets, relies on several key assumptions such as anticipated average commission rates and projected revenue growth rates for both revenue and expenses. Evaluation of the timing of the deferred tax reversals involved a high degree of auditor judgement to assess, including the use of our tax specialists.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of the Company’s internal controls over the valuation allowance process. We also tested controls over the completeness and accuracy of the data used in the Company’s forecast and deferred tax asset utilization analysis, including approvals.

To test the realizability of the deferred tax assets, our audit procedures included evaluating the methodology used, testing the reasonableness of the key assumptions noted above in the Company’s forecast of taxable income, and testing the underlying data used by the Company. In conjunction with our specialists, we compared management’s key assumptions to market data and historical results, evaluating the likelihood of realization under multiple possible scenarios. Additionally, we involved our tax specialists in evaluating the forecast and the timing of deferred tax assets reversal.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Los Angeles, California
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Marcus & Millichap, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Marcus & Millichap, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Marcus & Millichap, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Los Angeles, California
February 26, 2026

MARCUS & MILLICHAP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash, cash equivalents, and restricted cash (restricted cash of $11,253 and $10,678 at December 31, 2025 and December 31, 2024, respectively)	$161,921	$153,445
Commissions receivable	14,851	18,804
Prepaid expenses	10,424	9,311
Income tax receivable	1,962	6,030
Marketable debt securities, available-for-sale (amortized cost of $90,557 and $189,667 at December 31, 2025 and December 31, 2024, respectively, and $0 allowance for credit losses)	90,564	189,667
Advances and loans, net	15,299	17,519
Other assets, current	14,189	15,543
Total current assets	309,210	410,319
Property and equipment, net	23,877	26,139
Operating lease right-of-use assets, net	74,333	81,120
Marketable debt securities, available-for-sale (amortized cost of $145,570 and $52,366 at December 31, 2025 and December 31, 2024, respectively, and $0 allowance for credit losses)	145,701	51,147
Assets held in rabbi trust	13,476	12,191
Deferred tax assets, net	44,586	48,080
Goodwill and other intangible assets, net	41,662	43,521
Advances and loans, net	147,215	173,657
Other assets, non-current	27,120	23,626
Total assets	$827,180	$869,800
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$11,021	$13,737
Deferred compensation and commissions	57,463	67,197
Operating lease liabilities	18,796	18,522
Accrued bonuses and other employee related expenses	23,856	25,485
Other liabilities, current	10,311	8,076
Total current liabilities	121,447	133,017
Deferred compensation and commissions	35,416	33,257
Operating lease liabilities	59,459	65,701
Other liabilities, non-current	7,755	7,007
Total liabilities	224,077	238,982
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 38,422,993 and 38,856,790 at December 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	192,945	173,340
Retained earnings	409,753	458,907
Accumulated other comprehensive income (loss)	401	(1,433)
Total stockholders’ equity	603,103	630,818
Total liabilities and stockholders’ equity	$827,180	$869,800
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue:
Real estate brokerage commissions	$632,516	$589,695	$559,752
Financing fees	103,916	84,512	66,898
Other revenue	18,724	21,853	19,277
Total revenue	755,156	696,060	645,927
Operating expenses:
Cost of services	470,486	431,471	406,645
Selling, general and administrative	286,283	280,909	285,023
Depreciation and amortization	12,098	16,589	13,627
Total operating expenses	768,867	728,969	705,295
Operating loss	(13,711)	(32,909)	(59,368)
Other income, net	17,504	20,693	19,855
Interest expense	(773)	(812)	(888)
Income (loss) before provision (benefit) for income taxes	3,020	(13,028)	(40,401)
Provision (benefit) for income taxes	4,929	(666)	(6,366)
Net loss	$(1,909)	$(12,362)	$(34,035)

Loss per share:
Basic	$(0.05)	$(0.32)	$(0.88)
Diluted	$(0.05)	$(0.32)	$(0.88)
Weighted average common shares outstanding:
Basic	38,943	38,678	38,659
Diluted	38,943	38,678	38,659
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2025	2024	2023

Net loss	$(1,909)	$(12,362)	$(34,035)
Other comprehensive loss:
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	1,012	753	2,300
Reclassification adjustment for net gains and losses included in other income, net	(5)	—	142
Net change, net of tax of $350, $256 and $813 for the years ended December 31, 2025, 2024, and 2023, respectively	1,007	753	2,442
Foreign currency translation gain (loss), net of tax of $0 for each of the years ended December 31, 2025, 2024, and 2023, respectively	827	(1,418)	407
Total other comprehensive income (loss)	1,834	(665)	2,849
Comprehensive loss	$(75)	$(13,027)	$(31,186)
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	—	$—	39,255,838	$4	$131,541	$585,581	$(3,617)	$713,509
Net and comprehensive income (loss)	—	—	—	—	—	(34,035)	2,849	(31,186)
Dividends	—	—	—	—	—	(20,372)	—	(20,372)
Stock-based award activity:
Stock-based compensation	—	—	—	—	24,146	—	—	24,146
Issuance of common stock pursuant to employee stock purchase plan	—	—	25,818	—	661	—	—	661
Issuance of common stock for vesting of restricted stock units	—	—	453,986	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,339	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(138,451)	—	(4,441)	—	—	(4,441)
Issuance of common stock for stock settled deferred consideration	—	—	58,205	—	1,833	—	—	1,833
Repurchases of common stock	—	—	(1,260,251)	—	—	(38,876)	—	(38,876)
Balance as of December 31, 2023	—	—	38,412,484	4	153,740	492,298	(768)	645,274
Net and comprehensive (loss) income	—	—	—	—	—	(12,362)	(665)	(13,027)
Dividends	—	—	—	—	—	(20,244)	—	(20,244)
Stock-based award activity:
Stock-based compensation	—	—	—	—	23,792	—	—	23,792
Issuance of common stock pursuant to employee stock purchase plan	—	—	30,562	—	847	—	—	847
Issuance of common stock for vesting of restricted stock units	—	—	557,259	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	16,121	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(168,681)	—	(5,872)	—	—	(5,872)
Issuance of common stock for stock settled deferred consideration	—	—	25,945	—	833	—	—	833
Repurchases of common stock	—	—	(16,900)	—	—	(785)	—	(785)
Balance as of December 31, 2024	—	—	38,856,790	4	173,340	458,907	(1,433)	630,818
Net and comprehensive (loss) income	—	—	—	—	—	(1,909)	1,834	(75)
Dividends	—	—	—		—	(20,378)	—	(20,378)
Stock-based award activity:
Stock-based compensation	—	—	—	—	24,226	—	—	24,226
Issuance of common stock pursuant to employee stock purchase plan	—	—	33,141	—	821	—	—	821
Issuance of common stock for vesting of restricted stock units	—	—	605,705	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,297	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(170,310)	—	(5,859)	—	—	(5,859)
Issuance of common stock for stock settled deferred consideration	—	—	13,485	—	417	—	—	417
Repurchases of common stock	—	—	(933,115)	—	—	(26,867)	—	(26,867)
Balance as of December 31, 2025	—	$—	38,422,993	$4	$192,945	$409,753	$401	$603,103
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(1,909)	$(12,362)	$(34,035)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,098	16,589	13,627
Non-cash lease expense	21,328	24,987	26,348
Credit loss expense (recovery)	(31)	578	(128)
Stock-based compensation	24,226	23,792	24,146
Deferred taxes, net	3,139	(1,416)	(6,429)
Unrealized foreign exchange (gains) losses	(108)	191	(37)
Net realized (gains) losses on marketable debt securities, available-for-sale	(8)	—	190
Other non-cash items	2,355	(1,665)	(341)
Changes in operating assets and liabilities:
Commissions receivable	4,437	(3,448)	(7,590)
Prepaid expenses	(1,113)	(498)	599
Advances and loans	29,068	(12,811)	(5,177)
Other assets	(2,397)	(8,798)	(7,208)
Accounts payable and accrued expenses	(3,587)	5,685	(2,960)
Income tax receivable and payable	4,068	3,269	(616)
Accrued bonuses and other employee related expenses	(1,561)	6,407	(19,182)
Deferred compensation and commissions	(7,008)	(1,845)	(35,846)
Operating lease liabilities	(19,793)	(19,015)	(18,364)
Other liabilities	3,453	2,074	573
Net cash provided by (used in) operating activities	66,657	21,714	(72,430)
Cash flows from investing activities
Purchases of marketable debt securities, available-for-sale	(326,983)	(190,704)	(302,283)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	331,136	188,751	391,612
Purchases of convertible notes	—	—	(5,000)
Issuances of employee notes receivable	(105)	(82)	(126)
Payments received on employee notes receivable	—	6	34
Purchase of property and equipment	(7,872)	(7,873)	(9,370)
Net cash (used in) provided by investing activities	(3,824)	(9,902)	74,867
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(5,859)	(5,872)	(4,441)
Proceeds from issuance of shares pursuant to employee stock purchase plan	821	847	661
Dividends paid	(20,550)	(20,226)	(20,103)
Principal payments on stock appreciation rights liability	(2,230)	(1,976)	(1,945)
Principal payments on deferred and contingent consideration	(1,392)	(743)	(2,410)
Cash paid for stock repurchases	(25,366)	(785)	(39,441)
Net cash used in financing activities	(54,576)	(28,755)	(67,679)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	219	(365)	122
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,476	(17,308)	(65,120)
Cash, cash equivalents, and restricted cash at beginning of period	153,445	170,753	235,873
Cash, cash equivalents, and restricted cash at end of period	$161,921	$153,445	$170,753

See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Interest paid during the period	$478	$581	$478
Income taxes paid, net	$422	$468	$674
Cash paid for amounts included in the measurement of operating lease liabilities	$23,984	$23,151	$22,276

Supplemental disclosures of noncash investing and financing activities:
Unpaid purchases of property and equipment	$1,157	$561	$257
Right-of-use assets obtained in exchange for operating lease liabilities	$14,355	$16,122	$28,306
Issuance of stock for the settlement of deferred consideration	$417	$833	$1,833
Dividend payable	$836	$884	$923
See accompanying notes to consolidated financial statements.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
1.    Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. As of December 31, 2025, MMI operates over 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
2.    Accounting Policies and Recent Accounting Pronouncements
Accounting Policies
Cash, Cash Equivalents, and Restricted Cash
The Company considers cash equivalents to include short-term, highly liquid investments with maturities of three months or less when purchased. Restricted cash includes amounts restricted in connection with our Credit Agreement (as defined below) and loan guarantee obligations with M&T Realty Capital Corporation (“MTRCC”). Portions of the balance of cash, cash equivalents, and restricted cash were held in financial institutions, various money market funds with fixed and floating net asset values and short-term commercial paper. Money market funds have floating net asset values and may be subject to liquidity fees. The Company assesses short-term commercial paper for impairment in connection with investments in marketable debt securities, available-for-sale. The likelihood of realizing material losses from cash, cash equivalents, and restricted cash, including the excess of cash balances over federally insured limits, is remote.
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
Loan Performance Fees - For loans originated through the strategic alliance (“Strategic Alliance”) with MTRCC, the Company receives variable consideration in the form of loan performance fees based on a portion of the servicing fees expected to be received by MTRCC under the servicing contract for servicing the loan. As the Company is not obligated to perform any servicing functions and has no further obligations related to the transaction giving rise to the loan performance fees, the estimated value of the loan performance fees to be received is recorded at the time the loan closes and are collected over the estimated term of the related loan. Any changes in the estimate of loan performance fees to be received are recorded in revenue in the period the estimate changes.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
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
Foreign Currency Translation
The Company prepares the financial statements of its Canadian subsidiary using the local currency as the functional currency. The assets and liabilities of the Company’s Canadian subsidiary are translated into U.S. dollars at the rates of exchange at the balance sheet date with the resulting translation adjustments included as a separate component of stockholder’s equity through other comprehensive loss in the consolidated statements of comprehensive loss.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
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
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the years ended December 31, 2025, 2024, and 2023, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due for brokerage and financing transactions are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the years ended December 31, 2025, 2024, and 2023, the Company’s Canadian operations represented approximately 4%, 5%, and 4%, respectively, of total revenue.
During each of the years ended December 31, 2025, 2024, and 2023, no office represented 10% or more of total revenue.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
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
Segment Reporting
The Company has one reportable segment: commercial real estate services. The commercial real estate services segment is the aggregation of our two operating segments: investment sales and financing services. Investment sales and financing services share similar customers, economic characteristics and regulatory environment. The commercial real estate services segment provides these integrated services to investors in commercial real estate, delivered through a network of offices, housing both investment sales and financing professionals, supported by an integrated national platform. The chief operating decision maker (“CODM”) uses net income (loss) to evaluate the overall needs and opportunities of the Company as a whole based on strategic directions and growth initiatives, some of which may apply to parts or all of the organization. Net income (loss) is used to monitor budget versus actual results, as well as to benchmark the Company’s performance to its peer group. The CODM uses this assessment of performance in determining management compensation. The Company’s CODM is its Chief Executive Officer.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to require disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. ASU 2023-09 became effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements.
In March 2024, the FASB issued ASU 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements (“ASU 2024-02”), which removes references to various FASB Concepts Statements in the guidance to simplify the Codification and draw a distinction between authoritative and nonauthoritative literature. ASU 2024-02 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024. The adoption of ASU 2024-02 did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
3.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Computer software and hardware equipment	$56,758	$52,208
Furniture, fixtures and equipment	24,544	24,938
Less: accumulated depreciation and amortization	(57,425)	(51,007)
	$23,877	$26,139
Depreciation expense for property and equipment was $10.0 million, $9.4 million and $8.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During the years ended December 31, 2025 and 2024, the Company wrote-off $3.6 million and $6.8 million, respectively, of property and equipment, primarily related to fully depreciated assets, disposed assets, and abandoned construction-in-progress.
4.    Operating Leases
The Company has operating leases for all of its facilities and autos. The operating lease cost, included in selling, general and administrative expense in the consolidated statements of operations, consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
Operating lease cost:
Lease cost(1)	$25,417	$29,057
Variable lease cost(2)	5,182	6,241
Sublease income	(1,195)	(1,037)
	$29,404	$34,261
(1)Includes charges related to consolidation of office space during the years ended December 31, 2025 and 2024.
(2)Primarily relates to common area maintenance, property taxes, insurance, utilities and parking.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Maturities of lease liabilities by year consisted of the following (in thousands):

December 31, 2025
2026	$22,456
2027	19,211
2028	15,281
2029	11,239
2030	8,664
Thereafter	12,453
Total future minimum lease payments	89,304
Less imputed interest	(11,049)
Present value of operating lease liabilities	$78,255
Other information related to the operating leases consisted of the following:

	December 31,
	2025	2024
Weighted average remaining operating lease term	4.74 years	5.11 years
Weighted average discount rate	5.4%	5.2%
5.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive income (loss) and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt	$90,557	$—	$28	$(21)	$90,564
	$90,557	$—	$28	$(21)	$90,564
Long-term investments:
U.S. treasuries	$29,058	$—	$218	$(17)	$29,259
U.S. government sponsored entities	2,490	—	17	(46)	2,461
Corporate debt	54,093	—	578	(414)	54,257
Asset-backed securities (“ABS”) and other	59,929	—	452	(657)	59,724
	$145,570	$—	$1,265	$(1,134)	$145,701

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

	December 31, 2024
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$29,515	$—	$20	$(18)	$29,517
Corporate debt	160,152	—	55	(57)	160,150
	$189,667	$—	$75	$(75)	$189,667
Long-term investments:
U.S. treasuries	$819	$—	$—	$(46)	$773
U.S. government sponsored entities	996	—	3	(70)	929
Corporate debt	31,820	—	139	(1,025)	30,934
ABS and other	18,731	—	114	(334)	18,511
	$52,366	$—	$256	$(1,475)	$51,147
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$—	$—	$780	$(17)	$780	$(17)
U.S. government sponsored entities	1,562	(2)	413	(44)	1,975	(46)
Corporate debt	21,937	(5)	12,266	(430)	34,203	(435)
ABS and other	8,237	(387)	3,426	(270)	11,663	(657)
	$31,736	$(394)	$16,885	$(761)	$48,621	$(1,155)

	December 31, 2024
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$—	$—	$10,050	$(64)	$10,050	$(64)
U.S. government sponsored entities	—	—	432	(70)	432	(70)
Corporate debt	15,654	(46)	25,520	(1,036)	41,174	(1,082)
ABS and other	6,393	(70)	4,333	(264)	10,726	(334)
	$22,047	$(116)	$40,335	$(1,434)	$62,382	$(1,550)
(1)The fair value excludes accrued interest receivable.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Gross realized gains (1)	$8	$—	$—
Gross realized losses (1)	$—	$—	$(190)
(1)Recorded in other income, net in the consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of December 31, 2025, the portfolio had a weighted average credit rating of A+ and a weighted term to contractual maturity of 6.8 years. As of December 31, 2025, the Company had 101 securities in the portfolio for which there was an unrealized loss. For these securities, there was an unrealized aggregate loss of $1.2 million, or 0.5% of amortized cost, and a weighted average credit rating of A.
As of December 31, 2025, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$90,557	$90,564	$189,667	$189,667
Due after one year through five years	85,624	86,148	26,315	25,944
Due after five years through ten years	16,055	16,118	11,246	10,716
Due after ten years	43,891	43,435	14,805	14,487
	$236,127	$236,265	$242,033	$240,814
The weighted average contractual maturity as of December 31, 2025 and December 31, 2024 was 6.8 years and 2.3 years, respectively. Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Goodwill and intangible assets, net consisted of the following (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,851	$—	$37,851	$37,597	$—	$37,597
Intangible assets (1)	19,377	(15,566)	3,811	19,123	(13,199)	5,924
	$57,228	$(15,566)	$41,662	$56,720	$(13,199)	$43,521
(1)Total weighted remaining average amortization period was 2.9 years and 3.5 years as of December 31, 2025 and 2024, respectively. Intangible assets principally include non-compete agreements and customer relationships.
The Company recorded amortization expense for intangible assets of $2.1 million for the year ended December 31, 2025, $7.2 million for the year ended December 31, 2024 and $4.7 million for the year ended December 31, 2023. The amortization expense of $7.2 million for the year ended December 31, 2024 included an accelerated amortization of $1.2 million and an impairment of $2.2 million of certain intangible assets resulting from changes in estimates.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
Beginning balance	$37,597	$38,046
Impact of foreign currency translation	254	(449)
Ending balance	$37,851	$37,597
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

Years Ended December 31,
2026	$1,387
2027	1,214
2028	1,210
$3,811
As of December 31, 2025, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets as of December 31, 2025. The Company concluded that there was no impairment of intangible assets during the year ended December 31, 2025. At December 31, 2024, the sum of the undiscounted expected future cash flows related to a prior acquisition was lower than the carrying amount of the intangible assets. We determined the fair value to be nominal based on a discounted cash flow over the remaining useful life, resulting in an impairment of the related intangible assets of $2.2 million during the year ended December 31, 2024. The Company concluded that there was no impairment of goodwill during the years ended December 31, 2025 and 2024.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
7.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans as of December 31, 2025 and 2024 was $1.1 million and $1.2 million, respectively, which is included in advances and loans, net in the accompanying consolidated balance sheets.
Other Assets
Other assets consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2025	2024	2025	2024
Security deposits	$—	$—	$1,251	$1,300
Employee notes receivable	140	28	1	88
Securities, held-to-maturity(1)	—	—	9,500	9,500
Loan performance fee receivable	5,121	3,310	15,112	12,529
Investments in convertible notes(2)	5,630	6,347	—	—
Other(3)	3,298	5,858	1,256	209
	$14,189	$15,543	$27,120	$23,626
(1)In connection with the Strategic Alliance with MTRCC, the Company held a $9.5 million Mandatorily Redeemable Fixed-Rate Cumulative Preferred Stock investment in MTRCC, classified as held-to-maturity, which is expected to mature on August 26, 2027 and accrues interest based on the one-year treasury rate.
(2)The Company purchased convertible notes with principal balances aggregating $5.0 million during the fourth quarter 2023 in connection with strategic alliances with companies in the real estate sector. The Company has elected to account for its investments in convertible notes under the fair value option. See Note 9 – “Fair Value Measurements” for additional information.
(3)Other primarily includes customer trust accounts and prepaid lease costs.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2025	2024	2025	2024
SARs liability (1)	$2,800	$2,603	$7,343	$9,518
Commissions payable to investment sales and financing professionals	53,889	63,952	18,618	15,608
Deferred compensation liability (1)	331	173	9,455	8,131
Other	443	469	—	—
	$57,463	$67,197	$35,416	$33,257
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
will be settled with each participant in ten annual installments in January of each year upon retirement or termination from service, or in full upon consummation of a change in control of the Company.
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2025, 2024 and 2023 were 6.57%, 5.95% and 5.79%, respectively. MMI recorded interest expense related to this liability of $625,000, $681,000 and $761,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. The Company made payments of $2.6 million and $2.5 million during the years ended December 31, 2025 and 2024, respectively, consisting of principal and accumulated interest.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to 15-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the years ended December 31, 2025 and 2024, the Company made total payments to participants of $0.3 million and $2.0 million respectively.
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

	Years Ended December 31,
	2025	2024	2023
Increase in the carrying value of the assets held in the rabbi trust (1)	$1,418	$1,561	$1,526
Decrease in the net carrying value of the deferred compensation obligation (2)	$(1,279)	$(1,400)	$(1,439)
(1)Recorded in other income, net in the consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the consolidated statements of operations.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current December 31,		Non-Current December 31,
	2025	2024	2025	2024
Deferred consideration	$—	$411	$—	$—
Contingent consideration	718	4,614	2	117
Dividends payable	1,040	942	1,289	1,559
Stock repurchase payable	1,501	—	—	—
Loan guarantee obligation	2,040	1,426	6,253	5,238
Other (1)	5,012	683	211	93
	$10,311	$8,076	$7,755	$7,007
(1)As of December 31, 2025, other, current liabilities primarily includes a legal accrual related to an ongoing litigation matter. See Note 16 – “Commitments and Contingencies” for additional information.
8.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. In addition, the Company charges MMC for certain shared licensing arrangements. Under the TSA, the Company earned net charge-backs during the years ended December 31, 2025, 2024, and 2023 of $63,000, $59,000, and $77,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the years ended December 31, 2025, 2024, and 2023, the Company earned real estate brokerage commissions and financing fees of $0.9 million, $1.9 million, and $1.1 million, respectively, from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $0.5 million, $1.2 million, and $0.7 million respectively, related to this revenue.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $1.2 million for each of the years ended December 31, 2025, 2024 and 2023. Operating lease cost is included in selling, general and administrative expense in the accompanying consolidated statements of operations. The related operating lease ROU asset, net and operating lease liability as of December 31, 2025 were $6.2 million and $7.0 million, respectively, and as of December 31, 2024 were $7.0 million and $7.6 million, respectively.
Amounts due from and to MMC
As of December 31, 2025 the Company recorded a receivable of $3,100 with MMC. As of December 31, 2024, the Company recorded a payable of $1,000 with MMC. These amounts are included in accounts receivable and accounts payable, in the accompanying consolidated balance sheets.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Other
The Company makes advances to non-executive employees from time-to-time. At December 31, 2025 and 2024, the aggregate principal amount for employee notes receivable was $141,000 and $116,000, respectively, which is included in other assets in the accompanying consolidated balance sheets. See Note 7 – "Selected Balance Sheet Data".
As of December 31, 2025, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 39.0% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
9.    Fair Value Measurements
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	December 31, 2025				December 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$13,476	$—	$13,476	$—	$12,191	$—	$12,191	$—
Convertible notes	$5,630	$—	$—	$5,630	$6,347	$—	$—	$6,347
Cash equivalents (1):
Commercial paper	$2,396	$—	$2,396	$—	$—	$—	$—	$—
Money market funds	78,686	78,686	—	—	90,737	90,737	—	—
	$81,082	$78,686	$2,396	$—	$90,737	$90,737	$—	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$—	$—	$—	$—	$29,517	$29,517	$—	$—
Corporate debt	90,564	—	90,564	—	160,150	—	160,150	—
ABS and other	—	—	—	—	—	—	—	—
	$90,564	$—	$90,564	$—	$189,667	$29,517	$160,150	$—

Long-term investments:
U.S. treasuries	$29,259	$29,259	$—	$—	$773	$773	$—	$—
U.S. government sponsored entities	2,461	—	2,461	—	929	—	929	—
Corporate debt	54,257	—	54,257	—	30,934	—	30,934	—
ABS and other	59,724	—	59,724	—	18,511	—	18,511	—
	$145,701	$29,259	$116,442	$—	$51,147	$773	$50,374	$—

Liabilities:
Contingent consideration	$720	$—	$—	$720	$4,731	$—	$—	$4,731
Deferred consideration	$—	$—	$—	$—	$411	$—	$411	$—
Deferred compensation liability	$9,786	$9,786	$—	$—	$8,304	$8,304	$—	$—
(1)Included in cash, cash equivalents, and restricted cash on the accompanying consolidated balance sheets.
There were no transfers in or out of Level 3 during the years ended December 31, 2025 and 2024.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Contingent and Deferred Consideration
During the year ended December 31, 2025, the Company considered current interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future. Deferred consideration in connection with acquisitions is carried at fair value and calculated using a discounted cash flow estimate with the only remaining condition on such payments being the passage of time.
As of December 31, 2025 and December 31, 2024, contingent and deferred consideration had a maximum undiscounted payment to be settled in cash or stock of $6.8 million and $12.0 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next two years. Changes in fair value are included in selling, general and administrative expense in the consolidated statements of operations.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
Beginning balance	$4,731	$5,482
Change in fair value of contingent consideration(1)	788	43
Payments of contingent consideration	(4,799)	(794)
Ending balance	$720	$4,731
(1)Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at December 31, 2025	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$720	Discounted cash flow	Expected life of cash flows	1.0-1.8 years	(1.0 year)
			Discount rate	5.2%-5.2%	(5.2%)
			Probability of achievement	0.3%-100.0%	(99.8%)

	Fair Value at December 31, 2024	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$4,731	Discounted cash flow	Expected life of cash flows	0.3-2.8 years	(0.4 years)
			Discount rate	4.8%-6.1%	(5.9%)
			Probability of achievement	0.0%-100.0%	(98.2%)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
Convertible Notes
The fair value of the convertible notes considered (i) accrued interest rates between 6% and 10%, (ii) a net weighted average maturity of 0.3 years which may be extended at the option of the holders, (iii) the expected likelihood of occurrence of various scenarios including financing, equity financing, change in control, or liquidation, (iv) a net weighted average settlement of 98% considering premiums from potential conversion into equity and losses from potential liquidation, and (v) discounted cash flow at a weighted average discount rate of 13.5%. During the year ended December 31, 2025, the fair value of the convertible notes decreased by approximately $0.7 million primarily due to a

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
change in likelihood of occurrence of the various scenarios and a decrease in the net settlement rate. The estimated time to settlement changed from a weighted average of 0.77 years as of December 31, 2024 to 0.27 years as of December 31, 2025.
10.    Stockholders’ Equity
Common Stock
As of December 31, 2025 and December 31, 2024, there were 38,422,993 and 38,856,790 shares of common stock, $0.0001 par value, issued and outstanding, which included unvested restricted stock awards (“RSAs”) issued to non-employee directors, respectively. See Note 14 – “Loss per Share” for additional information.
On February 6, 2025, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of April 4, 2025, to stockholders of record at the close of business on March 12, 2025. On July 31, 2025, the Board of Directors declared a second semi-annual regular dividend of $0.25 per share, with a payment date of October 6, 2025, to stockholders of record at the close of business on September 15, 2025. The total dividends declared by the Company during the year ended December 31, 2025 were $20.4 million.
As of December 31, 2025, the dividend payable related to unvested stock awards remaining to be paid upon vesting of stock awards was $2.3 million. The dividend payable is recorded in other liabilities in the consolidated balance sheets. See Note 7 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At December 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.
Accumulated Other Comprehensive Income (Loss)
Amounts reclassified from accumulated other comprehensive income (loss) are included as a component of other income, net or selling, general and administrative expense, as applicable, in the consolidated statements of operations. The reclassifications were determined on a specific identification basis.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as it is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative foreign currency translation adjustments.
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program (the “Repurchase Program”) of up to $70 million. On May 2, 2023, the Company's Board of Directors authorized an additional $70 million to repurchase common stock under the Repurchase Program. During the year ended December 31, 2025, the Company repurchased and retired 933,115 shares of common stock for $26.9 million, at an average cost of $28.79 per share. During the year ended December 31, 2024, the Company repurchased and retired 16,900 shares of common stock for $0.6 million, at an average cost of $32.77 per share. As of December 31, 2025, $44.1 million remained authorized for repurchases under the Repurchase Program.
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

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
2013 Plan, as amended, the “Amended Plan”). The Amended Plan was approved by the stockholders of the Company at the 2024 Annual Meeting of Stockholders.
Grants are made from time to time by the Compensation Committee at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a Director Compensation Policy. The Compensation Committee, at its discretion, may credit dividend equivalents to certain unvested awards as provided in the Amended Plan. Any dividend equivalents credited to unvested awards are paid to the participant at the time the related grants vest. As of December 31, 2025, there were 2,610,343 shares available for future grants under the Amended Plan.
Awards Granted and Settled
Under the Amended Plan, the Company has issued RSAs to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. RSUs generally vest in equal annual installments over a four to five-year period from the date of grant or earlier as approved by the Compensation Committee. In February 2025, the compensation committee of the Board of Directors adopted a new form of PSU Award Agreement under the Amended Plan. The Company has also issued PSUs under the Amended Plan, which are subject to a three-year cliff-vesting period, based on achievement of pre-determined performance targets. At the end of each reporting period, the Company evaluates the probability that the PSUs will vest. Compensation expense related to PSUs is recognized generally over the three-year performance period, based on the grant-date fair value and the probability that the pre-determined performance targets will be achieved. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are forfeited upon termination as a service provider. As of December 31, 2025, there were no issued or outstanding options or SARs under the Amended Plan.
During the year ended December 31, 2025, 621,826 shares of RSUs and RSAs vested, with 170,310 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the Amended Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Outstanding Awards
Activity under the Amended Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2022⁽¹⁾	1,741,461	$42.14
Granted	734,388	$35.20
Vested	(465,480)	$40.87
Forfeited/canceled	(10,624)	$40.96
Nonvested shares at December 31, 2023⁽¹⁾	1,999,745	$39.90
Granted	607,597	$36.04
Vested	(574,598)	$39.37
Forfeited/canceled	(46,737)	$39.73
Nonvested shares at December 31, 2024⁽¹⁾	1,986,007	$38.74
Granted	371,652	$35.20
Granted, with vesting subject to performance targets	86,148	$37.06
Vested	(621,826)	$38.73
Forfeited/canceled(2)	(68,595)	$37.48
Nonvested shares at December 31, 2025⁽¹⁾	1,753,386	$37.92
(1)Nonvested RSUs will be settled through the issuance of new shares of common stock.
(2)Forfeited/canceled shares resulted in $67,000 of dividend equivalents forfeited in 2025.
As of December 31, 2025, the Company had unrecognized stock-based compensation relating to RSUs, RSAs and PSUs of approximately $46.7 million, which is expected to be recognized over a weighted-average period of 2.63 years.
The aggregate fair value of RSUs and RSAs that vested were $20.9 million, $20.2 million and $15.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The ESPP initially had 366,667 shares of common stock reserved, and 47,391 shares of common stock remain available for issuance under the Amended ESPP as of December 31, 2025. As of December 31, 2025, total unrecognized compensation cost related to the Amended ESPP was $134,000 and is expected to be recognized over a weighted average period of 0.36 years.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the consolidated statements of operations and consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
ESPP	$255	$226	$146
RSUs, PSUs and RSAs	23,971	23,566	24,000
	$24,226	$23,792	$24,146
12.    Income Taxes
The components of income from continuing operations before provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
United States	$6,396	$(14,396)	$(39,708)
Foreign	(3,376)	1,368	(693)
	$3,020	$(13,028)	$(40,401)
The provision (benefit) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Federal:
Current	$1,190	$138	$(220)
Deferred	3,338	(84)	(5,342)
	4,528	54	(5,562)
State:
Current	601	595	277
Deferred	(206)	(1,331)	(1,087)
	395	(736)	(810)
Foreign:
Current	—	—	—
Deferred	6	16	6
	6	16	6
	$4,929	$(666)	$(6,366)

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets, net consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred Tax Assets:
Accrued expenses and bonuses	$4,670	$3,984
Advances and loans and other reserves	21,712	16,611
Deferred compensation and commissions	8,728	12,088
Operating lease liabilities	21,760	22,834
Stock-based compensation	7,125	7,682
Net operating and capital loss carryforwards	6,358	11,341
Other comprehensive income	—	306
Amortizable intangibles and other	4,569	4,526
Other	192	—
Deferred tax assets before valuation allowance	75,114	79,372
Valuation allowance	(5,813)	(4,959)
Deferred Tax Assets	69,301	74,413
Deferred Tax Liabilities:
Property and equipment	(1,271)	(2,744)
Operating lease ROU assets, net	(18,346)	(19,236)
Prepaid expenses	(1,056)	(895)
State taxes	(1,562)	(1,535)
Other comprehensive income	(37)	—
Goodwill and other	(2,443)	(1,923)
Deferred Tax Liabilities	(24,715)	(26,333)
Deferred Tax Assets, Net	$44,586	$48,080
As of December 31, 2025, the Company had $9.0 million ($1.9 million tax effected) of net operating loss carryforwards, which are available to reduce future federal income taxes, and have no expiration date. Under the Coronavirus Aid Relief and Economic Security Act (CARES Act) and Tax Cuts and Jobs Act (2017 Tax Act), federal net operating losses incurred after December 31,2017 carried forward indefinitely and can offset up to 80% of future taxable income for tax years after December 31, 2020. State net operating loss carryforwards of $12.6 million ($0.8 million tax effected) are also available to reduce future state income taxes and will expire between 2034 and 2044. As of December 31, 2025, the Company had Canadian net operating loss carryforwards of approximately $14.0 million ($3.7 million tax effected), principally all of which will begin to expire in 2035.
A valuation allowance is required when it is more-likely-than not that all or a portion of a deferred tax asset will not be realized. Realization of a deferred tax asset is dependent upon taxable income in prior carryback years as appropriate, depending on jurisdiction, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences. The Company determined that as of December 31, 2025 and 2024, $5.8 million and $5.0 million, respectively, of the deferred tax assets related to Canadian losses do not satisfy the recognition criteria. The Company has therefore recorded a valuation allowance for this amount. The valuation allowance for deferred tax assets increased by $854,000 during 2025, decreased by $337,000 during 2024 and increased by $361,000 during 2023. The changes are primarily related to the Company’s Canadian operations.
As further described in Note 2, Accounting Policies and Recent Accounting Pronouncements, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory tax rate of 21% to the Company's effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 (in thousands).

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025
	Amount	Rate
Income before provision for income taxes	$3,020	100.0%

Income taxes at the federal statutory rate	634	21.0%
State taxes, net of federal benefit(1)	312	10.3%
Foreign tax effects:
Statutory rate difference between Canada and US	(186)	(6.2)%
Changes in valuation allowances	854	28.3%
Other	46	1.5%
Effect of cross-border tax laws	(16)	(0.5)%
Nontaxable/nondeductible items:
Travel and entertainment	739	24.5%
Officers' compensation	2,053	68.0%
Parking expense	130	4.3%
Life insurance investment income	(298)	(9.9)%
Dividend on unvested awards	(209)	(6.9)%
Stock based compensation	745	24.7%
Business gifts	76	2.5%
Other	49	1.6%
Provision for income taxes and effective income tax rate	$4,929	163.2%
(1)State taxes in California and Texas made up the majority of the tax effect in this category.
The following table is a reconciliation of the U.S federal statutory rate of 21% to the Company's effective rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 (in thousands):

	Years Ended December 31,
	2024		2023
	Amount	Rate	Amount	Rate
Income tax (benefit) expense at the federal statutory rate	$(2,736)	21.0%	$(8,484)	21.0%
State income tax (benefit) expense, net of federal benefit	(582)	4.5%	(602)	1.5%
Shortfall (windfall) tax benefits, net related to stock-based compensation	1,014	(7.8)%	1,260	(3.1)%
Change in valuation allowance	(337)	2.6%	388	(0.9)%
Permanent and other items (1)	1,975	(15.2)%	1,072	(2.7)%
(Benefit) provision for income taxes	$(666)	5.1%	$(6,366)	15.8%
(1)Permanent items relate principally to compensation charges (6.8% – 2024), meals and entertainment (5.5% – 2024), qualified transportation fringe benefits, and other items.
There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025, 2024 and 2023.
The Company is subject to tax in various jurisdictions and, as a matter of ordinary course, the Company may be subject to income tax examinations by the federal, state and foreign taxing authorities for the tax years 2021 to 2025. The Company is not currently under income tax examination by any taxing authority, and the income tax examination by the state of Illinois was closed without any assessment.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
During the year ended December 31, 2025, the Company paid no federal income taxes and received a federal income tax refund of $2.0 million related to prior overpayments in prior periods. State income taxes of $0.4 million were paid during the year ended December 31, 2025, and the Company received state income tax refunds of $0.6 million. No foreign income taxes were paid. Net of income taxes paid and refunds received, cash income tax activity for the year ended December 31, 2025 resulted in a net refund of $2.2 million.
The Company has not provided for U.S. taxes on unremitted earnings of its foreign subsidiary as this subsidiary is operating at a loss and has no earnings and profits to remit. As a result, deferred taxes were not provided related to the cumulative translation adjustments.
13.    Retirement Plans
The Company has a defined contribution plan (the “Marcus & Millichap, Inc. 401(k) Plan”) under Section 401(k) of the Internal Revenue Code for all eligible employees who have completed one month of service. The contribution plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended. Participants may contribute up to 75% of their annual eligible compensation, subject to Internal Revenue Service limitations and ERISA. The Company matches employees' contributions each pay period, dollar for dollar, up to an annual maximum of $4,000 (“Company Match”). Employees become vested in Company Match contributions 33% upon completion of one year of service, 66% upon completion of two years of service and 100% upon completion of three years of service. Company Match contributions aggregated $2.2 million, $2.1 million and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, which is included in selling, general and administrative expense in the consolidated statements of operations.
14.    Loss per Share
Basic and diluted loss per share for the years ended December 31, 2025, 2024 and 2023, respectively consisted of the following (in thousands, except per share data):

	Years Ended December 31,
	2025	2024	2023
Numerator (Basic and Diluted):
Net loss	$(1,909)	$(12,362)	$(34,035)
Change in value for stock settled consideration(1)	(4)	31	65
Adjusted net loss	$(1,913)	$(12,331)	$(33,970)

Denominator:
Basic
Weighted average common shares issued and outstanding	38,960	38,695	38,674
Deduct: Unvested RSAs (2)	(17)	(17)	(15)
Weighted average common shares outstanding	38,943	38,678	38,659

Basic loss per common share	$(0.05)	$(0.32)	$(0.88)
Diluted
Weighted average common shares outstanding from above	38,943	38,678	38,659
Add: Dilutive effect of RSUs, RSAs, PSUs & ESPP(3)	—	—	—
Weighted average common shares outstanding	38,943	38,678	38,659
Diluted loss per common share	$(0.05)	$(0.32)	$(0.88)
Antidilutive shares excluded from diluted earnings per common share(4)	1,100	962	1,593
(1)Relates to contingently issuable stock settled consideration.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
(2)RSAs were issued and outstanding to the non-employee directors and will vest in full on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. See Note 11 – “Stock-Based Compensation Plans” for additional information.
(3)Shares related to the Company's RSUs, RSAs, PSUs, Amended ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for the year ended December 31, 2025 because inclusion of such shares would be antidilutive in a period of loss.
(4)Primarily pertaining to RSU grants to the Company’s employees and independent contractors.
15.    Segment Information
The Company's single reportable segment, the commercial real estate services segment, derives revenues from customers by providing investment sales and financing services to investors in commercial real estate. The accounting policies of the commercial real estate services segment are described in Note 2 – “Accounting Policies and Recent Accounting Pronouncements”. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM assesses performance for the commercial real estate services segment and decides how to allocate resources based on net loss that also is reported on the consolidated statements of operations as net loss.

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
The following table presents selected financial information with respect to the Company’s single reportable segment for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenue:
Real estate brokerage commissions	$632,516	$589,695	$559,752
Financing fees	103,916	84,512	66,898
Other revenue	18,724	21,853	19,277
Total revenue	755,156	696,060	645,927
Less:
Cost of services	470,486	431,471	406,645
Sales and production support	189,240	186,354	191,892
Facility expenses	34,378	38,375	38,804
Depreciation and amortization	12,098	16,589	13,627
Other segment items(1)	62,665	56,180	54,327
Interest expense	773	812	888
Other income	(17,504)	(20,693)	(19,855)
Income tax expense (benefit)	4,929	(666)	(6,366)
Total net expenses	757,065	708,422	679,962
Segment net loss	(1,909)	(12,362)	(34,035)
Adjustments and reconciling items	—	—	—
Consolidated net loss	$(1,909)	$(12,362)	$(34,035)

Other specified segment disclosures:
Interest income(2)	$15,523	$18,982	$18,185
Interest expense	$773	$812	$888
Other significant noncash items:
Stock-based compensation(3)	$24,226	$23,792	$24,146
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
On October 1, 2025, a jury in the case of TwinRock Holdings, LLC et al. v. Southside Ventures, LLC et al., pending in the Circuit Court of Boone County, Missouri returned a verdict against Marcus & Millichap Real Estate Investment Services, Inc., a wholly-owned subsidiary of the Company, in connection with the 2019 sale of a student-housing property near the University of Missouri. The jury awarded MO Murrayfield, LLC $4.1 million in actual damages and $20 million in punitive damages and awarded TwinRock Holdings, LLC $10 million in punitive damages with $0 in actual damages. On October 24, 2025, the Circuit Court entered judgments in the above amounts in favor of MO Murrayfield, LLC and TwinRock Holdings, LLC.
On February 14, 2026, the Circuit Court granted the Company's motion for judgment notwithstanding the verdict with respect to the verdict in favor of TwinRock Holdings, LLC, vacating the $10 million punitive damages award and directing that judgment be entered in favor of the Company. The Company filed its appeal as to the judgment in favor of MO Murrayfield, LLC on February 23, 2026. The Company denies wrongdoing and believes there are strong grounds for reversal or significant reduction of the remaining judgment.
In accordance with ASC 450, management determined that the judgments make a loss probable and reasonably estimable as to at least the actual damages component. Accordingly, the Company recorded an accrual of $4 million in the year ended December 31, 2025. In light of the February 14, 2026 ruling, the Company has revised its estimate of the range of reasonably possible loss to $0 to approximately $24.1 million, pending appellate outcomes, exclusive of any pre-judgment interest or costs. The Company will continue to monitor the matter and update its assessment as warranted by future developments.
Credit Agreement
On September 25, 2023, the Company executed the First Amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), which provides for a $10 million line of credit (the “Credit Facility”) and a maturity date of June 1, 2024. On May 30, 2024, the Company executed the Second Amendment to the Second Amended Restated Credit Agreement which extended the maturity date to June 1, 2025. On May 9, 2025, the Company executed the Third Amendment to the Second Amended Restated Credit Agreement, which further extended the maturity date to June 1, 2026 (as amended, the “Credit Agreement”).
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Facility are available for general corporate purposes and working capital. The Credit Facility includes a $3.0 million sublimit for the issuance of standby letters of credit of which $1.05 million was utilized at December 31, 2025. Borrowings under the Credit Facility will bear interest at the daily simple Secured Overnight Financing Rate plus a spread of 175 basis points. In connection with the amendments to the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.5% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fees are included in interest expense in the accompanying consolidated statements of operations and were $149,000, $131,000, and $128,000 during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, there were no amounts outstanding under the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants, financial reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain total liquidity including cash and cash equivalents and marketable securities, held for sale of $100 million and an average daily cash balance of $35 million with the Bank, on a combined basis with all the guarantors, calculated as of the end of the month. In addition, the Credit Facility requires that $10 million of the minimum daily average cash deposits be held in a blocked account at the Bank, as cash collateral. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of

MARCUS & MILLICHAP, INC.
Notes to Consolidated Financial Statements
December 31, 2025, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS Agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of December 31, 2025, the Company has agreed to a maximum aggregate guarantee obligation of $444.9 million relating to loans with an unpaid balance of $2,723.4 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. As of December 31, 2025 and 2024, the Company has recorded an allowance for loss-sharing obligations of $292,000 and $174,000, respectively. As of December 31, 2025 and 2024, the Company pledged $1,253,000 and $678,000, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of December 31, 2025 aggregated $9.8 million, of which $1.2 million has been paid subsequent to year end.
17.    Subsequent Events
On February 10, 2026, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or $10.0 million, payable on April 3, 2026, to stockholders of record at the close of business on March 13, 2026.
Between December 31, 2025 and February 23, 2026, the Company repurchased an additional 232,367 shares of common stock for $6.1 million pursuant to a Rule 10b5-1 trading plan and the stock repurchase program.