Form 10-Q
period 2026-03-31
Marcus & Millichap, Inc.
filed 2026-05-07
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of May 4, 2026, was 37,821,808 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash, cash equivalents, and restricted cash (restricted cash of $11,488 and $11,253 at March 31, 2026 and December 31, 2025, respectively)	$136,509	$161,921
Commissions receivable	12,750	14,851
Prepaid expenses	9,908	10,424
Income tax receivable	802	1,962
Marketable debt securities, available-for-sale (amortized cost of $56,560 and $90,557 at March 31, 2026 and December 31, 2025, respectively, and $0 allowance for credit losses)	56,527	90,564
Advances and loans, net	14,406	15,299
Other assets, current	14,200	14,189
Total current assets	245,102	309,210
Property and equipment, net	24,403	23,877
Operating lease right-of-use assets, net	70,818	74,333
Marketable debt securities, available-for-sale (amortized cost of $142,322 and $145,570 at March 31, 2026 and December 31, 2025, respectively, and $0 allowance for credit losses)	141,512	145,701
Assets held in rabbi trust	13,165	13,476
Deferred tax assets, net	44,035	44,586
Goodwill and other intangible assets, net	41,172	41,662
Advances and loans, net	146,743	147,215
Other assets, non-current	28,013	27,120
Total assets	$754,963	$827,180
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$11,241	$11,021
Deferred compensation and commissions	33,707	57,463
Operating lease liabilities	18,320	18,796
Accrued bonuses and other employee related expenses	10,985	23,856
Other liabilities, current	18,275	10,311
Total current liabilities	92,528	121,447
Deferred compensation and commissions	29,371	35,416
Operating lease liabilities	56,714	59,459
Other liabilities, non-current	7,297	7,755
Total liabilities	185,910	224,077
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 37,821,936 and 38,422,993 at March 31, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	196,296	192,945
Retained earnings	373,270	409,753
Accumulated other comprehensive (loss) income	(517)	401
Total stockholders’ equity	569,053	603,103
Total liabilities and stockholders’ equity	$754,963	$827,180
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Real estate brokerage commissions	$138,112	$123,622
Financing fees	26,846	18,130
Other revenue	6,509	3,286
Total revenue	171,467	145,038
Operating expenses:
Cost of services	103,637	88,348
Selling, general and administrative	71,215	71,552
Depreciation and amortization	2,391	2,849
Total operating expenses	177,243	162,749
Operating loss	(5,776)	(17,711)
Other income, net	3,763	3,979
Interest expense	(153)	(187)
Loss before benefit for income taxes	(2,166)	(13,919)
Provision (benefit) for income taxes	934	(9,497)
Net loss	$(3,100)	$(4,422)

Loss per share:
Basic	$(0.08)	$(0.11)
Diluted	$(0.08)	$(0.11)
Weighted average common shares outstanding:
Basic	38,201	38,930
Diluted	38,201	38,930
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Net loss	$(3,100)	$(4,422)
Other comprehensive loss:
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	(719)	349
Reclassification adjustment for net gains and losses included in other income, net	—	(6)
Net change, net of tax of $(265) and $110 for the three months ended March 31, 2026 and 2025, respectively	(719)	343
Foreign currency translation (loss) gain, net of tax of $0 for each of the three months ended March 31, 2026 and 2025, respectively	(199)	10
Total other comprehensive (loss) income	(918)	353
Comprehensive loss	$(4,018)	$(4,069)
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2025	—	$—	38,422,993	$4	$192,945	$409,753	$401	$603,103
Net and comprehensive loss	—	—	—	—	—	(3,100)	(918)	(4,018)
Dividends	—	—	—		—	(9,898)	—	(9,898)
Stock-based award activity:
Stock-based compensation	—	—	—	—	6,616	—	—	6,616
Issuance of common stock for vesting of restricted stock units	—	—	417,998	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(123,523)	—	(3,265)	—	—	(3,265)
Repurchases of common stock	—	—	(895,532)	—	—	(23,485)	—	(23,485)
Balance as of March 31, 2026	—	$—	37,821,936	$4	$196,296	$373,270	$(517)	$569,053

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	38,856,790	$4	$173,340	$458,907	$(1,433)	$630,818
Net and comprehensive (loss) income	—	—	—	—	—	(4,422)	353	(4,069)
Dividends	—	—	—	—	—	(10,230)	—	(10,230)
Stock-based award activity
Stock-based compensation	—	—	—	—	6,179	—	—	6,179
Issuance of common stock for vesting of restricted stock units	—	—	426,884	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(133,096)	—	(4,720)	—	—	(4,720)
Repurchases of common stock	—	—	(12,538)	—	—	(425)	—	(425)
Balance as of March 31, 2025	—	$—	39,138,040	$4	$174,799	$443,830	$(1,080)	$617,553
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(3,100)	$(4,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,391	2,849
Non-cash lease expense	5,182	5,416
Credit loss expense (recovery)	(13)	44
Stock-based compensation	6,616	6,179
Deferred taxes, net	817	(9,498)
Unrealized foreign exchange gains	92	1
Net realized gains on marketable debt securities, available-for-sale	—	(8)
Other non-cash items	556	2,238
Changes in operating assets and liabilities:
Commissions receivable	2,005	5,342
Prepaid expenses	515	1,888
Advances and loans	1,343	1,687
Other assets	(949)	1,627
Accounts payable and accrued expenses	585	(3,884)
Income tax receivable	1,160	(20)
Accrued bonuses and other employee related expenses	(12,851)	(14,703)
Deferred compensation and commissions	(26,949)	(42,316)
Operating lease liabilities	(4,858)	(5,145)
Other liabilities	(113)	(116)
Net cash used in operating activities	(27,571)	(52,841)
Cash flows from investing activities
Purchases of marketable debt securities, available-for-sale	(34,392)	(61,265)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	71,196	119,924
Issuances of employee notes receivable	(50)	—
Payments received on employee notes receivable	24	—
Purchase of property and equipment	(2,974)	(1,491)
Net cash provided by investing activities	33,804	57,168
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(3,265)	(4,720)
Dividends paid	(775)	(697)
Principal payments on stock appreciation rights liability	(2,518)	(2,230)
Principal payments on contingent consideration	(42)	—
Cash paid for stock repurchases	(24,947)	(425)
Net cash used in financing activities	(31,547)	(8,072)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(98)	4
Net decrease in cash, cash equivalents, and restricted cash	(25,412)	(3,741)
Cash, cash equivalents, and restricted cash at beginning of period	161,921	153,445
Cash, cash equivalents, and restricted cash at end of period	$136,509	$149,704
Supplemental disclosures of cash flow information:
Interest paid during the period	$294	$385
Income taxes paid, net	$31	$21
Supplemental disclosures of noncash investing and financing activities:
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$18	$6
Unpaid purchases of property and equipment	$768	$269
Right-of-use assets obtained in exchange for operating lease liabilities	$1,664	$4,976
Dividend payable	$9,898	$10,230
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
0
1.    Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. As of March 31, 2026, MMI operates over 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
Reorganization and Initial Public Offering
Marcus & Millichap, Inc. was formed in June 2013 in preparation for the spin-off of Marcus & Millichap Real Estate Investment Services, Inc. (“MMREIS”), the real estate investment services business of the Marcus & Millichap Company (“MMC”). Our initial public offering (“IPO”) was completed in November 2013. In connection with our IPO, the shareholders of MMREIS contributed their shares of MMREIS to MMI in exchange for common stock of MMI.
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed on February 26, 2026 with the SEC. The results of the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, for other interim periods or for future years.
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
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For the three months ended March 31, 2026 and 2025, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due for brokerage and financing transactions are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three months ended March 31, 2026 and 2025, the Company’s Canadian operations represented 4.2% and 4.6% of total revenue, respectively.
During the three months ended March 31, 2026 and 2025, no office represented 10% or more of total revenue.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Guarantee Obligations - For certain loans originated through the Strategic Alliance with MTRCC, the Company may agree, at its option, to indemnify MTRCC for a portion of MTRCC’s obligations for loans sold to Fannie Mae. For these loans, the Company allocates a portion of the transaction price and records a loan guarantee obligation based on its fair value. Revenue for this stand-ready obligation is recorded on a straight-line basis over the term of the estimated guarantee period and is recorded in financing fees in the condensed consolidated statements of operations. The guarantee obligation is capped at 16.70% of any unpaid principal balance in excess of the value of the collateral securing such loan. For these loans, the Company is required to pledge cash in a restricted bank account in support of the guarantee obligation. The Company records an allowance for estimated losses related to the loans subject to the guarantee considering the risk characteristics of the loan, the loan's risk rating, historical loss experience, potential adverse situations affecting individual loans and other forecasted information as appropriate.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance is intended to provide investors enhanced disclosures and requires public entities to disaggregate key expense types. The update is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. While the adoption is not expected to have an impact on the Company's condensed consolidated financial statements, it is expected to result in incremental disclosures within the footnotes to its condensed consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), to update guidance on accounting for internal-use software. The amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. ASU 2025-6 is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The new requirements may be applied on a prospective, retrospective, or modified transition approach. The Company is evaluating the impact this ASU will have on its condensed consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements.
2.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer software and hardware equipment	$59,145	$56,758
Furniture, fixtures and equipment	24,617	24,544
Less: accumulated depreciation and amortization	(59,359)	(57,425)
	$24,403	$23,877
Depreciation expense for property and equipment was $2.0 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive income (loss) and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$2,002	$—	$1	$—	$2,003
Corporate debt	54,558	—	5	(39)	54,524
	$56,560	$—	$6	$(39)	$56,527
Long-term investments:
U.S. treasuries	$27,049	$—	$30	$(37)	$27,042
U.S. government sponsored entities	2,427	—	13	(50)	2,390
Corporate debt	51,265	—	285	(537)	51,013
Asset-backed securities (“ABS”) and other	61,581	—	253	(767)	61,067
	$142,322	$—	$581	$(1,391)	$141,512

	December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Corporate debt	$90,557	$—	$28	$(21)	$90,564
	$90,557	$—	$28	$(21)	$90,564
Long-term investments:
U.S. treasuries	$29,058	$—	$218	$(17)	$29,259
U.S. government sponsored entities	2,490	—	17	(46)	2,461
Corporate debt	54,093	—	578	(414)	54,257
ABS and other	59,929	—	452	(657)	59,724
	$145,570	$—	$1,265	$(1,134)	$145,701
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	March 31, 2026
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$7,989	$(16)	$771	$(21)	$8,760	$(37)
U.S. government sponsored entities	1,327	(4)	402	(46)	1,729	(50)
Corporate debt	67,190	(100)	9,967	(476)	77,157	(576)
ABS and other	23,444	(480)	3,842	(287)	27,286	(767)
	$99,950	$(600)	$14,982	$(830)	$114,932	$(1,430)

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
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Gross realized gains (1)	$—	$8
Gross realized losses (1)	$—	$—
(1)Recorded in other income, net in the condensed consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of March 31, 2026, the portfolio had a weighted average credit rating of A+ and a weighted term to contractual maturity of 7.9 years. As of March 31, 2026, the Company had 148 securities in the portfolio for which there was an unrealized loss. For these securities, there was an unrealized aggregate loss of $1.4 million, or 0.7% of amortized cost, and a weighted average credit rating of A+.
As of March 31, 2026, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$56,560	$56,527	$90,557	$90,564
Due after one year through five years	82,259	82,187	85,624	86,148
Due after five years through ten years	15,705	15,647	16,055	16,118
Due after ten years	44,358	43,678	43,891	43,435
	$198,882	$198,039	$236,127	$236,265
The weighted average contractual maturity as of March 31, 2026 and December 31, 2025 was 7.9 years and 6.8 years, respectively. Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.
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
Goodwill and intangible assets, net consisted of the following (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,778	$—	$37,778	$37,851	$—	$37,851
Intangible assets (1)	19,304	(15,910)	3,394	19,377	(15,566)	3,811
	$57,082	$(15,910)	$41,172	$57,228	$(15,566)	$41,662
(1)Total weighted remaining average amortization period was 2.7 years and 2.9 years as of March 31, 2026 and December 31, 2025, respectively. Intangible assets principally include non-compete agreements and customer relationships.
The Company recorded amortization expense for intangible assets of $0.4 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Three Months Ended March 31, 2026
Beginning balance	$37,851
Additions from acquisitions	—
Impact of foreign currency translation	(73)
Ending balance	$37,778

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

March 31, 2026
Remainder of 2026	$970
2027	1,214
2028	1,210
2029	—
2030	—
Thereafter	—
$3,394
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
As of March 31, 2026, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for impairment testing. The Company estimated the recoverability of the intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows that the Company expects the asset to generate. The sum of the undiscounted expected future cash flows was greater than the carrying amount of the intangible assets. The Company concluded that as of March 31, 2026, there was no impairment of intangible assets.
5.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans as of March 31, 2026 and December 31, 2025 was $1.0 million and $1.1 million, respectively, which is included in advances and loans, net in the accompanying condensed consolidated balance sheets.
Other Assets
Other assets consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Security deposits	$—	$—	$1,213	$1,251
Employee notes receivable	119	140	30	1
Securities, held-to-maturity(1)	—	—	9,500	9,500
Loan performance fee receivable	5,201	5,121	15,508	15,112
Investments in convertible notes(2)	5,774	5,630	—	—
Other(3)	3,106	3,298	1,762	1,256
	$14,200	$14,189	$28,013	$27,120
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
account for its investments in convertible notes under the fair value option. See Note 7 – “Fair Value Measurements” for additional information.
(3)Other primarily includes customer trust accounts and other long-term prepaid costs.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Stock appreciation rights (“SARs”) liability (1)	$863	$2,800	$6,593	$7,343
Commissions payable to investment sales and financing professionals	31,956	53,889	13,450	18,618
Deferred compensation liability (1)	324	331	9,328	9,455
Other	564	443	—	—
	$33,707	$57,463	$29,371	$35,416
(1)The SARs and deferred compensation liabilities become subject to payout at the time the participant is no longer considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to participants within the next twelve months have been classified as current.
SARs Liability
Prior to the IPO, certain employees of the Company were granted SARs under a stock-based compensation program assumed by MMC. In connection with the IPO, the SARs agreements were revised, the MMC liability of $20.0 million for the SARs was frozen as of March 31, 2013 and was transferred to MMI through a capital distribution. The SARs liability is settled with each participant in ten annual installments in January of each year upon retirement or termination from service, or in full upon consummation of a change in control of the Company.
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2026 and 2025 were 6.19% and 6.57%, respectively. MMI recorded interest expense related to this liability of $114,000 and $156,000 for the three months ended March 31, 2026 and 2025, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. The Company made payments of $2.8 million and $2.6 million during the three months ended March 31, 2026 and 2025, respectively, consisting of principal and accumulated interest.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to 15-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the three months ended March 31, 2026 and 2025, the Company made total payments to participants of $88,000 and $143,000 respectively.
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

	Three Months Ended March 31,
	2026	2025
Decrease in the carrying value of the assets held in the rabbi trust (1)	$(277)	$(163)
Decrease in the net carrying value of the deferred compensation obligation (2)	$268	$232
(1)Recorded in other income, net in the condensed consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the condensed consolidated statements of operations.
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Contingent consideration	$580	$718	$2	$2
Dividends payable	10,540	1,040	912	1,289
Stock repurchase payable	39	1,501	—	—
Loan guarantee obligation	2,193	2,040	6,277	6,253
Other (1)	4,923	5,012	106	211
	$18,275	$10,311	$7,297	$7,755
(1)As of March 31, 2026 and December 31, 2025, other, current liabilities primarily includes a legal accrual related to an ongoing litigation matter. See Note 13 – “Commitments and Contingencies” for additional information.
6.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. In addition, the Company charges MMC for certain shared licensing arrangements. Under the TSA, the Company earned net charge-backs during the three months ended March 31, 2026 and 2025 of $15,300 and $7,900, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ended March 31, 2026, the Company earned real estate brokerage commissions and financing fees of $0.6 million from transactions with subsidiaries of MMC related to these services. The Company incurred cost of services of $0.4 million related to this revenue. For the three months ended March 31, 2025, the Company did not have any transactions with subsidiaries of MMC.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $0.3 million for both the three months ended March 31, 2026 and 2025. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The related operating lease ROU asset, net and operating lease liability as of March 31, 2026 were $6.0 million and $6.8 million, respectively, and as of December 31, 2025 were $6.2 million and $7.0 million, respectively.
Amounts due from and to MMC
As of March 31, 2026, the Company recorded a net payable of $1,800 with MMC. As of December 31, 2025, the Company recorded a net receivable of $3,100 with MMC. These amounts are included in accounts payable and accounts receivable, respectively, in the accompanying condensed consolidated balance sheets.
Other
The Company makes advances to non-executive employees from time-to-time. At March 31, 2026 and December 31, 2025, the aggregate principal amount for employee notes receivable was $149,000 and $141,000, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data”.
As of March 31, 2026, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 39.7% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
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
Recurring Fair Value Measurements
The Company values its investments including commercial paper and floating net asset value money market funds recorded in cash, cash equivalents, and restricted cash, investments in marketable debt securities, available-for-sale, assets held in the rabbi trust, deferred compensation liability, contingent consideration and investments in convertible notes at fair value on a recurring basis.
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
The Company has elected to account for its investments in convertible notes, included in other assets, under the fair value option, with changes in fair value recognized in other income, net in the condensed consolidated statements of operations. The Company estimates the fair value of each convertible note at each balance sheet date using a scenario-based framework that incorporates various scenarios weighted based on the expected likelihood of occurrence. Within each scenario, a discounted cash flow approach was utilized, taking the expected settlement for the event, and discounting it based on the expected timing and a discount rate. Each of the assumptions in the model were considered significant assumptions. The Company noted that a change in the expected probability, expected payoff, timing, or discount rate, would result in a change to the fair value ascribed to the convertible notes. As these are significant inputs not observable in the market, the valuation is classified as a Level 3 measurement.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	March 31, 2026				December 31, 2025
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$13,165	$—	$13,165	$—	$13,476	$—	$13,476	$—
Convertible notes	$5,774	$—	$—	$5,774	$5,630	$—	$—	$5,630
Cash equivalents (1):
Commercial paper	$20,138	$—	$20,138	$—	$2,396	$—	$2,396	$—
Money market funds	20,847	20,847	—	—	78,686	78,686	—	—
	$40,985	$20,847	$20,138	$—	$81,082	$78,686	$2,396	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$2,003	$2,003	$—	$—	$—	$—	$—	$—
Corporate debt	54,524	—	54,524	—	90,564	—	90,564	—
	$56,527	$2,003	$54,524	$—	$90,564	$—	$90,564	$—

Long-term investments:
U.S. treasuries	$27,042	$27,042	$—	$—	$29,259	$29,259	$—	$—
U.S. government sponsored entities	2,390	—	2,390	—	2,461	—	2,461	—
Corporate debt	51,013	—	51,013	—	54,257	—	54,257	—
ABS and other	61,067	—	61,067	—	59,724	—	59,724	—
	$141,512	$27,042	$114,470	$—	$145,701	$29,259	$116,442	$—

Liabilities:
Contingent consideration	$582	$—	$—	$582	$720	$—	$—	$720
Deferred compensation liability	$9,652	$9,652	$—	$—	$9,786	$9,786	$—	$—
(1)Included in cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the three months ended March 31, 2026 and 2025.
Contingent Consideration
During the three months ended March 31, 2026, the Company considered current interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future.
As of March 31, 2026 and December 31, 2025, contingent consideration had a maximum undiscounted payment to be settled in cash of $6.6 million and $6.8 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next two years. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$720	$4,731
Change in fair value of contingent consideration(1)	112	(519)
Payments of contingent consideration	(250)	—
Ending balance	$582	$4,212
(1)Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at March 31, 2026	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$582	Discounted cash flow	Expected life of cash flows	0.8-1.6 years	(0.8 years)
			Discount rate	5.6%-5.6%	(5.6%)
			Probability of achievement	0.3%-94.8%	(94.4%)

	Fair Value at December 31, 2025	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$720	Discounted cash flow	Expected life of cash flows	1-1.8 years	(1 year)
			Discount rate	5.2%-5.2%	(5.2%)
			Probability of achievement	0.3%-100.0%	(99.8%)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
Convertible Notes
The fair value of the convertible notes considered (i) accrued interest rates between 6% and 10%, (ii) a net weighted average maturity of 0.53 years which may be extended at the option of the holders, (iii) the expected likelihood of occurrence of various scenarios including financing, equity financing, change in control, or liquidation, (iv) a net weighted average settlement of 97% considering premiums from potential conversion into equity and losses from potential liquidation, and (v) discounted cash flow at a weighted average discount rate of 13.5%. During the three months ended March 31, 2026, the fair value of the convertible notes increased by approximately $0.1 million primarily due to a change in the estimated time of settlement. The estimated time to settlement changed from a weighted average of 0.27 years as of December 31, 2025 to 0.24 years as of March 31, 2026.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Stockholders’ Equity
Common Stock
As of March 31, 2026 and December 31, 2025, there were 37,821,936 and 38,422,993 shares of common stock, $0.0001 par value, issued and outstanding, respectively, which included unvested restricted stock awards (“RSAs”) issued to non-employee directors. See Note 11 – “Loss per Share” for additional information.
On February 10, 2026, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of April 3, 2026, to stockholders of record at the close of business on March 13, 2026. The compensation committee of the Company’s Board of Directors (“Compensation Committee”) granted dividend equivalents to all unvested grants as of the record date.
As of March 31, 2026, the dividend payable was $11.5 million, of which $9.5 million was paid on April 3, 2026 and $1.9 million of dividend equivalents related to unvested stock awards remain to be paid upon vesting of stock awards. The $1.9 million dividend payable is recorded in other liabilities in the condensed consolidated balance sheets, of which $0.9 million is classified as non-current. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.
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
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program (the “Repurchase Program”) of up to $70 million. On May 2, 2023, the Company's Board of Directors authorized an additional $70 million to repurchase common stock under the Repurchase Program. During the three months ended March 31, 2026, the Company repurchased and retired 895,532 shares of common stock for $23.5 million, at an average cost of $26.22 per share. As of March 31, 2026, $20.6 million remained authorized for repurchases under the Repurchase Program.
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
Grants are made from time to time by the Compensation Committee at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a Director Compensation Policy. The Compensation Committee, at its discretion, may credit dividend equivalents to certain unvested awards as provided in the Amended Plan. Any dividend equivalents credited to unvested

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
awards are paid to the participant at the time the related grants vest. As of March 31, 2026, there were 2,335,671 shares available for future grants under the Amended Plan.
Awards Granted and Settled
Under the Amended Plan, the Company has issued RSAs to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. RSUs generally vest in equal annual installments over a four to five-year period from the date of grant or earlier as approved by the Compensation Committee. In February 2025, the compensation committee of the Board of Directors adopted a new form of PSU Award Agreement under the Amended Plan. The Company has also issued PSUs under the Amended Plan, which are subject to a three-year cliff-vesting period, based on achievement of pre-determined performance targets. At the end of each reporting period, the Company evaluates the probability that the PSUs will vest. Compensation expense related to PSUs is recognized generally over the three-year performance period, based on the grant-date fair value and the probability that the pre-determined performance targets will be achieved. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are forfeited upon termination as a service provider. As of March 31, 2026, there were no issued or outstanding options or SARs under the Amended Plan.
During the three months ended March 31, 2026, 417,998 RSUs and RSAs vested, with 123,523 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the Amended Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the Amended Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2025⁽¹⁾	1,753,386	$37.92
Granted	261,582	$27.22
Granted, with vesting subject to performance targets	155,344	$27.22
Vested	(417,998)	$40.10
Forfeited/canceled	(18,731)	$38.38
Nonvested shares at March 31, 2026⁽¹⁾	1,733,583	$34.82
(1)Nonvested RSUs will be settled through the issuance of new shares of common stock.
As of March 31, 2026, the Company had unrecognized stock-based compensation relating to RSUs, RSAs and PSUs of approximately $50.8 million, which is expected to be recognized over a weighted-average period of 2.75 years.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The ESPP initially had 366,667 shares of common stock reserved, and 47,391 shares of common stock remain available for issuance under the Amended ESPP as of March 31, 2026. As of March 31, 2026, total unrecognized compensation cost related to the Amended ESPP was $44,000 and is expected to be recognized over a weighted average period of 0.12 years.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of operations and consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
ESPP	$90	$58
RSUs, PSUs and RSAs	6,526	6,121
	$6,616	$6,179
10.    Income Taxes
The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any. For the current quarter, the Company recognized an income tax provision of $0.9 million, resulting in an effective tax rate of (43.1)%. In the comparable period of 2025, the income tax benefit was $9.5 million, with an effective tax rate of 68.2%. The decrease in the effective tax rate for the three months ended March 31, 2026, compared to the same period in 2025, is primarily attributed to non-deductible items, state income taxes, and shortfall tax expenses, net related to stock-based compensation. The Company evaluated the realizability of its net deferred tax asset of $44.0 million related to its U.S. operations and concluded that it is more likely than not that the asset will be realized, resulting in no additional valuation allowance. Canada deferred tax assets remain fully reserved with a valuation allowance.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Loss per Share
Basic and diluted loss per share for the three months ended March 31, 2026 and 2025, respectively consisted of the following (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Numerator (Basic and Diluted):
Net loss	$(3,100)	$(4,422)
Change in value for stock settled consideration(1)	—	1
Adjusted net loss	$(3,100)	$(4,421)

Denominator:
Basic
Weighted average common shares issued and outstanding	38,218	38,946
Deduct: Unvested RSAs(2)	(17)	(16)
Weighted average common shares outstanding	38,201	38,930

Basic loss per common share	$(0.08)	$(0.11)
Diluted
Weighted average common shares outstanding from above	38,201	38,930
Add: Dilutive effect of RSUs, RSAs, PSUs & ESPP(3)	—	—
Weighted average common shares outstanding	38,201	38,930
Diluted loss per common share	$(0.08)	$(0.11)
Antidilutive shares excluded from diluted earnings per common share(4)	1,780	1,031
(1)Relates to contingently issuable stock settled consideration.
(2)RSAs were issued to the non-employee directors and will vest in full on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(3)Shares related to the Company's RSUs, RSAs, PSUs, Amended ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for each of the three months ended March 31, 2026 and 2025 because inclusion of such shares would be antidilutive in a period of loss.
(4)Primarily pertaining to RSU grants to the Company’s employees and independent contractors.
12.    Segment Information
The Company's single reportable segment, the commercial real estate services segment, derives revenues from customers by providing investment sales and financing services to investors in commercial real estate. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents selected financial information with respect to the Company’s single reportable segment for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Real estate brokerage commissions	$138,112	$123,622
Financing fees	26,846	18,130
Other revenue	6,509	3,286
Total revenue	171,467	145,038
Less:
Cost of services	103,637	88,348
Sales and production support	48,998	48,693
Facility expenses	8,371	8,759
Depreciation and amortization	2,391	2,849
Other segment items(1)	13,846	14,100
Interest expense	153	187
Other income	(3,763)	(3,979)
Income tax expense (benefit)	934	(9,497)
Total net expenses	174,567	149,460
Segment net loss	(3,100)	(4,422)
Adjustments and reconciling items	—	—
Consolidated net loss	$(3,100)	$(4,422)

Other specified segment disclosures:
Interest income(2)	$4,024	$4,019
Interest expense	$153	$187
Other significant noncash items:
Stock-based compensation(3)	$6,616	$6,179
(1)Other segment items include: costs related to sales events, licenses and subscriptions, promotion and marketing, recruitment and training, information technology, telecommunications, consulting and professional fees, legal expenses, insurance costs, and other general and administrative expenses.
(2)Interest income is included within the other income caption.
(3)Stock-based compensation is included within the sales and production support caption.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
In accordance with ASC 450, management determined that the judgment makes a loss probable and reasonably estimable as to at least the actual damages component. Accordingly, the Company has an accrual of $4 million as of March 31, 2026, which was initially recorded in 2025. In light of the February 14, 2026 ruling, the Company has revised its estimate of the range of reasonably possible loss to $0 to approximately $24.1 million, pending appellate outcomes, exclusive of any pre-judgment interest or costs. The Company will continue to monitor the matter and update its assessment as warranted by future developments.
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
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Facility are available for general corporate purposes and working capital. The Credit Facility includes a $3.0 million sublimit for the issuance of standby letters of credit of which $1.05 million was utilized at March 31, 2026. Borrowings under the Credit Facility will bear interest at the daily simple Secured Overnight Financing Rate plus a spread of 175 basis points. In connection with the amendments to the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.5% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fees are included in interest expense in the accompanying condensed consolidated statements of operations and was $32,000 for both the three months ended March 31, 2026 and 2025. As of March 31, 2026, there were no amounts outstanding under the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants, financial reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain total liquidity including cash and cash equivalents and marketable securities, held for sale of $100 million and an average daily cash balance of $35 million with the Bank, on a combined basis with all the guarantors, calculated as of the end of the month. In addition, the Credit Facility requires that $10 million of the minimum daily average cash deposits be held in a blocked account at the Bank, as cash collateral. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2026, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS Agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of March 31, 2026, the Company has agreed to a maximum aggregate guarantee obligation of $477.8 million relating to loans with an unpaid balance of $2,921.3 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. As of March 31, 2026 and December 31, 2025, the Company has recorded an allowance for loss-sharing obligations of $207,000 and $292,000, respectively. As of March 31, 2026 and December 31, 2025, the Company pledged $1,488,000 and $1,253,000, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of March 31, 2026 aggregated $8.3 million.
14.    Subsequent Events
On February 10, 2026, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or $10.0 million, payable to stockholders of record at the close of business on March 13, 2026, of which $9.5 million was paid on April 3, 2026.
Between March 31, 2026 and May 4, 2026, the Company repurchased an additional 17,425 shares of common stock for $0.5 million pursuant to a Rule 10b5-1 trading plan and the stock repurchase program.
On April 30, 2026, the Company's Board of Directors approved an additional $70 million to repurchase common stock under its stock repurchase program. After accounting for shares repurchased through May 4, 2026 and the increased authorization, the Company has approximately $90 million available to repurchase shares under its program. No time limit has been established for the completion of the program, and the repurchases are expected to be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.

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
•any business interruption or technology failure, including cybersecurity risks and ransomware attacks, and any related impact on our brand reputation or clients;
•changes in interest rates, availability of capital, tax laws, tariffs and trade regulations, executive orders, employment laws, or other government regulation affecting our business;
•our ability to successfully identify, negotiate, execute, and integrate accretive acquisitions; and
•other risk factors included under “Risk Factors” in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q or in any subsequent SEC report.

In addition, in this release, words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “goal,” “expect,” “predict,” “potential,” “should,” and similar expressions, as they relate to our Company, our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research, and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of March 31, 2026, we had 1,724 investment sales and financing professionals that are primarily exclusive independent contractors operating in more than 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three months ended March 31, 2026, we closed 2,022 investment sales, financing and other transactions with total sales volume of approximately $12.1 billion. During the year ended December 31, 2025, we closed 8,818 investment sales, financing and other transactions with total sales volume of approximately $50.8 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended March 31, 2026, approximately 81% of our revenue was generated from real estate brokerage commissions, 15% from financing fees and 4% from other revenue, including consulting and advisory services.
We divide commercial real estate into four major markets, characterized by price:
•Properties priced less than $1 million;
•Private client market: properties priced from $1 million to up to but less than $10 million;
•Middle market: properties priced from $10 million to up to but less than $20 million; and
•Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the $1 million - $10 million private client market, which contributed approximately 64% and 63% of our real estate brokerage commissions during the three months ended March 31, 2026 and 2025, respectively. The following table sets forth the number of transactions, sales volume and revenue by each commercial real estate market for real estate brokerage:

	Three Months Ended March 31,
	2026			2025			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	201	$118	$5,335	199	$123	$5,026	2	$(5)	$309
Private Client Market ($1 – <$10 million)	990	3,283	88,137	832	2,688	77,705	158	595	10,432
Middle Market ($10 – <$20 million)	80	1,038	19,656	85	1,202	20,889	(5)	(164)	(1,233)
Larger Transaction Market (≥$20 million)	77	3,452	24,984	59	2,646	20,002	18	806	4,982
	1,348	$7,891	$138,112	1,175	$6,659	$123,622	173	$1,232	$14,490
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
The conflict in the Middle East and the closure of the Strait of Hormuz caused new economic headwinds compounding existing U.S. economic challenges. The conflict caused an immediate surge in fuel prices that spurred an 85 basis point increase in Consumer Price Index (“CPI”) inflation, pushing the inflation rate to 3.3%, its highest level since May 2024. The rapid inflationary rise reduced the likelihood of future interest rate reductions by the Federal Reserve, resulting in a 50 basis point increase in both the 5-year and 10-year treasury rates in the month of March. Longer-term inflationary risks driven by other commodities that rely on transit through the Strait of Hormuz could further exacerbate inflation and dampen the economic outlook. The duration of the conflict, extent of infrastructure destruction and the degree to which shipping through this region is curtailed will determine the significance of the inflationary and economic impact.
Following the U.S. Supreme Court’s invalidation of the tariffs applied using the International Emergency Economic Powers Act, President Trump relied on Section 122 of the Trade Act of 1974, to apply 10% universal tariffs. This reduced the net effective tariffs paid by U.S. citizens from 16% to 13.7% according to the Yale Budget Lab. While the tariffs are modestly lower, they remain a headwind for economic growth with the potential to increase inflation. The combination of the tariffs, the conflict in the Middle East and elevated immigration enforcement have aligned to raise business and consumer uncertainty and impact consumer sentiment which fell to a record low in March. Nonetheless the U.S. economy continues to generate positive economic growth as consumption fuels GDP. In March, retail sales posted a strong 4.0% year-over-year gain, suggesting consumer spending persists as a positive force despite the various economic headwinds. While job creation remains subdued, with just 260,000 new jobs added in the trailing 12-months ended March 2026, the unemployment rate is still healthy at 4.3% as of March 2026.
Although the economy remains generally sound, the initiation of the military engagement in the Middle East, together with a lack of clarity from the U.S. presidential administration regarding tariffs and trade policy has made it particularly difficult to predict the economic outlook. Recession risk remains modestly elevated, and inflation risk continues to be a concern. The Federal Reserve has adopted a cautious stance, opting to hold rates flat in March 2026 and April 2026 as expected. Risks of further U.S. military action and increased immigration enforcement have garnered national and international media attention, further exacerbating economic uncertainty. Should policy uncertainty abate, the underlying strength of the U.S. economy could support a stronger economic outlook.
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
Multifamily housing demand revived in the first quarter of 2026 following the negative absorption in the fourth quarter of 2025. Although demand was moderate, it outpaced the now slowing pace of construction to deliver a 10 basis point vacancy reduction to 5.1%. The first quarter housing demand gains were broad based, with all tracked major markets delivering positive absorption. Sun Belt metro areas that still face a substantial supply overhang from the significant development over the past several years generated the strongest absorption, but metro areas outside the Sun Belt generally sustained the lowest vacancy rates and highest rent growth. With 2026 multifamily completions expected to total just 270,000 units, down by 34% from 2025 and 54% below the peak development year of 2024, multifamily performance could gain momentum this year. However, demand could be restrained by below average job creation and record low consumer sentiment. Combined, these economic forces could weigh on household formation and restrain occupancy gains.
The combined encumbrance of tariffs and economic uncertainty weighed on both retail and industrial space demand in the first quarter of 2026. While industrial absorption was positive, it fell marginally short of new completions for the quarter. The pace of construction continued to taper, with 46 million square feet of added supply in the first quarter of 2026, a reduction of 38% compared to the same quarter in 2025. Industrial vacancy rates remained stable for the third consecutive quarter at 7.8%. The conflict in the Middle East may begin to restrain industrial space demand in coming quarters. Since the conflict began, both shipping and flatbed trucking costs have increased by more than 25%. Shipping dislocation and the elevated cost of diesel fuel may impair supply chains and logistics in the coming months if the Middle East conflict continues for an extended period. This could moderate both industrial and retail space demand. The retail sector is showing signs of economic and geopolitical headwinds as many retailers have slowed their expansion plans. Retail space demand was modestly negative in the first quarter of 2026, raising the vacancy rate by 20 basis points to 5.0%. Nonetheless, retail property construction is limited and retail sales remain healthy, suggesting that when uncertainty abates space demand could revive quickly.
Demand for office space remains positive despite weak job creation as companies increasingly bring more of their workforce into the office. Office space absorption has been positive for eight consecutive quarters, with annual gains on par with the 10-year average prior to the pandemic. While space demand has been concentrated in Class A properties and suburban areas of primary markets, the gains have been sufficient to reduce the vacancy rate by 110 basis points from its peak of 17.2% in the second quarter of 2024. Opportunistic investors who have acquired office assets at a significant discount and who anticipate an extended office property recovery cycle have boosted office property transaction activity.
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
After a surge in March 2026 following the onset of the conflict in the Middle East, interest rates appear to have stabilized, with the 10-year treasury rate holding relatively steady in the low- to mid-4% range. Given the inflation risks spurred by the conflict, the Federal Reserve is currently expected to keep the Federal Funds Rate flat through the remainder of the year. However, with the Chairmanship of the Federal Reserve anticipated to pass to Kevin Warsh in the second quarter, there is a possibility that Federal Reserve policies could shift this year.
While commercial real estate lender spreads widened in March 2026, they have begun to tighten again, suggesting commercial real estate lending rates could return to a range comparable with the fourth quarter of 2025. However, the rate outlook remains fluid with geopolitical forces and a new Federal Reserve Chair being key variables in the outlook. Debt capital liquidity remains healthy with all lenders actively engaging the market.
Although economic uncertainty combined with financial market and interest rate volatility normally tends to increase investor caution, capital flows into commercial real estate could potentially be bolstered. As a “hard asset” with some level of resistance to inflation, recessions and financial market volatility, investment into commercial real estate could benefit from the current economic climate. The repricing of commercial real estate assets over the last three years has enhanced their yield profile, supporting positive or neutral leverage in many markets and property types. In addition, the passage of the “One Big Beautiful Bill Act” in July 2025 provides some tax benefits and additional clarity to the commercial real estate market. Bonus depreciation rules, increased state and local tax (“SALT”) allowances, and increased deductibility of interest paid on commercial real estate could bolster investment activity. Furthermore, by making many of the new tax rules permanent, investors can rely on greater tax policy certainty, allowing them to deploy longer-term investment strategies. Whether capital migrates to commercial properties will likely depend on the risk perception of the broader financial market.

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
Commercial real estate transaction activity increased by 7% in the first quarter of 2026 compared to the same period in 2025, led by gains in institutional grade seniors housing and hotel property sales. For the quarter, hotel transactions priced $20 million and higher nearly quintupled to 261 transactions while seniors housing transactions in the same price tranche grew by 137% to 317 transactions. First quarter transaction velocity of all property types priced between $2.5 million and $20 million, however, remained relatively stable, gaining just 1.9% versus the same period last year. If the Middle East conflict is resolved before major inflationary and economic disruptions occur, transaction velocity could gain momentum. However, if the conflict extends through the summer, it could potentially elevate inflation and recession risks, possibly eroding investor confidence. If economic and financial market stability is disrupted by the conflict and inflation accelerates, then commercial real estate could emerge as a favored investment option due to its more durable cash flows and inflation resistance.
Several metrics traditionally associated with rising transaction activity, including increased exclusive inventory being brought to market and rising requests for Broker Opinions of Value, suggest that transactional momentum could be sustained in the coming quarters. Nonetheless, the variety of potential headwinds facing the sector, including the economy, interest rates, financial market trends, geopolitical and commercial real estate pricing clarity, could suppress activity. In the current uncertain climate, defensive assets such as single-tenant net lease properties backed by high-credit tenants and medical office assets continue to receive buyer interest. Apartment properties, supported by positive long-term drivers, including robust demographics of the renter-aged population and the high cost of homeownership, is also a favored property segment. Another important factor influencing the investor outlook is the renewal of many of the 2017 Tax Cuts and Jobs Act provisions. Accelerated depreciation, pass-through entity deductions, increases in Low Income Housing Tax Credit (LIHTC) allocations, increased SALT deductions and the renewal of Opportunity Zones could benefit commercial real estate investment. Ultimately, market velocity will be dictated by a combination of the economic outlook, financial market trends, geopolitical forces, Federal Reserve action, interest rates and the buyer/seller expectation gap. If trade and foreign policy stabilize, uncertainty abates and investor sentiment rises, we believe commercial real estate investment activity could gain additional momentum.
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
Interest Expense
Interest expense primarily consists of interest expense associated with the stock appreciation rights (“SARs”) liability, and our Credit Agreement (as defined herein in Item 2).
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
Results of Operations
The following is a discussion of our results of operations for the three months ended March 31, 2026 and 2025. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended March 31, 2026 and 2025, we closed 2,022 and 1,706 investment sales, financing and other transactions, respectively, with total sales volume of approximately $12.1 billion and $9.4 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended March 31,
Real Estate Brokerage	2026	2025
Average number of investment sales professionals	1,636	1,578
Average number of transactions per investment sales professional	0.82	0.74
Average commission per transaction	$102,457	$105,210
Average commission rate	1.75%	1.86%
Average transaction size (in thousands)	$5,854	$5,668
Total number of transactions	1,348	1,175
Total brokerage sales volume (in millions)	$7,891	$6,659

	Three Months Ended March 31,
Financing (1)	2026	2025
Average number of financing professionals	101	102
Average number of transactions per financing professional	3.94	3.30
Average fee per transaction	$55,187	$42,702
Average fee rate	0.71%	0.75%
Average transaction size (in thousands)	$7,754	$5,721
Total number of transactions	398	337
Total financing sales volume (in millions)	$3,086	$1,928
(1)Operating metrics exclude certain financing fees not directly associated to transactions.
Comparison of Three Months Ended March 31, 2026 and 2025
Below are key operating results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (dollars in thousands):

	Three Months Ended March 31, 2026	Percentage of Revenue	Three Months Ended March 31, 2025	Percentage of Revenue	Change
					Dollars	Percentage
Revenue:
Real estate brokerage commissions	$138,112	80.5%	$123,622	85.2%	$14,490	11.7%
Financing fees	26,846	15.7	18,130	12.5	8,716	48.1%
Other revenue	6,509	3.8	3,286	2.3	3,223	98.1%
Total revenue	171,467	100	145,038	100	26,429	18.2%
Operating expenses:
Cost of services	103,637	60.5	88,348	60.9	15,289	17.3%
Selling, general and administrative	71,215	41.5	71,552	49.3	(337)	(0.5)%
Depreciation and amortization	2,391	1.4	2,849	2.0	(458)	(16.1)%
Total operating expenses	177,243	103.4	162,749	112.2	14,494	8.9%
Operating loss	(5,776)	(3.4)	(17,711)	(12.2)	11,935	(67.4)%
Other income, net	3,763	2.2	3,979	2.7	(216)	(5.4)%
Interest expense	(153)	(0.1)	(187)	(0.1)	34	(18.2)%
Loss before provision (benefit) for income taxes	(2,166)	(1.3)	(13,919)	(9.6)	11,753	(84.4)%
Provision (benefit) for income taxes	934	0.5	(9,497)	(6.5)	10,431	(109.8)%
Net loss	$(3,100)	(1.8)%	$(4,422)	(3.1)%	$1,322	(29.9)%
Adjusted EBITDA (1)	$2,942	1.7%	$(8,742)	(6.0)%	$11,684	133.7%
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
Revenue
Our total revenue was $171.5 million for the three months ended March 31, 2026 compared to $145.0 million for the same period in 2025, an increase of $26.4 million, or 18.2%. Total revenue primarily increased as a result of increases in real estate brokerage commissions and financing fees, as described below. See the “Factors Affecting Our Business” section for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions increased to $138.1 million for the three months ended March 31, 2026 from $123.6 million for the same period in 2025, an increase of $14.5 million, or

11.7%. The increase was primarily attributed to an 18.5% increase in total sales volume, partially offset by an 11 basis point decrease in the average commission rate earned compared to the same period in 2025. The decrease in the average commission rate was due to revenue shifting from the Private Client Market to the Larger Transaction Market, which generally earns lower commission rates as rates generally have an inverse relationship to transaction size. The Larger Transaction Market revenue increased by 24.9%, while the Private Client Market revenue increased by 13.4%.
Financing fees. Revenue from financing fees increased to $26.8 million for the three months ended March 31, 2026 from $18.1 million for the same period in 2025, an increase of $8.7 million, or 48.1%. The increase was primarily attributed to a 60.1% increase in the total financing volume, partially offset by a four basis point decrease in the average fee rate earned compared to the same period in 2025.
Other revenue. Other revenue increased to $6.5 million for the three months ended March 31, 2026 from $3.3 million for the same period in 2025, an increase of $3.2 million, or 98.1%. The increase was primarily driven by increases in leasing fees and consulting fees during the three months ended March 31, 2026 compared to the same period in 2025.
Total Operating Expenses
Our total operating expenses were $177.2 million for the three months ended March 31, 2026 compared to $162.7 million for the same period in 2025, an increase of $14.5 million, or 8.9%. Cost of services increased by $15.3 million, partially offset by a decrease of $0.3 million in selling, general, and administrative expenses and a decrease of $0.5 million in depreciation and amortization expense as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services increased to $103.6 million for the three months ended March 31, 2026 from $88.3 million for the same period in 2025, an increase of $15.3 million, or 17.3%. The increase was primarily due to increased commission expenses driven by the related increased revenue discussed above. Cost of services as a percentage of total revenue decreased by 40 basis points to 60.5% compared to the same period in 2025 primarily due to our senior investment sales and financing professionals earning higher commissions in 2025.
Selling, general, and administrative expense. Selling, general and administrative expense remained relatively consistent at $71.2 million for the three months ended March 31, 2026 compared to $71.6 million for the same period in 2025.
Depreciation and amortization expense. Depreciation and amortization expense decreased to $2.4 million for the three months ended March 31, 2026 from $2.8 million for the same period in 2025, a decrease of $0.5 million, or 16.1%. The decrease primarily relates to assets that were fully depreciated in 2025.
Other Income, Net
Other income, net decreased to $3.8 million for the three months ended March 31, 2026 from $4.0 million for the same period in 2025. The $0.2 million decrease primarily relates to a decrease in the carrying value of the assets held in the rabbi trust and an increase in the foreign currency unrealized losses.
Interest Expense
Interest expense decreased by an immaterial amount for the three months ended March 31, 2026 compared to the same period in 2025, and primarily relates to interest expense on our SARs liability.
Provision (benefit) for Income Taxes
The provision for income taxes was $0.9 million for the three months ended March 31, 2026, compared to a benefit for income taxes of $9.5 million for the same period in 2025. The effective income tax rate for the three months ended March 31, 2026 was (43.1)% compared to 68.2% for the same period in 2025. The decrease in the effective tax rate for the three months ended March 31, 2026, compared to the same period in 2025, is primarily attributed to non-deductible items, state income taxes, and shortfall tax expenses, net related to stock-based compensation. Refer to Note 10 – “Income Taxes” of our accompanying Notes to Condensed Consolidated Financial Statements for additional information.

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

	Three Months Ended March 31,
	2026	2025
Net loss	$(3,100)	$(4,422)
Adjustments:
Interest income and other(1)	(4,052)	(4,038)
Interest expense	153	187
Provision (benefit) for income taxes	934	(9,497)
Depreciation and amortization	2,391	2,849
Stock-based compensation	6,616	6,179
Adjusted EBITDA	$2,942	$(8,742)
(1)Other includes net realized gains (losses) on marketable debt securities, available-for-sale.
Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents, cash flows from operations, marketable debt securities, available-for-sale and, if necessary, borrowings under the Credit Agreement (as defined herein in Item 2). We have invested a portion of our cash in money market funds and fixed and variable income debt securities, in accordance with our investment policy approved by the Board of Directors. Certain of our investments in money market funds may not maintain a stable net asset value and may impose a discretionary liquidity fee. To date, we have not experienced any restrictions on our ability to redeem funds from money market funds. Although we have historically funded our operations through operating cash flows, there can be no assurance that we can continue to meet our cash requirements entirely through our operations, cash and cash equivalents, proceeds from the sale of marketable debt securities, available-for-sale or availability under the Credit Agreement.

Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $25.4 million to $136.5 million at March 31, 2026, compared to $161.9 million at December 31, 2025. The following table sets forth our summary cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(27,571)	$(52,841)
Net cash provided by investing activities	33,804	57,168
Net cash used in financing activities	(31,547)	(8,072)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(98)	4
Net decrease in cash, cash equivalents, and restricted cash	(25,412)	(3,741)
Cash, cash equivalents, and restricted cash at beginning of period	161,921	153,445
Cash, cash equivalents, and restricted cash at end of period	$136,509	$149,704
Operating Activities
Cash flows used in operating activities were $27.6 million for the three months ended March 31, 2026 compared to $52.8 million for the same period in 2025. The $25.2 million decrease in cash flows used in operating activities for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a reduction in operating losses, as discussed above, a $15.4 million decrease in change in deferred compensation and commissions and a $10.3 million decrease in net deferred taxes in the three months ended March 31, 2026 compared to the same period in 2025. The cash flows used in operating activities were also affected by the timing of certain cash receipts and payments.
Investing Activities
Cash flows provided by investing activities were $33.8 million for the three months ended March 31, 2026 compared to $57.2 million for the same period in 2025. The $23.4 million decrease in cash provided by investing activities for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to a decrease in net proceeds of $21.9 million from sales, purchases, and maturities of securities in the three months ended March 31, 2026 compared to the same period in 2025.
Financing Activities
Cash flows used in financing activities were $31.5 million for the three months ended March 31, 2026 compared to $8.1 million for the same period in 2025. The $23.5 million increase in cash flows used in financing activities is primarily due to the $24.5 million increase in cash paid for stock repurchases in the three months ended March 31, 2026 compared to the same period in 2025.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, and proceeds from the sale of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months and beyond. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of March 31, 2026, cash (excluding restricted cash), cash equivalents, and marketable debt securities, available-for-sale, aggregated $323.1 million.
Credit Agreement
We have a credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”) which provides for a $10 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2026. As of March 31, 2026, there were no amounts outstanding under the Credit Agreement. We monitor covenant compliance on a regular basis to ensure continued compliance with the Credit

Agreement. Our ability to borrow under the Credit Agreement is limited by our ability to comply with its covenants or obtain necessary waivers. See Note 13 – “Commitments and Contingencies” of our accompanying Notes to Condensed Consolidated Financial Statements for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae, which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of March 31, 2026, the Company has agreed to a maximum aggregate guarantee obligation of $477.8 million relating to loans with an unpaid balance of $2,921.3 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The Company has recorded an allowance for losses of $207,000 as of March 31, 2026 related to these guarantee obligations. The Company is required to provide cash collateral to MTRCC for this obligation and this is reflected as $1.5 million of restricted cash as of March 31, 2026, which is included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheet.
Material Cash Requirements
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 through the date the condensed consolidated financial statements were issued, other than for the payment on April 3, 2026 of a semi-annual regular dividend of $0.25 per share on outstanding common stock declared by our Board of Directors on February 10, 2026, aggregating $9.5 million.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of increased interest rates on the broader economy.
The annual CPI inflation rate in the U.S. peaked at 9.1% in June 2022, the highest annual inflation rate since November 1981. CPI inflation fell to 2.4% as of March 2025 and ended 2025 at 2.7%. In March 2026, largely due to the surge in oil and gas prices caused by the Middle East conflict, inflation increased to 3.3%. Although tariffs will likely play a role in the inflation outlook, the greater inflation risks largely center on the duration of the Middle East conflict and the amount of damage done to infrastructure. The uncertainty surrounding these variables has reduced expectations of rate reductions by the Federal Reserve this year, pushing interest rates higher. By the same token, the prospect of Kevin Warsh assuming the role of Chairman at the Federal Reserve could revive efforts to reduce the overnight rate.
Looking forward, inflation could rise as the impact of tariffs flow through to consumers and if the Middle East conflict and closure of the Strait of Hormuz continues for an extended period. The change of leadership at the Federal Reserve is another variable that could potentially alter the inflation and interest rate outlook. At this time, these variables remain opaque, clouding the inflation and interest rate outlook.
Critical Accounting Estimates
We prepare our financial statements in accordance with U.S. GAAP. In applying many of these accounting principles, we make assumptions, estimates and/or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and/or judgments, however, are often subjective and our actual results may change based on changing circumstances or changes in our analyses. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. There were no significant changes in our critical accounting policies, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of March 31, 2026, the fair value of investments in marketable debt securities, available-for-sale was $198.0 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management, yield management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average credit rating of our portfolio investments (exclusive of cash, cash equivalents, and restricted cash) was A+ as of March 31, 2026. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participants’ expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of March 31, 2026 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$5,642
1% Decrease	$3,005
1% Increase	$(3,372)
2% Increase	$(7,112)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e)

and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, based on the criteria established under the Internal Control Integrated Framework (the “2013 framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, our management has concluded that as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For additional information regarding legal proceedings, see Note 13 — “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Item 1, Part 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors described in our Annual Report on form 10-K for the year ended December 31, 2025.

We have been subject to cybersecurity incidents in the past and may be the target of future attacks. The failure to maintain the security of our information and technology networks, including personally identifiable and client information, could adversely affect us.
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
In April 2026, the Company experienced a cybersecurity incident in which a threat actor used social engineering techniques to obtain an employee's login credentials and gain unauthorized access to certain Company systems, resulting in the exfiltration of certain customer, employee, and internal business data. The Company promptly detected the incident, contained the unauthorized access, and engaged outside cybersecurity and legal counsel to assist with its response. The Company's systems and business operations were not disrupted, and the Company does not believe the incident has had a material impact on its business, financial condition or results of operations. The Company's investigation remains ongoing, and there can be no assurance that this or future cybersecurity incidents will not adversely affect our reputation, brand, business, financial condition, and results of operations, or result in future costs, litigation, or regulatory proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Share repurchase activity during the three months ended March 31, 2026 was as follows:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2026 - January 31, 2026	76,605	$27.47	76,605	$41,979,592
February 1, 2026 - February 28, 2026	286,539	$26.00	286,539	34,530,658
March 1, 2026 - March 31, 2026	532,388	$26.17	532,388	20,599,022
Total	895,532		895,532	$20,599,022
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
(2)As of March 31, 2026, the Company had outstanding authorization to purchase up to $140 million of the Company's common stock under its common stock repurchase program announced on August 2, 2022, of which $119.4 million had been utilized.
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	May 7, 2026	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)