Form 10-Q
period 2026-06-30
Marcus & Millichap, Inc.
filed 2026-08-06
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of August 3, 2026, was 37,871,003 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash, cash equivalents, and restricted cash (restricted cash of $1,750 and $11,253 at June 30, 2026 and December 31, 2025, respectively)	$153,516	$161,921
Commissions receivable	13,542	14,851
Income tax receivable	3,352	1,962
Marketable debt securities, available-for-sale (amortized cost of $57,287 and $90,557 at June 30, 2026 and December 31, 2025, respectively, and $0 allowance for credit losses)	57,249	90,564
Advances and loans, net	15,211	15,299
Prepaid expenses and other assets, current	27,765	24,613
Total current assets	270,635	309,210
Property and equipment, net	23,110	23,877
Operating lease right-of-use assets, net	69,895	74,333
Marketable debt securities, available-for-sale (amortized cost of $135,819 and $145,570 at June 30, 2026 and December 31, 2025, respectively, and $0 allowance for credit losses)	134,446	145,701
Assets held in rabbi trust	13,987	13,476
Deferred tax assets, net	43,260	44,586
Goodwill and other intangible assets, net	40,741	41,662
Advances and loans, net	140,478	147,215
Other assets, non-current	29,243	27,120
Total assets	$765,795	$827,180
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,962	$11,021
Deferred compensation and commissions	40,161	57,463
Operating lease liabilities	17,500	18,796
Accrued bonuses and other employee related expenses	16,268	23,856
Other liabilities, current	8,937	10,311
Total current liabilities	92,828	121,447
Deferred compensation and commissions	30,486	35,416
Operating lease liabilities	56,653	59,459
Other liabilities, non-current	6,915	7,755
Total liabilities	186,882	224,077
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 37,871,003 and 38,422,993 at June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	203,468	192,945
Retained earnings	376,674	409,753
Accumulated other comprehensive (loss) income	(1,233)	401
Total stockholders’ equity	578,913	603,103
Total liabilities and stockholders’ equity	$765,795	$827,180
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Real estate brokerage commissions	$167,002	$141,417	$305,114	$265,039
Financing fees	30,266	26,259	57,112	44,389
Other revenue	5,647	4,600	12,156	7,886
Total revenue	202,915	172,276	374,382	317,314
Operating expenses:
Cost of services	126,666	106,618	230,303	194,966
Selling, general and administrative	71,688	71,550	142,903	143,102
Depreciation and amortization	2,348	3,153	4,739	6,002
Total operating expenses	200,702	181,321	377,945	344,070
Operating income (loss)	2,213	(9,045)	(3,563)	(26,756)
Other income, net	4,192	5,498	7,955	9,477
Interest expense	(140)	(200)	(293)	(387)
Income (loss) before provision (benefit) for income taxes	6,265	(3,747)	4,099	(17,666)
Provision (benefit) for income taxes	2,356	7,288	3,290	(2,209)
Net income (loss)	$3,909	$(11,035)	$809	$(15,457)

Earnings (loss) per share:
Basic	$0.10	$(0.28)	$0.02	$(0.40)
Diluted	$0.10	$(0.28)	$0.02	$(0.40)
Weighted average common shares outstanding:
Basic	37,827	39,004	38,013	38,967
Diluted	38,019	39,004	38,249	38,967
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$3,909	$(11,035)	$809	$(15,457)
Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	(421)	477	(1,140)	826
Reclassification adjustment for net gains and losses included in other income, net	—	—	—	(6)
Net change, net of tax of $(146) and $(411) for the three and six months ended June 30, 2026 and $162 and $272 for the three and six months ended June 30, 2025, respectively	(421)	477	(1,140)	820
Foreign currency translation (loss) gain, net of tax of $0 for each of the three and six months ended June 30, 2026 and 2025, respectively	(295)	928	(494)	938
Total other comprehensive (loss) income	(716)	1,405	(1,634)	1,758
Comprehensive income (loss)	$3,193	$(9,630)	$(825)	$(13,699)
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	—	$—	37,821,936	$4	$196,296	$373,270	$(517)	$569,053
Net and comprehensive income (loss)	—	—	—	—	—	3,909	(716)	3,193
Stock-based award activity:
Stock-based compensation	—	—	—	—	6,780	—	—	6,780
Issuance of common stock pursuant to employee stock purchase plan	—	—	22,398	—	540	—	—	540
Issuance of common stock for vesting of restricted stock units	—	—	30,083	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	18,886	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(4,875)	—	(148)	—	—	(148)
Repurchases of common stock	—	—	(17,425)	—	—	(505)	—	(505)
Balance as of June 30, 2026	—	$—	37,871,003	$4	$203,468	$376,674	$(1,233)	$578,913

	Three Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	—	$—	39,138,040	$4	$174,799	$443,830	$(1,080)	$617,553
Net and comprehensive (loss) income	—	—	—	—	—	(11,035)	1,405	(9,630)
Stock-based award activity
Stock-based compensation	—	—	—	—	6,223	—	—	6,223
Shares issued pursuant to employee stock purchase plan	—	—	17,767	—	441	—	—	441
Issuance of common stock for vesting of restricted stock units	—	—	49,233	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,297	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(8,565)	—	(256)	—	—	(256)
Issuance of common stock for stock settled deferred consideration	—	—	13,485	—	417	—	—	417
Repurchases of common stock	—	—	(230,283)	—	—	(6,973)	—	(6,973)
Balance as of June 30, 2025	—	$—	38,996,974	$4	$181,624	$425,822	$325	$607,775
See accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	38,422,993	$4	$192,945	$409,753	$401	$603,103
Net and comprehensive income (loss)	—	—	—	—	—	809	(1,634)	(825)
Dividends	—	—	—		—	(9,898)	—	(9,898)
Stock-based award activity
Stock-based compensation	—	—	—	—	13,396	—	—	13,396
Shares issued pursuant to employee stock purchase plan	—	—	22,398	—	540	—	—	540
Issuance of common stock for vesting of restricted stock units	—	—	448,081	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	18,886	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(128,398)	—	(3,413)	—	—	(3,413)
Repurchases of common stock	—	—	(912,957)	—	—	(23,990)	—	(23,990)
Balance as of June 30, 2026	—	$—	37,871,003	$4	$203,468	$376,674	$(1,233)	$578,913

	Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	38,856,790	$4	$173,340	$458,907	$(1,433)	$630,818
Net and comprehensive (loss) income	—	—	—	—	—	(15,457)	1,758	(13,699)
Dividends	—	—	—	—	—	(10,230)	—	(10,230)
Stock-based award activity
Stock-based compensation	—	—	—	—	12,402	—	—	12,402
Shares issued pursuant to employee stock purchase plan	—	—	17,767	—	441	—	—	441
Issuance of common stock for vesting of restricted stock units	—	—	476,117	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,297	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(141,661)	—	(4,976)	—	—	(4,976)
Issuance of common stock for stock settled deferred consideration	—	—	13,485	—	417	—	—	417
Repurchases of common stock	—	—	(242,821)	—	—	(7,398)	—	(7,398)
Balance as of June 30, 2025	—	$—	38,996,974	$4	$181,624	$425,822	$325	$607,775
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$809	$(15,457)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,739	6,002
Non-cash lease expense	10,394	10,687
Credit loss expense	101	504
Stock-based compensation	13,396	12,402
Deferred taxes, net	1,740	(2,209)
Unrealized foreign exchange gains (losses)	185	(176)
Net realized gains on marketable debt securities, available-for-sale	—	(8)
Other non-cash items	681	2,099
Changes in operating assets and liabilities:
Commissions receivable	1,107	2,440
Prepaid expenses	(6,177)	1,574
Advances and loans	6,564	11,344
Other assets	676	(889)
Accounts payable and accrued expenses	(409)	(2,933)
Income tax receivable	(1,390)	(333)
Accrued bonuses and other employee related expenses	(7,538)	(9,507)
Deferred compensation and commissions	(20,126)	(35,418)
Operating lease liabilities	(9,930)	(10,133)
Other liabilities	(215)	(1,810)
Net cash used in operating activities	(5,393)	(31,821)
Cash flows from investing activities
Purchases of marketable debt securities, available-for-sale	(77,859)	(197,928)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	120,307	191,176
Issuances of employee notes receivable	(50)	(100)
Payments received on employee notes receivable	25	—
Purchase of property and equipment	(3,919)	(3,224)
Net cash provided by (used in) investing activities	38,504	(10,076)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(3,413)	(4,976)
Proceeds from issuance of shares pursuant to employee stock purchase plan	540	441
Dividends paid	(10,353)	(10,577)
Principal payments on stock appreciation rights liability	(2,518)	(2,230)
Principal payments on contingent consideration	(42)	(1,118)
Cash paid for stock repurchases	(25,492)	(7,398)
Net cash used in financing activities	(41,278)	(25,858)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(238)	264
Net decrease in cash, cash equivalents, and restricted cash	(8,405)	(67,491)
Cash, cash equivalents, and restricted cash at beginning of period	161,921	153,445
Cash, cash equivalents, and restricted cash at end of period	$153,516	$85,954
Supplemental disclosures of cash flow information:
Interest paid during the period	$367	$455
Income taxes paid, net	$4,120	$380
Supplemental disclosures of noncash investing and financing activities:
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$45	$37
Unpaid purchases of property and equipment	$561	$415
Right-of-use assets obtained in exchange for operating lease liabilities	$5,969	$8,826
Issuance of stock for the settlement of deferred consideration	$—	$417
Dividend payable	$384	$449
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
0
1.    Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. As of June 30, 2026, MMI operates over 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed on February 26, 2026 with the SEC. The results of the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, for other interim periods or for future years.
The Company reclassified certain items previously included within prepaid expenses to prepaid expenses and other assets, current in the December 31, 2025 consolidated balance sheet to conform with current period presentation.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, and restricted cash, investments in marketable debt securities, available-for-sale, investments in strategic alliance partners (included under prepaid expenses and other assets, current and other assets, non-current), security deposits (included under other assets, non-current), and commissions receivable, net. Cash, cash equivalents, and restricted cash are placed with high-credit quality financial institutions and invested in high-credit quality money market funds and commercial paper. Concentrations and ratings of investments in marketable debt securities, available-for-sale are limited by the approved investment policy.

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
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For each of the three and six months ended June 30, 2026 and 2025, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due for brokerage and financing transactions are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three and six months ended June 30, 2026, the Company’s Canadian operations represented 4.6% and 4.4% of total revenue, respectively. During the three and six months ended June 30, 2025, the Company’s Canadian operations represented 3.7% and 4.1% of total revenue, respectively.
During the three and six months ended June 30, 2026 and 2025, no office represented 10% or more of total revenue.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), to update guidance on accounting for internal-use software. The amendments modernize guidance to consider different methods of software development, updating the requirements for capitalization of software costs. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, with early adoption permitted. The new requirements may be applied on a prospective, retrospective, or modified transition approach. The Company is evaluating the impact this ASU will have on its condensed consolidated financial statements and related disclosures.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements.
2.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer software and hardware equipment	$59,696	$56,758
Furniture, fixtures and equipment	24,720	24,544
Less: accumulated depreciation and amortization	(61,306)	(57,425)
	$23,110	$23,877
Depreciation expense for property and equipment was $2.0 million and $2.6 million for the three months ended June 30, 2026 and 2025, respectively, and $4.0 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively.
3.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive (loss) income and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$9,765	$—	$—	$(13)	$9,752
Corporate debt	47,522	—	6	(31)	47,497
	$57,287	$—	$6	$(44)	$57,249
Long-term investments:
U.S. treasuries	$21,759	$—	$—	$(183)	$21,576
U.S. government sponsored entities	4,074	—	10	(75)	4,009
Corporate debt	48,419	—	169	(544)	48,044
Asset-backed securities (“ABS”) and other	61,567	—	159	(909)	60,817
	$135,819	$—	$338	$(1,711)	$134,446

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
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	June 30, 2026
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$30,310	$(172)	$763	$(24)	$31,073	$(196)
U.S. government sponsored entities	3,155	(27)	384	(48)	3,539	(75)
Corporate debt	62,677	(107)	9,216	(468)	71,893	(575)
ABS and other	24,768	(208)	6,058	(701)	30,826	(909)
	$120,910	$(514)	$16,421	$(1,241)	$137,331	$(1,755)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$—	$—	$780	$(17)	$780	$(17)
U.S. government sponsored entities	1,562	(2)	413	(44)	1,975	(46)
Corporate debt	21,937	(5)	12,266	(430)	34,203	(435)
ABS and other	8,237	(387)	3,426	(270)	11,663	(657)
	$31,736	$(394)	$16,885	$(761)	$48,621	$(1,155)
(1)The fair value excludes accrued interest receivable.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Gross realized gains and losses from the sales of the Company’s marketable debt securities, available-for-sale, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross realized gains (1)	$—	$—	$—	$8
Gross realized losses (1)	$—	$—	$—	$—
(1)Recorded in other income, net in the condensed consolidated statements of operations. The cost basis of securities sold were determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of June 30, 2026, the portfolio had a weighted average credit rating of A+ and a weighted term to contractual maturity of 7.9 years. As of June 30, 2026, the Company had 177 securities in the portfolio for which there was an unrealized loss. For these securities, there was an unrealized aggregate loss of $1.8 million, or 0.9% of amortized cost of the Company's total portfolio, and a weighted average credit rating of AA-.
As of June 30, 2026, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands, except weighted average data):

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$57,287	$57,249	$90,557	$90,564
Due after one year through five years	73,972	73,560	85,624	86,148
Due after five years through ten years	16,978	16,885	16,055	16,118
Due after ten years	44,869	44,001	43,891	43,435
	$193,106	$191,695	$236,127	$236,265
The weighted average contractual maturity as of June 30, 2026 and December 31, 2025 was 7.9 years and 6.8 years, respectively. Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill and intangible assets, net consisted of the following (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,671	$—	$37,671	$37,851	$—	$37,851
Intangible assets (1)	19,196	(16,126)	3,070	19,377	(15,566)	3,811
	$56,867	$(16,126)	$40,741	$57,228	$(15,566)	$41,662
(1)Total weighted remaining average amortization period was 2.5 years and 2.9 years as of June 30, 2026 and December 31, 2025, respectively. Intangible assets principally include non-compete agreements and customer relationships.
The Company recorded amortization expense for intangible assets of $0.3 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Six Months Ended June 30, 2026
Beginning balance	$37,851
Additions from acquisitions	—
Impact of foreign currency translation	(180)
Ending balance	$37,671
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

June 30, 2026
Remainder of 2026	$646
2027	1,214
2028	1,210
2029	—
2030	—
Thereafter	—
$3,070
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
As of June 30, 2026, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for potential impairment. Based on this assessment, the Company determined no events or changes in circumstances existed that would indicate potential impairment. Accordingly, the Company concluded that as of June 30, 2026, there was no impairment of goodwill and intangible assets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans was $1.1 million for both as of June 30, 2026 and December 31, 2025, which is included in advances and loans, net in the accompanying condensed consolidated balance sheets.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Security deposits	$—	$—	$1,226	$1,251
Employee notes receivable	92	140	29	1
Securities, held-to-maturity(1)	—	—	9,500	9,500
Loan performance fee receivable	5,375	5,121	14,950	15,112
Investments in convertible notes(2)	5,774	5,630	—	—
Prepaid expenses	13,276	10,424	3,325	—
Other(3)	3,248	3,298	213	1,256
	$27,765	$24,613	$29,243	$27,120
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
(3)Other primarily includes customer trust accounts.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Stock appreciation rights (“SARs”) liability (1)	$863	$2,800	$6,707	$7,343
Commissions payable to investment sales and financing professionals	38,685	53,889	13,703	18,618
Deferred compensation liability (1)	383	331	10,076	9,455
Other	230	443	—	—
	$40,161	$57,463	$30,486	$35,416
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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2026 and 2025 were 6.19% and 6.57%, respectively. MMI recorded interest expense related to this liability of $113,000 and $157,000 for the three months ended June 30, 2026 and 2025, respectively, and $227,000 and $313,000 for the six months ended June 30, 2026 and 2025, respectively.
Estimated payouts within the next twelve months for participants that have separated from service have been classified as current. The Company made payments of $2.8 million and $2.6 million during the six months ended June 30, 2026 and 2025, respectively, consisting of principal and accumulated interest.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to 15-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next twelve months for participants that have separated from service or elected an in-service payout have been classified as current. During the six months ended June 30, 2026 and 2025, the Company made total payments to participants of $162,000 and $230,000 respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Decrease in the carrying value of the assets held in the rabbi trust (1)	$853	$794	$576	$631
Decrease in the net carrying value of the deferred compensation obligation (2)	$(846)	$(777)	$(578)	$(545)
(1)Recorded in other income, net in the condensed consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Contingent consideration	$722	$718	$—	$2
Dividends payable	1,006	1,040	868	1,289
Stock repurchase payable	—	1,501	—	—
Loan guarantee obligation	2,241	2,040	5,954	6,253
Other (1)	4,968	5,012	93	211
	$8,937	$10,311	$6,915	$7,755
(1)As of June 30, 2026 and December 31, 2025, other, current liabilities primarily includes a legal accrual related to an ongoing litigation matter. See Note 13 – “Commitments and Contingencies” for additional information.
6.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. In addition, the Company charges MMC for certain shared licensing arrangements. Under the TSA, the Company earned net charge-backs during the three months ended June 30, 2026 and 2025 of $24,000 and $18,000, respectively, and during the six months ended June 30, 2026 and 2025 of $39,000 and $26,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended June 30, 2026, the Company earned real estate brokerage commissions and financing fees of $0.6 million from transactions with subsidiaries of MMC related to these services, and incurred cost of services of $0.4 million related to this revenue. For the six months ended June 30, 2026, the Company earned real estate brokerage commissions and financing fees of $1.3 million from transactions with subsidiaries of MMC related to these services, and incurred cost of services of $0.8 million related to this revenue. For the three and six months ended June 30, 2025, the Company did not have any transactions with subsidiaries of MMC.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $0.3 million for both the three months ended June 30, 2026 and 2025, and $0.6 million for both the six months ended June 30, 2026 and 2025. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The related operating lease ROU asset, net and operating lease liability as of June 30, 2026 were $5.8 million and $6.6 million, respectively, and as of December 31, 2025 were $6.2 million and $7.0 million, respectively.
Amounts due from and to MMC
As of June 30, 2026 and December 31, 2025, the Company recorded a net receivable of $22,000 and $3,100 with MMC, respectively. These amounts are included in accounts receivable in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other
The Company makes advances to non-executive employees from time-to-time. At June 30, 2026 and December 31, 2025, the aggregate principal amount for employee notes receivable was $121,000 and $141,000, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data”.
As of June 30, 2026, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 39.6% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
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
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	June 30, 2026				December 31, 2025
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$13,987	$—	$13,987	$—	$13,476	$—	$13,476	$—
Convertible notes	$5,774	$—	$—	$5,774	$5,630	$—	$—	$5,630
Cash equivalents (1):
Commercial paper	$25,651	$—	$25,651	$—	$2,396	$—	$2,396	$—
Money market funds	28,603	28,603	—	—	78,686	78,686	—	—
	$54,254	$28,603	$25,651	$—	$81,082	$78,686	$2,396	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$9,752	$9,752	$—	$—	$—	$—	$—	$—
Corporate debt	47,497	—	47,497	—	90,564	—	90,564	—
	$57,249	$9,752	$47,497	$—	$90,564	$—	$90,564	$—

Long-term investments:
U.S. treasuries	$21,576	$21,576	$—	$—	$29,259	$29,259	$—	$—
U.S. government sponsored entities	4,009	—	4,009	—	2,461	—	2,461	—
Corporate debt	48,044	—	48,044	—	54,257	—	54,257	—
ABS and other	60,817	—	60,817	—	59,724	—	59,724	—
	$134,446	$21,576	$112,870	$—	$145,701	$29,259	$116,442	$—

Liabilities:
Contingent consideration	$722	$—	$—	$722	$720	$—	$—	$720
Deferred compensation liability	$10,459	$10,459	$—	$—	$9,786	$9,786	$—	$—
(1)Included in cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the three and six months ended June 30, 2026 and 2025.
Contingent Consideration
During the six months ended June 30, 2026, the Company considered current interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of June 30, 2026 and December 31, 2025, contingent consideration had a maximum undiscounted payment to be settled in cash of $6.6 million and $6.8 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next two years. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of operations.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$720	$4,731
Change in fair value of contingent consideration(1)	252	519
Payments of contingent consideration	(250)	(4,430)
Ending balance	$722	$820
(1)Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at June 30, 2026	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$722	Discounted cash flow	Expected life of cash flows	0.5-1.3 years	(0.5 years)
			Discount rate	5.7%-5.8%	(5.7%)
			Probability of achievement	0.1%-100.0%	(100.0%)

	Fair Value at December 31, 2025	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$720	Discounted cash flow	Expected life of cash flows	1.0-1.8 years	(1.0 year)
			Discount rate	5.2%-5.2%	(5.2%)
			Probability of achievement	0.3%-100.0%	(99.8%)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
Convertible Notes
The fair value of the convertible notes considered (i) accrued interest rates between 6% and 10%, (ii) a net weighted average maturity of 0.39 years which may be extended at the option of the holders, (iii) the expected likelihood of occurrence of various scenarios including financing, equity financing, change in control, or liquidation, (iv) a net weighted average settlement of 95% considering premiums from potential conversion into equity and losses from potential liquidation, and (v) discounted cash flow at a weighted average discount rate of 13.7%. During the six months ended June 30, 2026, the fair value of the convertible notes increased by approximately $0.1 million primarily due to a change in the estimated time of settlement. The estimated time to settlement changed from a weighted average of 0.27 years as of December 31, 2025 to 0.25 years as of June 30, 2026.
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
8.    Stockholders’ Equity
Common Stock
As of June 30, 2026 and December 31, 2025, there were 37,871,003 and 38,422,993 shares of common stock, $0.0001 par value, issued and outstanding, respectively, which included unvested restricted stock awards (“RSAs”) issued to non-employee directors. See Note 11 – “Earnings (loss) per Share” for additional information.
On July 31, 2026, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of October 6, 2026, to stockholders of record at the close of business on September 15, 2026. The compensation committee of the Company’s Board of Directors (“Compensation Committee”) granted dividend equivalents to all unvested grants as of the record date.
As of June 30, 2026, the $1.9 million dividend payable related to unvested stock awards remain to be paid upon vesting of stock awards. The dividend payable is recorded in other liabilities in the condensed consolidated balance sheets, of which $0.9 million is classified as non-current. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value $0.0001 per share. At June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.
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
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program (the “Repurchase Program”) of up to $70 million. The Company's Board of Directors subsequently approved two additional authorizations of $70 million each on May 2, 2023 and on April 30, 2026, increasing the total authorized repurchase amount to $210 million. During the six months ended June 30, 2026, the Company repurchased and retired 912,957 shares of common stock for $23.9 million, at an average cost of $26.22 per share. As of June 30, 2026, $90.1 million remained authorized and available for repurchases under the Repurchase Program.
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
Grants are made from time to time by the Compensation Committee at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
annual grants under a Director Compensation Policy. The Compensation Committee, at its discretion, may credit dividend equivalents to certain unvested awards as provided in the Amended Plan. Any dividend equivalents credited to unvested awards are paid to the participant at the time the related grants vest. As of June 30, 2026, there were 1,792,502 shares available for future grants under the Amended Plan.
Awards Granted and Settled
Under the Amended Plan, the Company has issued RSAs to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. RSUs generally vest in equal annual installments over a four to five-year period from the date of grant or earlier as approved by the Compensation Committee. In February 2025, the compensation committee of the Board of Directors adopted a new form of PSU Award Agreement under the Amended Plan. The Company has also issued PSUs under the Amended Plan, which are subject to a three-year cliff-vesting period, based on achievement of pre-determined performance targets. At the end of each reporting period, the Company evaluates the probability that the PSUs will vest. Compensation expense related to PSUs is recognized generally over the three-year performance period, based on the grant-date fair value and the probability that the pre-determined performance targets will be achieved. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are forfeited upon termination as a service provider. As of June 30, 2026, there were no issued or outstanding options or SARs under the Amended Plan.
During the six months ended June 30, 2026, 465,378 RSUs and RSAs vested, with 128,398 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the Amended Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the Amended Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2025⁽¹⁾	1,753,386	$37.92
Granted	805,902	$27.60
Granted, with vesting subject to performance targets	175,344	$27.29
Vested	(465,378)	$39.52
Forfeited/canceled	(34,197)	$36.68
Nonvested shares at June 30, 2026⁽¹⁾	2,235,057	$33.05
(1)Nonvested RSUs will be settled through the issuance of new shares of common stock.
As of June 30, 2026, the Company had unrecognized stock-based compensation relating to RSUs, RSAs and PSUs of approximately $59.7 million, which is expected to be recognized over a weighted-average period of 3.11 years.
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
The ESPP initially had 366,667 shares of common stock reserved, and 24,993 shares of common stock remain available for issuance under the Amended ESPP as of June 30, 2026. As of June 30, 2026, total unrecognized compensation cost related to the Amended ESPP was $119,000 and is expected to be recognized over a weighted average period of 0.37 years.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of operations and consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ESPP	$69	$74	$159	$132
RSUs, PSUs and RSAs	6,711	6,149	13,237	12,270
	$6,780	$6,223	$13,396	$12,402
10.    Income Taxes
The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate (“AETR”) for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any. For the six months ended June 30, 2026, the Company recognized an income tax provision of $3.3 million and an effective tax rate of 80.3%. In the comparable 2025 period, the Company recorded an income tax benefit of $2.2 million and an effective tax rate of 12.5%, calculated based on the actual year-to-date loss (the “discrete method”). The year-over-year increase in the effective tax rate is primarily driven by the use of the annual effective tax rate method for the six months ended June 30, 2026, compared with the discrete method applied in the prior period, as well as the effect of discrete tax items recorded in 2026. The Company evaluated the realizability of its net deferred tax asset of $43.3 million related to its U.S. operations and concluded that it is more likely than not that the asset will be realized, resulting in no additional valuation allowance. Canada deferred tax assets remain fully reserved with a valuation allowance.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Earnings (Loss) per Share
Basic and diluted earnings (loss) per share for the three and six months ended June 30, 2026 and 2025, respectively, consisted of the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator (Basic and Diluted):
Net income (loss)	$3,909	$(11,035)	$809	$(15,457)
Change in value for stock settled consideration(1)	—	—	—	5
Adjusted net income (loss)	$3,909	$(11,035)	$809	$(15,452)

Denominator:
Basic
Weighted average common shares issued and outstanding	37,845	39,021	38,031	38,984
Deduct: Unvested RSAs(2)	(18)	(17)	(18)	(17)
Weighted average common shares outstanding	37,827	39,004	38,013	38,967

Basic earnings (loss) per common share	$0.10	$(0.28)	$0.02	$(0.40)
Diluted
Weighted average common shares outstanding from above	37,827	39,004	38,013	38,967
Add: Dilutive effect of RSUs, RSAs, PSUs & ESPP(3)	192	—	236	—
Weighted average common shares outstanding	38,019	39,004	38,249	38,967
Diluted earnings (loss) per common share	$0.10	$(0.28)	$0.02	$(0.40)
Antidilutive shares excluded from diluted earnings (loss) per common share(4)	706	1,297	847	1,184
(1)Relates to contingently issuable stock settled consideration.
(2)RSAs were issued to the non-employee directors and will vest in full on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(3)Shares related to the Company's RSUs, RSAs, PSUs, Amended ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for the three and six months ended June 30, 2025 because inclusion of such shares would be antidilutive in a period of loss.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents selected financial information with respect to the Company’s single reportable segment for the three and six months ended June 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Real estate brokerage commissions	$167,002	$141,417	$305,114	$265,039
Financing fees	30,266	26,259	57,112	44,389
Other revenue	5,647	4,600	12,156	7,886
Total revenue	202,915	172,276	374,382	317,314
Less:
Cost of services	126,666	106,618	230,303	194,966
Sales and production support	47,304	47,560	96,302	96,253
Facility expenses	8,618	8,367	16,989	17,126
Depreciation and amortization	2,348	3,153	4,739	6,002
Other segment items(1)	15,766	15,623	29,612	29,723
Interest expense	140	200	293	387
Other income	(4,192)	(5,498)	(7,955)	(9,477)
Income tax expense (benefit)	2,356	7,288	3,290	(2,209)
Total net expenses	199,006	183,311	373,573	332,771
Segment net income (loss)	3,909	(11,035)	809	(15,457)
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$3,909	$(11,035)	$809	$(15,457)

Other specified segment disclosures:
Interest income(2)	$3,393	$4,387	$7,417	$8,406
Interest expense	$140	$200	$293	$387
Other significant noncash items:
Stock-based compensation(3)	$6,780	$6,223	$13,396	$12,402
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
In accordance with ASC 450, management determined that the judgment makes a loss probable and reasonably estimable as to at least the actual damages component. Accordingly, the Company has an accrual of $4 million as of June 30, 2026, which was initially recorded in 2025. In light of the February 14, 2026 ruling, the Company has revised its estimate of the range of reasonably possible loss to $0 to approximately $24.1 million, pending appellate outcomes, exclusive of any pre-judgment interest or costs. The Company will continue to monitor the matter and update its assessment as warranted by future developments.
Credit Agreement
On September 25, 2023, the Company executed the First Amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), which provides for a $10 million line of credit (the “Credit Facility”) and a maturity date of June 1, 2024. On May 30, 2024, the Company executed the Second Amendment to the Second Amended Restated Credit Agreement which extended the maturity date to June 1, 2025. On May 9, 2025, the Company executed the Third Amendment to the Second Amended Restated Credit Agreement, which further extended the maturity date to June 1, 2026. On May 27, 2026, the Company executed the Fourth Amendment to the Second Amended Restated Credit Agreement which further extended the maturity date to June 1, 2027 (as amended, the “Credit Agreement”).
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Facility are available for general corporate purposes and working capital. The Credit Facility includes a $3.0 million sublimit for the issuance of standby letters of credit of which $1.05 million was utilized at June 30, 2026. Borrowings under the Credit Facility will bear interest at the daily simple Secured Overnight Financing Rate plus a spread of 175 basis points. In connection with the amendments to the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.5% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fees are included in interest expense in the accompanying condensed consolidated statements of operations and was $27,000 and $42,000 for the three months ended June 30, 2026 and 2025, and $59,000 and $74,000 for the six months ended June 30, 2026 and 2025. As of June 30, 2026, there were no amounts outstanding under the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants, financial reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain total liquidity including cash and cash equivalents and marketable securities, held for sale of $100 million and an average daily cash balance of $35 million with the Bank, on a combined basis with all the guarantors, calculated as of the end of the month. Under the Fourth Amendment to the Second Amended Restated Credit Agreement, the Company is no longer required to maintain $10 million of the minimum daily average cash deposits in a blocked account at the Bank, as cash

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
collateral. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of June 30, 2026, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS Agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of June 30, 2026, the Company has agreed to a maximum aggregate guarantee obligation of $489.8 million relating to loans with an unpaid balance of $2,993.0 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. As of June 30, 2026 and December 31, 2025, the Company has recorded an allowance for loss-sharing obligations of $194,000 and $292,000, respectively. As of June 30, 2026 and December 31, 2025, the Company pledged $1.8 million and $1.3 million, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of June 30, 2026 aggregated $8.3 million.
14.    Subsequent Events
On July 31, 2026, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or $10.0 million, with a payment date of October 6, 2026, to stockholders of record at the close of business on September 15, 2026.

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
•our ability to attract and retain qualified senior executives, managers and investment sales and financing professionals;
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
•the failure to maintain the security of our information and technology networks, including personally identifiable and client information;
•changes in interest rates, availability of capital, tax laws, tariffs and trade regulations, executive orders, employment laws, or other government regulation affecting our business;
•our ability to successfully identify, negotiate, execute and integrate accretive acquisitions; and
•other risk factors included under “Risk Factors” in our most recent Annual Report on Form 10-K, this Quarterly Report on Form 10-Q or in any subsequent SEC report.

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

The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research, and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of June 30, 2026, we had 1,677 investment sales and financing professionals that are primarily exclusive independent contractors operating in more than 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three and six months ended June 30, 2026, we closed 2,306 and 4,328 investment sales, financing and other transactions with total sales volume of approximately $14.1 billion and $26.2 billion, respectively. During the year ended December 31, 2025, we closed 8,818 investment sales, financing and other transactions with total sales volume of approximately $50.8 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended June 30, 2026, approximately 82% of our revenue was generated from real estate brokerage commissions, 15% from financing fees and 3% from other revenue, including consulting and advisory services.
We divide commercial real estate into four major markets, characterized by price:
•Properties priced less than $1 million;
•Private client market: properties priced from $1 million to up to but less than $10 million;
•Middle market: properties priced from $10 million to up to but less than $20 million; and
•Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the $1 million - $10 million private client market, which contributed approximately 64% and 66% of our real estate brokerage commissions during the three months ended June 30, 2026 and 2025, respectively, and approximately 64% and 65% for the six months ended June 30, 2026 and 2025, respectively. The following table sets forth the number of transactions, sales volume and revenue by each commercial real estate market for real estate brokerage:

	Three Months Ended June 30,
	2026			2025			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	222	$128	$6,101	214	$122	$5,651	8	$6	$450
Private Client Market ($1 – <$10 million)	1,144	3,754	106,214	1,030	3,345	93,514	114	409	12,700
Middle Market ($10 – <$20 million)	82	1,179	21,704	71	933	19,223	11	246	2,481
Larger Transaction Market (≥$20 million)	82	4,432	32,983	60	3,616	23,029	22	816	9,954
	1,530	$9,493	$167,002	1,375	$8,016	$141,417	155	$1,477	$25,585

	Six Months Ended June 30,
	2026			2025			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	423	$246	$11,436	413	$245	$10,676	10	$1	$760
Private Client Market ($1 – <$10 million)	2,134	7,037	194,351	1,862	6,033	171,219	272	1,004	23,132
Middle Market ($10 – <$20 million)	162	2,217	41,360	156	2,135	40,112	6	82	1,248
Larger Transaction Market (≥$20 million)	159	7,884	57,967	119	6,262	43,032	40	1,622	14,935
	2,878	$17,384	$305,114	2,550	$14,675	$265,039	328	$2,709	$40,075
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
Despite numerous economic headwinds, the U.S. economy is proving to be durable and resilient. Following the implementation of tariffs in May 2025, job creation stalled, resulting in a net loss of 62,000 positions in the nine months ending in February 2026. However, the employment market has since positively shifted, creating 548,000 new jobs from March through June. This shift in momentum aligned with an increase of the Institute for Supply Management (ISM) manufacturing and services indexes and strengthening retail sales activity. The improved economic momentum of the second quarter translated into positive space demand across all major commercial property types.
Although underlying economic momentum improved during the second quarter, several developments emerging after quarter-end have introduced new risks that could temper growth in the second half of the year. The brief respite offered by the temporary ceasefire in the Middle East conflict that allowed oil shipments to resume through the Strait of Hormuz helped alleviate energy-driven headline CPI inflation which peaked in May at 4.2%. Nonetheless, after inflation fell to 3.5% in June, the hostilities reignited and the Strait of Hormuz has since reclosed. As a result, crude oil and gasoline prices have begun to rise. Should inflation remain elevated, the Federal Reserve could face continued pressure to keep interest rates higher for longer. Interest rate futures indicate that market participants broadly expect the Federal Reserve to raise the federal funds target rate by at least 25 basis points by year-end. Prior to the conflict in the Middle East, it was widely believed the Federal Reserve would cut rates in 2026, and this inversion of expectations has pushed the 10-year Treasury yield approximately 70 basis points higher, into the mid-4% range. As the interest rate climb flowed through to commercial real estate borrowing costs, it widened the buyer/seller expectation gap and impacted investor sentiment. Despite rising interest rates, investor motivation to transact remains strong, with many property owners facing impending debt maturities choosing to sell rather than wait for rates to fall.
Tariffs could also impact inflation and interest rates this year. Following the U.S. Supreme Court’s invalidation of the tariffs applied using the International Emergency Economic Powers Act, President Trump relied on Section 122 of the Trade Act of 1974, to apply 10% universal tariffs. These tariffs expired on July 24, 2026, and on July 23, 2026 the Administration announced new tariffs under Section 301 of the Trade Act of 1974. Under this authority, an additional duty of 10% or 12.5% applies to goods from specific countries. In addition, the U.S. declined to commit to extending the USMCA trade agreement beyond its scheduled review period with America’s two largest trade partners, Mexico and

Canada. Under the agreement, any party may withdraw with six months written notice. The USMCA generally eliminates tariffs on many goods traded among the three countries and an exit from the agreement could lead to increased tariffs on imports from the two countries that collectively account for about 28% of U.S. imports. If additional tariffs are imposed on Canada and Mexico, and if tariffs on other countries are increased under the Section 301 rule, it could potentially place additional upward pressure on inflation, pushing the Federal Reserve to keep interest rates elevated.
While the Middle East conflict, tariffs and other policies have increased uncertainty and could potentially drive inflation higher, the U.S. economy remains fundamentally resilient. U.S. GDP grew by 2.1% in the first quarter of 2026 and economists forecast second quarter growth ranging from 1.5% to 2.1%. Consumer sentiment remains low, but headline retail sales were up by 6.7% on a year-over-year basis as of June 2026. In conjunction with the recent pace of positive job creation, the broader U.S. economy appears to remain healthy. While new headwinds could emerge, economic momentum entered the second half of the year on a positive trajectory.
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
Multifamily housing demand strengthened in the second quarter of 2026, building on the gains of the first quarter. Improved job creation helped fuel household formation following the lackluster hiring in the second half of 2025. The slowing pace of new multifamily completions, which were nearly 30% lower in the first half of 2026 compared to the same period last year, helped fuel a substantive reduction in vacancy from 5.2% at year-end 2025 to 4.5% in the second quarter. While rent growth varies dramatically by region, with Sun Belt metros still facing a meaningful supply overhang and negative rent growth in several metros, the broader trend remains positive. With multifamily completions expected to decline further in the second half of the year and into 2027, the prospect of strengthening property performance offers investors an improving outlook. Although demand could be restrained if the economy, job creation or household formation weakens, the current outlook remains cautiously optimistic.
The retail and industrial sectors remain encumbered by tariffs, economic uncertainty and elevated shipping and transportation costs, but space demand remained positive in the second quarter of 2026. Space absorption balanced with new supply in the second quarter to keep the vacancy rates of both retail and industrial stable. Record low retail space completions for the year should help restrain vacancy rates and sustain a competitive leasing climate. Likewise, industrial space additions for the year are forecast to be their lowest since 2014. While the conflict in the Middle East may sustain elevated inflation including higher shipping and trucking costs, retail sales in the second quarter remained strong. On a year-over-year basis, retail sales were up by 6.7% in June, and on an inflation adjusted basis they were 3.1% ahead of last year, indicating that consumption remains healthy. Barring a sizable negative economic shock or a significant rise in the cost of debt capital, investment activity in both property types remains positioned to sustain momentum through the second half of the year.
Demand for office space remains positive as companies increasingly bring more of their workforce into the office. Office space absorption has been positive for nine consecutive quarters, with annual gains on par with the 10-year average prior to the pandemic. While space demand has been concentrated in Class A properties and suburban areas of primary markets, the gains have been sufficient to reduce the vacancy rate by 140 basis points from its peak of 17.3% in the first quarter of 2024. Opportunistic investors who have acquired office assets at a significant discount and who anticipate an extended office property recovery cycle have boosted office property transaction activity.
The commercial real estate space demand outlook remains difficult to discern amid the dramatic policy shifts enacted by the U.S. presidential administration. Increased uncertainty, weakened sentiment and higher inflation could slow decision making, causing commercial real estate space demand to falter. If policy clarity emerges, commercial real estate space demand could be reinvigorated. Nonetheless, all commercial real estate property types aside from office properties entered the new cycle on sound footing, suggesting a durable performance outlook.
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
After a surge in March 2026 following the onset of the conflict in the Middle East, interest rates appear to have stabilized, with the 10-year treasury rate holding relatively steady in the mid-4% range. Given the inflation risks spurred by the conflict, the Federal Reserve is currently expected to raise rates later this year. However, this outlook is somewhat tempered by the ascension of Kevin Warsh to the Chairmanship of the Federal Reserve. While Warsh has reiterated the Federal Reserve’s commitment to stabilizing inflation, he has launched five task forces to reevaluate Federal Reserve practices. The task forces will review communications policies, assess how the Federal Reserve measures and manages inflation, including which data sources they rely on. They will also consider U.S. worker productivity and jobs as well as the strategy for managing the Federal Reserve’s balance sheet. While the Federal Reserve’s objectives remain the same, changes in the data they use and how they make decisions could influence rate policy in the latter part of the year or in 2027.
Commercial real estate lender spreads widened following the start of the Middle East conflict, but they have since tightened modestly then stabilized. Interest rates for multifamily properties remain markedly higher than before the start of the conflict, but interest rates on commercial properties have tapered back into alignment with pre-conflict levels. However, the rate outlook remains fluid with geopolitical forces and a new Federal Reserve Chair being key variables. Debt capital liquidity remains healthy with all lenders actively engaging the market.
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
Commercial real estate transaction activity increased by 3% in the second quarter of 2026 compared to the same period in 2025, led by gains in institutional grade industrial, retail and hotel property sales. In the second quarter, industrial transactions priced $20 million and higher surged to 753 transactions while retail and hotel transactions above $20 million increased by 42% and 23% respectively. Second quarter transaction velocity of property types priced between $2.5 million and $10 million edged down by 4% compared to the same quarter last year while the $10 million to $20 million segment gained 11%. The Middle East conflict remains a wildcard in the commercial real estate investment outlook. If the conflict is resolved before major inflationary and economic disruptions occur, transaction velocity could gain momentum. However, if the conflict carries into the fourth quarter, it could potentially elevate inflation and recession risks, possibly eroding investor confidence. If economic and financial market stability is disrupted by the conflict and inflation accelerates, then commercial real estate could emerge as a favored investment option due to its more durable cash flows and inflation resistance.

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

Provision (benefit) for Income Taxes
We are subject to U.S. and Canadian federal taxes and individual state and local taxes based on the income generated in the jurisdictions in which we operate. Our effective tax rate fluctuates as a result of (i) changes in our annual effective tax rate applied to current pre-tax income (loss), (ii) the change in the mix of our activities in the jurisdictions in which we operate due to differing tax rates in those jurisdictions and (iii) the impact of permanent items, including compensation charges, qualified transportation fringe benefits, uncertain tax positions, meals and entertainment and tax-exempt deferred compensation plan assets. Our provision (benefit) for income taxes includes the windfall tax benefits and shortfall tax expenses, net, from shares issued in connection with our Amended Plan and Amended ESPP.
We record deferred taxes, net based on the tax rate expected to be in effect at the time those items are expected to be recognized for tax purposes.
Results of Operations
The following is a discussion of our results of operations for the three and six months ended June 30, 2026 and 2025. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended June 30, 2026 and 2025, we closed 2,306 and 2,070 investment sales, financing and other transactions, respectively, with total sales volume of approximately $14.1 billion and $12.3 billion, respectively. During the six months ended June 30, 2026 and 2025, we closed 4,328 and 3,776 investment sales, financing and other transactions, respectively, with total sales volume of approximately $26.2 billion and $21.7 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Brokerage	2026	2025	2026	2025
Average number of investment sales professionals	1,590	1,543	1,613	1,560
Average number of transactions per investment sales professional	0.96	0.89	1.78	1.63
Average commission per transaction	$109,151	$102,849	$106,016	$103,937
Average commission rate	1.76%	1.76%	1.76%	1.81%
Average transaction size (in thousands)	$6,204	$5,830	$6,040	$5,755
Total number of transactions	1,530	1,375	2,878	2,550
Total brokerage sales volume (in millions)	$9,493	$8,016	$17,384	$14,675

	Three Months Ended June 30,		Six Months Ended June 30,
Financing (1)	2026	2025	2026	2025
Average number of financing professionals	103	101	102	102
Average number of transactions per financing professional	4.66	4.05	8.61	7.31
Average fee per transaction	$55,293	$53,448	$55,245	$48,594
Average fee rate	0.74%	0.64%	0.73%	0.68%
Average transaction size (in thousands)	$7,449	$8,294	$7,587	$7,131
Total number of transactions	480	409	878	746
Total financing sales volume (in millions)	$3,575	$3,392	$6,662	$5,320
(1)Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended June 30, 2026 and 2025
Below are key operating results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 (dollars in thousands):

	Three Months Ended June 30, 2026	Percentage of Revenue	Three Months Ended June 30, 2025	Percentage of Revenue	Change
					Dollars	Percentage
Revenue:
Real estate brokerage commissions	$167,002	82.3%	$141,417	82.1%	$25,585	18.1%
Financing fees	30,266	14.9	26,259	15.2	4,007	15.3%
Other revenue	5,647	2.8	4,600	2.7	1,047	22.8%
Total revenue	202,915	100.0	172,276	100	30,639	17.8%
Operating expenses:
Cost of services	126,666	62.4	106,618	61.9	20,048	18.8%
Selling, general and administrative	71,688	35.3	71,550	41.5	138	0.2%
Depreciation and amortization	2,348	1.2	3,153	1.8	(805)	(25.5)%
Total operating expenses	200,702	98.9	181,321	105.2	19,381	10.7%
Operating income (loss)	2,213	1.1	(9,045)	(5.2)	11,258	124.5%
Other income, net	4,192	2.1	5,498	3.1	(1,306)	(23.8)%
Interest expense	(140)	(0.1)	(200)	(0.1)	60	(30.0)%
Income (loss) before provision (benefit) for income taxes	6,265	3.1	(3,747)	(2.2)	10,012	267.2%
Provision for income taxes	2,356	1.2	7,288	4.2	(4,932)	(67.7)%
Net income (loss)	$3,909	1.9%	$(11,035)	(6.4)%	$14,944	135.4%
Adjusted EBITDA (1)	$12,123	6.0%	$1,456	0.8%	$10,667	732.6%
(1)Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), operating income (loss) or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measure” below.
Revenue
Our total revenue was $202.9 million for the three months ended June 30, 2026 compared to $172.3 million for the same period in 2025, an increase of $30.6 million, or 17.8%. Total revenue primarily increased as a result of increases in real estate brokerage commissions and financing fees, as described below. See the “Factors Affecting Our Business” section for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions increased to $167.0 million for the three months ended June 30, 2026 from $141.4 million for the same period in 2025, an increase of $25.6 million, or 18.1%. The increase was primarily attributed to an 18.4% increase in total sales volume as the average commission rate was constant. The Larger Transaction Market revenue increased by 43.2%, and the Private Client Market revenue increased by 13.6%.
Financing fees. Revenue from financing fees increased to $30.3 million for the three months ended June 30, 2026 from $26.3 million for the same period in 2025, an increase of $4.0 million, or 15.3%. The increase was primarily attributed to a 5.4% increase in the total financing volume and a 10 basis point increase in the average fee rate earned compared to the same period in 2025.
Other revenue. Other revenue increased to $5.6 million for the three months ended June 30, 2026 from $4.6 million for the same period in 2025, an increase of $1.0 million, or 22.8%. The increase was primarily driven by increases in leasing fees and consulting fees during the three months ended June 30, 2026 compared to the same period in 2025.

Total Operating Expenses
Our total operating expenses were $200.7 million for the three months ended June 30, 2026 compared to $181.3 million for the same period in 2025, an increase of $19.4 million, or 10.7%. Cost of services increased by $20.0 million, partially offset by a decrease of $0.8 million in depreciation and amortization expense as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services increased to $126.7 million for the three months ended June 30, 2026 from $106.6 million for the same period in 2025, an increase of $20.0 million, or 18.8%. The increase was primarily due to increased commission expenses driven by the related increased revenue discussed above. Cost of services as a percentage of total revenue increased by 50 basis points to 62.4% compared to the same period in 2025 primarily due to our senior investment sales and financing professionals earning higher commissions in 2026.
Selling, general, and administrative expense. Selling, general and administrative expense remained relatively consistent at $71.7 million for the three months ended June 30, 2026 compared to $71.6 million for the same period in 2025.
Depreciation and amortization expense. Depreciation and amortization expense decreased to $2.3 million for the three months ended June 30, 2026 from $3.1 million for the same period in 2025, a decrease of $0.8 million, or 25.5%. The decrease primarily relates to assets that were fully depreciated in 2025 and impairment of certain assets recorded in 2025.
Other Income, Net
Other income, net decreased to $4.2 million for the three months ended June 30, 2026 from $5.5 million for the same period in 2025. The $1.3 million decrease is primarily due to a lower average yield on the Company's investments and a change in unrealized foreign currency gains and losses during the period compared to the same period in prior year.
Interest Expense
Interest expense decreased by an immaterial amount for the three months ended June 30, 2026 compared to the same period in 2025, and primarily relates to interest expense on our SARs liability.
Provision for Income Taxes
The provision for income taxes was $2.4 million for the three months ended June 30, 2026, compared to a provision for income taxes of $7.3 million for the same period in 2025. The effective income tax rate for the three months ended June 30, 2026 was 37.6%, compared to (194.5)% for the same period in 2025. The effective tax rate for the three months ended June 30, 2026 was determined using the estimated AETR method, whereas the effective tax rate for the same period in 2025 was determined using the discrete method. The change in method during the period ended June 30, 2025 resulted in effectively reversing a significant portion of the income tax benefit recorded during the three months ended March 31, 2025, thereby distorting the effective tax rate for the three months ended June 30, 2025. In addition to the different methodologies applied, the effective tax rate for the three months ended June 30, 2026 was also impacted by non-deductible items, state income taxes, and shortfall tax expenses, net, related to stock-based compensation. Refer to Note 10 – “Income Taxes” of our accompanying Notes to Condensed Consolidated Financial Statements for additional information.

Comparison of Six Months Ended June 30, 2026 and 2025
Below are key operating results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 (dollars in thousands):

	Six Months Ended June 30, 2026	Percentage of Revenue	Six Months Ended June 30, 2025	Percentage of Revenue	Change
					Dollars	Percentage
Revenue:
Real estate brokerage commissions	$305,114	81.5%	$265,039	83.5%	$40,075	15.1%
Financing fees	57,112	15.3	44,389	14.0	12,723	28.7%
Other revenue	12,156	3.2	7,886	2.5	4,270	54.1%
Total revenue	374,382	100.0	317,314	100	57,068	18.0%
Operating expenses:
Cost of services	230,303	61.5	194,966	61.4	35,337	18.1%
Selling, general and administrative	142,903	38.2	143,102	45.1	(199)	(0.1)%
Depreciation and amortization	4,739	1.3	6,002	1.9	(1,263)	(21.0)%
Total operating expenses	377,945	101.0	344,070	108.4	33,875	9.8%
Operating loss	(3,563)	(1.0)	(26,756)	(8.4)	23,193	(86.7)%
Other income, net	7,955	2.1	9,477	2.9	(1,522)	(16.1)%
Interest expense	(293)	(0.1)	(387)	(0.1)	94	(24.3)%
Income (loss) before provision (benefit) for income taxes	4,099	1.0	(17,666)	(5.6)	21,765	123.2%
Provision (benefit) for income taxes	3,290	0.8	(2,209)	(0.7)	5,499	248.9%
Net income (loss)	$809	0.2%	$(15,457)	(4.9)%	$16,266	105.2%
Adjusted EBITDA (1)	$15,065	4.0%	$(7,286)	(2.3)%	$22,351	306.8%
(1)Adjusted EBITDA is not a measurement of our financial performance under U.S. generally accepted accounting principles (“U.S. GAAP”) and should not be considered as an alternative to net income (loss), operating income (loss) or any other measures derived in accordance with U.S. GAAP. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss), which is the most directly comparable U.S. GAAP financial measure, see “Non-GAAP Financial Measure” below.
Revenue
Our total revenue was $374.4 million for the six months ended June 30, 2026 compared to $317.3 million for the same period in 2025, an increase of $57.1 million, or 18.0%. Total revenue primarily increased as a result of increases in real estate brokerage commissions and financing fees, as described below. See the “Factors Affecting Our Business” section for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions increased to $305.1 million for the six months ended June 30, 2026 from $265.0 million for the same period in 2025, an increase of $40.1 million, or 15.1%. The increase was primarily attributed to an 18.5% increase in total sales volume, partially offset by a five basis point decrease in the average commission rate earned compared to the same period in 2025. The decrease in the average commission rate was primarily driven by a shift in revenue from the Private Client Market to the Larger Transaction Market, which generally earns lower commission rates. For the six months ended June 30, 2026, the Larger Transaction Market included certain transactions with sales volume exceeding $300 million individually, which more significantly reduced the average commission rate earned. The Larger Transaction Market revenue increased by 34.7%, while the Private Client Market revenue increased by 13.5%.
Financing fees. Revenue from financing fees increased to $57.1 million for the six months ended June 30, 2026 from $44.4 million for the same period in 2025, an increase of $12.7 million, or 28.7%. The increase was primarily attributed to a 25.2% increase in the total financing volume and a five basis point increase in the average fee rate earned compared to the same period in 2025.

Other revenue. Other revenue increased to $12.2 million for the six months ended June 30, 2026 from $7.9 million for the same period in 2025, an increase of $4.3 million, or 54.1%. The increase was primarily driven by increases in leasing fees and consulting fees during the six months ended June 30, 2026 compared to the same period in 2025.
Total Operating Expenses
Our total operating expenses were $377.9 million for the six months ended June 30, 2026 compared to $344.1 million for the same period in 2025, an increase of $33.9 million, or 9.8%. Cost of services increased by $35.3 million, partially offset by a decrease of $1.3 million in depreciation and amortization expense as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services increased to $230.3 million for the six months ended June 30, 2026 from $195.0 million for the same period in 2025, an increase of $35.3 million, or 18.1%. The increase was primarily due to increased commission expenses driven by the related increased revenue discussed above. Cost of services as a percentage of total revenue increased by 10 basis points to 61.5% compared to the same period in 2025 primarily due to our senior investment sales and financing professionals earning higher commissions in 2026.
Selling, general, and administrative expense. Selling, general and administrative expense remained relatively consistent at $142.9 million for the six months ended June 30, 2026 compared to $143.1 million for the same period in 2025.
Depreciation and amortization expense. Depreciation and amortization expense decreased to $4.7 million for the six months ended June 30, 2026 from $6.0 million for the same period in 2025, a decrease of $1.3 million, or 21.0%. The decrease primarily relates to assets that were fully depreciated in 2025 and impairment of certain assets recorded in 2025.
Other Income, Net
Other income, net decreased to $8.0 million for the six months ended June 30, 2026 from $9.5 million for the same period in 2025. The $1.5 million decrease primarily relates to a lower average yield on the Company's investments and a change in unrealized foreign currency gains and losses during the period compared to the same period in prior year.
Interest Expense
Interest expense decreased by an immaterial amount for the six months ended June 30, 2026 compared to the same period in 2025, and primarily relates to interest expense on our SARs liability.
Provision (benefit) for Income Taxes
The provision for income taxes was $3.3 million for the six months ended June 30, 2026, compared to a benefit for income taxes of $2.2 million for the same period in 2025. The effective income tax rate for the six months ended June 30, 2026 was 80.3% compared to 12.5% for the same period in 2025. The increase in the effective tax rate for the six months ended June 30, 2026, compared to the same period in 2025, primarily reflects the use of the estimated AETR methodology in 2026, compared to the discrete method in 2025. In addition, the effective tax rate for the six months ended June 30, 2026 was impacted by non-deductible items, state income taxes, and shortfall tax expenses, net, related to stock-based compensation. Refer to Note 10 – “Income Taxes” of our accompanying Notes to Condensed Consolidated Financial Statements for additional information.
Non-GAAP Financial Measure
In this Quarterly Report on Form 10-Q, we include a non-GAAP financial measure, Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before (i) interest income and other, including interest on marketable debt securities, available-for-sale and cash, cash equivalents, and restricted cash, and net realized gains (losses) on marketable debt securities, available-for-sale, (ii) interest expense, (iii) provision (benefit) for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), operating income (loss) or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net income (loss), to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$3,909	$(11,035)	$809	$(15,457)
Adjustments:
Interest income and other (1)	(3,410)	(4,373)	(7,462)	(8,411)
Interest expense	140	200	293	387
Provision (benefit) for income taxes	2,356	7,288	3,290	(2,209)
Depreciation and amortization	2,348	3,153	4,739	6,002
Stock-based compensation	6,780	6,223	13,396	12,402
Adjusted EBITDA	$12,123	$1,456	$15,065	$(7,286)
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
Cash Flows
Our total cash, cash equivalents, and restricted cash balance decreased by $8.4 million to $153.5 million at June 30, 2026, compared to $161.9 million at December 31, 2025. The following table sets forth our summary cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,393)	$(31,821)
Net cash provided by (used in) investing activities	38,504	(10,076)
Net cash used in financing activities	(41,278)	(25,858)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(238)	264
Net decrease in cash, cash equivalents, and restricted cash	(8,405)	(67,491)
Cash, cash equivalents, and restricted cash at beginning of period	161,921	153,445
Cash, cash equivalents, and restricted cash at end of period	$153,516	$85,954
Operating Activities
Cash flows used in operating activities were $5.4 million for the six months ended June 30, 2026 compared to $31.8 million for the same period in 2025. The $26.4 million decrease in cash flows used in operating activities for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to a reduction in net losses of $16.3 million, as discussed above and a $15.3 million decrease in change in deferred compensation and commissions in the six months ended June 30, 2026 compared to the same period in 2025. The cash flows used in operating activities were also affected by the timing of certain cash receipts and payments.
Investing Activities
Cash flows provided by investing activities were $38.5 million for the six months ended June 30, 2026 compared to cash flows used in investing activities of $10.1 million for the same period in 2025. The $48.6 million increase in cash provided by investing activities for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to an increase in net proceeds of $49.2 million from sales, purchases, and maturities of securities.
Financing Activities
Cash flows used in financing activities were $41.3 million for the six months ended June 30, 2026 compared to $25.9 million for the same period in 2025. The $15.4 million increase in cash flows used in financing activities is primarily due to the $18.1 million increase in cash paid for stock repurchases in the 2026 period compared to the same period in 2025.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, and proceeds from the sale of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months and beyond. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of June 30, 2026, cash (excluding restricted cash), cash equivalents, and marketable debt securities, available-for-sale, aggregated $343.5 million.
Credit Agreement
We have a credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”) which provides for a $10 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2027. As of June 30, 2026, there were no amounts outstanding under the Credit Agreement. We monitor covenant compliance on a regular basis to ensure continued compliance with the Credit Agreement. Our ability to borrow under the Credit Agreement is limited by our ability to comply with its covenants or obtain necessary waivers. See Note 13 – “Commitments and Contingencies” of our accompanying Notes to Condensed Consolidated Financial Statements for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae, which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of June 30, 2026, the Company has agreed to a maximum aggregate guarantee obligation of $489.8 million relating to loans with an unpaid balance of $2,993.0 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The Company has recorded an allowance for losses of $194,000 as of June 30, 2026 related to these guarantee obligations. The Company is required to provide cash collateral to MTRCC for this obligation and this is reflected as $1.8 million of restricted cash as of June 30, 2026, which is included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheet.
Material Cash Requirements
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 through the date on which the condensed consolidated financial statements were issued, other than for the payment of $9.5 million on April 3, 2026 of a semi-annual regular dividend of $0.25 per share on outstanding common stock declared by our Board of Directors on February 10, 2026.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of increased interest rates on the broader economy.
The annual CPI inflation rate in the U.S. peaked at 9.1% in June 2022, the highest annual inflation rate since November 1981. CPI inflation fell to 2.4% as of March 2025 and ended 2025 at 2.7%. In May 2026, largely due to the surge in oil and gas prices caused by the Middle East conflict, inflation increased to 4.2% before retreating to 3.5% in June as the cease fire allowed increased crude oil to navigate the Strait of Hormuz, in turn lowering energy costs. Although tariffs will likely play a role in the inflation outlook, the greater inflation risks largely center on the duration of the Middle East conflict and the amount of damage done to infrastructure. The uncertainty surrounding these variables has increased expectations of rate increases by the Federal Reserve this year.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of June 30, 2026, the fair value of investments in marketable debt securities, available-for-sale was $191.7 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management, yield management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average credit rating of our portfolio investments (exclusive of cash, cash equivalents, and restricted cash) was A+ as of June 30, 2026. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participants’

expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of June 30, 2026 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$5,664
1% Decrease	$2,926
1% Increase	$(3,113)
2% Increase	$(6,414)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, based on the criteria established under the Internal Control Integrated Framework (the “2013 framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, our management has concluded that as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On October 1, 2025, a jury in Boone County, Missouri returned a verdict against our subsidiary, MMREIS, in connection with the 2019 sale of a student-housing property near the University of Missouri. The jury awarded MO Murrayfield, LLC, the purchaser of the property, $4.1 million in actual damages and $20.0 million in punitive damages and awarded TwinRock Holdings, LLC $10.0 million in punitive damages with $0 in actual damages. On October 24, 2025, the Circuit Court entered judgments in the above amounts in favor of the purchaser and the other party.
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
For additional information regarding legal proceedings, see Note 13 — “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
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
In April 2026, the Company experienced a cybersecurity incident in which a threat actor used social engineering techniques to obtain an employee's login credentials and gain unauthorized access to certain Company systems, resulting in the exfiltration of certain customer, employee, and internal business data. The Company promptly detected the incident, contained the unauthorized access, and engaged outside cybersecurity and legal counsel to assist with its response. The Company's systems and business operations were not disrupted, and the Company does not believe the incident has had a material impact on its business, financial condition or results of operations. There can be no assurance that future cybersecurity incidents will not adversely affect our reputation, brand, business, financial condition, and results of operations, or result in future costs, litigation, or regulatory proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
Share repurchase activity during the three months ended June 30, 2026 was as follows:

Periods	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2026 - April 30, 2026	17,425	$26.02	17,425	$90,145,690
May 1, 2026 - May 31, 2026	—	$—	—	90,145,690
June 1, 2026 - June 30, 2026	—	$—	—	90,145,690
Total	17,425		17,425	$90,145,690
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
(2)On April 30, 2026, the Company's Board of Directors approved an additional $70 million to repurchase common stock under its stock repurchase program. As of June 30, 2026, the Company had outstanding authorization to purchase up to $210 million of the Company's common stock under its common stock repurchase program announced on August 2, 2022 and increased on May 2, 2023 and April 30, 2026, of which $119.9 million had been utilized.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Fourth Amendment to the Second Amended and Restated Credit Agreement dated May 27, 2026, by and between Marcus & Millichap, Inc. and Wells Fargo Bank National Association.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	August 6, 2026	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)