Form 10-Q
period 2026-09-30
Marcus & Millichap, Inc.
filed 2026-11-06
CIK 1578732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-Q
__________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding as of November 3, 2026, was 37,951,698 shares.

MARCUS & MILLICHAP, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for shares and par value)

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash, cash equivalents, and restricted cash (restricted cash of $2,029 and $11,253 at September 30, 2026 and December 31, 2025, respectively)	$189,223	$161,921
Commissions receivable	15,423	14,851
Income tax receivable	1,852	1,962
Marketable debt securities, available-for-sale (amortized cost of $57,221 and $90,557 at September 30, 2026 and December 31, 2025, respectively, and $0 allowance for credit losses)	57,141	90,564
Advances and loans, net	14,378	15,299
Prepaid expenses and other assets, current	37,887	24,613
Total current assets	315,904	309,210
Property and equipment, net	23,769	23,877
Operating lease right-of-use assets, net	68,609	74,333
Marketable debt securities, available-for-sale (amortized cost of $130,138 and $145,570 at September 30, 2026 and December 31, 2025, respectively, and $0 allowance for credit losses)	126,453	145,701
Assets held in rabbi trust	13,998	13,476
Deferred tax assets, net	43,926	44,586
Goodwill and other intangible assets, net	40,404	41,662
Advances and loans, net	131,473	147,215
Other assets, non-current	20,689	27,120
Total assets	$785,225	$827,180
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$9,889	$11,021
Deferred compensation and commissions	47,669	57,463
Operating lease liabilities	16,260	18,796
Accrued bonuses and other employee related expenses	20,977	23,856
Other liabilities, current	18,396	10,311
Total current liabilities	113,191	121,447
Deferred compensation and commissions	34,496	35,416
Operating lease liabilities	56,063	59,459
Other liabilities, non-current	7,423	7,755
Total liabilities	211,173	224,077
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares – 25,000,000; issued and outstanding shares – none at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value:
Authorized shares – 150,000,000; issued and outstanding shares – 37,951,698 and 38,422,993 at September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid-in capital	209,370	192,945
Retained earnings	367,698	409,753
Accumulated other comprehensive (loss) income	(3,020)	401
Total stockholders’ equity	574,052	603,103
Total liabilities and stockholders’ equity	$785,225	$827,180
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Real estate brokerage commissions	$174,105	$162,166	$479,219	$427,205
Financing fees	26,980	26,292	84,092	70,681
Other revenue	7,283	5,434	19,439	13,320
Total revenue	208,368	193,892	582,750	511,206
Operating expenses:
Cost of services	133,452	120,996	363,755	315,962
Selling, general and administrative	73,517	72,527	216,420	215,629
Depreciation and amortization	2,305	2,743	7,044	8,745
Total operating expenses	209,274	196,266	587,219	540,336
Operating loss	(906)	(2,374)	(4,469)	(29,130)
Other income, net	3,656	4,041	11,611	13,518
Interest expense	(155)	(197)	(448)	(584)
Income (loss) before provision (benefit) for income taxes	2,595	1,470	6,694	(16,196)
Provision (benefit) for income taxes	1,588	1,230	4,878	(979)
Net income (loss)	$1,007	$240	$1,816	$(15,217)

Earnings (loss) per share:
Basic	$0.03	$0.01	$0.05	$(0.39)
Diluted	$0.03	$0.01	$0.05	$(0.39)
Weighted average common shares outstanding:
Basic	37,893	39,013	37,972	38,982
Diluted	38,296	39,175	38,266	38,982
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$1,007	$240	$1,816	$(15,217)
Other comprehensive (loss) income:
Marketable debt securities, available-for-sale:
Change in net unrealized gains and losses	(1,749)	213	(2,889)	1,039
Reclassification adjustment for net gains and losses included in other income, net	—	—	—	(6)
Net change, net of tax of $(609) and $(1,020) for the three and nine months ended September 30, 2026 and $72 and $344 for the three and nine months ended September 30, 2025, respectively	(1,749)	213	(2,889)	1,033
Foreign currency translation (loss) gain, net of tax of $0 for each of the three and nine months ended September 30, 2026 and 2025, respectively	(38)	(367)	(532)	571
Total other comprehensive (loss) income	(1,787)	(154)	(3,421)	1,604
Comprehensive (loss) income	$(780)	$86	$(1,605)	$(13,613)
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for shares)
(Unaudited)

	Three Months Ended September 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	—	$—	37,871,003	$4	$203,468	$376,674	$(1,233)	$578,913
Net and comprehensive income (loss)	—	—	—	—	—	1,007	(1,787)	(780)
Dividends	—	—	—	—	—	(9,983)	—	(9,983)
Stock-based award activity
Stock-based compensation	—	—	—	—	6,791	—	—	6,791
Issuance of common stock for vesting of restricted stock units	—	—	109,492	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(28,797)	—	(889)	—	—	(889)
Balance as of September 30, 2026	—	$—	37,951,698	$4	$209,370	$367,698	$(3,020)	$574,052

	Three Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	—	$—	38,996,974	$4	$181,624	$425,822	$325	$607,775
Net and comprehensive income (loss)	—	—	—	—	—	240	(154)	86
Dividends	—	—	—	—	—	(10,148)	—	(10,148)
Stock-based award activity
Stock-based compensation	—	—	—	—	5,966	—	—	5,966
Issuance of common stock for vesting of restricted stock units	—	—	112,155	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(26,321)	—	(812)	—	—	(812)
Repurchases of common stock	—	—	(21,733)	—	—	(626)	—	(626)
Balance as of September 30, 2025	—	$—	39,061,075	$4	$186,778	$415,288	$171	$602,241
See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	—	$—	38,422,993	$4	$192,945	$409,753	$401	$603,103
Net and comprehensive income (loss)	—	—	—	—	—	1,816	(3,421)	(1,605)
Dividends	—	—	—	—	—	(19,881)	—	(19,881)
Stock-based award activity
Stock-based compensation	—	—	—	—	20,187	—	—	20,187
Shares issued pursuant to employee stock purchase plan	—	—	22,398	—	540	—	—	540
Issuance of common stock for vesting of restricted stock units	—	—	557,573	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	18,886	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(157,195)	—	(4,302)	—	—	(4,302)
Repurchases of common stock	—	—	(912,957)	—	—	(23,990)	—	(23,990)
Balance as of September 30, 2026	—	$—	37,951,698	$4	$209,370	$367,698	$(3,020)	$574,052

	Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	—	$—	38,856,790	$4	$173,340	$458,907	$(1,433)	$630,818
Net and comprehensive (loss) income	—	—	—	—	—	(15,217)	1,604	(13,613)
Dividends	—	—	—	—	—	(20,378)	—	(20,378)
Stock-based award activity
Stock-based compensation	—	—	—	—	18,368	—	—	18,368
Shares issued pursuant to employee stock purchase plan	—	—	17,767	—	441	—	—	441
Issuance of common stock for vesting of restricted stock units	—	—	588,272	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards	—	—	17,297	—	—	—	—	—
Shares withheld related to net share settlement of stock-based awards	—	—	(167,982)	—	(5,788)	—	—	(5,788)
Issuance of common stock for stock settled deferred consideration	—	—	13,485	—	417	—	—	417
Repurchases of common stock	—	—	(264,554)	—	—	(8,024)	—	(8,024)
Balance as of September 30, 2025	—	$—	39,061,075	$4	$186,778	$415,288	$171	$602,241
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$1,816	$(15,217)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,044	8,745
Non-cash lease expense	15,607	15,997
Credit loss expense (benefit)	241	(99)
Stock-based compensation	20,187	18,368
Deferred taxes, net	1,684	(978)
Unrealized foreign exchange gains (losses)	266	(95)
Net realized gains on marketable debt securities, available-for-sale	—	(8)
Other non-cash items	616	1,756
Changes in operating assets and liabilities:
Commissions receivable	(833)	1,203
Prepaid expenses	(7,586)	440
Advances and loans	16,454	40,080
Other assets	(233)	(3,851)
Accounts payable and accrued expenses	(1,169)	663
Income tax receivable	111	(341)
Accrued bonuses and other employee related expenses	(2,801)	(6,675)
Deferred compensation and commissions	(8,575)	(27,567)
Operating lease liabilities	(14,939)	(15,045)
Other liabilities	(37)	3,013
Net cash provided by operating activities	27,853	20,389
Cash flows from investing activities
Purchases of marketable debt securities, available-for-sale	(118,503)	(285,048)
Proceeds from sales and maturities of marketable debt securities, available-for-sale	166,513	261,417
Issuances of employee notes receivable	(50)	(104)
Payments received on employee notes receivable	25	—
Purchase of property and equipment	(5,868)	(5,476)
Net cash provided by (used in) investing activities	42,117	(29,211)
Cash flows from financing activities
Taxes paid related to net share settlement of stock-based awards	(4,302)	(5,788)
Proceeds from issuance of shares pursuant to employee stock purchase plan	540	441
Dividends paid	(10,548)	(10,755)
Principal payments on stock appreciation rights liability	(2,518)	(2,230)
Principal payments on contingent consideration	(42)	(1,118)
Cash paid for stock repurchases	(25,492)	(7,975)
Net cash used in financing activities	(42,362)	(27,425)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(306)	162
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,302	(36,085)
Cash, cash equivalents, and restricted cash at beginning of period	161,921	153,445
Cash, cash equivalents, and restricted cash at end of period	$189,223	$117,360
Supplemental disclosures of cash flow information:
Interest paid during the period	$367	$466
Income taxes paid, net	$4,264	$387
Supplemental disclosures of noncash investing and financing activities:
Reduction of accrued bonuses and other employee related expenses in settlement of employee notes receivable	$73	$56
Unpaid purchases of property and equipment	$1,254	$683
Right-of-use assets obtained in exchange for operating lease liabilities	$9,871	$10,009
Issuance of stock for the settlement of deferred consideration	$—	$417
Dividend payable	$10,368	$10,597
See accompanying notes to condensed consolidated financial statements.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
0
1.    Description of Business and Basis of Presentation
Description of Business
Marcus & Millichap, Inc. (the “Company,” “Marcus & Millichap,” or “MMI”), a Delaware corporation, is a real estate services firm specializing in commercial real estate investment sales, financing services, research and advisory services. As of September 30, 2026, MMI operates 80 offices in the United States and Canada through its wholly-owned subsidiaries, including the operations of Marcus & Millichap Capital Corporation.
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
Basis of Presentation
The financial information presented in the accompanying unaudited condensed consolidated financial statements has been prepared in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements and notes include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto, including the Company’s accounting policies for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed on February 26, 2026 with the SEC. The results of the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, for other interim periods or for future years.
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
The Company derives its revenue from a broad range of real estate investors, owners, and users in the United States and Canada, none of which individually represents a significant concentration of credit risk. The Company maintains allowances, as needed, for estimated credit losses based on management’s assessment of the likelihood of collection. For each of the three and nine months ended September 30, 2026 and 2025, no transaction represented 10% or more of total revenue. Further, while one or more transactions may represent 10% or more of commissions receivable at any reporting date, amounts due for brokerage and financing transactions are typically collected within 10 days of settlement and, therefore, do not expose the Company to significant credit risk.
During the three and nine months ended September 30, 2026, the Company’s Canadian operations represented 3.8% and 4.2% of total revenue, respectively. During the three and nine months ended September 30, 2025, the Company’s Canadian operations represented 4.0% and 4.1% of total revenue, respectively.
During the three and nine months ended September 30, 2026 and 2025, no office represented 10% or more of total revenue.
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
2.    Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Computer software and hardware equipment	$62,283	$56,758
Furniture, fixtures and equipment	24,771	24,544
Less: accumulated depreciation and amortization	(63,285)	(57,425)
	$23,769	$23,877
Depreciation expense for property and equipment was $2.0 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively, and $6.0 million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively.
3.    Investments in Marketable Debt Securities, Available-for-Sale
Amortized cost, allowance for credit losses, gross unrealized gains (losses) in accumulated other comprehensive (loss) income and fair value of marketable debt securities, available-for-sale, by type of security consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasuries	$7,810	$—	$—	$(25)	$7,785
Corporate debt	49,411	—	3	(58)	49,356
	$57,221	$—	$3	$(83)	$57,141
Long-term investments:
U.S. treasuries	$21,723	$—	$—	$(565)	$21,158
U.S. government sponsored entities	3,922	—	—	(182)	3,740
Corporate debt	40,414	—	14	(1,041)	39,387
Asset-backed securities (“ABS”) and other	64,079	—	26	(1,937)	62,168
	$130,138	$—	$40	$(3,725)	$126,453

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
The Company’s investments in marketable debt securities, available-for-sale, that have been in a continuous unrealized loss position, for which an allowance for credit losses has not been recorded, by type of security consisted of the following (in thousands):

	September 30, 2026
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$27,935	$(556)	$749	$(34)	$28,684	$(590)
U.S. government sponsored entities	3,371	(116)	354	(66)	3,725	(182)
Corporate debt	75,120	(492)	9,065	(607)	84,185	(1,099)
ABS and other	46,615	(1,117)	5,183	(820)	51,798	(1,937)
	$153,041	$(2,281)	$15,351	$(1,527)	$168,392	$(3,808)

	December 31, 2025
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value(1)	Gross Unrealized Losses
U.S. treasuries	$—	$—	$780	$(17)	$780	$(17)
U.S. government sponsored entities	1,562	(2)	413	(44)	1,975	(46)
Corporate debt	21,937	(5)	12,266	(430)	34,203	(435)
ABS and other	8,237	(387)	3,426	(270)	11,663	(657)
	$31,736	$(394)	$16,885	$(761)	$48,621	$(1,155)
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
(1)Recorded in other income, net in the condensed consolidated statements of operations. The cost basis of securities sold was determined based on the specific identification method.
The Company invests its excess cash in a diversified portfolio of fixed and variable rate debt securities to meet current and future cash flow needs. All investments are made in accordance with the Company’s approved investment policy. As of September 30, 2026, the portfolio had a weighted average credit rating of AA- and a weighted term to contractual maturity of 8.2 years. As of September 30, 2026, the Company had 228 securities in the portfolio for which there was an unrealized loss. For these securities, there was an unrealized aggregate loss of $3.8 million, or 2.0% of amortized cost of the Company's total portfolio, and a weighted average credit rating of AA-.
As of September 30, 2026, the Company performed an impairment analysis and determined an allowance for credit losses was not required. The Company determined that it did not have an intent to sell and it was not more likely than not that the Company would be required to sell any security based on its current liquidity position, or to maintain compliance with its investment policy, specifically as it relates to minimum credit ratings. The Company evaluated the securities with an unrealized loss considering severity of loss, credit ratings, specific credit events during the period since acquisition, overall likelihood of default, market sector, potential impact from the current economic environment, including interest rates, geopolitical unrest and a review of an issuer’s and securities’ liquidity and financial strength, as needed. The Company concluded that it would receive all scheduled interest and principal payments. The Company, therefore, determined qualitatively that the unrealized loss was related to changes in interest rates and other market factors and therefore no allowance for credit losses was required.
Amortized cost and fair value of marketable debt securities, available-for-sale, by contractual maturity consisted of the following (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$57,221	$57,141	$90,557	$90,564
Due after one year through five years	70,113	68,691	85,624	86,148
Due after five years through ten years	15,032	14,693	16,055	16,118
Due after ten years	44,993	43,069	43,891	43,435
	$187,359	$183,594	$236,127	$236,265
The weighted average contractual maturity as of September 30, 2026 and December 31, 2025 was 8.2 years and 6.8 years, respectively. Actual maturities may differ from contractual maturities because certain issuers have the right to prepay certain obligations with or without prepayment penalties.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Goodwill and intangible assets, net consisted of the following (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Goodwill and intangible assets:
Goodwill	$37,656	$—	$37,656	$37,851	$—	$37,851
Intangible assets (1)	19,182	(16,434)	2,748	19,377	(15,566)	3,811
	$56,838	$(16,434)	$40,404	$57,228	$(15,566)	$41,662
(1)Total weighted remaining average amortization period was 2.2 years and 2.9 years as of September 30, 2026 and December 31, 2025, respectively. Intangible assets principally include non-compete agreements and customer relationships.
The Company recorded amortization expense for intangible assets of $0.3 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $1.1 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively.
The changes in the carrying amount of goodwill consisted of the following (in thousands):

Nine Months Ended September 30, 2026
Beginning balance	$37,851
Impact of foreign currency translation	(195)
Ending balance	$37,656
Estimated amortization expense for intangible assets by year for the next five years and thereafter consisted of the following (in thousands):

September 30, 2026
Remainder of 2026	$324
2027	1,214
2028	1,210
2029	—
2030	—
Thereafter	—
$2,748
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
As of September 30, 2026, the Company considered the impact of economic conditions and evaluated its goodwill and intangible assets for potential impairment. Based on this assessment, the Company determined no events or changes in circumstances existed that would indicate potential impairment. Accordingly, the Company concluded that as of September 30, 2026, there was no impairment of goodwill and intangible assets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Selected Balance Sheet Data
Allowances on Advances and Loans
Allowance for credit losses for advances and loans was $1.1 million as of both September 30, 2026 and December 31, 2025, which is included in advances and loans, net in the accompanying condensed consolidated balance sheets.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Security deposits	$—	$—	$1,224	$1,251
Employee notes receivable	65	140	28	1
Securities, held-to-maturity(1)	9,500	—	—	9,500
Loan performance fee receivable	5,678	5,121	15,274	15,112
Investments in convertible notes(2)	5,769	5,630	—	—
Prepaid expenses	14,035	10,424	3,981	—
Other(3)	2,840	3,298	182	1,256
	$37,887	$24,613	$20,689	$27,120
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
(3)Other primarily includes customer trust accounts.
Deferred Compensation and Commissions
Deferred compensation and commissions consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Stock appreciation rights (“SARs”) liability (1)	$863	$2,800	$6,820	$7,343
Commissions payable to investment sales and financing professionals	46,079	53,889	17,657	18,618
Deferred compensation liability (1)	398	331	10,019	9,455
Other	329	443	—	—
	$47,669	$57,463	$34,496	$35,416
(1)The SARs and deferred compensation liabilities become subject to payout at the time the participant is no longer considered a service provider. As a result of the retirement of certain participants, estimated amounts to be paid to participants within the next 12 months have been classified as current.
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
Under the revised agreements, MMI is required to accrue interest on the outstanding balance beginning on January 1, 2014, at a rate based on the 10-year treasury note, plus 2%. The rate resets annually. The rates at January 1, 2026 and 2025 were 6.19% and 6.57%, respectively. MMI recorded interest expense related to this liability of $114,000 and $156,000 for the three months ended September 30, 2026 and 2025, respectively, and $341,000 and $469,000 for the nine months ended September 30, 2026 and 2025, respectively.
Estimated payouts within the next 12 months for participants that have separated from service have been classified as current. The Company made payments of $2.8 million and $2.6 million during the nine months ended September 30, 2026 and 2025, respectively, consisting of principal and accumulated interest.
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
Deferred Compensation Liability
A select group of management is eligible to participate in the Marcus & Millichap Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is a non-qualified deferred compensation plan that is intended to comply with Section 409A of the Internal Revenue Code and permits participants to defer compensation up to the limits set forth in the Deferred Compensation Plan. Amounts are paid out generally when the participant is no longer a service provider; however, an in-service payout election is available to participants. Participants may elect to receive payouts as a lump sum or quarterly over a two to 15-year period. The Company elected to fund the Deferred Compensation Plan through Company-owned variable life insurance policies. The Deferred Compensation Plan is managed by a third-party institutional fund manager, and the deferred compensation and investment earnings are held as a Company asset in a rabbi trust, which is recorded in assets held in rabbi trust in the accompanying condensed consolidated balance sheets. The assets in the trust are restricted unless the Company becomes insolvent, in which case the trust assets are subject to the claims of the Company’s creditors. The Company may also, in its sole and absolute discretion, elect to withdraw at any time a portion of the trust assets by an amount by which the fair market value of the trust assets exceeds 110% of the aggregate deferred compensation liability represented by the participants’ accounts. Estimated payouts within the next 12 months for participants that have separated from service or elected an in-service payout have been classified as current. During the nine months ended September 30, 2026 and 2025, the Company made total payments to participants of $243,000 and $260,000, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Increase in the carrying value of the assets held in the rabbi trust (1)	$42	$542	$618	$1,173
Increase in the net carrying value of the deferred compensation obligation (2)	$(6)	$(524)	$(584)	$(1,069)
(1)Recorded in other income, net in the condensed consolidated statements of operations.
(2)Recorded in selling, general and administrative expense in the condensed consolidated statements of operations.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Liabilities
Other liabilities consisted of the following (in thousands):

	Current		Non-Current
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Contingent consideration	$597	$718	$1	$2
Dividends payable	10,569	1,040	1,093	1,289
Stock repurchase payable	—	1,501	—	—
Loan guarantee obligation	2,383	2,040	6,165	6,253
Other (1)	4,847	5,012	164	211
	$18,396	$10,311	$7,423	$7,755
(1)As of September 30, 2026 and December 31, 2025, other, current liabilities primarily includes a legal accrual related to an ongoing litigation matter. See Note 13 – “Commitments and Contingencies” for additional information.
6.    Related-Party Transactions
Shared and Transition Services
Certain services are provided to the Company under a Transition Services Agreement (“TSA”) between MMC and the Company. The TSA is intended to provide certain services until the Company acquires these services separately. In addition, the Company charges MMC for certain shared licensing arrangements. Under the TSA, the Company earned net charge-backs during the three months ended September 30, 2026 and 2025 of $14,000 and $19,000, respectively, and during the nine months ended September 30, 2026 and 2025 of $53,000 and $45,000, respectively. These amounts are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.
Brokerage and Financing Services with the Subsidiaries of MMC
MMC has wholly or majority owned subsidiaries that buy and sell commercial real estate properties. The Company performs certain brokerage and financing services related to transactions of the subsidiaries of MMC. For the three months ended September 30, 2026, the Company earned real estate brokerage commissions and financing fees of $0.3 million from transactions with subsidiaries of MMC related to these services, and incurred cost of services of $0.2 million related to this revenue. For the nine months ended September 30, 2026, the Company earned real estate brokerage commissions and financing fees of $1.6 million from transactions with subsidiaries of MMC related to these services, and incurred cost of services of $1.0 million related to this revenue. For the three and nine months ended September 30, 2025, the Company did not have any transactions with subsidiaries of MMC.
Operating Lease with MMC
The Company has an operating lease with MMC for a single-story office building located in Palo Alto, California, which expires in May 2032. The related operating lease cost was $0.3 million for both the three months ended September 30, 2026 and 2025, and $0.9 million for both the nine months ended September 30, 2026 and 2025. Operating lease cost is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations. The related operating lease ROU asset, net and operating lease liability as of September 30, 2026 were $5.6 million and $6.4 million, respectively, and as of December 31, 2025 were $6.2 million and $7.0 million, respectively.
Amounts due from and to MMC
As of September 30, 2026 and December 31, 2025, the Company recorded a net receivable of $7,000 and $3,100 with MMC, respectively. These amounts are included in prepaid expenses and other assets, current in the accompanying condensed consolidated balance sheets.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other
The Company makes advances to non-executive employees from time-to-time. At September 30, 2026 and December 31, 2025, the aggregate principal amount for employee notes receivable was $93,000 and $141,000, respectively, which is included in other assets in the accompanying condensed consolidated balance sheets. See Note 5 – “Selected Balance Sheet Data”.
As of September 30, 2026, George M. Marcus, the Company’s founder and Chairman, beneficially owned approximately 39.5% of the Company’s issued and outstanding common stock, including shares owned by Phoenix Investments Holdings, LLC and the Marcus Family Foundation II.
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
Assets and liabilities carried at fair value on a recurring basis consisted of the following (in thousands):

	September 30, 2026				December 31, 2025
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets:
Assets held in rabbi trust	$13,998	$—	$13,998	$—	$13,476	$—	$13,476	$—
Convertible notes	$5,769	$—	$—	$5,769	$5,630	$—	$—	$5,630
Cash equivalents (1):
Commercial paper	$22,377	$—	$22,377	$—	$2,396	$—	$2,396	$—
Money market funds	68,473	68,473	—	—	78,686	78,686	—	—
	$90,850	$68,473	$22,377	$—	$81,082	$78,686	$2,396	$—

Marketable debt securities, available-for-sale:
Short-term investments:
U.S. treasuries	$7,785	$7,785	$—	$—	$—	$—	$—	$—
Corporate debt	49,356	—	49,356	—	90,564	—	90,564	—
	$57,141	$7,785	$49,356	$—	$90,564	$—	$90,564	$—

Long-term investments:
U.S. treasuries	$21,158	$21,158	$—	$—	$29,259	$29,259	$—	$—
U.S. government sponsored entities	3,740	—	3,740	—	2,461	—	2,461	—
Corporate debt	39,387	—	39,387	—	54,257	—	54,257	—
ABS and other	62,168	—	62,168	—	59,724	—	59,724	—
	$126,453	$21,158	$105,295	$—	$145,701	$29,259	$116,442	$—

Liabilities:
Contingent consideration	$598	$—	$—	$598	$720	$—	$—	$720
Deferred compensation liability	$10,417	$10,417	$—	$—	$9,786	$9,786	$—	$—
(1)Included in cash, cash equivalents, and restricted cash on the accompanying condensed consolidated balance sheets.
There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2026 and 2025.
Contingent Consideration
During the nine months ended September 30, 2026, the Company considered current interest rates and the probability of achieving EBITDA and other performance targets in its determination of fair value for the contingent consideration. The Company is uncertain as to the extent of the volatility in the unobservable inputs in the foreseeable future.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2026 and December 31, 2025, contingent consideration had a maximum undiscounted payment to be settled in cash of $6.6 million and $6.8 million, respectively. Assuming the achievement of the applicable performance criteria and/or service and time requirements, the Company anticipates these payments will be made over the next 12 months. Changes in fair value are included in selling, general and administrative expense in the condensed consolidated statements of operations.
A reconciliation of contingent consideration measured at fair value on a recurring basis consisted of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$720	$4,731
Change in fair value of contingent consideration(1)	128	847
Payments of contingent consideration	(250)	(4,430)
Ending balance	$598	$1,148
(1)Includes immaterial impact of foreign currency translation.
Quantitative information about the valuation technique and significant unobservable inputs used in the valuation of the Company’s Level 3 financial liabilities measured at fair value on a recurring basis consisted of the following (dollars in thousands):

	Fair Value at September 30, 2026	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$598	Discounted cash flow	Expected life of cash flows	0.3-1.1 years	(0.3 years)
			Discount rate	6.7%-6.7%	(6.7%)
			Probability of achievement	0.3%-100.0%	(99.8%)

	Fair Value at December 31, 2025	Valuation Technique	Unobservable inputs	Range (Weighted Average)(1)
Contingent consideration	$720	Discounted cash flow	Expected life of cash flows	1.0-1.8 years	(1.0 year)
			Discount rate	5.2%-5.2%	(5.2%)
			Probability of achievement	0.3%-100.0%	(99.8%)
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
Convertible Notes
The fair value of the convertible notes considered (i) accrued interest rates between 6% and 10%, (ii) a net weighted average maturity of 0.14 years which may be extended at the option of the holders, (iii) the expected likelihood of occurrence of various scenarios including financing, equity financing, change in control, or liquidation, (iv) a net weighted average settlement of 93% considering premiums from potential conversion into equity and losses from potential liquidation, and (v) discounted cash flow at a weighted average discount rate of 14.0%. During the nine months ended September 30, 2026, the fair value of the convertible notes increased by approximately $0.1 million primarily due to a change in the estimated time of settlement. The estimated time to settlement changed from a weighted average of 0.27 years as of December 31, 2025 to 0.25 years as of September 30, 2026.
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
8.    Stockholders’ Equity
Common Stock
As of September 30, 2026 and December 31, 2025, there were 37,951,698 and 38,422,993 shares of common stock, $0.0001 par value, issued and outstanding, respectively, which included unvested restricted stock awards (“RSAs”) issued to non-employee directors. See Note 11 – “Earnings (loss) per Share” for additional information.
On July 31, 2026, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of October 6, 2026, to stockholders of record at the close of business on September 15, 2026. The compensation committee of the Company’s Board of Directors (“Compensation Committee”) granted dividend equivalents to all unvested grants as of the record date.
As of September 30, 2026, the dividend payable was $11.7 million, of which $9.5 million was subsequently paid on October 6, 2026 and $2.2 million of dividend equivalents related to unvested stock awards remain to be paid upon vesting of stock awards. The dividend payable is recorded in other liabilities in the condensed consolidated balance sheets, of which $1.1 million is classified as non-current. See Note 5 – “Selected Balance Sheet Data.”
Preferred Stock
The Company has 25,000,000 authorized shares of preferred stock with a par value of $0.0001 per share. At September 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.
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
Repurchases of Common Stock
On August 2, 2022, the Company's Board of Directors authorized a common stock repurchase program (the “Repurchase Program”) of up to $70 million. The Company's Board of Directors subsequently approved two additional authorizations of $70 million each on May 2, 2023 and on April 30, 2026, increasing the total authorized repurchase amount to $210 million. During the nine months ended September 30, 2026, the Company repurchased and retired 912,957 shares of common stock for $23.9 million, at an average cost of $26.22 per share. As of September 30, 2026, $90.1 million remained authorized and available for repurchases under the Repurchase Program.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2013 Plan, as amended, the “Amended Plan”). The Amended Plan was approved by the stockholders of the Company at the 2024 Annual Meeting of Stockholders.
Grants are made from time to time by the Compensation Committee at its discretion, subject to certain restrictions as to the number and value of shares that may be granted to any individual. In addition, non-employee directors receive annual grants under a Director Compensation Policy. The Compensation Committee, at its discretion, may credit dividend equivalents to certain unvested awards as provided in the Amended Plan. Any dividend equivalents credited to unvested awards are paid to the participant at the time the related grants vest. As of September 30, 2026, there were 1,774,787 shares available for future grants under the Amended Plan.
Awards Granted and Settled
Under the Amended Plan, the Company has issued RSAs to non-employee directors and restricted stock units (“RSUs”) to employees and independent contractors. RSAs vest on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. RSUs generally vest in equal annual installments over a four to five-year period from the date of grant or earlier as approved by the Compensation Committee. In February 2025, the compensation committee of the Board of Directors adopted a new form of PSU Award Agreement under the Amended Plan. The Company has also issued PSUs under the Amended Plan, which are subject to a three-year cliff-vesting period, based on achievement of pre-determined performance targets. At the end of each reporting period, the Company evaluates the probability that the PSUs will vest. Compensation expense related to PSUs is recognized generally over the three-year performance period, based on the grant-date fair value and the probability that the pre-determined performance targets will be achieved. Dividend equivalents granted for unvested stock awards are paid at the time the stock awards vest. Any unvested awards and dividend equivalents are forfeited upon termination as a service provider. As of September 30, 2026, there were no issued or outstanding options or SARs under the Amended Plan.
During the nine months ended September 30, 2026, 574,870 RSUs and RSAs vested, with 157,195 shares of common stock withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date. The shares withheld for taxes were returned to the share reserve and are available for future issuance in accordance with provisions of the Amended Plan. Unvested RSUs will be settled through the issuance of new shares of common stock.
Outstanding Awards
Activity under the Amended Plan consisted of the following (dollars in thousands, except weighted average per share data):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2025⁽¹⁾	1,753,386	$37.92
Granted	858,525	$27.80
Granted, with vesting subject to performance targets	176,706	$27.29
Vested	(574,870)	$39.10
Forfeited/canceled	(42,480)	$36.14
Nonvested shares at September 30, 2026⁽¹⁾	2,171,267	$32.78
(1)Nonvested RSUs will be settled through the issuance of new shares of common stock.
As of September 30, 2026, the Company had unrecognized stock-based compensation relating to RSUs, RSAs and PSUs of approximately $54.4 million, which is expected to be recognized over a weighted-average period of 3.05 years.
Employee Stock Purchase Plan
In 2013, the Company adopted the 2013 Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, non-overlapping six-month offering periods. The offering periods generally start on the first trading day on or after May 15 and November 15 of each year.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The ESPP initially had 366,667 shares of common stock reserved, and 24,993 shares of common stock remain available for issuance under the Amended ESPP as of September 30, 2026. As of September 30, 2026, total unrecognized compensation cost related to the Amended ESPP was $39,000 and is expected to be recognized over a weighted average period of 0.12 years.
Summary of Stock-Based Compensation
Components of stock-based compensation are included in selling, general and administrative expense in the condensed consolidated statements of operations and consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ESPP	$80	$69	$239	$201
RSUs, PSUs and RSAs	6,711	5,897	19,948	18,167
	$6,791	$5,966	$20,187	$18,368
10.    Income Taxes
The Company provides for the effects of income taxes in interim financial statements based on the Company’s estimate of its annual effective tax rate (“AETR”) for the full year, which is based on forecasted income by jurisdiction where the Company operates, adjusted for any tax effects of items that relate discretely to the period, if any. For the nine months ended September 30, 2026, the Company recognized an income tax provision of $4.9 million and an effective tax rate of 72.9%. In the comparable 2025 period, the Company recorded an income tax benefit of $1.0 million and an effective tax rate of 6.0%, calculated based on the actual year-to-date loss (the “discrete method”). The year-over-year increase in the effective tax rate is primarily driven by the use of the AETR method for the nine months ended September 30, 2026, compared with the discrete method applied in the prior period, as well as the effect of discrete tax items recorded in 2026. The Company evaluated the realizability of its net deferred tax asset of $43.9 million related to its U.S. operations and concluded that it is more likely than not that the asset will be realized, resulting in no additional valuation allowance. Canada deferred tax assets remain fully reserved with a valuation allowance.

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Earnings (Loss) per Share
Basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2026 and 2025, respectively, consisted of the following (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator (Basic and Diluted):
Net income (loss)	$1,007	$240	$1,816	$(15,217)
Change in value for stock settled consideration(1)	—	—	—	5
Adjusted net income (loss)	$1,007	$240	$1,816	$(15,212)

Denominator:
Basic
Weighted average common shares issued and outstanding	37,912	39,030	37,990	38,999
Deduct: Unvested RSAs(2)	(19)	(17)	(18)	(17)
Weighted average common shares outstanding	37,893	39,013	37,972	38,982

Basic earnings (loss) per common share	$0.03	$0.01	$0.05	$(0.39)
Diluted
Weighted average common shares outstanding from above	37,893	39,013	37,972	38,982
Add: Dilutive effect of RSUs, RSAs, PSUs & ESPP(3)	403	162	294	—
Weighted average common shares outstanding	38,296	39,175	38,266	38,982
Diluted earnings (loss) per common share	$0.03	$0.01	$0.05	$(0.39)
Antidilutive shares excluded from diluted earnings (loss) per common share(4)	317	755	894	1,096
(1)Relates to contingently issuable stock settled consideration.
(2)RSAs were issued to the non-employee directors and will vest in full on the earlier of the first anniversary of the date of grant or the next annual meeting of stockholders, subject to service requirements. See Note 9 – “Stock-Based Compensation Plans” for additional information.
(3)Shares related to the Company's RSUs, RSAs, PSUs, Amended ESPP, and contingently issuable shares were excluded from the weighted average common shares outstanding for the nine months ended September 30, 2025 because inclusion of such shares would be antidilutive in a period of loss.
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

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents selected financial information with respect to the Company’s single reportable segment for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Real estate brokerage commissions	$174,105	$162,166	$479,219	$427,205
Financing fees	26,980	26,292	84,092	70,681
Other revenue	7,283	5,434	19,439	13,320
Total revenue	208,368	193,892	582,750	511,206
Less:
Cost of services	133,452	120,996	363,755	315,962
Sales and production support	47,145	46,486	143,447	142,739
Facility expenses	8,471	8,659	25,460	25,785
Depreciation and amortization	2,305	2,743	7,044	8,745
Other segment items(1)	17,901	17,382	47,513	47,105
Interest expense	155	197	448	584
Other income	(3,656)	(4,041)	(11,611)	(13,518)
Income tax expense (benefit)	1,588	1,230	4,878	(979)
Total net expenses	207,361	193,652	580,934	526,423
Segment net income (loss)	1,007	240	1,816	(15,217)
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$1,007	$240	$1,816	$(15,217)

Other specified segment disclosures:
Interest income(2)	$3,608	$3,389	$11,025	$11,795
Interest expense	$155	$197	$448	$584
Other significant noncash items:
Stock-based compensation(3)	$6,791	$5,966	$20,187	$18,368
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
In accordance with ASC 450, management determined that the judgment makes a loss probable and reasonably estimable as to at least the actual damages component. Accordingly, the Company has an accrual of $4 million as of September 30, 2026, which was initially recorded in 2025. In light of the February 14, 2026 ruling, the Company has revised its estimate of the range of reasonably possible loss to $0 to approximately $24.1 million, pending appellate outcomes, exclusive of any pre-judgment interest or costs. The Company will continue to monitor the matter and update its assessment as warranted by future developments.
Credit Agreement
On September 25, 2023, the Company executed the First Amendment to the Second Amended and Restated Credit Agreement with Wells Fargo Bank, National Association (the “Bank”), which provides for a $10 million line of credit (the “Credit Facility”) and a maturity date of June 1, 2024. On May 30, 2024, the Company executed the Second Amendment to the Second Amended and Restated Credit Agreement which extended the maturity date to June 1, 2025. On May 9, 2025, the Company executed the Third Amendment to the Second Amended and Restated Credit Agreement, which further extended the maturity date to June 1, 2026. On May 27, 2026, the Company executed the Fourth Amendment to the Second Amended and Restated Credit Agreement, which further extended the maturity date to June 1, 2027. On October 14, 2026, the Company executed the Fifth Amendment to the Second Amended and Restated Credit Agreement, which increased the sublimit for standby letters of credit to $8.0 million (as amended, the “Credit Agreement”).
The Company may borrow, repay and reborrow amounts under the Credit Facility until its maturity date, at which time all amounts outstanding under the Credit Facility must be repaid in full. Borrowings under the Credit Facility are available for general corporate purposes and working capital. The Credit Facility includes an $8.0 million sublimit for the issuance of standby letters of credit of which $0.34 million was utilized at September 30, 2026. Borrowings under the Credit Facility will bear interest at the daily simple Secured Overnight Financing Rate plus a spread of 175 basis points. In connection with the amendments to the Credit Agreement, the Company paid bank fees and other expenses, which are being amortized over the remaining term of the Credit Agreement. The Company pays a commitment fee of up to 0.5% per annum, payable quarterly, based on the amount of unutilized commitments under the Credit Facility. The amortization and commitment fees are included in interest expense in the accompanying condensed consolidated statements of operations and were $41,000 for each of the three months ended September 30, 2026 and 2025, and $100,000 and $115,000 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, there were no amounts outstanding under the Credit Facility.
The Credit Facility contains customary covenants, including financial covenants, financial reporting requirements and events of default. Financial covenants require the Company, on a combined basis with its guarantors, to maintain total liquidity including cash and cash equivalents and marketable securities, held for sale of $100 million and an average daily cash balance of $35 million with the Bank, on a combined basis with all the guarantors, calculated as of the end of the

MARCUS & MILLICHAP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
month. Under the Fourth Amendment to the Second Amended and Restated Credit Agreement, the Company is no longer required to maintain $10 million of the minimum daily average cash deposits in a blocked account at the Bank, as cash collateral. The Credit Facility is secured by substantially all assets of the Company, including pledges of 100% of the stock or other equity interest of each subsidiary except for the capital stock of a controlled foreign corporation (as defined in the Internal Revenue Code), in which case no such pledge is required. As of September 30, 2026, the Company was in compliance with all financial and non-financial covenants and has not experienced any limitation in its operations as a result of the covenants. Our ability to borrow under our Credit Facility is limited by our ability to comply with its covenants or obtain necessary waivers.
Strategic Alliance
The Company, in connection with the Strategic Alliance with MTRCC, has agreed to provide loan opportunities that may be funded through MTRCC’s DUS Agreement with Fannie Mae. MTRCC's agreement with Fannie Mae requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can indemnify a portion of MTRCC’s guarantee obligation of loan opportunities presented to and closed by MTRCC. As of September 30, 2026, the Company has agreed to a maximum aggregate guarantee obligation of $525.5 million relating to loans with an unpaid balance of $3,207.1 million. The Company would be liable for its maximum aggregate guarantee obligation only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans were determined to be without value at the time of settlement. As of September 30, 2026 and December 31, 2025, the Company has recorded an allowance for loss-sharing obligations of $255,000 and $292,000, respectively. As of September 30, 2026 and December 31, 2025, the Company pledged $2.0 million and $1.3 million, respectively, in a restricted bank account in support of the guarantee obligation.
Other
In connection with certain agreements with investment sales and financing professionals, the Company may agree to advance amounts to such professionals upon reaching certain time and performance goals. Such commitments as of September 30, 2026 aggregated $8.0 million.
14.    Subsequent Events
On July 31, 2026, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, or $10.0 million, payable to stockholders of record at the close of business on September 15, 2026, of which $9.5 million was paid on October 6, 2026.
On October 14, 2026, the Company executed the Fifth Amendment to the Second Amended and Restated Credit Agreement with the Bank, which increases the sublimit for the issuance of standby letters of credit from $3.0 million to $8.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context requires otherwise, the words “Marcus & Millichap,” “MMI,” “we,” the “Company,” “us” and “our” refer to Marcus & Millichap, Inc., and its consolidated subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements, including our expectations regarding the long-term outlook of the commercial real estate transaction market, and our positioning within it, our belief relating to the Company’s long-term growth, our assessment of the key factors influencing the Company’s business outlook, including the expectation for future changes in interest rates or inflation and their impact on commercial real estate demand, and the execution of our capital return program, including a semi-annual dividend and stock repurchase program. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results may be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
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

In addition, in this Quarterly Report on Form 10-Q, words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “goal,” “expect,” “predict,” “potential,” “should,” and similar expressions, as they relate to our Company, our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026, including the “Risk Factors” section and the consolidated financial statements and notes included therein.
Overview
We are a leading national real estate services firm specializing in commercial real estate investment sales, financing services, research, and advisory services. We have been the top commercial real estate investment broker in the United States based on the number of investment transactions for more than 15 years. As of September 30, 2026, we had 1,670 investment sales and financing professionals that are primarily exclusive independent contractors operating in 80 offices, who provide real estate brokerage and financing services to sellers and buyers of commercial real estate assets. During the three and nine months ended September 30, 2026, we closed 2,316 and 6,644 investment sales, financing and other transactions with total sales volume of approximately $13.8 billion and $40.0 billion, respectively. During the year ended December 31, 2025, we closed 8,818 investment sales, financing and other transactions with total sales volume of approximately $50.8 billion.
We generate revenue by collecting real estate brokerage commissions upon the sale, and financing fees upon the financing of commercial properties, by providing equity advisory services and loan sales, loan guarantees and providing consulting and advisory services. Real estate brokerage commissions are typically based upon the value of the property and financing fees are typically based upon the size of the loan. During the three months ended September 30, 2026, approximately 84% of our revenue was generated from real estate brokerage commissions, 13% from financing fees and 3% from other revenue, including consulting and advisory services.
We divide commercial real estate into four major markets, characterized by price:
•Properties priced less than $1 million;
•Private client market: properties priced from $1 million to up to but less than $10 million;
•Middle market: properties priced from $10 million to up to but less than $20 million; and
•Larger transaction market: properties priced from $20 million and above.
We are the industry leader in serving private clients in the $1 million - $10 million private client market, which contributed approximately 61% and 63% of our real estate brokerage commissions during the three months ended September 30, 2026 and 2025, respectively, and approximately 63% and 64% for the nine months ended September 30, 2026 and 2025, respectively. The following table sets forth the number of transactions, sales volume and revenue by each commercial real estate market for real estate brokerage:

	Three Months Ended September 30,
	2026			2025			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	222	$135	$6,123	244	$151	$7,356	(22)	$(16)	$(1,233)
Private Client Market ($1 – <$10 million)	1,161	3,779	105,989	1,164	3,758	102,323	(3)	21	3,666
Middle Market ($10 – <$20 million)	121	1,671	30,501	106	1,405	26,139	15	266	4,362
Larger Transaction Market (≥$20 million)	80	3,824	31,492	72	3,044	26,348	8	780	5,144
	1,584	$9,409	$174,105	1,586	$8,358	$162,166	(2)	$1,051	$11,939

	Nine Months Ended September 30,
	2026			2025			Change
Real Estate Brokerage	Number	Volume	Revenue	Number	Volume	Revenue	Number	Volume	Revenue
		(in millions)	(in thousands)		(in millions)	(in thousands)		(in millions)	(in thousands)
<$1 million	645	$381	$17,559	657	$396	$18,032	(12)	$(15)	$(473)
Private Client Market ($1 – <$10 million)	3,295	10,816	300,340	3,026	9,791	273,542	269	1,025	26,798
Middle Market ($10 – <$20 million)	283	3,888	71,861	262	3,540	66,251	21	348	5,610
Larger Transaction Market (≥$20 million)	239	11,708	89,459	191	9,306	69,380	48	2,402	20,079
	4,462	$26,793	$479,219	4,136	$23,033	$427,205	326	$3,760	$52,014
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
Despite numerous economic headwinds, the U.S. economy is proving to be durable and resilient. Job creation remains positive, with the addition of 612,000 new positions through September 30, 2026. Although the pace of job creation has decreased from the 2010-2019 annual average of more than 2,000,000 positions per year, the unemployment rate remains in the low four percent range. In addition, retail sales have remained robust, achieving 6.3% growth on a year-over-year basis as of September 30, and on an inflation adjusted basis, retail sales growth remains positive at 3.1%. Other positive economic indicators, including both the ISM manufacturing and non-manufacturing indexes, delivered readings of 55 for September 2026, reiterating a positive growth outlook. These trends support the consensus Blue Chip GDP growth forecast of 2.3% for the year.
The positive economic growth outlook remains challenged by elevated inflation and a rising interest rate climate. Brent Crude oil prices pushed well above $100 per barrel in October 2026, reinforcing upward pressure on gasoline and diesel prices. As of October 20, 2026, the national average price of gasoline was 44% higher than its pre-Middle East conflict level on February 27, 2026, while diesel was 68% higher. As a result, energy prices were 20.4% higher in September than a year prior and transportation prices were up by 7.8%. These inflationary drivers pushed the Producer Price Index to a 6.3% year-over-year gain and the Consumer Price Index to 3.7% annual growth, levels substantively above the Federal Reserve target of 2.0% inflation. In September, the Federal Reserve raised the overnight rate by 25 basis points to a lower bound of 3.75%, and the consensus outlook portends additional rate increases that could restrain economic growth in 2027. Despite rising interest rates, investor motivation to transact remains positive. Many investors have commercial real estate targeted capital for acquisitions, and some owners face impending debt maturities that will require refinancing or asset sales. In many cases, owners will be unable to refinance their properties due to the higher interest rates, forcing them to sell properties. Investors may lose their initial investment if they are unable to refinance their properties and, in some cases, lenders are agreeing to short sales. This is creating acquisition opportunities for investors with ready capital who can buy the property at a lower basis. While higher interest rates have expanded the buyer/seller expectation gap, the prospect of further interest rate increases may cause both buyers and sellers to meet the market more quickly than in past cycles.

While the Middle East conflict, tariffs and other policies have sustained elevated uncertainty, and the prospect of rising inflation and higher interest rates could force another commercial real estate repricing cycle, long-term drivers support the commercial real estate investment thesis. Positive demographics, limited and falling construction levels across all property types together with the hard asset benefits offered by commercial real estate in an elevated inflation cycle bolster the long-term commercial real estate investment outlook.
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
Multifamily housing demand has rebounded in 2026 after a slow second half of 2025. However, demand tapered in the third quarter of 2026, falling short of new completions to raise the national average vacancy rate by 10 basis points over the second quarter to 4.6%. Slowing job creation and household formation impacted the pace of new leases, but that trend was partially offset by increased tenant retention. Rising mortgage rates have restrained home sales as monthly payments have pressed higher, expanding the affordability gap between renting and owning a home. This is helping multifamily operators retain rental households for longer. The multifamily market is also benefiting from the slowing pace of new apartment completions, which were nearly 27% lower in the first three quarters of 2026 compared to the same period last year. That trend helped sustain vacancy levels below 5% on a national basis. While rent growth varies substantively by region, with Sun Belt metros still facing a meaningful supply overhang and modestly negative rent growth in several metros, the broader trend is positive. With multifamily completions expected to decline further through 2027, the prospect of strengthening property performance offers investors an improving outlook. Although rental housing demand could be restrained if the economy, job creation or household formation continues to weaken, the current outlook remains cautiously optimistic.
The retail and industrial sectors remain encumbered by tariffs, economic uncertainty and elevated shipping and transportation costs, but space demand for both property types remained positive in the third quarter of 2026. Through the end of the third quarter, industrial space completions have declined by 14.7% from the same period last year, while space demand has increased. Third quarter industrial space absorption outpaced new completions for the first time since the second quarter of 2022 helping to reduce the national average industrial vacancy rate to 7.6%, a 10 basis points reduction compared to the second quarter. The momentum shift also resulted in 1.1% annual rent growth, marking the strongest national rent gain since mid-year 2024. With new industrial construction expected to slow further, the sector appears to be reaching a positive turning point.
Like industrial, retail space demand strengthened in the third quarter to outpace completions, with the national average vacancy rate down to 4.8%, a 10 basis point reduction compared to the second quarter of 2026. The positive momentum supported a modest improvement in rent growth. Although inflation, weak hiring and the erosion of wage-growth support pose a headwind for the retail sector, inflation adjusted core retail sales continue to gain ground, rising by 2.2% on a year-over-year basis as of September. If the sector sustains momentum, retail property performance should continue to make headway, especially as new space additions remain very limited.
Demand for office space continues to grow as companies increasingly bring more of their workforce into the office. Office space absorption has been positive for ten consecutive quarters, with annual gains on par with the 10-year average prior to the pandemic. While space demand has been concentrated in Class A properties and suburban areas of primary markets, the gains have been sufficient to reduce the vacancy rate by 150 basis points from its peak of 17.3% in the first quarter of 2024. Opportunistic investors who have acquired office assets at a significant discount and who anticipate an extended office property recovery cycle have boosted office property transaction activity.
The commercial real estate space demand outlook is difficult to discern amid the dramatic policy shifts enacted by the U.S. presidential administration. Increased uncertainty, weakened sentiment and higher inflation could slow decision making, causing commercial real estate space demand to falter. If policy clarity emerges, commercial real estate space demand could be reinvigorated. Nonetheless, all commercial real estate property types aside from office properties entered the new cycle on sound footing, suggesting a durable performance outlook.

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
The sustained upward pressure on interest rates in the third quarter, with elevated prospects of future rate increases by the Federal Reserve, have begun to spur investors to adapt their strategies. While many investors had hoped for rates to fall, the evolving outlook suggests that is unlikely. As a result, both buyers and sellers are increasingly motivated to take action before interest rates rise further. For investors facing impending mortgage maturities, many must decide whether to sell assets or refinance them at significantly higher interest rates. While some lenders may offer investors in good standing extensions of existing terms, fewer lenders are doing so than in past years. As a result, investors with loans that were originated five years ago at mortgage rates in the mid-3% range now face a refinance rate in the mid-6% to mid-7% range depending on the asset and borrower. The refinance terms also frequently require a significant additional cash infusion. As a result, investors may need to sell their properties at a loss, in some cases partnering with their lender to short sell the property for less than the current loan amount. By the same token, many buyers are expediting the purchase process as they attempt to lock-in their financing ahead of additional rate increases. Lending liquidity remains healthy, but prevailing interest rates now stand 30-50 basis points higher than they were 90 days ago.
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
Commercial real estate transaction activity increased by 6% in the third quarter of 2026 compared to the same period in 2025, led by gains in institutional grade industrial, office and single tenant retail property sales. In the third quarter, industrial transactions priced $20 million and higher surged to 1,133 transactions while office and single tenant retail transactions above $20 million increased by 89% and 278% respectively. Third quarter transaction velocity of property types priced between $2.5 million and $10 million edged down by 8% compared to the same quarter last year while the $10 million to $20 million segment was flat. The commercial real estate investment climate remains challenged by rising interest rates, slowed job creation and slowing household formation. However, if the conflict in the Middle East reaches a resolution, inflation could abate, alleviating some of the interest rate pressure. Nonetheless, commercial real estate has historically offered some inflation resistance and has delivered durable returns when financial market turbulence rises, so commercial real estate could emerge as a favored alternative investment option.
Several metrics traditionally associated with rising transaction activity, including increased exclusive inventory being brought to market and rising requests for Broker Opinions of Value, suggest that transactional momentum could be sustained in the coming quarters. Nonetheless, the variety of potential headwinds facing the sector, including the economy, rising inflation, rising interest rates, financial market trends, geopolitical and commercial real estate pricing clarity, could suppress activity. In the current uncertain climate, defensive assets such as single-tenant net lease properties backed by high-credit tenants and medical office assets continue to receive buyer interest. Apartment properties, supported by positive long-term drivers, including robust demographics of the renter-aged population and the high cost of homeownership, is also a favored property segment. Ultimately, market velocity will be dictated by a combination of the economic outlook, financial market trends, geopolitical forces, Federal Reserve action, interest rates and the buyer/seller expectation gap. If trade and foreign policy stabilize, uncertainty abates and investor sentiment rises, we believe commercial real estate investment activity could gain additional momentum.
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

Results of Operations
The following is a discussion of our results of operations for the three and nine months ended September 30, 2026 and 2025. The tables included in the period comparisons below provide summaries of our results of operations. The period-to-period comparisons of financial results are not necessarily indicative of future results.
Key Operating Metrics
We regularly review a number of key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We also believe these metrics are relevant to investors’ and others’ assessment of our financial condition and results of operations. During the three months ended September 30, 2026 and 2025, we closed 2,316 and 2,289 investment sales, financing and other transactions, respectively, with total sales volume of approximately $13.8 billion and $12.2 billion, respectively. During the nine months ended September 30, 2026 and 2025, we closed 6,644 and 6,065 investment sales, financing and other transactions, respectively, with total sales volume of approximately $40.0 billion and $33.9 billion, respectively. Such key metrics for real estate brokerage and financing activities (excluding other transactions) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Brokerage	2026	2025	2026	2025
Average number of investment sales professionals	1,564	1,554	1,597	1,558
Average number of transactions per investment sales professional	1.01	1.02	2.79	2.65
Average commission per transaction	$109,915	$102,248	$107,400	$103,289
Average commission rate	1.85%	1.94%	1.79%	1.85%
Average transaction size (in thousands)	$5,940	$5,270	$6,005	$5,569
Total number of transactions	1,584	1,586	4,462	4,136
Total brokerage sales volume (in millions)	$9,409	$8,358	$26,793	$23,033

	Three Months Ended September 30,		Nine Months Ended September 30,
Financing (1)	2026	2025	2026	2025
Average number of financing professionals	102	101	102	101
Average number of transactions per financing professional	4.15	4.02	12.75	11.41
Average fee per transaction	$51,652	$50,246	$54,077	$49,176
Average fee rate	0.76%	0.71%	0.74%	0.69%
Average transaction size (in thousands)	$6,830	$7,065	$7,341	$7,108
Total number of transactions	423	406	1,301	1,152
Total financing sales volume (in millions)	$2,889	$2,868	$9,550	$8,188
(1)Operating metrics exclude certain financing fees not directly associated to transactions.

Comparison of Three Months Ended September 30, 2026 and 2025
Below are key operating results for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 (dollars in thousands):

	Three Months Ended September 30, 2026	Percentage of Revenue	Three Months Ended September 30, 2025	Percentage of Revenue	Change
					Dollars	Percentage
Revenue:
Real estate brokerage commissions	$174,105	83.6%	$162,166	83.6%	$11,939	7.4%
Financing fees	26,980	12.9	26,292	13.6	688	2.6%
Other revenue	7,283	3.5	5,434	2.8	1,849	34.0%
Total revenue	208,368	100.0	193,892	100.0	14,476	7.5%
Operating expenses:
Cost of services	133,452	64.0	120,996	62.4	12,456	10.3%
Selling, general and administrative	73,517	35.3	72,527	37.4	990	1.4%
Depreciation and amortization	2,305	1.1	2,743	1.4	(438)	(16.0)%
Total operating expenses	209,274	100.4	196,266	101.2	13,008	6.6%
Operating loss	(906)	(0.4)	(2,374)	(1.2)	1,468	61.8%
Other income, net	3,656	1.8	4,041	2.0	(385)	(9.5)%
Interest expense	(155)	(0.1)	(197)	(0.1)	42	(21.3)%
Income before provision for income taxes	2,595	1.3	1,470	0.7	1,125	76.5%
Provision for income taxes	1,588	0.8	1,230	0.6	358	29.1%
Net income	$1,007	0.5%	$240	0.1%	$767	319.6%
Adjusted EBITDA (1)	$8,241	4.0%	$6,889	3.6%	$1,352	19.6%
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
Revenue
Our total revenue was $208.4 million for the three months ended September 30, 2026 compared to $193.9 million for the same period in 2025, an increase of $14.5 million, or 7.5%. Total revenue primarily increased as a result of increases in real estate brokerage commissions and financing fees, as described below. See the “Factors Affecting Our Business” section for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions increased to $174.1 million for the three months ended September 30, 2026 from $162.2 million for the same period in 2025, an increase of $11.9 million, or 7.4%. The increase was primarily attributed to a 12.6% increase in total sales volume, partially offset by a nine basis point decrease in the average commission rate earned. The Middle Market and Larger Transaction Market revenue increased by 18.1% and the Private Client Market revenue increased by 3.6%.
Financing fees. Revenue from financing fees increased to $27.0 million for the three months ended September 30, 2026 from $26.3 million for the same period in 2025, an increase of $0.7 million, or 2.6%. The increase was primarily attributed to a 0.7% increase in the total financing volume and a five basis point increase in the average fee rate earned compared to the same period in 2025.
Other revenue. Other revenue increased to $7.3 million for the three months ended September 30, 2026 from $5.4 million for the same period in 2025, an increase of $1.8 million, or 34.0%. The increase was primarily driven by increases in leasing fees and consulting fees during the three months ended September 30, 2026 compared to the same period in 2025.

Total Operating Expenses
Our total operating expenses were $209.3 million for the three months ended September 30, 2026 compared to $196.3 million for the same period in 2025, an increase of $13.0 million, or 6.6%. Cost of services increased by $12.5 million, partially offset by a decrease of $0.4 million in depreciation and amortization expense as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services increased to $133.5 million for the three months ended September 30, 2026 from $121.0 million for the same period in 2025, an increase of $12.5 million, or 10.3%. The increase was primarily due to increased commission expenses driven by the related increased revenue discussed above. Cost of services as a percentage of total revenue increased by 160 basis points to 64.0% compared to the same period in 2025 primarily due to our senior investment sales and financing professionals earning higher commissions in 2026.
Selling, general and administrative expense. Selling, general and administrative expense increased to $73.5 million for the three months ended September 30, 2026 compared to $72.5 million for the same period in 2025, an increase of 1.4%. The net increase of $1.0 million is primarily due to an increase in IT related costs partially offset by a decrease in litigation costs. In the third quarter of 2025, a $4.0 million legal accrual was recorded related to an ongoing litigation matter.
Depreciation and amortization expense. Depreciation and amortization expense decreased to $2.3 million for the three months ended September 30, 2026 from $2.7 million for the same period in 2025, a decrease of $0.4 million, or 16.0%. The decrease primarily relates to assets that were fully depreciated.
Other Income, Net
Other income, net decreased to $3.7 million for the three months ended September 30, 2026 from $4.0 million for the same period in 2025. The $0.3 million decrease is primarily due to a lower average yield on the Company's investments and to a reduction of the invested assets during the period compared to the same period in prior year.
Interest Expense
Interest expense decreased by an immaterial amount for the three months ended September 30, 2026 compared to the same period in 2025, and primarily relates to interest expense on our SARs liability.
Provision for Income Taxes
The provision for income taxes was $1.6 million for the three months ended September 30, 2026, compared to $1.2 million for the same period in 2025. The effective income tax rate for the three months ended September 30, 2026 was 61.2%, compared to 83.7% for the same period in 2025. The effective tax rate for the three months ended September 30, 2026 was determined using the estimated annual effective tax rate method, whereas the effective tax rate for the same period in 2025 was determined using the discrete method. The lower effective tax rate for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to non-deductible items, state income taxes, and shortfall tax expenses, net, related to stock-based compensation, as well as higher pre-tax income in the current period, which reduced the relative impact of these items. Refer to Note 10 – “Income Taxes” of our accompanying Notes to Condensed Consolidated Financial Statements for additional information.

Comparison of Nine Months Ended September 30, 2026 and 2025
Below are key operating results for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 (dollars in thousands):

	Nine Months Ended September 30, 2026	Percentage of Revenue	Nine Months Ended September 30, 2025	Percentage of Revenue	Change
					Dollars	Percentage
Revenue:
Real estate brokerage commissions	$479,219	82.2%	$427,205	83.6%	$52,014	12.2%
Financing fees	84,092	14.4	70,681	13.8	13,411	19.0%
Other revenue	19,439	3.4	13,320	2.6	6,119	45.9%
Total revenue	582,750	100.0	511,206	100.0	71,544	14.0%
Operating expenses:
Cost of services	363,755	62.4	315,962	61.8	47,793	15.1%
Selling, general and administrative	216,420	37.2	215,629	42.2	791	0.4%
Depreciation and amortization	7,044	1.2	8,745	1.7	(1,701)	(19.5)%
Total operating expenses	587,219	100.8	540,336	105.7	46,883	8.7%
Operating loss	(4,469)	(0.8)	(29,130)	(5.7)	24,661	(84.7)%
Other income, net	11,611	2.0	13,518	2.6	(1,907)	(14.1)%
Interest expense	(448)	(0.1)	(584)	(0.1)	136	(23.3)%
Income (loss) before provision (benefit) for income taxes	6,694	1.1	(16,196)	(3.2)	22,890	141.3%
Provision (benefit) for income taxes	4,878	0.8	(979)	(0.2)	5,857	598.3%
Net income (loss)	$1,816	0.3%	$(15,217)	(3.0)%	$17,033	111.9%
Adjusted EBITDA (1)	$23,306	4.0%	$(397)	(0.1)%	$23,703	(2)
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
(2)Percentage not meaningful.
Revenue
Our total revenue was $582.8 million for the nine months ended September 30, 2026 compared to $511.2 million for the same period in 2025, an increase of $71.5 million, or 14.0%. Total revenue primarily increased as a result of increases in real estate brokerage commissions and financing fees, as described below. See the “Factors Affecting Our Business” section for additional market information.
Real estate brokerage commissions. Revenue from real estate brokerage commissions increased to $479.2 million for the nine months ended September 30, 2026 from $427.2 million for the same period in 2025, an increase of $52.0 million, or 12.2%. The increase was primarily attributed to a 16.3% increase in total sales volume, partially offset by a six basis point decrease in the average commission rate earned compared to the same period in 2025. The decrease in the average commission rate was primarily driven by a shift in revenue from the Private Client Market to the Larger Transaction Market, which generally earns lower commission rates. For the nine months ended September 30, 2026, the Larger Transaction Market included certain transactions with sales volume exceeding $300 million individually, which more significantly reduced the average commission rate earned. The Middle Market and Larger Transaction Market revenue increased by 18.9%, while the Private Client Market revenue increased by 9.8%.
Financing fees. Revenue from financing fees increased to $84.1 million for the nine months ended September 30, 2026 from $70.7 million for the same period in 2025, an increase of $13.4 million, or 19.0%. The increase was primarily attributed to a 16.6% increase in the total financing volume and a five basis point increase in the average fee rate earned compared to the same period in 2025.
Other revenue. Other revenue increased to $19.4 million for the nine months ended September 30, 2026 from $13.3 million for the same period in 2025, an increase of $6.1 million, or 45.9%. The increase was primarily driven by increases in leasing fees and consulting fees during the nine months ended September 30, 2026 compared to the same period in 2025.
Total Operating Expenses
Our total operating expenses were $587.2 million for the nine months ended September 30, 2026 compared to $540.3 million for the same period in 2025, an increase of $46.9 million, or 8.7%. Cost of services increased by $47.8 million, partially offset by a decrease of $1.7 million in depreciation and amortization expense as described below.
Cost of services. Cost of services are variable commissions paid to our investment sales professionals and compensation-related costs in connection with our financing activities. Cost of services increased to $363.8 million for the nine months ended September 30, 2026 from $316.0 million for the same period in 2025, an increase of $47.8 million, or 15.1%. The increase was primarily due to increased commission expenses driven by the related increased revenue discussed above. Cost of services as a percentage of total revenue increased by 60 basis points to 62.4% compared to the same period in 2025 primarily due to our senior investment sales and financing professionals earning higher commissions in 2026.
Selling, general and administrative expense. Selling, general and administrative expense increased to $216.4 million for the nine months ended September 30, 2026 compared to $215.6 million for the same period in 2025, an increase of 0.4%. The net increase of $0.8 million is primarily due to an increase in IT related costs partially offset by a decrease in litigation costs. In the third quarter of 2025, a $4.0 million legal accrual was recorded related to an ongoing litigation matter.
Depreciation and amortization expense. Depreciation and amortization expense decreased to $7.0 million for the nine months ended September 30, 2026 from $8.7 million for the same period in 2025, a decrease of $1.7 million, or 19.5%. The decrease primarily relates to assets that were fully depreciated.
Other Income, Net
Other income, net decreased to $11.6 million for the nine months ended September 30, 2026 from $13.5 million for the same period in 2025. The $1.9 million decrease primarily relates to a lower average yield on the Company's investments and to a reduction of the invested assets during the period compared to the same period in the prior year.
Interest Expense
Interest expense decreased by an immaterial amount for the nine months ended September 30, 2026 compared to the same period in 2025, and primarily relates to interest expense on our SARs liability.
Provision (benefit) for Income Taxes
The provision for income taxes was $4.9 million for the nine months ended September 30, 2026, compared to a benefit for income taxes of $1.0 million for the same period in 2025. The effective income tax rate for the nine months ended September 30, 2026 was 72.9% compared to 6.0% for the same period in 2025. The increase in the effective tax rate for the nine months ended September 30, 2026, compared to the same period in 2025, primarily reflects the use of the estimated AETR methodology in 2026, compared to the discrete method in 2025. In addition, the effective tax rate for the nine months ended September 30, 2026 was impacted by the change from a pre-tax loss in the prior-year period compared to pre-tax income in the current-year period, as well as the relative impact of non-deductible items, state income taxes, and shortfall tax expenses, net, related to stock-based compensation. Refer to Note 10 – “Income Taxes” of our accompanying Notes to Condensed Consolidated Financial Statements for additional information.
Non-GAAP Financial Measure
In this Quarterly Report on Form 10-Q, we include a non-GAAP financial measure, Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) before (i) interest income and other, including interest on marketable debt securities, available-for-sale and cash, cash equivalents, and restricted cash, and net realized gains (losses) on marketable debt securities, available-for-sale, (ii) interest expense, (iii) provision (benefit) for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation. We use Adjusted EBITDA in our business operations to evaluate the performance of our business, develop budgets and measure our performance against those budgets, among other things. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate our overall operating performance. However, Adjusted EBITDA has material limitations as a supplemental metric and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. We find Adjusted EBITDA to be a useful management metric to assist in evaluating performance, because Adjusted EBITDA eliminates items related to capital structure, taxes and non-cash items. In light of the foregoing limitations, we do not rely solely on Adjusted EBITDA as a performance measure and also consider our U.S. GAAP results. Adjusted EBITDA is not a measurement of our financial performance under U.S. GAAP and should not be considered as an alternative to net income (loss), operating loss or any other measures calculated in accordance with U.S. GAAP. Because Adjusted EBITDA is not calculated in the same manner by all companies, it may not be comparable to other similarly titled measures used by other companies. A reconciliation of the most directly comparable U.S. GAAP financial measure, net income (loss), to Adjusted EBITDA is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$1,007	$240	$1,816	$(15,217)
Adjustments:
Interest income and other (1)	(3,605)	(3,487)	(11,067)	(11,898)
Interest expense	155	197	448	584
Provision (benefit) for income taxes	1,588	1,230	4,878	(979)
Depreciation and amortization	2,305	2,743	7,044	8,745
Stock-based compensation	6,791	5,966	20,187	18,368
Adjusted EBITDA	$8,241	$6,889	$23,306	$(397)
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

Cash Flows
Our total cash, cash equivalents, and restricted cash balance increased by $27.3 million to $189.2 million at September 30, 2026, compared to $161.9 million at December 31, 2025. The following table sets forth our summary cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$27,853	$20,389
Net cash provided by (used in) investing activities	42,117	(29,211)
Net cash used in financing activities	(42,362)	(27,425)
Effect of currency exchange rate changes on cash, cash equivalents, and restricted cash	(306)	162
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,302	(36,085)
Cash, cash equivalents, and restricted cash at beginning of period	161,921	153,445
Cash, cash equivalents, and restricted cash at end of period	$189,223	$117,360
Operating Activities
Cash flows provided by operating activities were $27.9 million for the nine months ended September 30, 2026 compared to $20.4 million for the same period in 2025. The $7.5 million increase in cash flows provided by operating activities for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to a $17.0 million decrease in net losses, as discussed above, and a $19.0 million decrease in the change in deferred compensation and commissions, partially offset by a $23.6 million decrease in advances and loans and an $8.0 million increase in prepaid expenses in the nine months ended September 30, 2026 compared to the same period in 2025. The cash flows provided by operating activities were also affected by the timing of certain cash receipts and payments.
Investing Activities
Cash flows provided by investing activities were $42.1 million for the nine months ended September 30, 2026 compared to cash flows used in investing activities of $29.2 million for the same period in 2025. The $71.3 million increase in cash provided by investing activities for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to an increase in net proceeds of $71.6 million from sales, purchases, and maturities of securities.
Financing Activities
Cash flows used in financing activities were $42.4 million for the nine months ended September 30, 2026 compared to $27.4 million for the same period in 2025. The $15.0 million increase in cash flows used in financing activities is primarily due to the $17.5 million increase in cash paid for stock repurchases in the 2026 period compared to the same period in 2025.
Liquidity
We believe that our existing balances of cash and cash equivalents, cash flows expected to be generated from our operations, and proceeds from the sale of marketable debt securities, available-for-sale will be sufficient to satisfy our operating requirements for at least the next 12 months and beyond. If we need to raise additional capital through public or private debt or equity financings, strategic relationships or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could prevent us from funding acquisitions or otherwise financing our growth or operations. As of September 30, 2026, cash (excluding restricted cash), cash equivalents, and marketable debt securities, available-for-sale, aggregated $370.8 million.
Credit Agreement
We have a credit agreement with Wells Fargo Bank, National Association (as amended, the “Credit Agreement”) which provides for a $10 million principal amount senior secured revolving credit facility that is guaranteed by all of our domestic subsidiaries and matures on June 1, 2027. As of September 30, 2026, there were no amounts outstanding under the Credit Agreement. We monitor covenant compliance on a regular basis to ensure continued compliance with the Credit Agreement. Our ability to borrow under the Credit Agreement is limited by our ability to comply with its covenants or obtain necessary waivers. See Note 13 – “Commitments and Contingencies” of our accompanying Notes to Condensed Consolidated Financial Statements for additional information on the Credit Agreement.
Off Balance Sheet Arrangements
The Company, in connection with the Strategic Alliance with M&T Realty Capital Corporation (“MTRCC”), has agreed to provide loan opportunities that may be funded through MTRCC’s agreement with Fannie Mae, which requires MTRCC to guarantee a portion of each funded loan. On a loan-by-loan basis, the Company, at its option, can assume a portion of MTRCC’s guarantee obligation to Fannie Mae of loan opportunities presented to and closed by MTRCC. As of September 30, 2026, the Company has agreed to a maximum aggregate guarantee obligation of $525.5 million relating to loans with an unpaid balance of $3,207.1 million. The maximum guarantee obligation is not representative of the actual loss we would incur. The Company would be liable for this amount only if all of the loans for which it is providing a guarantee to MTRCC were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement. The Company has recorded an allowance for losses of $255,000 as of September 30, 2026 related to these guarantee obligations. The Company is required to provide cash collateral to MTRCC for this obligation and this is reflected as $2.0 million of restricted cash as of September 30, 2026, which is included in cash, cash equivalents, and restricted cash on the condensed consolidated balance sheet.
Material Cash Requirements
There have been no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 through the date on which the condensed consolidated financial statements were issued, other than for the payment of $9.5 million on April 3, 2026 of a semi-annual regular dividend of $0.25 per share on outstanding common stock declared by our Board of Directors on February 10, 2026. On July 31, 2026, the Board of Directors declared a semi-annual regular dividend of $0.25 per share, with a payment date of October 6, 2026, to stockholders of record at the close of business on September 15, 2026, of which $9.5 million was paid on October 6, 2026.
Inflation
Our commissions and other variable costs related to revenue are primarily affected by real estate market supply and demand, which may be affected by uncertain or changing economic and market conditions, including inflation/deflation arising in connection with and in response to various macroeconomic factors and impact of increased interest rates on the broader economy.
The annual CPI inflation rate in the U.S. peaked at 9.1% in June 2022, the highest annual inflation rate since November 1981. CPI inflation fell to 2.4% as of March 2025 and ended 2025 at 2.7%. In May 2026, largely due to the surge in oil and gas prices caused by the Middle East conflict, inflation increased to 4.2% before retreating to 3.4% in July as the cease fire allowed increased crude oil to navigate the Strait of Hormuz, lowering energy costs. Since then, the price of oil, gasoline and diesel have boosted inflation, taking the rate to 3.7% as of September with leading indicators such as energy inflation and the Producer Price Index suggesting inflation will increase. Although tariffs will likely play a role in the inflation outlook, the greater inflation risks largely center on the duration of the Middle East conflict and the amount of damage done to infrastructure. The uncertainty surrounding these variables has increased expectations of additional rate increases by the Federal Reserve in the coming months.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We maintain a portfolio of investments in a variety of fixed and variable debt rate securities, including U.S. Treasuries, U.S. government sponsored entities, corporate debt, asset-backed securities and others. As of September 30, 2026, the fair value of investments in marketable debt securities, available-for-sale was $183.6 million. The primary objective of our investment activity is to maintain the safety of principal and to provide for future liquidity requirements while maximizing yields without significantly increasing risk. While some investments may be securities of companies in foreign countries, all investments are denominated and payable in U.S. Dollars. We do not enter into investments for trading or speculative purposes. While our intent is not to sell these investment securities prior to their stated maturities, we may choose to sell any of the securities for strategic reasons including, but not limited to, anticipated capital requirements, anticipation of credit deterioration, duration management, yield management and because a security no longer meets the criteria of our investment policy. We do not use derivatives or similar instruments to manage our interest rate risk. We seek to invest in high quality investments. The weighted average credit rating of our portfolio investments (exclusive of cash, cash equivalents, and restricted cash) was AA- as of September 30, 2026. Maturities are maintained consistent with our short-, medium- and long-term liquidity objectives.
Currently, our portfolio of investments predominantly consists of fixed interest rate debt securities; however, a portion of our investment portfolio may consist of variable interest rate debt securities. Our investments in fixed interest rate debt securities are subject to various market risks. Changes in prevailing interest rates may adversely or positively impact their fair market value should interest rates generally rise or fall. Accordingly, we also may have interest rate risk with variable interest rate debt securities as the income produced may decrease if interest rates fall. Contraction in market liquidity may adversely affect the value of portions of our portfolio and affect our ability to sell securities in the time frames required and at acceptable prices. Uncertainty in future market conditions may raise market participants’ expectations of returns, thus impacting the value of securities in our portfolio as well. The following table sets forth the impact on the fair value of our investments as of September 30, 2026 from changes in interest rates based on the weighted average duration of the debt securities in our portfolio (in thousands):

Change in Interest Rates	Approximate Change in Fair Value of Investments Increase (Decrease)
2% Decrease	$6,017
1% Decrease	$3,048
1% Increase	$(3,128)
2% Increase	$(6,336)
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
Our management, with the supervision and participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q, based on the criteria established under the Internal Control Integrated Framework (the “2013 framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, our management has concluded that as of September 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For additional information regarding legal proceedings, see Note 13 — “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
There were no share repurchases as part of the publicly announced plans or programs during the three months ended September 30, 2026, and the approximate dollar value of shares available for purchase under the plans or programs is $90.1 million.
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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marcus & Millichap, Inc.

Date:	November 6, 2026	By:	/s/ Hessam Nadji
Hessam Nadji President and Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2026	By:	/s/ Steven F. DeGennaro
Steven F. DeGennaro Chief Financial Officer (Principal Financial Officer)